Form 10-Q
period 2000-03-31
DIVERSA CORP
filed 2000-05-12
CIK 1049210

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ____________________

                                   Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File number 000-29173

                              DIVERSA CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                           22-3297375
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification  Number)


10665 Sorrento Valley Road, San Diego, California                92121
    (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code is (858) 453-7020

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1) [X] Yes  [_]  No;    (2) [_] Yes  [X]  No

(The Registrant has been subject to the filing requirements of Section 13(a) and 15(d) less than 90 days because the Registrant's Registration Statement on Form 8-A was declared effective by the Commission on February 11, 2000.)

The number of shares of the Registrant's Common Stock outstanding as of May 4, 2000 was 34,604,215.

                              DIVERSA CORPORATION
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2000 (unaudited)
           and December 31, 1999........................................      3
         Condensed Statements of Operations (unaudited) for the
           three months ended March 31, 2000 and 1999...................      4
         Condensed Statements of Cash Flows (unaudited) for the
           three months ended March 31, 2000 and 1999...................      5
         Notes to Condensed Financial Statements........................      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     12

PART II - OTHER INFORMATION

Item 1   Legal Proceedings..............................................     13
Item 2   Change in Securities and Use of Proceeds.......................     13
Item 3   Defaults Upon Senior Securities................................     13
Item 4   Submission of Matters to a Vote of Securities Holders..........     13
Item 5   Other Information..............................................     14
Item 6   Exhibits and Reports on Form 8-K...............................     15

SIGNATURES..............................................................     16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              DIVERSA CORPORATION
                           CONDENSED BALANCE SHEETS
                             Dollars in thousands

ASSETS                                                                          MARCH 31,          DECEMBER 31,
                                                                                  2000                1999
                                                                          -----------------       -------------
                                                                             (unaudited)              (Note)
Current assets:
   Cash and cash equivalents..................................................    $166,465           $  2,553
   Short-term investments.....................................................      36,195              2,594
   Accounts receivable........................................................       1,168             15,571
   Other current assets.......................................................       1,156                596
                                                                                  --------           --------
          Total current assets................................................     204,984             21,314
Property and equipment, net...................................................       4,861              3,096
Acquired technology rights, net...............................................       2,448              2,487
Long-term receivable..........................................................       4,195              4,054
Other assets..................................................................         135                121
                                                                                  --------           --------
Total assets..................................................................    $216,623           $ 31,072
                                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...........................................................    $    856           $    668
   Accrued liabilities........................................................       2,248              1,653
   Deferred revenue...........................................................       3,459              4,491
   Current portion of capital lease obligations...............................         655                600
                                                                                  --------           --------
          Total current liabilities...........................................       7,218              7,412
Capital lease obligations, less current portion...............................       3,310              2,677
Deposit from sublessee........................................................         300                300
Long-term deferred revenue....................................................      15,041             15,094

Redeemable Convertible Preferred Stock - $0.001 par value,
 60,718,183 shares authorized and 60,220,183 shares issued and
 outstanding at December 31, 1999.............................................         ---             48,402

Stockholders' equity (deficit):
  Series E Convertible Preferred Stock - $0.001 par value, 5,555,556
      shares authorized, issued and outstanding at December 31, 1999..........         ---                  6
  Common Stock, $0.001 par value, 65,000,000 shares authorized and 34,545,735 shares issued and outstanding at March 31, 2000;
      28,630,349 shares authorized and 2,945,390 shares issued and
      outstanding at December 31, 1999........................................          34                  3
  Additional paid-in capital..................................................     258,272             20,102
  Deferred compensation.......................................................      (4,061)            (5,520)
  Notes receivable from stockholders..........................................         ---                (36)
  Accumulated deficit.........................................................     (63,348)           (57,351)
  Accumulated other comprehensive loss........................................        (143)               (17)
                                                                                  --------           --------
               Total stockholders' equity (deficit)...........................     190,754            (42,813)
                                                                                  --------           --------
               Total liabilities and stockholders' equity (deficit)...........    $216,623           $ 31,072
                                                                                  ========           ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See accompanying notes to condensed financial statements.

                              DIVERSA CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                      In thousands, except per share data
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                              ----------------------------------------
                                                                                   2000                   1999
                                                                              -----------------     ------------------
Revenue:
 Collaborative revenue....................................................            $   4,064              $     432
 Grant and product revenue................................................                  342                    127
                                                                                      ---------              ---------
Total revenue.............................................................                4,406                    559
                                                                                      ---------              ---------

Operating costs and expenses:
 Research and development.................................................                4,574                  2,197
 Selling, general and administrative......................................                1,303                  1,028
 Non-cash, stock based compensation charges...............................                5,555                    511
                                                                                      ---------              ---------
Total operating costs and expenses........................................               11,432                  3,736
                                                                                      ---------              ---------

Loss from operations......................................................               (7,026)                (3,177)

Interest income, net......................................................                1,412                     36
Other income, net.........................................................                    2                     21
                                                                                      ---------              ---------

Loss before income taxes..................................................               (5,612)                (3,120)
Provision for income taxes................................................                   75                    ---
                                                                                      ---------              ---------

Net loss before preferred dividends.......................................               (5,687)                (3,120)

Dividends on preferred stock..............................................                  310                    ---
                                                                                      ---------              ---------

Net loss applicable to common stockholders................................            $  (5,997)             $  (3,120)
                                                                                      =========              =========

Net loss per share, basic and diluted.....................................            $   (0.32)             $   (1.68)

Weighted average shares used in calculating basic and diluted
 loss per share...........................................................               18,979                  1,857

Pro forma net loss per share, basic and diluted...........................            $   (0.20)             $   (0.13)

Weighted average shares used in calculating pro forma basic and diluted
     net loss per share...................................................               29,976                 24,691

           See accompanying notes to condensed financial statements.

                              DIVERSA CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 In thousands
                                  (Unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           2000                   1999
                                                                                   ----------------          -----------------
Operating activities:
  Net loss applicable to common stockholders..................................          $ (5,997)                 $(3,120)
  Adjustments to reconcile net loss to net cash provided in operating activities:
       Depreciation and amortization..........................................               484                      329
       Dividends payable to Series A, B and D preferred stockholders..........               310                      ---
       Non-cash, stock based compensation charges.............................             5,555                      511
     Change in operating assets and liabilities:
       Accounts receivable....................................................            14,403                        7
       Other assets...........................................................              (560)                    (121)
       Accounts payable and accrued expenses..................................               781                      (81)
       Deferred revenue.......................................................            (1,171)                   4,700
                                                                                        --------                  -------

       Net cash provided by operating activities..............................            13,805                    2,225
                                                                                        --------                  -------
Investing activities:
  Purchases of short-term investments.........................................           (34,834)                  (3,601)
  Sales and maturities of short-term investments..............................             1,107                    1,077
  Purchases of property and equipment.........................................            (2,248)                    (324)
  Other.......................................................................               (28)                       4
                                                                                        --------                  -------
      Net cash used for investing activities..................................           (36,003)                  (2,844)
                                                                                        --------                  -------

Financing activities:
 Net proceeds from sale of common and preferred stock.........................           185,388                    7,255
 Principal payments on capital leases.........................................              (132)                    (305)
 Payments on long-term note payable...........................................               ---                     (552)
 Advances under capital lease obligations.....................................               819                      111
 Repayment of notes receivable from stockholders..............................                35                        6
                                                                                        --------                  -------
       Net cash provided by financing activities..............................           186,110                    6,515
                                                                                        --------                  -------

Net increase in cash and cash equivalents.....................................           163,912                    5,896

Cash and cash equivalents at beginning of period..............................             2,553                    4,473
                                                                                        --------                  -------

Cash and cash equivalents at end of period....................................          $166,465                  $10,369
                                                                                        ========                  =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest...............................................................          $    137                  $   135
                                                                                        ========                  =======
       Unrealized holdings loss on investments................................          $    143                  $     5
                                                                                        ========                  =======

           See accompanying notes to condensed financial statements.

                              DIVERSA CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Organization and Business

Diversa Corporation (the "Company") was incorporated in Delaware in 1992 and discovers and develops novel enzymes and other biologically active compounds from diverse environmental sources for use in agricultural, chemical processing, industrial and pharmaceutical applications.

2.   Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results of the interim periods presented, have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 1999, as amended.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

Certain reclassifications of prior year balances have been made to conform to the current format.

3.   Offering of Common Stock

On February 17, 2000, the Company completed its initial public offering of 8,337,500 shares of common stock at $24.00 per share, including 1,087,500 shares of common stock issued pursuant to the underwriters' over-allotment option. The combined gross proceeds raised by the Company from the offering and over-allotment option was $200.1 million. Concurrent with the initial public offering, 22,834,011 shares of redeemable and convertible shares of preferred stock were converted to shares of common stock.

4.   Income Taxes

The provision for income taxes for the quarter ended March 31, 2000 reflects the expected combined federal and state tax rates offset by the benefit from the utilization of net operating loss carryforwards.

5.   Computation of Net loss per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic earnings per share reflect the historical weighted average shares of common stock and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of such securities. Earnings (loss) per share amounts for all periods conform to SFAS 128 and the requirements of Staff Accounting Bulletin No. 98.

For comparison purposes, the schedule below presents pro forma net loss per common share (basic and diluted) for the three month periods ended March 31, 2000 and 1999, assuming the conversion of preferred stock to common stock upon completion of the Company's initial public offering. For the first quarter ended March 31, 2000, the Company paid dividends of $310,000 on preferred stock, however, assuming the conversion of preferred stock to common stock and no dividends, the net loss reported would have been $5.7 million. (in thousands, except per share data).

                                                                                            Three Months ended
                                                                                               March 31,
                                                                                          ---------------------
                                                                                          2000            1999
                                                                                          ----            -----
Net loss applicable to common shares......................................                $   (5,997)     $  (3,120)

Net loss per common share, basic and diluted..............................                $    (0.32)     $   (1.68)

Weighted average shares used in computing basic and diluted
 loss per common share....................................................                    18,979          1,857

Pro forma net loss per common share basic and diluted.....................                $    (0.20)     $   (0.13)

Weighted average shares used in computing pro forma basic and diluted
 net loss per share.......................................................                    29,976         24,691

Net loss before preferred dividends.......................................                $   (5,687)     $  (3,120)

Pro forma net loss before preferred dividends per common share basic and
 diluted..................................................................                $    (0.19)     $   (0.13)

Weighted average shares used in computing pro forma basic and diluted
 net loss per share.......................................................                    29,976         24,691

6.   Recently Issued Accounting Standards

SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133 is not anticipated to have a significant impact on our operating results or financial condition when adopted, since we currently do not engage in hedging activities or invest in derivative instruments.

7.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity (deficit).

For the three months ended March 31, 2000 and 1999, comprehensive loss consisted of (in thousands):

                                             2000              1999
                                          ----------         --------

Net loss                                   $  (5,997)        $ (3,120)

Other comprehensive loss:
  Unrealized loss on investments                (143)              (5)
                                           ---------         --------
Comprehensive loss                         $  (6,140)        $ (3,125)
                                           =========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below and in our other publicly available documents. We are under no obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results or changes in our expectations.

The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Registration Statement on Form S-1, filed on December 16, 1999, as amended.

Overview

We were founded in December 1992 and began operations in May 1994. We believe that we are the global leader in discovering and developing novel enzymes and other biologically active compounds from diverse environmental sources for use in agricultural, chemical processing, industrial and pharmaceutical applications. To date, we have generated revenue from research collaborations, government grants and enzyme product sales. Our strategic partners include Novartis Seeds AG, Novartis Agribusiness Biotechnology Research, Inc., The Dow Chemical Company, Aventis Animal Nutrition S.A. (formerly Rhone-Poulenc Animal Nutrition S.A.) and Finnfeeds International Limited. Our current government grants are from the National Institute of General Medical Sciences, the National Cancer Institute and the National Institute of Environmental Health Sciences. Our enzyme product sales to date are comprised of research kits and Pyrolase 160.

We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world's microbial populations, generation of environmental gene libraries, screening of these libraries using ultra-high throughput methods capable of analyzing more than a billion genes per day and optimization employing our gene evolution technologies.

Our revenue has increased significantly since our inception, and for the quarter ended March 31, 2000, revenue grew 688% compared to the quarter ended March 31, 1999. This increase was primarily attributable to the addition of new strategic alliances, which included research funding and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenue from technology access and development fees is recognized over the term of the strategic alliance. Revenue from milestone payments is recognized when the milestone is achieved. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2000, we had current and long-term deferred revenue totaling $18.5 million.

We have incurred substantial operating losses since our inception. As of March 31, 2000, our accumulated deficit was $63.3 million. We expect to incur additional operating losses over the next few years as we continue to develop our technologies and fund internal product research and development.

Results of Operations

Quarters ended March 31, 2000 and March 31, 1999

Revenue

Our revenue increased $3.8 million to $4.4 million for the quarter ended March 31, 2000 from $0.6 million for the same period in 1999. This increase was primarily attributable to the addition of new strategic alliances with Novartis Agribusiness Biotechnology Research, Inc., Novartis Seeds AG, The Dow Chemical Company and Aventis Animal Nutrition S.A. and, to a much lesser extent, the addition of new government grants and enzyme product sales. Revenue from collaborations accounted for 92% of total revenue for the quarter ended March 31, 2000 and for 77% of total revenue for the quarter ended March 31, 1999.

Research and Development Expenses

Our research and development expenses increased $2.4 million to $4.6 million for the quarter ended March 31, 2000 from $2.2 million for the same period in 1999. This increase was primarily attributable to expansion of collaborative research activities and acceleration of internal product research and development. We expect that our research and development expenses will continue to increase substantially to support our collaborative research programs, internal product research and development and technology development.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $0.3 million to $1.3 million for the quarter ended March 31, 2000 from $1.0 million for the same period in 1999. This increase was primarily attributable to the expansion of administrative infrastructure to support our growth and requirements as a public company. We expect that our selling, general and administrative expenses will continue to increase to support our growth and requirements as a public company.

Non-Cash, Stock-Based Compensation Charges

Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants has been determined in accordance with the Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the quarter ended March 31, 2000, we recorded amortization of deferred compensation of approximately $1.1 million related to deferred compensation recorded from 1997 through 1999, compared to amortization of deferred compensation of $0.5 million for the quarter ended March 31, 1999.

We recorded additional deferred compensation of $1.7 million in the first quarter of 2000, which is being amortized into expense over a two-year service period, resulting from the acceleration of vesting for stock options held by a
director.   Approximately $0.2 million was amortized into expense during the quarter ended March 31, 2000.

We also recorded aggregate non-cash compensation charges of $4.2 million in the quarter ended March 31, 2000, including $4.1 million in conjunction with the acceleration of vesting for stock options held by employees and $0.1 million for stock options granted to consultants.

Interest Income, net

Interest income increased to $1.5 million for the quarter ended March 31, 2000 from $0.1 for the same period in 1999 due to higher average cash balances. Interest expense remained level at $0.1 million for the quarter ended March 31, 2000.

Provision for Income Taxes

We have significant net operating loss carryforwards for federal and state income taxes. We also have federal research and development tax credit carryforwards. Our utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations pursuant to
Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

We recorded a provision for income taxes of $75,000 for the quarter ended March 31, 2000 based on our estimated tax liability for 2000 assuming we are subject to alternative minimum taxes under which net operating loss carryforwards are available to offset 90% of our tax liability. Our estimate generally reflects upfront payments from collaborators as taxable in the year received. During 1999, we incurred a net operating loss and accordingly did not record a provision for income taxes.

Dividends

From December 21, 1999 until the date of the consummation of the first sale of common stock in an initial public offering ("IPO"), the Series A, B and D Preferred Stockholders were entitled to a 5% dividend per annum. We recorded dividends of $66,000 at the end of December 31, 1999 and during the first quarter of 2000, we recorded additional dividends of $310,000. These dividends were settled through the issuance of shares of common stock valued at the IPO price on February 14, 2000.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. As of March 31, 2000, we had cash, cash equivalents and short-term investments of approximately $202.7 million. Our funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate obligations.

As part of our plan to lease new executive offices and research and development facilities in 2000, we plan to construct a pilot manufacturing facility that will be used for process development activities. The pilot manufacturing facility will include two 500-litre fermenters and will occupy approximately 3,000 square feet of the new facility. Our costs for property and equipment relating to the pilot manufacturing facility will be approximately $2.6 million, all of which we anticipate funding through an equipment financing line of credit. Additionally, we expect to fund $1.5 million in enhancements to our SciLect project in 2000, which will be funded through working capital. As of March 31, 2000, we had purchase commitments totaling $1.2 million relating to the pilot facility and $1.3 million relating to the SciLect project.

Our operating activities provided cash of $13.8 million for the quarter ended March 31, 2000. Our cash provided by operating activities consisted primarily of collections on accounts receivable as of December 31, 1999, offset in part by cash used to fund operations.

Our investing activities used cash of $36.0 million in the quarter ended March 31, 2000. Our investing activities consisted primarily of purchases of U.S. Treasury and government agency obligations and investment-grade corporate obligations and of property and equipment.

Our financing activities provided $186.1 million for the quarter ended March 31, 2000. Our financing activities consisted primarily of the sale of 8,337,500 shares of common stock in connection with our initial public offering of common stock in February 2000. Also contributing were proceeds received under our equipment financing lines of credit, partially offset by principal payments made against our lines of credit.

We expect that our current cash and cash equivalents, short-term investments, and committed funding from existing strategic alliances and grants will be sufficient to fund our operations for at least the next two years. This estimate is a forward-looking statement that involves risks and uncertainties. Our capital requirements depend on several factors, including: the level of research and development investment required to maintain our technology leadership position; our ability to enter into new agreements with strategic partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type; the success rate of our discovery efforts associated with milestones and royalties; our ability to successfully commercialize products developed independently and the demand for such products; the timing and willingness of strategic partners to commercialize our products that would result in royalties; costs of recruiting and retaining qualified personnel; and our need to acquire or license complementary technologies or acquire complementary businesses.

If additional capital is required to operate our business, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to cease operations.

If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, such debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.

Year 2000

In our Registration Statement on Form S-1, filed on December 16, 1999, as amended, we discussed the nature and progress of our plans to become Year 2000 compliant. We have completed our remediation and testing of systems and, as a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred expenses of less than $50,000 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products and services, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers throughout the year 2000 to ensure that we promptly address any latent Year 2000 matters that may arise.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our capital lease obligations, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 1999 and March 31, 2000. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Change in Securities and Use of Proceeds

(a) During the quarter ended March 31, 2000, our Certificate of Incorporation was amended prior to our initial public offering to effect a reverse stock split, to increase the authorized number of shares of preferred stock and the total authorized number of shares and to adopt certain stockholder protection measures. In addition, upon the closing of the our initial public offering, each outstanding share of preferred stock was converted into common stock and our Certificate of Incorporation was amended to decrease the total authorized number of shares, including a decrease in the authorized number of shares of common stock and the authorized number of shares of preferred stock, to eliminate provisions relating to the Series A, Series B, Series C, Series D and Series E preferred stock and to authorize blank check preferred stock.

(b) A Registration Statement on Form S-1 (File No. 333-92853) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on February 11, 2000. The underwriters' over-allotment option was exercised on February 14, 2000 and the closing of the offering was held on February 17, 2000.

In the aggregate, we sold 8,337,500 shares (which amount includes 1,087,500 shares for the underwriters' over-allotment option) in the offering for gross proceeds of $200.1 million. The managing underwriters of the offering were Bear, Stearns & Co. Inc., Chase H&Q and Deutsche Banc Alex. Brown.

In connection with the offering, we incurred total expenses of $15.4 million, including underwriting discounts and commissions of $14.0 million and other expenses of $1.4 million. After expenses, our net proceeds from the offering were approximately $184.7 million. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From February 14, 2000 through March 31, 2000, we invested the net proceeds from the offering in cash equivalents and short-term investments.


Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Securities Holders

On February 7, 2000, we held our Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, 6,496,050 shares of common stock out of a total of 8,660,031 shares of common stock outstanding at the record date were represented in person or by proxy; 9,976,573 shares of Series A preferred stock out of a total of 10,000,000 shares of Series A preferred stock outstanding at the record date were represented in person or by proxy; 24,390,838 shares of Series B preferred stock out of a total of 24,566,184 shares of Series B preferred stock outstanding at the record date were represented in person or by proxy; none of the of 844,444 shares of Series C preferred stock outstanding at the record date were represented in person or by proxy; 24,667,918 shares of Series D preferred stock out of a total of 24,809,555 shares of Series

D preferred stock outstanding at the record date were represented in person or by proxy; and all of the of 5,555,556 shares of Series E preferred stock outstanding at the record date were represented in person or by proxy. All stockholders represented in person or by proxy at the Annual Meeting voted for the following proposals submitted for approval at the Annual Meeting:

(1) The election of the following directors to be elected by the Series A, B, C and D Preferred shares to serve until the next Annual Meeting and until their successors are elected: Daniel T. Carroll; James H. Cavanaugh; Patricia M. Cloherty; Donald D. Johnston; Mark Leschly. 59,034,329 shares voted in favor of the nominees, 0 shares voted against the nominees.

The election of the following directors to be elected by Common Stock and Preferred Stock to serve until the next Annual Meeting and until their successors are elected: Jay M. Short; Peter Johnson; and Melvin I. Simon. 71,086,935 shares voted in favor of the nominees, 0 shares voted against the nominees.

(2) Approval of the amendment and restatement of our Certificate of Incorporation to be effective prior to our initial public offering. 71,033,436 votes in favor of the proposal, 53,249, votes against the proposal and 0 votes abstained.

(3) Approval of the amendment and restatement of our Certificate of Incorporation to be effective following our initial public offering. 71,040,623 votes in favor of the proposal, 46,312, votes against the proposal and 0 votes abstained.

(4) Approval of the amendment and restatement of our Bylaws. 71,028,123 votes in favor of the proposal, 46,312, votes against the proposal and 12,500 votes abstained.

(5) Approval of the form of Indemnity Agreement for the directors and officers of the Company. 71,026,060 votes in favor of the proposal, 58,812 votes against the proposal and 2,063 votes abstained.

(6) Approval of our 1999 Employee Stock Purchase Plan. 71,027,060 votes in favor of the proposal, 58,812, votes against the proposal and 1,063 votes abstained.

(7) Approval of our 1999 Non-Employee Directors' Stock Option Plan. 71,025,060 votes in favor of the proposal, 60,812, votes against the proposal and 1,063 votes abstained.

(8) Ratification of the selection of Ernst & Young, LLP as our independent auditors of the fiscal year ending December 31, 2000. 71,086,935 votes in favor of the proposal, 0 votes against the proposal and 0 votes abstained.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                 DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

 3.4      Amended and Restated Certificate of Incorporation.

 3.5      Amended and Restated Bylaws.

10.34 Lease Agreement, dated February 11, 2000, between the Company and KR - Gateway Partners, LLC.

10.35 Lease Agreement, dated February 11, 2000, between the Company and KR - Gateway Partners, LLC.

27.1      Financial Data Schedule.
-----

(b)  Reports on Form 8-K

None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DIVERSA CORPORATION



Date May 11, 2000                /s/ Karin Eastham
                                 ---------------------------------------------
                                 Karin Eastham
                                 Senior Vice President, Finance,
                                 Chief Financial Officer and Secretary
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q

                              DIVERSA CORPORATION

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

 3.4      Amended and Restated Certificate of Incorporation.

 3.5      Amended and Restated Bylaws.

10.34 Lease Agreement, dated February 11, 2000, between the Company and KR - Gateway Partners, LLC.

10.35 Lease Agreement, dated February 11, 2000, between the Company and KR - Gateway Partners, LLC.

27.1      Financial Data Schedule.
-----

(b)  Reports on Form 8-K

None