Form 10-Q
period 2000-06-30
DIVERSA CORP
filed 2000-08-14
CIK 1049210

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         (1) [X] Yes      [ ] No;      (2) [X] Yes      [ ] No

The number of shares of the Registrant's Common Stock outstanding as of August 9, 2000 was 34,760,949.

                               DIVERSA CORPORATION
                                      INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2000 (unaudited)
          and December 31, 1999.......................................     3
         Condensed Statements of Operations (unaudited) for the
          three and six months ended June 30, 2000 and 1999...........     4
         Condensed Statements of Cash Flows (unaudited) for the
          six months ended June 30, 2000 and 1999.....................     5
         Notes to Condensed Financial Statements......................     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................    15
Item 2.  Change in Securities and Use of Proceeds.....................    15
Item 3.  Defaults Upon Senior Securities..............................    15
Item 4.  Submission of Matters to a Vote of Securities Holders........    15
Item 5.  Other Information............................................    16
Item 6.  Exhibits and Reports on Form 8-K.............................    16

SIGNATURES............................................................    17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                               DIVERSA CORPORATION
                            CONDENSED BALANCE SHEETS
                (In thousands, except share and per share amounts)

                                                                                 JUNE 30,   DECEMBER 31,
                                                                                   2000        1999
                                                                                ---------   ------------
                                                                               (unaudited)     (Note)
ASSETS
Current assets:
 Cash and cash equivalents ..................................................   $ 131,923    $   2,553
 Short-term investments .....................................................      69,256        2,594
 Accounts receivable ........................................................       7,642       15,571
 Other current assets .......................................................       2,808          596
                                                                                ---------    ---------
    Total current assets ....................................................     211,629       21,314
Property and equipment, net .................................................       6,616        3,096
Acquired technology rights, net .............................................       2,409        2,487
Long-term receivable ........................................................       4,600        4,054
Other assets ................................................................         111          121
                                                                                ---------    ---------
    Total assets ............................................................   $ 225,365    $  31,072
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable ...........................................................   $   1,136    $     668
 Accrued liabilities ........................................................       3,149        1,653
 Deferred revenue ...........................................................       5,409        4,491
 Current portion of capital lease obligations ...............................       1,101          600
                                                                                ---------    ---------
    Total current liabilities ...............................................      10,795        7,412

Capital lease obligations, less current portion .............................       4,771        2,677
Deposit from sublessee ......................................................         300          300
Long-term deferred revenue ..................................................      18,267       15,094

Redeemable Convertible Preferred Stock - $0.001 par value, 60,718,183 shares authorized and 60,220,183 shares issued and
 outstanding at December 31, 1999 ...........................................        --         48,402

Stockholders' equity (deficit):
Series E Convertible Preferred Stock - $0.001 par value, 5,555,556 shares
 authorized, issued and outstanding at December 31, 1999.....................        --              6
Common Stock, $0.001 par value, 65,000,000 shares authorized and 35,752,329 shares issued and outstanding at June 30, 2000; 28,630,349 shares authorized
 and 2,945,390 shares issued and outanding at December 31, 1999 .............          35            3
Additional paid-in capital ..................................................     258,421       20,102
Deferred compensation .......................................................      (3,105)      (5,520)
Notes receivable from stockholders ..........................................        --            (36)
Accumulated deficit .........................................................     (63,985)     (57,351)
Accumulated other comprehensive loss ........................................        (134)         (17)
                                                                                ---------    ---------
     Total stockholders' equity (deficit) ...................................     191,232      (42,813)
                                                                                ---------    ---------
     Total liabilities and stockholders' equity (deficit) ...................   $ 225,365    $  31,072
                                                                                =========    =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See accompanying notes to condensed financial statements.

                               DIVERSA CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                   (Unaudited)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                      2000       1999        2000        1999
                                                    --------------------    --------------------
Revenue:
 Collaborative revenue ..........................   $  5,001    $  1,640    $  9,065    $  2,072
 Grant and product revenue ......................        373         275         715         402
                                                    --------    --------    --------    --------
Total revenue ...................................      5,374       1,915       9,780       2,474
                                                    --------    --------    --------    --------
Operating costs and expenses:
 Research and development .......................      5,523       2,882      10,097       5,080
 Selling, general and administrative ............      1,707       1,302       3,010       2,329
 Non-cash, stock-based compensation charges .....      1,817       1,608       7,372       2,119
                                                    --------    --------    --------    --------
Total operating costs and expenses ..............      9,047       5,792      20,479       9,528
                                                    --------    --------    --------    --------

Loss from operations ............................     (3,673)     (3,877)    (10,699)     (7,054)

Interest income, net ............................      3,098          47       4,510          84
Other income, net ...............................         13          25          15          45
                                                    --------    --------    --------    --------
Loss before income taxes ........................       (562)     (3,805)     (6,174)     (6,925)
Provision for income taxes ......................         75        --           150        --
                                                    --------    --------    --------    --------
Net loss before preferred dividends .............       (637)     (3,805)     (6,324)     (6,925)
Dividends on preferred stock ....................       --          --           310        --
                                                    --------    --------    --------    --------
Net loss applicable to common stockholders ......   $   (637)   $ (3,805)   $ (6,634)   $ (6,925)
                                                    ========    ========    ========    ========

Net loss per share, basic and diluted ...........   $  (0.02)   $  (1.78)   $  (0.25)   $  (3.49)

Weighted average shares used in calculating basic
 and diluted net loss per share .................     34,608       2,132      26,607       1,985

Pro forma net loss per share, basic and diluted .       --      $  (0.15)   $  (0.21)   $  (0.28)

Weighted average shares used in calculating pro
 forma basic and diluted net loss per share .....       --        24,966      32,106      24,819

           See accompanying notes to condensed financial statements.

                               DIVERSA CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   2000         1999
                                                                                ---------    ---------
Operating activities:
   Net loss applicable to common stockholders ...............................   $  (6,634)   $  (6,925)
   Adjustments to reconcile net loss to net cash provided in operating activities:
       Depreciation and amortization ........................................       1,017          727
       Non-cash dividends paid to Series A, B and D preferred stockholders ..         310         --
       Non-cash, stock based compensation charges ...........................       6,904        2,119
       Changes in operating assets and liabilities:
          Accounts receivable ...............................................       7,934         (186)
          Other assets ......................................................        (176)          30
          Accounts payable and accrued expenses .............................       1,962         (609)
          Deferred revenue ..................................................         779        3,203
                                                                                ---------    ---------
       Net cash provided by (used for) operating activities .................      12,096       (1,641)
                                                                                ---------    ---------
Investing activities:
   Purchases of short-term investments ......................................     (72,279)      (3,601)
   Sales and maturities of short-term investments ...........................       5,500        1,022
   Purchases of property and equipment ......................................      (4,536)        (493)
   Other ....................................................................       2,857           (1)
                                                                                ---------    ---------
       Net cash used for investing activities ...............................     (68,458)      (3,073)
                                                                                ---------    ---------
Financing activities:
   Net proceeds from sale of common and preferred stock .....................     185,143        7,438
   Principal payments on capital leases .....................................        (265)        (557)
   Payments on long-term note payable .......................................        --           (552)
   Advances under capital lease obligations .................................         819          490
   Repayment of notes receivable from stockholders ..........................          35           44
                                                                                ---------    ---------
       Net cash provided by financing activities ............................     185,732        6,863
                                                                                ---------    ---------

Net increase in cash and cash equivalents ...................................     129,370        2,149

Cash and cash equivalents at beginning of period ............................       2,553        4,473
                                                                                ---------    ---------
Cash and cash equivalents at end of period ..................................   $ 131,923    $   6,622
                                                                                =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest .................................   $     204    $     171
                                                                                =========    =========
   Unrealized holding loss on investments ...................................   $     134    $      14
                                                                                =========    =========

           See accompanying notes to condensed financial statements.

                               DIVERSA CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.  ORGANIZATION AND BUSINESS

Diversa Corporation (the "Company") was incorporated in Delaware in 1992 and discovers, evolves and commercializes novel genes and gene pathways from diverse environmental sources for use in agricultural, chemical processing, industrial and pharmaceutical applications.

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

4.  INCOME TAXES

The provision for income taxes for the quarter ended June 30, 2000 reflects the expected combined federal and state tax rates offset by the benefit from the utilization of net operating loss carryforwards.

5.  COMPUTATION OF NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic earnings per share reflect the historical weighted average shares of common stock and exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of such securities. Earnings (loss) per share amounts for all periods conform to SFAS No. 128 and the requirements of Staff Accounting Bulletin No. 98.

For comparison purposes, the schedule below presents pro forma net loss per common share (basic and diluted) for the three and six months ended June 30, 2000 and 1999, respectively, assuming the conversion of preferred stock to common stock upon completion of the Company's initial public offering. During the six month period ended June 30, 2000, the Company paid dividends of $310,000 on preferred stock. However, assuming the conversion of preferred stock to common stock and no dividends, the net loss reported for the first six months ended June 30, 2000 would have been $6.3 million.

                     (in thousands, except per share data)

                                                    Three Months Ended      Six Months Ended
                                                         June 30,                June 30,
                                                    2000        1999        2000        1999
                                                  --------------------    --------------------

Net loss applicable to common shares ..........   $   (637)   $ (3,805)   $ (6,634)   $ (6,925)

Net loss per common share, basic and diluted ..   $  (0.02)   $  (1.78)   $  (0.25)   $  (3.49)

Weighted average shares used in computing basic
 and diluted loss per common share ............     34,608       2,132      26,607       1,985

Pro forma net loss per common share, basic and
 diluted ......................................       --      $  (0.15)   $  (0.21)   $  (0.28)

Weighted average shares used in computing pro
 forma basic and diluted net loss per share ...       --        24,966      32,106      24,819

Net loss before preferred dividends ...........   $   (637)   $ (3,805)   $ (6,324)   $ (6,925)

Pro forma net loss before preferred dividends
 per common share, basic and diluted ..........   $  (0.02)   $  (0.15)   $  (0.20)   $  (0.28)

Weighted average shares used in computing pro
 forma basic and diluted net loss per share ...     34,608      24,966      32,106      24,819

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

7.  COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity (deficit).

For the three and six months ended June 30, 2000 and 1999, respectively, the comprehensive loss consisted of:

                                  (in thousands)

                                 Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                   2000      1999        2000       1999
                                 -------------------   -------------------

Net loss .....................   $  (637)   $(3,805)   $(6,634)   $(6,925)
Other comprehensive loss:
Unrealized loss on investments      (134)       (14)      (134)       (14)
                                 -------    -------    -------    -------
Comprehensive loss ...........   $  (771)   $(3,819)   $(6,768)   $(6,939)
                                 -------    -------    -------    -------

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

OVERVIEW

We were founded in December 1992 and began operations in May 1994. We believe that we are the global leader in discovering and developing novel enzymes and other biologically active compounds from diverse environmental sources for use in pharmaceutical, agricultural, chemical processing, and industrial applications. To date, we have generated revenue from research collaborations, government grants and enzyme product sales. Our strategic partners include Novartis Seeds AG, Novartis Agribusiness Biotechnology Research, Inc., The Dow Chemical Company, Aventis Animal Nutrition S.A. (formerly Rhone-Poulenc Animal Nutrition S.A.), Dansico Cultor and Invitrogen Corporation. Our current government grants are from the National Institute of General Medical Sciences, the National Cancer Institute and the National Institute of Environmental Health Sciences. Our enzyme product sales to date are comprised of research kits and Pyrolase 160, an enzyme used in oil and gas recovery.

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

Our revenue has increased significantly since our inception, and for the six months ended June 30, 2000, revenue grew 295% compared to the six months ended June 30, 1999. This increase was primarily attributable to the addition of new strategic collaborations, which include exclusivity fees, technology access and development fees, and research funding. Research funding is recognized as revenue when the services are rendered. Revenue from exclusivity, technology access and development fees is recognized over the term of the strategic collaboration. Revenue from milestone payments is recognized when the milestone is achieved. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2000, we had current and long-term deferred revenue totaling $23.7 million.

We have incurred substantial operating losses since our inception. As of June 30, 2000, our accumulated deficit was $64.0 million. We expect to incur additional operating losses over the next few years as we continue to develop our technologies and fund internal product research and development.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Revenue

Our revenue increased $3.5 million to $5.4 million for the quarter ended June 30, 2000 from $1.9 million for the same period in 1999. Revenue from collaborations accounted for 93% and 86% of total revenue for the quarters ended June 30, 2000 and 1999, respectively.

This increase was primarily attributable to the addition of several new strategic collaboration agreements signed in 1999 and 2000, including the recently announced joint venture with The Dow Chemical Company to develop and commercialize products for the industrial enzyme market and, to a much lesser extent, higher revenue from government grants.

Research and Development Expenses

Our research and development expenses increased $2.6 million to $5.5 million for the quarter ended June 30, 2000 from $2.9 million for the same period in 1999.

This increase was primarily attributable to expansion of collaborative research activities and investment in several key internal programs and technologies. Such investments advanced our human protein therapeutic and small molecule discovery programs in fields such as antibiotics and cancer therapeutics, and expanded our technologies in high-throughput screening and whole-cell optimization. We expect that our research and development expenses will continue to increase substantially to support our collaborative research activities and our internal programs and technologies.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $0.4 million to $1.7 million for the quarter ended June 30, 2000 from $1.3 million for the same period in 1999.

This increase was primarily attributable to the expansion of administrative infrastructure to support our growth and requirements as a public company. We expect that our selling, general and administrative expenses will continue to increase to support our growth and requirements as a public company.

Non-Cash, Stock-Based Compensation Charges

Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants has been determined in accordance with the Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the quarter ended June 30, 2000, we recorded amortization of deferred compensation of approximately $1.0 million, compared to $1.6 million for the quarter ended June 30, 1999. We also recorded non-cash compensation charges of $0.8 million in the quarter ended June 30, 2000 for stock options granted to consultants.

Interest Income, net

Interest income increased to $3.2 million for the quarter ended June 30, 2000 from $0.1 for the same period in 1999, due to higher average cash balances. Interest expense was $0.1 million for the quarters ended June 30, 2000 and 1999, respectively.

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

We recorded a provision for income taxes of $75,000 for the quarter ended June 30, 2000 based on our estimated tax liability for 2000, assuming we are subject to alternative minimum taxes under which net operating loss carryforwards are available to offset 90% of our tax liability. Our estimate generally reflects upfront payments from collaborators as taxable in the year received. During 1999, we incurred a net operating loss and accordingly did not record a provision for income taxes.


Six Months Ended June 30, 2000 and 1999

Revenue

Our revenue increased $7.3 million to $9.8 million for the six months ended June 30, 2000 from $2.5 million for the same period in 1999. Revenue from collaborations accounted for 93% and 84% of total revenue for the six months ended June 30, 2000 and 1999, respectively.

This increase was primarily attributable to the addition of several new strategic collaboration agreements signed in 1999 and 2000.

Research and Development Expenses

Our research and development expenses increased $5.0 million to $10.1 million for the six months ended June 30, 2000 from $5.1 million for the same period in 1999.

This increase was primarily attributable to expansion of collaborative research activities and investment in several key internal programs and technologies.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $0.7 million to $3.0 million for the six months ended June 30, 2000 from $2.3 million for the same period in 1999.

This increase was primarily attributable to the expansion of administrative infrastructure to support our growth and requirements as a public company.

Non-Cash, Stock-Based Compensation Charges

For the six months ended June 30, 2000, we recorded amortization of deferred compensation of approximately $2.3 million, compared to amortization of deferred compensation of $2.1 million for the six months ended June 30, 1999.

We also recorded aggregate non-cash compensation charges of $5.1 million for the six months ended June 30, 2000, including $4.1 million in conjunction with the acceleration of vesting for stock options held by employees and $1.0 million for stock options granted to consultants.

Interest Income, net

Interest income increased to $4.7 million for the six months ended June 30, 2000 from $0.3 for the same period in 1999, due to higher average cash balances. Interest expense was $0.2 million for the six months ended June 30, 2000 and June 30, 1999.

Provision for Income Taxes

We recorded a provision for income taxes of $150,000 for the six months ended June 30, 2000 based on our estimated tax liability for 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. In addition to $31.4 million received from inception through June 30, 2000, our partners are also committed to fund at least $84.1 million under existing agreements through 2005, excluding milestone payments, license and commercialization fees and royalties or profit sharing. As of June 30, 2000, we had cash, cash equivalents and short-term investments of approximately $201.2 million. Our funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate obligations. We also have obtained a commitment from a lender to finance up to $12 million in equipment purchases through March 31, 2001.

As part of our plan to lease new executive offices and research and development facilities in 2000, we plan to construct a pilot manufacturing facility that will be used for process development activities. The pilot manufacturing facility will include two 500-litre fermenters and will occupy approximately 3,000 square feet of the new facility. Our costs for property and equipment relating to the pilot manufacturing facility will be approximately $2.9 million, all of which we anticipate funding through an equipment financing line of credit. Additionally, we expect to fund $1.5 million in enhancements to our SciLect project in 2000, which will be funded through working capital. These estimates are forward-looking statements that involve risks and uncertainties. As of June 30, 2000, we had purchase commitments totaling $1.6 million relating to the pilot facility and $1.2 million relating to the SciLect project.

Our operating activities provided cash of $12.1 million for the six months ended June 30, 2000. Our cash provided by operating activities consisted primarily of collections on accounts receivable as of December 31, 1999, offset in part by cash used to fund operations.

Our investing activities used cash of $68.5 million in the six months ended June 30, 2000. Our investing activities consisted primarily of purchases of U.S. Treasury and government agency obligations and investment-grade corporate obligations and of property and equipment.

Our financing activities provided $185.7 million for the six months ended June 30, 2000. Our financing activities consisted primarily of the sale of 8,337,500 shares of common stock in connection with our initial public offering of common stock in February 2000. Also contributing were proceeds received under our equipment financing lines of credit, partially offset by principal payments made against our lines of credit.

We believe that our current cash, cash equivalents and marketable securities and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. Our capital requirements depend on several factors, including: the level of research and development investment required to maintain our technology leadership position; our ability to enter into new agreements with strategic partners or to extend the terms of our existing collaborative agreements, and the terms of any agreements of this type; the success rate of our discovery efforts associated with milestones and royalties; our ability to successfully commercialize products developed independently and the demand for such products; the timing and willingness of strategic partners to commercialize our products that would result in royalties; costs of recruiting and retaining qualified personnel; and our need to acquire or license complementary technologies or acquire complementary businesses.

If additional capital is required to operate our business, we cannot assure you that additional financing will be available on terms favorable to us, or at all. In such situation, if adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if additional financing is required to operate our business but is not available, we may need to cease operations.

If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, such debt securities would have rights, preferences and privileges senior to holders of common stock, and the terms of such debt could impose restrictions on our operations.

YEAR 2000

In our Registration Statement on Form S-1, filed on December 16, 1999, as amended, we discussed the nature and progress of our plans to become Year 2000 compliant. We have completed our remediation and testing of systems and, as a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non- information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred expenses of less than $50,000 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products and services, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers throughout the year 2000 to ensure that we promptly address any latent Year 2000 matters that may arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our capital lease obligations, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 1999 and June 30, 2000 due to the relatively short maturities of our investments. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities and Use of Proceeds

(d) We completed our initial public offering in February 2000, in which we received net proceeds of $184.7 million after expenses. None of the proceeds from our initial public offering were used to pay expenses or make payments to our directors, officers, or affiliates or 10% owners of any class of our equity securities. From March 31, 2000 through June 30, 2000 we have continued to invest the net proceeds from the offering in cash equivalents and short-term investments.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
+10.36    Limited Liability Company Agreement of New Venture LLC, dated June
          29, 2000.

+10.37 Industrial Enzymes Research Agreement between New Venture LLC and Diversa Corporation, dated June 29, 2000.

+10.38 Industrial Enzyme License Agreement between New Venture LLC and Diversa Corporation, dated June 29, 2000.

 27.1     Financial Data Schedule.


(b) Reports on Form 8-K

    None


+ Confidential Treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIVERSA CORPORATION



Date August 11, 2000               /s/ Karin Eastham
                                   --------------------------------------------
                                   Karin Eastham
                                   Senior Vice President, Finance,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-Q

                               DIVERSA CORPORATION

  EXHIBIT
  NUMBER                   DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

+ 10.36 Limited Liability Company Agreement of New Venture LLC, dated June 29, 2000.

+ 10.37 Industrial Enzymes Research Agreement between New Venture LLC and Diversa Corporation, dated June 29, 2000.

+ 10.38 Industrial Enzyme License Agreement between New Venture LLC and Diversa Corporation, dated June 29, 2000.

  27.1      Financial Data Schedule.



+ Confidential Treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.