Form 10-Q
period 2000-09-30
DIVERSA CORP
filed 2000-11-14
CIK 1049210

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   Form 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X ] Yes   [   ] No


The number of shares of the Registrant's Common Stock outstanding as of November 6, 2000 was 34,864,871.

                              DIVERSA CORPORATION
                                     INDEX


                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2000 (unaudited)
          and December 31, 1999..........................................3
         Condensed Statements of Operations (unaudited) for the
          three and nine months ended September 30, 2000 and 1999........4
         Condensed Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 2000 and 1999..................5
         Notes to Condensed Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....13

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings..............................................15
Item 2.  Change in Securities and Use of Proceeds.......................15
Item 3.  Defaults Upon Senior Securities................................15
Item 4.  Submission of Matters to a Vote of Securities Holders..........15
Item 5.  Other Information..............................................16
Item 6.  Exhibits and Reports on Form 8-K...............................16

SIGNATURES..............................................................17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                              DIVERSA CORPORATION
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                      2000               1999
                                                                               ----------------    ---------------
ASSETS                                                                            (unaudited)           (Note)
Current assets:
 Cash and cash equivalents..................................................      $      93,327       $      2,553
 Short-term investments.....................................................            117,035              2,594
 Accounts receivable........................................................                752             15,571
 Other current assets.......................................................                767                596
                                                                               ----------------     --------------
    Total current assets....................................................            211,881             21,314
Property and equipment, net.................................................             11,106              3,096
Acquired technology rights, net.............................................              2,370              2,487
Long-term receivable........................................................              4,756              4,054
Other assets................................................................                111                121
                                                                               ----------------     --------------
    Total assets............................................................      $     230,224       $     31,072
                                                                               ================     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable...........................................................      $       2,357       $        668
 Accrued liabilities........................................................              2,630              1,653
 Deferred revenue...........................................................              5,196              4,491
 Current portion of capital lease obligations...............................                767                600
 Current portion of notes payable...........................................                971                ---
                                                                               ----------------     --------------
    Total current liabilities...............................................             11,921              7,412

Capital lease obligations, less current portion.............................              2,906              2,677
Notes payable, less current portion.........................................              3,919                ---
Deposit from sublessee......................................................                300                300
Long-term deferred revenue..................................................             18,275             15,094

Redeemable Convertible Preferred Stock - $0.001 par value, 60,718,183 shares authorized and 60,220,183 shares issued and outstanding at
December 31, 1999...........................................................                ---             48,402

Stockholders' equity (deficit):
 Series E Convertible Preferred Stock - $0.001 par value, 5,555,556 shares authorized, issued and outstanding at December 31, 1999...................
                                                                                            ---                  6

Common Stock, $0.001 par value, 65,000,000 shares authorized and 34,862,176 shares issued and outstanding at September 30, 2000; 28,630,349 shares authorized and 2,945,390 shares issued and
outstanding at December 31, 1999............................................
                                                                                             35                  3

Additional paid-in capital..................................................            260,614             20,102
Deferred compensation.......................................................             (2,687)            (5,520)
Notes receivable from stockholders..........................................                ---                (36)
Accumulated deficit.........................................................            (65,370)           (57,351)
Accumulated other comprehensive loss........................................                311                (17)
                                                                               ----------------     --------------
     Total stockholders' equity (deficit)...................................            192,903            (42,813)
                                                                               ----------------     --------------
     Total liabilities and stockholders' equity (deficit)...................      $     230,224       $     31,072
                                                                               ================     ==============

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

                              DIVERSA CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                        2000                  1999                  2000                  1999
                                                  -------------------------------------       -------------------------------------
Revenue:
 Collaborative revenue..........................   $    5,202            $    3,693           $    14,267           $     5,766
 Grant and product revenue......................          376                   292                 1,090                   693
                                                  ---------------       ---------------       ---------------      ----------------
Total revenue..................................         5,578                 3,985                15,357                 6,459
                                                  ---------------       ---------------       ---------------      ----------------

Operating costs and expenses:
 Research and development......................         6,726                 2,797                16,823                 7,877
 Selling, general and administrative...........         1,875                   878                 4,885                 3,208
 Non-cash, stock-based compensation charges....         1,647                   446                 9,019                 2,565
                                                  ---------------       ---------------       ---------------      ----------------
Total operating costs and expenses.............        10,248                 4,121                30,727                13,650
                                                  ---------------       ---------------       ---------------      ----------------

Loss from operations...........................        (4,670)                 (136)              (15,370)               (7,191)

Interest income, net...........................         3,337                    30                 7,847                   114
Other income, net..............................            22                    22                    38                    68
                                                  ---------------       ---------------       ---------------      ----------------

Loss before income taxes........................       (1,311)                  (84)               (7,485)               (7,009)
Provision for income taxes......................           75                   ---                   225                   ---
                                                  ---------------       ---------------       ---------------      ----------------

Net loss before preferred dividends.............       (1,386)                  (84)               (7,710)               (7,009)
Dividends on preferred stock....................          ---                   ---                   310                   ---
                                                  ---------------       ---------------       ---------------      ----------------
Net loss applicable to common stockholders......  $    (1,386)         $        (84)        $      (8,020)        $      (7,009)
                                                  ===============       ===============       ===============      ================

Net loss per share, basic and diluted...........  $     (0.04)         $      (0.04)        $       (0.27)        $       (3.34)

Weighted average shares used in calculating basic
 and diluted net loss per share................        34,801                 2,323                29,602                 2,098

Pro forma net loss per share, basic and diluted.          ---                 $0.00                $(0.24)               $(0.28)

Weighted average shares used in calculating pro
 forma basic and diluted net loss per share.....          ---                25,157                33,011                24,932


           See accompanying notes to condensed financial statements.

                              DIVERSA CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             2000                      1999
                                                                                   ---------------------       -------------------
Operating activities:
   Net loss applicable to common stockholders.................................                 $  (8,020)                  $(7,009)
   Adjustments to reconcile net loss to net cash provided in operating activities:
       Depreciation and amortization..........................................                     1,689                       998
       Non-cash dividends paid to Series A, B and D preferred stockholders....                       310                       ---
       Non-cash, stock based compensation charges.............................                     9,019                     2,565
       Changes in operating assets and liabilities:
            Accounts receivable...............................................                    14,819                      (140)
            Other assets......................................................                      (863)                       68
            Accounts payable and accrued expenses.............................                     2,666                      (450)
            Deferred revenue..................................................                     3,886                     2,109
                                                                                   ---------------------       -------------------
   Net cash provided by (used for) operating activities.......................                    23,506                    (1,859)
                                                                                   ---------------------       -------------------


Investing activities:
   Purchases of short-term investments........................................                  (122,570)                   (5,354)
   Sales and maturities of short-term investments.............................                     8,458                       604
   Purchases of property and equipment........................................                    (9,583)                     (649)
   Other......................................................................                       ---                         3
                                                                                   ---------------------       -------------------
       Net cash used for investing activities.................................                  (123,695)                   (5,396)
                                                                                   ---------------------       -------------------

Financing activities:
   Net proceeds from sale of common and preferred stock.......................                   185,640                     7,440
   Principal payments on capital leases.......................................                      (453)                   (1,319)
   Advances under capital lease obligations...................................                       819                       621
   Proceeds from notes payable................................................                     5,029                       ---
   Principal payments on notes payable........................................                      (108)                      ---
   Repayment of notes receivable from stockholders............................                        36                        44
                                                                                   ---------------------       -------------------
       Net cash provided by financing activities..............................                   190,963                     6,786
                                                                                   ---------------------       -------------------

Net increase in cash and cash equivalents.....................................                    90,774                      (469)

Cash and cash equivalents at beginning of period..............................                     2,553                     4,473
                                                                                   ---------------------       -------------------

Cash and cash equivalents at end of period....................................                 $  93,327                   $ 4,004
                                                                                   =====================       ===================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.................................                    $     351                   $   215
                                                                                   =====================       ===================
  Unrealized holding gain (loss) on
  investments............................................................                      $     328                   $   (12)
                                                                                   =====================       ===================


           See accompanying notes to condensed financial statements.

                              DIVERSA CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Organization and Business

Diversa Corporation (the "Company") was incorporated in Delaware in 1992 and discovers, evolves and commercializes novel genes and gene pathways from diverse environmental sources for use in pharmaceutical, agricultural, chemical processing and industrial applications.

2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results of the interim periods presented, have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed financial statements and related footnotes should be read in conjunction with the audited financial statements and related footnotes contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 1999, as amended.

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

3.  Offering of Common Stock

On February 17, 2000, the Company completed its initial public offering of 8,337,500 shares of common stock at $24.00 per share, including 1,087,500 shares of common stock issued pursuant to the underwriters' over-allotment option. The combined gross proceeds raised by the Company from the offering and over-allotment option was $200.1 million. Concurrent with the initial public offering, 22,834,011 shares of redeemable and convertible preferred stock were converted to shares of common stock.

4.  Income Taxes

The provision for income taxes for the quarter ended September 30, 2000 reflects the expected combined federal and state tax rates offset by the benefit from the utilization of net operating loss carryforwards.

5.  Computation of Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic earnings per share reflect the historical weighted average shares of common stock and exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of such securities. Earnings (loss) per share amounts for all periods conform to SFAS No.128 and the requirements of Staff Accounting Bulletin No. 98.

For comparison purposes, the schedule below presents pro forma net loss per common share (basic and diluted) for the three and nine months ended September 30, 2000 and 1999, respectively, assuming the conversion of preferred stock to common stock upon completion of the Company's initial public offering. During the nine month period ended September 30, 2000, the Company paid dividends of $310,000 on preferred stock. However, assuming the conversion of preferred stock to common stock and no dividends, the net loss reported for the first nine months ended September 30, 2000 would have been $7.7 million.

                     (in thousands, except per share data)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                           2000          1999            2000           1999
                                                     -------------------------     --------------------------

Net loss applicable to common shares.............       $(1,386)      $   (84)        $(8,020)       $(7,009)

Net loss per common share, basic and diluted.....       $ (0.04)      $ (0.04)        $ (0.27)       $ (3.34)

Weighted average shares used in computing basic
 and diluted loss per common share...............        34,801         2,323          29,602          2,098


Pro forma net loss per common share, basic and
 diluted.........................................           ---       $ (0.00)        $ (0.24)       $ (0.28)


Weighted average shares used in computing pro
 forma basic and diluted net loss per share......           ---        25,157          33,011         24,932


Net loss before preferred dividends..............       $(1,386)      $   (84)        $(7,710)       $(7,009)

Pro forma net loss before preferred dividends
 per common share, basic and diluted.............       $ (0.04)      $ (0.00)        $ (0.23)       $ (0.28)


Weighted average shares used in computing pro
 forma basic and diluted net loss per share......        34,801        25,157          33,011         24,932



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

For the three and nine months ended September 30, 2000 and 1999, respectively, the comprehensive loss consisted of:
                                 (in thousands)

                                                     Three Months Ended                              Nine Months Ended
                                                        September 30,                                  September 30,
                                                   2000                   1999                    2000                    1999
                                        -----------------------------------------      ------------------------------------------

Net loss                                     $      (1,386)         $         (84)         $       (8,020)         $       (7,009)
Other comprehensive loss:
Unrealized gain (loss) on investments                  445                      2                     328                     (12)
                                          ------------------      -----------------      ------------------      ------------------

Comprehensive loss                           $        (941)         $         (82)         $       (7,692)         $       (7,021)
                                          ------------------      -----------------      ------------------      ------------------

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

The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and related footnotes contained in our Registration Statement on Form S-1, filed on December 16, 1999, as amended.

Overview

We were founded in December 1992 and began operations in May 1994. We believe that we are the global leader in discovering and developing novel enzymes and other biologically active compounds from diverse environmental sources for use in pharmaceutical, agricultural, chemical processing, and industrial applications. To date, we have generated revenue from research collaborations, government grants and enzyme product sales. Our strategic partners include Novartis Seeds AG, Novartis Agribusiness Biotechnology Research, Inc., The Dow Chemical Company, Aventis Animal Nutrition S.A. (formerly Rhone-Poulenc Animal Nutrition S.A.), Danisco Cultor, Invitrogen Corporation and Celanese Ltd. Our current government grants are from the National Institute of General Medical Sciences, the National Cancer Institute and the National Institute of Environmental Health Sciences. Our enzyme product sales through September 2000 are comprised of research kits and Pyrolase 160 and 200, enzymes used in oil and gas recovery.

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

Our revenue has increased significantly since our inception, and for the nine months ended September 30, 2000, revenue grew 138% compared to the nine months ended September 30, 1999. This increase was primarily attributable to the addition of new strategic collaborations, which include exclusivity fees, technology access and development fees and research funding. Research funding is recognized as revenue when the services are rendered. Revenue from exclusivity, technology access and development fees is recognized over the term of the strategic collaboration. Revenue from milestone payments is recognized when the milestone is achieved. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2000, we had current and long-term deferred revenue totaling $23.5 million.

We have incurred substantial operating losses since our inception. As of September 30, 2000, our accumulated deficit was $65.4 million. We expect to incur additional operating losses over the next few years as we continue to develop our technologies and fund internal product research and development.

Results of Operations

Three Months Ended September 30, 2000 and 1999

Revenue

Our revenue increased $1.6 million to $5.6 million for the quarter ended September 30, 2000 from $4.0 million for the same period in 1999. Revenue from collaborations accounted for 93% of total revenue for each of the quarters ended September 30, 2000 and 1999.

This increase was primarily attributable to the addition of several new strategic collaboration agreements signed in 1999 and 2000, including the recent collaboration with Celanese Ltd. announced during the third quarter of 2000.

Research and Development Expenses

Our research and development expenses increased $3.9 million to $6.7 million for the quarter ended September 30, 2000 from $2.8 million for the same period in 1999.

This increase was primarily attributable to expansion of our collaborations and increased investment in several key programs and technologies, including advancement of our small molecule drug discovery program and our human protein therapeutic program, and increased investment in our ultra high-throughput screening and whole-cell optimization technologies. We expect that our research and development expenses will continue to increase substantially to support our collaborative research activities and our internal programs and technologies.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1.0 million to $1.9 million for the quarter ended September 30, 2000 from $0.9 million for the same period in 1999.

This increase was primarily attributable to the expansion of administrative infrastructure to support our growth and requirements as a public company. We expect that our selling, general and administrative expenses will continue to increase to support our growth and activities as a public company.

Non-Cash, Stock-Based Compensation Charges

Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date options were granted. Deferred compensation for options and warrants granted to consultants has been determined in accordance with the Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the quarter ended September 30, 2000, we recorded amortization of deferred compensation of approximately $0.9 million, compared to $0.4 million for the quarter ended September 30, 1999. We also recorded non-cash compensation charges of $0.7 million in the quarter ended September 30, 2000 for stock options and warrants granted to consultants.

Interest Income, net

Interest income increased to $3.5 million for the quarter ended September 30, 2000 from $0.1 for the same period in 1999, due to higher average cash balances. Interest expense increased to $0.2 million for the quarter ended September 30, 2000 from $0.1 for the same period in 1999.

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

We recorded a provision for income taxes of $0.1 million for the quarter ended September 30, 2000 based on our estimated tax liability for 2000, assuming we are subject to alternative minimum taxes under which net operating loss carryforwards are available to offset 90% of our tax liability. Our estimate generally reflects upfront payments from collaborators as taxable in the year received. During 1999, we incurred a net operating loss and accordingly did not record a provision for income taxes.


Nine Months Ended September 30, 2000 and 1999

Revenue

Our revenue increased $8.9 million to $15.4 million for the nine months ended September 30, 2000 from $6.5 million for the same period in 1999. Revenue from collaborations accounted for 93% and 89% of total revenue for the nine months ended September 30, 2000 and 1999, respectively.

This increase was primarily attributable to the addition of several new strategic collaboration agreements signed in 1999 and 2000.

Research and Development Expenses

Our research and development expenses increased $8.9 million to $16.8 million for the nine months ended September 30, 2000 from $7.9 million for the same period in 1999.

This increase was primarily attributable to expansion of collaborative research activities and investment in several key internal programs and technologies.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1.7 million to $4.9 million for the nine months ended September 30, 2000 from $3.2 million for the same period in 1999.

This increase was primarily attributable to the expansion of administrative infrastructure to support our growth and requirements as a public company.

Non-Cash, Stock-Based Compensation Charges

For the nine months ended September 30, 2000, we recorded amortization of deferred compensation of approximately $3.2 million, compared to amortization of deferred compensation of $2.6 million for the nine months ended September 30, 1999.

We also recorded aggregate non-cash compensation charges of $5.8 million for the nine months ended September 30, 2000, including $4.1 million in conjunction with the acceleration of vesting for stock options held by employees and $1.7 million for stock options and warrants granted to consultants.

Interest Income, net

Interest income increased to $8.2 million for the nine months ended September 30, 2000 from $0.4 for the same period in 1999, due to higher average cash balances. Interest expense increased to $0.4 million for the nine months ended September 30, 2000 from $0.3 for the same period in 1999.

Provision for Income Taxes

We recorded a provision for income taxes of $0.2 million for the nine months ended September 30, 2000 based on our estimated tax liability for 2000.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and over $43 million of funding received from
strategic partners.   As of September 30, 2000, we had cash, cash equivalents
and short-term investments of approximately $210.4 million. Our funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate obligations. During 2000, we entered into an equipment financing line of credit agreement with a lender to finance up to $12 million in equipment purchases through March 31, 2001. As of September 30, 2000, we had $7.1 million available under the credit agreement.

As part of our plan to lease new executive offices and research and development facilities in 2000, we are constructing a pilot manufacturing facility that will be used for process development activities. The pilot manufacturing facility will include two 500-litre fermenters and will occupy approximately 3,000 square feet of the new facility. Our costs for property and equipment relating to the pilot manufacturing facility will be approximately $2.9 million, all of which we anticipate funding through our equipment financing line of credit.
Additionally, we expect to fund $1.5 million in enhancements to our SciLect project in 2000, which will be funded through working capital. These estimates are forward-looking statements that involve risks and uncertainties. As of September 30, 2000, we had purchase commitments totaling $2.7 million relating to the pilot facility and $1.2 million relating to the SciLect project.

Our operating activities provided cash of $23.5 million for the nine months ended September 30, 2000. Our cash provided by operating activities consisted primarily of collections on accounts receivable as of December 31, 1999, offset in part by cash used to fund operations.

Our investing activities used cash of $123.7 million in the nine months ended September 30, 2000. Our investing activities consisted primarily of purchases of U.S. Treasury and government agency obligations and investment-grade corporate obligations and of property and equipment.

Our financing activities provided $191.0 million for the nine months ended September 30, 2000. Our financing activities consisted primarily of the sale of 8,337,500 shares of common stock in connection with our initial public offering of common stock in February 2000. Also contributing were proceeds received through the issuance of notes payable under our equipment financing line of credit, partially offset by principal payments made against our capital leases and notes payable.

We believe that our current cash, cash equivalents and marketable securities and funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. Our capital requirements depend on several factors, including: the level of research and development investment required to maintain our technology leadership position; our ability to enter into new agreements with strategic partners or to maintain or extend the terms of our existing collaborative agreements, and the terms of any agreements of this type; the success rate of our discovery efforts associated with milestones and royalties; our ability to successfully commercialize products developed independently and the demand for such products; the timing and willingness of strategic partners to commercialize our products that would result in royalties; costs of recruiting and retaining qualified personnel; and our need to acquire or license complementary technologies or acquire complementary businesses.

If additional capital is required to operate our business, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if additional financing is required to operate our business but is not available, we may need to limit or ultimately cease operations.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our capital leases and equipment financing line of credit, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 1999 and September 30, 2000. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities and Use of Proceeds

A Registration Statement on Form S-1 (File No. 333-92853) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on February 11, 2000. Upon completion of our initial public offering, we received net proceeds of $184.7 million after expenses. None of the proceeds from our initial public offering were used to pay expenses of, or make payments to, our directors, officers, or affiliates or 10% owners of any class of our equity securities. From the time of receipt through September 30, 2000, we have continued to invest the net proceeds from the offering in cash equivalents and short-term investments.

In August 2000, we issued to consultants an aggregate of 10,795 shares of our common stock and warrants to purchase 21,552 shares of our common stock at a weighted-average exercise price of $32.45 per share. We issued the securities in connection with an estimated $700,000 of consulting services performed by the consultants. We have relied on Section 4, subsection (2), under the Securities Act of 1933, as amended, for exemption from the registration requirements under the Securities Act. Each recipient of our securities represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. The stock certificates and warrants bear a legend to the effect that such securities have not been registered under the Securities Act or any state securities laws and can not be sold or transferred in the absence of such registration or an exemption therefrom. All recipients were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us in connection with their investment.

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

None

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

+10.39 Addendum to the "Collaboration Agreement" between Novartis Agribusiness Biotechnology Research, Inc. and Diversa Corporation, dated September 1, 2000.

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


                                 DIVERSA CORPORATION



Date November 14, 2000           /s/ Karin Eastham
                                 --------------------------------------------
                                 Karin Eastham
                                 Senior Vice President, Finance,
                                 Chief Financial Officer and Secretary
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-Q

                              DIVERSA CORPORATION

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

+10.39 Addendum to the "Collaboration Agreement" between Novartis Agribusiness Biotechnology Research, Inc. and Diversa Corporation, dated September 1, 2000.

27.1      Financial Data Schedule.

+ Confidential Treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.