Form 10-K
period 2000-12-31
DIVERSA CORP
filed 2001-03-30
CIK 1049210

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission File Number 000-29173

                              DIVERSA CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       22-3297375
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

 4955 Directors Place, San Diego, California                       92121
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (858) 526-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 2001 was $202.9 million.*

   The number of shares outstanding of the Registrant's common stock was 35,089,960 as of March 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Designated portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders to be held on May 17, 2001 is incorporated herein by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the Registrant's year ended December 31, 2000.

--------
* Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 26, 2001. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Diversa Corporation

                                   Form 10-K

                      For the Year Ended December 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
                                    PART I.

 Item 1.  Business......................................................     2

 Item 2.  Properties....................................................    30

 Item 3.  Legal Proceedings.............................................    30

 Item 4.  Submission of Matters to a Vote of Security Holders...........    30

                                    PART II.

 Item 5.  Market for Registrant's Common Equity and Related Stockholder     31
          Matters.......................................................

 Item 6.  Selected Financial Data.......................................    31

 Item 7.  Management's Discussion and Analysis of Financial Condition       33
          and Results of Operations.....................................

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    37

 Item 8.  Financial Statements and Supplementary Data...................    38

 Item 9.  Changes in and Disagreements with Accountants on Accounting       58
          and Financial Disclosures.....................................

                                   PART III.

 Item 10. Directors and Executive Officers of the Registrant............    59

 Item 11. Executive Compensation........................................    59

 Item 12. Security Ownership of Certain Beneficial Owners and               59
          Management....................................................

 Item 13. Certain Relationships and Related Transactions................    59

                                    PART IV.

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    60
          K.............................................................

                          FORWARD LOOKING STATEMENTS

   This report contains statements that are "forward-looking" and involve a high degree of risk and uncertainty. These include statements related to investments in our core technologies, investments in our internal product candidates, our ability to enter into additional biodiversity access agreements, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the opportunities in our target markets, the benefits to be derived from our current and future strategic alliances, our plans for future business development activities, and our estimates regarding future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements. Risks and uncertainties and the occurrence of other events could cause actual events or results to differ materially from these predictions. The risk factors set forth below at pages 21 to 30 should be considered carefully in evaluating us and our business. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update these forward-looking statements.

   We use market data and industry forecasts throughout this report. We have obtained this information from internal surveys, market research, publicly available information, and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, we believe that the surveys and market research we or others have performed are reliable, but we have not independently verified this information. We do not represent that any such information is accurate.

   DIVERSA(R), Gene Site Saturation Mutagenesis, GigaMatrix, GSSM, Pyrolase, GeneReassembly, DiverseLibrary, DiverseLibraries, PathwayLibrary, PathwayLibraries, DirectEvolution(R), SingleCell, SciLect, and Streptomyces diversa are trademarks of Diversa Corporation. ThermalAce is a trademark of Invitrogen Corporation. This report also refers to trade names and trademarks of other organizations.

                                    PART I

Item 1. Business

   We are a global leader in developing and applying proprietary technologies to discover and evolve novel genes and gene pathways from diverse environmental sources. We are utilizing our fully integrated approach to develop novel enzymes and other biologically active compounds, such as orally active drugs, produced by these genes and gene pathways. Our proprietary evolution technologies facilitate the optimization of genes found in nature to enable product solutions for the pharmaceutical, agricultural, chemical processing, and industrial markets. Within these broad markets, we are targeting key multi-billion dollar market segments where we believe our technologies and products will create high value and competitive advantages for strategic partners and customers. Our strategic partners are market leaders and include Aventis Animal Nutrition S.A., Celanese Ltd., Celera Genomics, Finnfeeds International Ltd (a unit of Danisco Cultor), The Dow Chemical Company, GlaxoSmithKline plc, IntraBiotics Pharmaceuticals, Inc., Invitrogen Corporation, and Syngenta (formerly Novartis) Agribusiness Biotechnology Research, Inc. We have also formed joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics).

Industry Background

   Microbes, including bacteria and fungi, are the world's most abundant and varied organisms and can be found in almost every ecosystem, including oceans, deserts, rain forests, and arctic regions. Through billions of years of natural selection in diverse environments, microbes have developed broader and more varied characteristics than those encountered in plants or animals. These characteristics, which include the ability to survive in extreme temperature, tolerate high or low pH, and endure high or low salt environments, are the result of the highly diverse genetic material found in the microbial world. This genetic material, commonly known as DNA, is a fundamental molecule found in the cells of all living organisms and is composed of four different chemical bases called nucleotides. Nucleotides are arranged into units called genes, which are the elements of heredity. Genes carry the instructions for the production of molecules called proteins. Proteins are made up of functional building blocks called amino acids. One key class of proteins is known as enzymes. An enzyme is produced by the expression of a single gene inside a cell. Enzymes carry out the chemical reactions that give each microbe its unique character. Countless microbes, each with their unique enzymes, influence our lives in a multitude of ways. For example, some microbes make the soil fertile, clean up the environment, and supply the atmosphere with oxygen, while others are used to produce vitamins and drugs, or improve our food. Further, multiple genes can also be expressed in concert inside cells to create other types of organic compounds called small molecules. These arranged genes are called biosynthetic pathways. Examples of small molecules include antibiotics.

   Enzymes and small molecules are examples of naturally occurring biomolecules. Virtually any product or process that utilizes proteins can be improved using novel, naturally occurring biomolecules. Consequently, naturally occurring biomolecules are commercially applicable to a broad range of multi-billion dollar industries.

Traditional Approaches and Their Limitations

   Traditional methods of discovering enzymes and other biologically active molecules do not utilize a DNA-based approach, but are accomplished by screening extracts of plants or culturing microorganisms for the activity of interest. Once scientists using the traditional culturing approach identify an activity, they purify the sample of interest and seek to isolate the relevant molecule. With respect to biologically active molecules, this process is traditionally followed by the difficult and time consuming task of determining the chemical structure of the molecule, which requires producing sufficient quantities of the molecule by culturing a sample in the laboratory. To date, modern biochemical science has characterized greater than 3,000 enzymes. Nearly all of such enzymes have been identified from organisms that have been successfully cultured in the laboratory. The scientific community has characterized enzymes from only a small fraction of the billions of different species of microorganisms living throughout the world. The reasons for this limited discovery effort include:

  . Less than an estimated 1% of the microorganisms in most habitats will grow using standard laboratory techniques because it is so difficult to precisely create the required environmental conditions;

  . If an extract from a plant or cultured organism is not collected at the appropriate time, the activity of interest may not be present, since enzymes and other bioactive molecules may only be synthesized at specific times during a cell cycle or under specific conditions; and

  . Even if the enzyme or bioactive molecule is isolated, the targeted recovery of the corresponding gene or genes encoding these molecules is usually difficult.

   Accordingly, the universe of potentially useful compounds from biodiversity remains largely untapped.

   Once an enzyme of interest is discovered, the genetic sequence of the gene encoding it can be studied and genetic variation may be introduced in an attempt to modify its function through a process of test tube evolution. Genetic variation is generated predominantly by two methods: mutation and recombination. Mutation is the introduction of changes into a gene. Mutation can be achieved by several methods, including forcing the DNA to replicate in a manner which intentionally causes random changes. Mutagenesis has been achieved by randomly introducing single nucleotide changes into a gene in an attempt to alter a single amino acid within the corresponding protein. Random methods have deficiencies that make it virtually impossible to generate all 19 possible amino acid changes at each position within the protein. The best method to generate all amino acid changes at each site requires multiple, appropriately positioned DNA base changes (non-random methods. Historically, on average, three or fewer changes are explored due to deficiencies in mutation and sampling methods. Recombination, or shuffling, the other method for producing genetic variation, is the mixing of two or more related genes to form hybrids. However, the generation of improved variants has, to date, been inefficient and laborious, or has allowed only closely related genes to be recombined.

   Regardless of the method used to generate the variation, mutation, or recombination, the improved molecules must be selected from numerous unimproved or defective versions that are generated by these methods. This selection process requires the ability to quickly screen large numbers of genes to distinguish the improved versions.

   Once a desired gene is found and optimized, commercial production requires insertion of the gene into a production system or host. Almost all of the current commercial enzymes used in industrial applications today were derived from cultured microorganisms and produced in these or similar organisms. However, genes encoding unique biomolecules may not be able to be expressed and commercially produced in traditional systems. Thus, traditional methods present both the problem of novel biomolecule identification and the challenge of commercial production of any identified biomolecules.

Diversa's Solution and Advantages

   Our proprietary technologies and tools address the limitations of traditional approaches for the recovery and modification of novel genes and linked genes comprising novel gene pathways and the manufacture and commercialization of related products. Our fully integrated process includes the following steps:

  . We collect small environmental samples containing heterogeneous populations of uncultured microbes from diverse ecosystems and extract the genetic material from these organisms, eliminating the need to grow and maintain the organisms in cultures in the laboratory. Since small samples yield sufficient DNA, we minimize the impact on sensitive environments.

  . We create gene expression libraries from DNA contained in environmental and other samples. Our DiverseLibrary(TM) collection is generated from the DNA extracted from the specified environment. Our PathwayLibrary(TM) collections consist of multiple genes which act in concert to produce small molecules. We estimate that our gene expression libraries currently contain the complete genomes of over 2 million unique microorganisms, representing billions of genes and comprising a vast resource of genetic material that can be screened for valuable commercial products.

  . We employ several proprietary methods for quickly and cost-effectively screening large numbers of novel genes and their variants. Our proprietary screening techniques efficiently address the tremendous volume of genetic material captured in our libraries and significantly accelerate the product development process. Our data management and analysis system, SciLect(TM), allows us to store and manipulate the vast amount of information generated from our screening activities.

  . We utilize our proprietary DirectEvolution(R) technologies, including Gene Site Saturation Mutagenesis(TM) (GSSM(TM)) and GeneReassemby(TM), as well as gene shuffling, to enable a full range of accelerated DNA mutations. These methods enhance the efficiency of the evolution process and reduce the laborious nature of current mutagenesis and recombination processes.

  . We insert a selected gene or pathway into novel hosts for biomolecule production for the manufacture of resulting products, facilitating better gene expression and thereby improving the efficiency of traditional production processes.

            Innovation From Biodiversity And Gene Evolution Process
   [Diagram titled: Innovation From Biodiversity And Gene Evolution Process]

   We believe the integration of these capabilities enables us to maintain our leadership in developing and commercializing novel products to address the needs of our target markets. The genetic diversity contained within our extensive DiverseLibrary collection and PathwayLibrary collections, as well as our proprietary high-throughput screening and evolution technologies, allow us to shorten the development cycles for novel enzymes and other biologically active compounds.

   Genomics adds an entirely new dimension to the way pharmaceutical products can be identified and developed. To date, a number of anti-microbials, anti-fungals, anti-virals, and other therapeutic drugs have been commercialized from microbial sources. With the completion of the Human Genome Project, increasing efforts are being directed at understanding the role of proteins in a range of diseases. Each identified protein or protein-protein interaction can be a potential target for intervention in the disease process. In addition, the increase in the world's population has created demand for new technologies that improve productivity, reduce environmental impact, and improve the quality, safety, and nutritional value of agricultural products. Within the $800 billion chemical industry, we have identified high-growth markets in the manufacturing of both fine and high-performance chemicals. The global market for industrial and specialty enzymes was estimated at $3.6 billion in revenue for 2000. There is also a demand for new industrial enzymes for specialty applications and for biomolecules that can resist degradation and remain stable at extremes of temperature and pH or in the presence of organic solvents.

Market Opportunities

   We are developing products for a number of multi-billion dollar markets, including pharmaceutical, agricultural, chemical processing, and industrial applications. Our target markets provide both short-term and long-term product revenue opportunities. Chemical and industrial products have relatively short development and regulatory approval processes; agricultural products have intermediate term development and regulatory approval processes; and pharmaceutical products have longer development and regulatory approval processes.

   Within these broad markets we are targeting key segments where we believe our technologies and products will create high value and competitive advantages for our strategic partners and customers.

 Pharmaceutical Products

   According to an industry source, the worldwide pharmaceutical market was $337 billion in 1999 and is expected to grow to $506 billion by 2004. Our pharmaceutical program seeks to apply our technologies to the discovery and development of compounds for selected applications within this market. Two key areas of focus include:

  . Discovery of Small Molecule Compounds. According to IMS Health, global sales for pharmaceuticals derived from microbes exceeded $25.3 billion in 1999. Some examples of products derived from microbes include antibiotics, immunosuppressants, and cholesterol lowering agents. Microbes naturally produce these compounds, which were developed utilizing methods of traditional natural products discovery. The traditional process is limited in its potential for producing novel products, because less than 1% of microbes will grow in the laboratory under standard conditions. However, current market estimates for microbe-derived pharmaceuticals do not include products that can be identified using a genomics approach to natural product discovery.

     We believe that our recombinant natural product methodologies can yield results superior to other approaches because natural pathways can yield more complex chemical structures compared to lab-based synthesis. In addition, naturally-derived molecules have been pre-selected in the environment to perform specific biological functions. Finally, our recombinant small molecule discovery approach permits higher throughput discovery. We are working to discover small molecule compounds as candidates for anti-microbials, anti-fungals, anti-virals and other therapeutic drugs.

  . Improving Protein and Gene Therapeutics. We are applying our evolution technologies to the improvement of protein therapeutics and antibodies. With the completion of the Human Genome Project, increasing efforts are being directed at understanding the role of proteins in a range of diseases. Our DirectEvolution technologies can be applied to human proteins discovered by these efforts, as well as microbe-derived proteins, to tailor protein therapeutics with a desired activity. Each identified protein or protein-protein interaction can be a potential target for intervention in the disease process. This intervention can take a number of forms, including an enzyme activity, a soluble protein receptor, or in the case of protein pairs, use of the agonist/antagonist protein ligand. In many instances, human monoclonal antibodies can be evolved not only for use as tools in target validation, but also as potential drug candidates.

 Agricultural Products

   The growth of the agricultural market has been spurred by the world's population growth. This growth has led to the demand for new technologies that improve productivity, reduce the environmental impact, and improve the quality, safety, and nutritional value of agricultural products. Animal feed crops, such as corn, wheat, barley, rye, oats, and soybean, can be improved through the selective development of value-added traits. We estimate that the animal feed market is currently $36 billion in annual revenue. In 1999 alone, $7 billion was spent on animal feed additives that improve digestibility and increase nutritional value. Genetically engineered crops are expected to contribute substantial value to the existing $15 billion agriculture seeds market. In addition, consumer and regulatory demands for alternative pest management solutions are expected to fuel growth in the crop protection market, estimated at $33 billion in 1999.

   In agriculture, we are developing a variety of specialty enzymes, enhanced genes, and small molecules for use in the following applications:

  . Crop Protection. We have developed enzymes that will be used as biological catalysts to produce building blocks for agricultural chemicals and active ingredients in herbicides and insecticides. We are also developing genes to be inserted into crops to provide them with insect resistance and herbicide tolerance. In addition, we are discovering small molecules with anti-fungal properties. These products are designed to increase crop yield and reduce the environmental impact of crop protection techniques.

  . Animal Feed Additives. Animal feed additives are designed to increase digestibility of essential vitamins and minerals, increase nutritional value and animal product yield, and reduce harmful materials in waste. We are developing several classes of enzymes, including phytases and carbohydrases for the increased absorption of organic phosphorous and digestibility of carbohydrates, as well as the promotion of weight gain in livestock. We are also developing genes to impart these same qualities into genetically engineered crops.

  . Agricultural Product Processing. We have developed enzymes for improving grain processing, nutrition, and specialty foods. These applications include starch and oil modification and breakdown of non-starch polysaccharides to increase nutritional and food value.

  . Animal Health. In addition to the above applications, we intend to develop therapeutics to treat and prevent diseases of farm animals.

 Chemical Processing

   The chemical industry accounted for approximately $800 billion in revenue in 2000. We are developing enzymes to aid in the manufacture of both fine and high-performance chemicals. These enzymes are used to create manufacturing efficiencies, reduce production costs, and accelerate the generation of new chemical products and processes. We are developing a variety of specialty enzymes for use in the following applications:

  . Fine Chemicals. Fine chemicals, one of the fastest growing and highest margin segments in the chemical industry, includes chiral molecules used as building blocks for synthetic pharmaceuticals. The current market for fine chemicals is approximately $45 billion annually, more than half of which consists of chemical building blocks for chiral and other drugs. We are developing enzymes for the production of essential elements for the manufacture of chiral drugs, which include many of the leading revenue-generating drugs currently on the market. We believe these enzymes may also reduce production costs and contaminated waste associated with current manufacturing processes.

  . High-Performance Chemicals. We are developing enzymes that act as biological catalysts in the production of polymers and specialty chemicals such as amino acids, antioxidants, vitamins, and pigments. These enzymes are expected to lower manufacturing costs by decreasing both the number of steps necessary to produce these specialty compounds and the amount of unwanted by-products.

 Industrial Enzymes

   The global market for industrial and specialty enzymes was approximately $3.6 billion in revenue for 2000. Today, it is estimated that fewer than 30 enzymes account for more than 90% of the industrial enzymes currently in use. Most industrial enzymes break down easily or become inactive in the industrial environment. Our proprietary discovery and evolution strategies are designed to identify, and, if necessary, customize biomolecules to resist degradation and to remain stable at high temperatures or in the presence of organic solvents. Similarly, these capabilities enable us to address the demand for new enzyme activities for specialty applications. A number of applications within this market provide us with commercial opportunities for which we are currently developing a variety of enzymes:

  . Consumer Products. Enzymes and other biomolecules have applications in cosmetics, food, and nutrition products. Our discovery and development programs seek to address these market opportunities with enzymes, novel polymers, and other bioactives. These natural compounds may be utilized to improve product appearance, texture, color, fragrance, flavor, and health benefit.

  . Starch Processing. Starch processing enzymes modify starch to produce higher value end products, such as high fructose corn syrup and ethanol. We are developing new enzymes to significantly reduce the costs and energy requirements by eliminating the need for process adjustments and by eliminating waste.

  . Oil and Gas Well Breakers. We have developed thermostable enzyme breakers that improve viscosity control and are designed for use in deep and high temperature wells. These enzyme breakers allow for improved extraction of oil and gas from existing wells, resulting in greater production and increased revenue per well.

  . Pulp and Paper Processing. We are developing enzymes to aid in pre-bleaching pulp, which would reduce the use of dangerous oxidizer chemicals such as chlorine and sulfite. These improvements could reduce the cost of pulp processing by both reducing the amount of oxidizer chemicals required and the expense associated with treating the harsh chemical waste.

  . Production of Modified Oils. We are working on developing enzymes to create custom products, such as margarines, cooking oils, and lubricants, through the modification of fats and oils. These enzymes will be directed to improving product qualities, such as reducing the saturated fatty acids in margarine and cooking oils and improving the heat stability of lubricants.

  . Research Reagents & Diagnostics. Nucleic acid modifying enzymes have applications in both research and diagnostics markets. Research applications include the enzymes utilized in molecular techniques such as amplification of DNA for probe production, gene amplification, cloning, and sequencing. Diagnostic applications include both qualitative probe testing and quantitative analyses such as viral load assays for HIV and Hepatitis B and C. We have identified a large selection of DNA polymerases with a variety of activities and performance characteristics and have licensed three DNA polymerases to Invitrogen Corporation, one of which was commercialized by Invitrogen in September 2000 for the research reagent market. Furthermore, we are increasing our discovery and evolution effort for DNA polymerases and other nucleic acid modifying enzymes for applications in both the research and diagnostics markets.

Our Strategy

   Our goal is to be the leading provider of novel proteins and small molecules for use in pharmaceutical, agricultural, chemical processing, and industrial applications. The key elements of our strategy are to:

   Protect and enhance our technology leadership position. We are unique relative to our competitors in that we have an end-to-end product solution consisting of access to novel genetic material, several technologies capable of screening more than a billion genes per day, multiple evolution technologies, and manufacturing expertise. We have protected our technologies with a substantial portfolio of intellectual property, and we will continue to make investments in developing and protecting these assets.

   Deploy our technologies across diverse markets in order to maximize our return on investment. We are focusing on commercial solutions for a broad range of applications for the pharmaceutical, agricultural, chemical processing, and industrial markets. Products and processes utilizing genes, proteins, small molecules, pathways, and bioactive molecules are all potential targets. Discoveries or developments made for any particular market may find use in other applications, resulting in enhanced revenues, more efficient use of corporate resources, and increased return on investment.

   Pursue additional strategic alliances with market leaders to access funding and industry-specific expertise and to more efficiently develop and commercialize a larger product portfolio. We will continue to enter into strategic alliances with leading corporations in our target markets. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing income from the commercialization of products resulting from the strategic alliances.

   Maximize the full potential of our joint ventures, Innovase LLC and Zymetrics, and our dedicated business groups. We have formed two key joint ventures to date to focus on certain key market segments. We have also organized internally to focus our employees with specific industry expertise on target markets. Within these target markets, we will determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. Because we will retain commercial rights to independently developed products, we expect that these products will provide attractive margins.

Technologies

 DNA Sampling and Processing

   Our discovery program begins with access to biodiversity. Biodiversity can be defined as the total variety of life on earth, including genes, species, ecosystems, and the complex interactions between them. We have collected microbial samples from virtually every ecosystem represented on earth, including such environments as geothermal and hydrothermal vents, acidic soils and boiling mud pots, alkaline springs, marine and freshwater sediments, savanna grasslands, rainforests, montane and subalpine landscapes, industrial sites, arctic tundra, and dry Antarctic valleys. We have also sampled microbial communities living in close association with insects, arachnids, and nematodes, as well as the symbionts residing within marine sponges and soft corals. All of our samples from the countries within our biodiversity access network have been acquired through legal agreements that permit broad access to biologically diverse environments within such countries. These agreements are generally with domestic land management agencies and scientific research institutions. Our relationships have been founded on the fundamental principles of the Convention on Biological Diversity: (1) conservation of biological diversity; (2) the sustainable use of its resources; and (3) the fair and equitable sharing of the benefits derived from the utilization of genetic resources.

   We believe our ability to create expanded libraries using minute samples of genetic material collected from diverse environments is an important factor to our success. Our need to use only small environmental samples results in minimal impact to the surrounding ecosystem, enabling us to enter into formal genetic resource access agreements. To date, we have entered into legal agreements to obtain samples from Alaska, Bermuda, Costa Rica, Iceland, Indonesia, Mexico, the Meadowlands Superfund site, Russia, and South Africa. In 1997, we signed a Cooperative Research and Development Agreement with Yellowstone National Park, which was the first agreement of its kind for the U.S. National Park Service. We also access marine and terrestrial samples from Antarctica, as well as deep-sea hydrothermal vents off the shores of Costa Rica and our Pacific Northwest. Many of these samples are taken using deep-sea submersibles such as the ALVIN or remotely operated vehicles like the Jason and Ventana.

   We intend to enter into additional agreements to further strengthen our biodiversity access program by expanding the network of countries from which we obtain samples. Using our proprietary techniques to recover the genes from these samples, we have constructed our DiverseLibrary collections. We intend to expand this DiverseLibrary collection, which we estimate currently contains the total genomes of over 2 million unique microorganisms. We are also making a significant effort to expand our collections of multi-gene pathways, our PathwayLibrary collections. We believe that the application of our proprietary technologies to this vast resource of genetic material will provide us with a myriad of product candidates for attractive commercial applications.

 Gene Library Generation

   To successfully capture the enormous genetic diversity present in uncultured microbial community samples, we have developed a series of techniques, which enable substantial recovery of DNA from a wide range of sample types, while assuring DNA purity.

   Our methods for analysis of environmental samples give scientists a rapid estimation of the total number of species present and the relative abundance of each species within a sample. DNA recovered from complex environmental samples often represents the genomes of thousands of different microbial species, some of which are generally more abundant than others. We estimate that there may be as much as a 100,000-fold difference in abundance between a dominant species and a rare species in a single sample. To access the genetic material of rare microbial species in a given sample, we have developed proprietary normalization technologies that result in a more equal representation of each species at the genetic level. Because current culturing techniques are generally incapable of capturing this underrepresented genetic material, this potentially valuable source of genetic information has historically not been available to commercialize.

   DiverseLibrary Generation. We have developed proprietary methods for construction of complex, representative environmental gene libraries. A gene library is a stored collection of DNA fragments or genes. We store these genes in library form by cloning or splicing the DNA fragments into a vector, a piece of DNA that acts as a carrier or a transporter into a host cell. The DNA fragment spliced into the vector DNA is called a recombinant molecule or clone. A collection of clones representing the entire DNA isolated from the organisms in the sample is a representative gene library. In order to capture the complete genomic diversity present in these complex microbial samples, which may contain more than 4,000 distinct genomes, we prepare very large member libraries. The result is the creation of an additional gene library for our DiverseLibrary collection, which typically represents genomic coverage of these microorganisms. We estimate that our DiverseLibrary collection contains the complete genomes of over 2 million different microorganisms, which far exceeds the estimated 10,000 microorganisms which have been previously described in the scientific literature in the last 100 years.

   PathwayLibrary Generation. We are also developing PathwayLibrary collections, comprised of multi-gene sets used in the discovery and production of small molecules. While a single gene is responsible for the production of an enzyme, the production of small molecules, such as antibiotics, typically requires multiple genes working together in a coordinated fashion within a genetic pathway. In addition, whereas the genetic blueprint for the production of an enzyme is generally contained within approximately 1,000 nucleotides of DNA, the blueprint for the production of an antibiotic pathway is typically more than 25,000 nucleotides, and can be greater than 100,000 nucleotides. For this reason, we are developing specific molecular tools that can accommodate and stably maintain such large pieces of DNA in a library.

 Screening and Enrichment

   We have developed an array of automated, ultra high-throughput screening technologies and enrichment strategies. Our proprietary rapid screening capabilities are designed to discover novel biomolecules by screening for biological activity, known as expression-based screening, as well as by identifying specific DNA sequences of interest, known as sequence-based screening.

   We have developed several hundred assays capable of expression-based screening from thousands to over 1 billion clones per day. Our key screening technologies include SingleCell(TM) screening and high-throughput robotic-based screening. Our ultra high-throughput SingleCell screening system uses Flouresence Activated Cell Sorting, or FACS, a technology that enables the rapid identification of biological activity within a single cell or individual organism. Our SingleCell screens have been developed to identify clones based on activity or DNA sequences. This system incorporates a laser with multiple wavelength capabilities and the ability to screen up to 50,000 clones per second, or over 1 billion clones per day. Our robotic screening systems use high-density (1536 wells) microtiter plates and are capable of screening and characterizing over 1 million clones per day. We have also developed the GigaMatrix(TM) screening platform, a new screening technology that uses a microtiter plate sized ultra-high density array and is capable of screening and characterizing up to 1 billion clones per day.

   If the clone expresses an activity or contains a DNA sequence of interest, we isolate it for further analysis.

   We have also developed rapid methods for sequence-based screening for targeted genes directly from purified DNA. One of these methods, genomic biopanning, is a powerful alternative to traditional methods, especially when the gene is toxic or unstable, or when the expression assay is laborious and time consuming. Using our proprietary techniques, it is possible to screen billions of clones per day for DNA sequences of interest.

   Because we conduct patented, activity-based screening, we are able to use gene sequences with known function from our proprietary database to identify the function of genes in public databases based on their sequences. These newly identified sequences are then added to the repertoire of proprietary sequences in our own database. As more microbial genomes are sequenced, our ability to associate gene sequence with enzyme function will be enhanced. This sequence database provides us with unique opportunities to find and patent more sequences with similar function and the potential to modify these sequences in order to create optimized catalysts and other biomolecules for various commercial applications.

 Our DirectEvolution(R) Technologies

   The genetic code is structured such that a sequence of three nucleotides defines an amino acid. Nature uses 20 common amino acids in proteins arranged in a sequence, defining the protein structure and activity. Over the course of almost 4 billion years of evolution, nature has sampled countless sequence possibilities to evolve enzymes to function optimally within the cell. However, when an enzyme is removed from its natural cellular environment and used to perform reactions, such as in a chemical process, its function may not be optimal. Laboratory methods can accelerate the evolutionary process of optimization outside of the cell by creating a large number of variants for screening. In the traditional method for improving proteins, called site-directed mutation, a single site is typically targeted for change based on prior knowledge of the protein structure. Other traditional techniques, including random mutation, typically produce single nucleotide changes which can only access a limited number of alternative amino acids, typically fewer than 3 of the possible 19 alternatives. These methods are limited by their inability to produce all DNA and amino acid sequence variations. Furthermore, the large number of resulting sequences presents formidable screening challenges.

   We believe our techniques overcome the limitations of these traditional methods, not only because of our superior screening capabilities, but also by increasing the number and types of sequence variations we can create. Our evolution technologies used to modify the DNA sequence of the genes, our DirectEvolution technologies, include Gene Site Saturation Mutagenesis (GSSM) and GeneReassembly. Our GSSM technology is a patented method of creating a family of related genes that all differ from a parent gene by at least a single amino acid change at a defined position. By performing GSSM on a gene encoding a protein, we create all possible single, double, and/or triple amino acid codon substitutions within that protein, removing the need for prior knowledge about the protein structure and allowing all possibilities to be tested in an unbiased manner. The family of variant genes created using GSSM is then available to be screened for proteins with improved qualities, such as increased ability to work at high temperature, increased reaction rate, resistance to deactivating chemicals, or other properties important in a chemical process. Individual changes in the gene that cause improvements can then be combined to create a single highly improved version of the protein. Additionally, our patented GSSM methodology employs a more cost-effective approach than other methods of site-directed mutation.

   In addition to altering single genes using our patented GSSM technique, we use our proprietary GeneReassembly technologies for the reassembly of related or unrelated genes from two or more different species or strains. Our GeneReassembly technologies recombine multiple genes to create a large population of new gene variants. The new genes created by GeneReassembly are then screened for one or more desired characteristics. This evolutionary process can be repeated on reassembled genes until new genes expressing the desired properties are identified. GeneReassembly technologies can be used to evolve properties which are coded for by single genes, multiple genes, and entire genomes. While we have received a patent for one of our processes of gene shuffling based on interrupted DNA synthesis and reassembly, our suite of multiple, proprietary evolution technologies is not limited to traditional shuffling techniques. For instance, unlike widespread shuffling technologies that require highly related gene sequences to achieve successful recombination, our proprietary GeneReassembly technologies also allow unrelated genes to be combined to maximize evolved improvements.

   We believe that the ability to selectively apply our GSSM or GeneReassembly technologies to optimize proteins provides us with a distinct competitive advantage. GSSM is better suited in some situations, for example, in the optimization of a protein's stability or its immune response characteristics. With respect to stability, applying GSSM may significantly improve temperature tolerance through combining amino acid alterations at defined positions, while maintaining the protein's overall characteristics, such as specificity. In one program, we have used this technology to improve enzyme stability by a factor of 30,000. Similarly, adverse immune system responses may be avoided by the incremental changes created by GSSM. In contrast, random shuffling technologies, which cause block shifts in DNA structure, are more likely to reduce stability and create undesirable immune response characteristics. On the other hand, when optimizing for activity, expression, and specificity, both GSSM and GeneReassembly can produce optimal results. Because we have multiple evolution technologies combined with optimal natural enzymes to which we apply these evolution methodologies, we believe that we are well-positioned to provide the best solutions to our customers.

 Our SciLect(TM) Data Management and Analysis System

   We have developed a leading edge, web-based relational scientific database for internal purposes, the SciLect database. Our SciLect system provides a secure, reliable, and accurate source for storage, retrieval, and analysis of vast amounts of proprietary biological data. This system includes custom-developed and third-party bioinformatics software tools which assist in the acquisition and analysis of complex data relating to genes, proteins, sequence similarity to known genes, three-dimensional structure prediction, and biological pathways. The SciLect 2.0 database has been fully developed and is now being used across the organization. New features are also being developed to allow visual data navigation of complex data and relationships. This new tool will allow faster access to data than traditional and commercial tools that are available. Our SciLect system includes information relating to:

  .  Samples--detailed descriptions of each sample collected;

  . DNA extractions--the results of separating or isolating DNA molecules directly from samples;

  . Gene libraries--detailed descriptions of the genetic material in our DiverseLibrary collection and PathwayLibrary collections;

  . Screening events--the results of assays from our high-throughput screening systems;

  . Novel enzymes--specific properties or characteristics of each enzyme (e.g., optimal temperature, optimal pH, specific activity);

  . Sequence data and analysis results--the output of raw DNA sequence data from our ultra high-throughput screening technologies and the analytical results from the application of our bioinformatics software tools;

  . Clone data--descriptions of host organisms containing unique fragments of DNA or copies of DNA optimized for increasing DNA or enzyme yield;

  .  Optimization data--results from GSSM and GeneReassembly;

  . Expression data--results from the process of optimizing protein production; and

  . Patents--information on key data, genes, and processes relating to our intellectual property portfolio.

   Utilizing the combination of our SciLect system and public databases, we are able to first verify that we have a unique gene. We are then able to mine public databases for previously unidentified proteins that can be added to our portfolio of patented proteins. Publicly available databases of proteins and genomic data are imported daily to our secure environment. Through the use of our SciLect system, we have assembled the world's largest proprietary database of activity screened, and patent-protected, unique gene sequences.

 Production--Whole Cell Optimization

   Production of proteins and pathway products has historically been very challenging due to the difficulty of producing commercial quantities of these products in traditional host organisms. This problem can be overcome by finding or developing a more suitable host organism. In the past, random mutation has been used in an effort to create more efficient hosts. We believe our whole cell optimization processes will accelerate this effort. We are working on a number of host organisms to improve their functionality as production hosts by:

  .  Sequencing the complete DNA of a host organism;

  . Evolving the host genome by adding, removing, or modifying genes that, when substituted or modified, will improve production or permit the host to grow better under industrial conditions;

  . Analyzing RNA dynamics, proteomics, and metabolomics to monitor the effects of changes on the production of enzymes and pathway products and continuing to engineer changes; and

  . Applying our screening technologies to rapidly characterize the effects of these changes.

   As part of our whole cell optimization and pharmaceutical programs, we have developed extensive DNA sequencing capabilities for sequencing the genomes of selected microorganisms, both internally and in collaboration with The Celera Genomics Group. As part of our internal sequencing efforts, we sequenced the entire genome of Aquifex aeolicus, which was later published as an article entitled "The complete genome of the hyperthermophilic bacterium Aquifex aeolicus." This paper, published in Nature in 1997, represented an important achievement for our microbial genome sequencing program. When the Nature paper was published, the genome of A. aeolicus was the first high temperature bacterium sequenced and was one of the first complete genomes to be sequenced. This allowed scientists to compare its genome sequence, and the way its genes were organized, to those of other bacteria to see how evolutionarily conserved different groups of genes were. Since its publication in 1997, this article has been cited in more than 250 scientific papers. In addition, under a DNA sequencing collaboration we entered into with The Celera Genomics Group in December 2000, we obtained the entire genome sequence of the Streptomyces diversa(TM) microorganism, a proprietary discovery and production host microbe important to both our whole cell and pharmaceutical programs. The availability of the genome sequence, together with the application of technologies permitting the global analysis of gene expression at both the RNA and protein levels, and the extensive array of tools available for the genetic manipulation of this organism, will enable us to fully utilize S. diversa for the production of novel compounds of pharmaceutical interest.

Products

   To date, we have successfully commercialized two products for oil and gas well fracturing operations: Pyrolase 160 enzyme and Pyrolase 200 enzyme. Sales of Pyrolase 160 enzyme commenced in January 1999, only two years after project initiation. In 2000, we commercialized Pyrolase 200 enzyme, a second-generation oil field product that functions at a wider temperature range. These enzyme breakers allow for improved extraction of oil and gas from existing wells, resulting in greater production and increased revenue per well. We believe our independent development of Pyrolase 160 enzyme and Pyrolase 200 enzyme validates our technologies and illustrates our ability to develop products rapidly using our proprietary methods, from discovery through regulatory approval and commercialization.

   One of our collaborators, Invitrogen Corporation, has successfully commercialized ThermalAce(TM) enzyme, a thermostable DNA polymerase that we identified and developed. We have granted Invitrogen exclusive rights to commercialize three thermostable DNA polymerase enzymes for the molecular biology research supply market, the first of which is ThermalAce. Under the license agreement, we are entitled to receive royalties on sales of these enzymes, while retaining rights to the diagnostics market. ThermalAce DNA Polymerase improves the performance of DNA amplification for the widely used polymerase chain reaction, or PCR, process.

   We intend to continue to commercialize products both independently and in collaboration with our strategic partners.

   As of February 28, 2001, we had 51 projects in various stages of development in our target markets. Of these, 8 had reached advanced stages of development, of which three had been commercialized. An additional 10 projects had already entered the product candidate stage, with 33 more projects in various earlier stages of development. We believe that each of these projects could lead to multiple product solutions across multiple target markets.

Current Alliances And Other Agreements

 Current Alliances

   Our strategy includes pursuing strategic alliances with market leaders in our target markets. In exchange for selected rights to future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners' established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of products. From inception through February 28, 2001, our corporate partners had committed to fund over $124 million, excluding equity investments and future success-based payments. Of this amount, $54.2 million had been received as of February 28, 2001. Our partners have also purchased $9.2 million of our equity securities.

   To date, we have entered into the following strategic alliances:

 Syngenta (formerly Novartis)

   In January 1999, we entered the agricultural biotechnology arena through a strategic alliance with Syngenta (formerly Novartis) Agribusiness Biotechnology Research, Inc., referred to below as Syngenta. This alliance covers a multi-project collaborative research and development agreement to develop products for crop enhancement and improved agronomic performance. Under the terms of the agreement, we are utilizing our unique discovery and screening technologies to identify and optimize genes and gene pathways for use in transgenic crops. The initial projects focus on new genomic approaches that will provide improved performance and quality traits in crops and enhance production. In conjunction with the transaction, Syngenta purchased 5,555,556 shares of our Series E convertible preferred stock, paid a technology access fee, and provided project research funding to us, for aggregate total proceeds of $12.5 million. We recognized the research payments on a percentage of completion basis as research was performed. We recognized the technology access fee in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, we expanded our collaboration agreement with Syngenta to further develop and optimize novel synthesis routes to crop protection chemicals. Under the terms of the agreement, we will receive research payments, milestones, and product royalties. We will receive additional funding as projects are added under this agreement.

   In December 1999, we formed a five-year, renewable strategic alliance with Syngenta (formerly Novartis) Seeds AG, referred to below as Syngenta Seeds. Through a contract joint venture, named Zymetrics, we are pursuing opportunities jointly with Syngenta Seeds in the field of animal feed and agricultural product processing. Both parties share in the management of the venture and fund a portion of its sales and marketing costs. Under the agreement, Syngenta Seeds receives exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay us $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and an additional $5.0 million is due in June 2001. We initially recorded the amount due in June 2001 at its present value on the date of the agreement of $4.0 million. We are recognizing the technology access fee as revenue on a straight-line basis over the term of the agreement. We recognize research funding as the research is performed, and milestone payments are recognized as revenue when earned. We will receive a share of the profits in the form of royalties on any product sales.

   Either party may terminate these agreements in the event a material breach remains uncured for 90 days. Syngenta may terminate these agreements within 60 days of a change of control of Diversa.

   Revenue recognized under the Syngenta and Syngenta Seeds agreements was $12.3 million and $6.0 million for the years ended December 31, 2000 and 1999, respectively.

 The Dow Chemical Company

   In July 1997, we entered into an alliance with The Dow Chemical Company. The alliance was for a project involving biocatalytic discovery and optimization for use in new and existing Dow processes. This initial project was directed towards the incorporation of a high performance enzyme into a modified chemical process. Our staff successfully optimized an enzyme for this project with significantly greater thermostability at a defined temperature, thereby meeting milestones specified in the agreement.

   In July 1999, we significantly expanded our existing strategic alliance with Dow to apply our discovery and optimization technologies for Dow to develop a variety of novel enzymes for multiple chemical processes on a reaction-exclusive basis. The research agreement involves multiple projects in the field of chemical processing. The agreements require Dow to make annual technology development payments, fund research costs, make milestone payments to us upon achievement of established objectives, and pay us license and commercialization fees for any resulting products. We will also receive royalties on sales of our royalty-bearing products sold or sublicensed by Dow. We are amortizing the technology development fees over the three-year period of the research agreement. In December 2000, we entered into an agreement with Dow to license several enzymes for early stage testing of further application for production of certain chemicals. Under the terms of the agreement, we received license fees and are entitled to receive specified royalties upon commercialization of certain products using the licensed enzymes. Either party may terminate the research agreement upon failure to pay amounts due for 30 days or material breach if uncured within 60 days. The research agreement may also be terminated by Dow with 180 days written notice or upon a change of control to a Dow competitor with 30 days notice, in both cases upon the payment of defined penalties. We may terminate the license agreement in the event of a material breach if uncured for 30 days. Dow may terminate the license agreement with three months written notice.

   In June 2000, we formed a 50/50 joint venture with Dow, named Innovase LLC, to develop and commercialize innovative products for the industrial enzyme market segment. Our technologies permit the development of enzymes with improved stability against the conditions limiting the use of today's enzymes. Innovase will employ Dow's world-class process development and manufacturing capabilities to deliver useful products for meeting consumer needs. We have contributed several late-stage product candidates that we expect Innovase to commercialize within 12 to 30 months. Under the various joint venture related agreements, we receive exclusivity fees, technology development fees, and research and development payments over a five-year period.

   In November 2000, we signed an agreement with Dow's Contract Manufacturing Services business unit to jointly market our respective abilities to pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients, pharmaceutical intermediates, and other fine chemicals. Chiral technologies permit the separation of an active ingredient from its undesired counterpart. This affords lower toxicity, higher efficacy, lower manufacturing costs, and patent life extensions to the pharmaceutical industry. Under the terms of the agreement, we will receive technology access fees, research and development payments, milestone payments, and royalty payments from sales of end products by Dow.

   Revenue recognized under the Dow agreements was $9.0 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively.

 Aventis (formerly Rhone-Poulenc) Animal Nutrition S.A.

   In June 1999, we entered into a six-month collaboration agreement with Aventis (formerly Rhone-Poulenc) Animal Nutrition S.A., under which we are using our gene discovery and optimization technologies to develop novel enzymes which can be used for biotransformation as an alternative to chemical synthesis. This agreement was extended in 2000. Aventis will receive an option to obtain an exclusive, worldwide royalty-bearing license to the targeted enzymes for a specified field. If Aventis does not exercise its option, the agreement will expire, and we will recover full rights to the enzymes. If Aventis exercises its option, the term of this agreement will continue until the expiration of all patent rights covering the licensed enzymes. Aventis supports research costs and will pay us a license fee and a royalty based upon cost savings attributable to licensed enzymes. This agreement may be terminated by either party upon material breach if uncured within 30 days.

 Finnfeeds International Ltd

   In May 1996, we entered into a collaboration agreement with Finnfeeds International Ltd, a unit of Danisco Cultor, to jointly identify and develop a novel phytase enzyme that when used as an additive in animal feed applications allows higher utilization of phytic acid phosphates from the feed, thereby increasing its nutritional value. The addition of phytase to animal feed reduces the need for inorganic phosphorus supplementation and lowers the level of harmful phosphates that are introduced to the environment through animal waste, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. In conjunction with the agreement, we issued 844,444 shares of our Series C redeemable convertible preferred stock to Finnfeeds for $1.9 million. We received and recognized as revenue $0.8 million in research funding over the period from May 1996 through December 1998. The only obligation of ours under this agreement was to perform research activities.

   Following the completion of the initial objectives of our agreement with Finnfeeds, in December 1998, we entered into a license agreement with Finnfeeds to commercialize an enzyme developed under the collaboration agreement. Under the terms of the license agreement, we granted Finnfeeds an exclusive license to manufacture, use, and sell the developed enzyme. In consideration for the license, we will be paid a royalty on related product sales made by Finnfeeds. Finnfeeds can terminate this agreement at any time upon six months notice to us. We can terminate this agreement upon material breach by Finnfeeds if uncured within 60 days.

 GlaxoSmithKline plc

   In December 2000, we entered into a drug discovery research collaboration with Glaxo Research and Development Limited, a wholly owned subsidiary of GlaxoSmithKline plc, to identify pharmaceuticals derived from our recombinant multi-gene PathwayLibraryTM collections. Under this non-exclusive research agreement, we will perform research jointly with Glaxo to identify novel small molecules from our PathwayLibrary collections, and to screen these molecules for specific pharmaceutical activity. Glaxo will receive exclusive worldwide rights to designated biomolecules selected for commercialization. The agreement may be terminated at any time upon mutual written consent of both parties or on 30 days' notice by either party following the one-year anniversary of the agreement.

 Celera Genomics

   In December 2000, we entered into a collaborative DNA sequencing agreement with The Celera Genomics Group, an Applera Corporation business, to sequence the genomes and discover the genes of selected, uncultured microorganisms contained in our environmental libraries. The terms of the agreement include a cross-royalty arrangement for products developed under the collaboration. Either party may terminate this agreement in the event a material breach remains uncured for 60 days.

 Celanese Ltd.

   In August 2000, we signed an agreement with Celanese Ltd. for an evaluation project to discover and develop microorganisms capable of producing chemical products at rates substantially higher than traditional microbial strains. Under the terms of the agreement, we will receive research and development payments and royalties on the sale of products utilizing improved strains. This agreement was originally scheduled to expire on October 31, 2000, but the agreement has been extended twice for 90-day and 60-day periods, respectively.

 License Agreements

   In addition to our strategic alliances, we have entered into various agreements whereby we have in-licensed patented technologies to supplement our internally developed methods, the most significant of which we have outlined below. The financial impact of these agreements to us is not significant.

 Invitrogen Corporation

   In March 1999, we signed an agreement with Invitrogen Corporation for the exchange of proprietary technologies and products in specified fields of use. Under the terms of the agreement, we have an exclusive license to use Invitrogen's TOPO Cloning technology in the field of cloning nucleic acids from mixed populations and uncultured organisms. Invitrogen has an option to access selected proprietary DNA modifying enzymes for use in the research reagent marketplace. The TOPO Cloning technology broadens our portfolio of cloning technologies. We paid Invitrogen a license fee and will pay an annual maintenance fee in exchange for materials. Each party will have a royalty obligation for the life of the patent rights on product sales that incorporate the licensed technology. We can terminate this agreement with 90 days written notice. Invitrogen can terminate with 90 days written notice upon our failure to make any payment or immediately upon our default if uncured within 90 days.

 Terragen Discovery, Inc.

   In November 1999, we signed a royalty-free cross-license agreement with Terragen Discovery, Inc. granting non-exclusive, worldwide license rights for the life of specified patents. We granted rights to selected patents protecting accessing genomes of uncultured organisms for the discovery of pathways producing novel small molecules for pharmaceutical applications and Terragen granted us co-exclusive rights to patents protecting generation and screening of combinatorial libraries from mixed populations of organisms for all fields of use. Under the agreement, we paid Terragen a $2.5 million license fee and will pay annual maintenance fees for the remaining life of the patents. The term of the licenses we granted to Terragen and that Terragen granted to us will continue until the expiration of all valid claims within the licensed patent rights. Either party may terminate this agreement in the event a material breach remains uncured for 60 days. Both parties have rights to terminate under special conditions.

 One Cell Systems, Inc.

   In December 1997, we entered into a research license agreement with One Cell Systems, Inc. which provided us with non-exclusive access to One Cell's proprietary encapsulation technologies for an initial term of twelve months. This agreement was extended in February 1999 and again in 2000. Under the terms of the agreement, we receive equipment and reagents to use the proprietary technology in exchange for annual payments. The second extension to the agreement expired on December 31, 2000 but is renewable for a subsequent one-year term at One Cell's option.

 Dow AgroScience LLC, formerly Mycogen Corporation

   In December 1997, we signed a license agreement with Mycogen Corporation, now Dow AgroScience LLC, for access to its proprietary expression system. Under the terms and conditions of the agreement, we have an exclusive, worldwide license to use the system for the production of enzymes in exchange for a license fee and royalties paid to Mycogen. The agreement can be terminated by either party upon material breach if uncured for 60 days.

 Biodiversity Access Agreements

   Through formal genetic resource access agreements, we have obtained genetic material from Alaska, Bermuda, Costa Rica, Iceland, Indonesia, Mexico, Russia, South Africa, and Yellowstone National Park. Pursuant to the terms of these agreements, we have obtained non-exclusive access to collect samples from diverse ecosystems, we own products developed and discoveries made from our use of the samples, and we pay a royalty to the other party on the sale of products derived from the samples. All of these agreements expire in 2004 or earlier, and they are all subject to earlier termination. Our access agreement with Iceland was terminated, and we have voluntarily ceased collections of further samples in Yellowstone National Park pending their resolution of collection guidelines. If an access agreement terminates and a new agreement is not established, we will not collect any further materials from the specified location; however, we will retain the right to use any samples we have already collected. The financial impact of these agreements to us is not significant.

Competition

   We are a leader in the field of biomolecule discovery and optimization from biodiversity. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of competitors who are competent in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. is involved in accessing organisms from diverse environments. Maxygen, Inc., Evotec, Phylos, and Applied Molecular Evolution, Inc. have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., ArQule, Inc., and Aurora Biosciences Corporation perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process. Some of these competitors have significantly greater financial and human resources than we do.

   We believe that the principal competitive factors in our market are access to genetic material, technological experience and expertise, and proprietary position. We believe that we compete favorably with respect to the foregoing factors.

   Any products that we develop will compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical, and marketing resources than we do and may succeed in developing products that would render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, and/or are less expensive than, other products on the market. Current competitors or other companies may develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

Manufacturing Strategy

   Our manufacturing strategy is to secure contract manufacturing relationships with qualified third parties possessing sufficient industrial fermentation capacity to meet our commercial production requirements. We place our own technical personnel on site at contract manufacturing facilities to plan and supervise our production. Our employees have extensive experience in scale-up and production of industrial fermentation products, including industrial enzymes. We have cleared regulatory requirements for our first two commercial enzymes, and are producing our first product at commercial scale. We manufacture Pyrolase 160 enzyme and Pyrolase 200 enzyme pursuant to an arrangement with a third party that has the required manufacturing equipment and available capacity to manufacture the product under our direction and oversight. In 2000, we began construction of our own pilot development facility, and we anticipate that this facility will be fully operational in the second quarter of 2001. In addition to requiring investment in equipment, construction of this new facility will necessitate compliance with applicable regulations. This pilot facility will be used for development of new manufacturing processes, to provide developmental quantities of products for internal and external use and for production of commercial quantities of smaller-scale specialty products. After we complete the construction of our pilot facility, we will continue to depend on third parties for large-scale commercial manufacturing.

   We do not currently depend on any single supplier for the raw materials necessary for the operation of our business. However, we may become dependent on a single supplier in the future.

Government Regulation

   Many of our product opportunities, and all of our projects to date, have applications other than as regulated drug products. Non-drug biologically derived products are regulated, in the United States, based on their application, by either the FDA, the Environmental Protection Agency (EPA) or, in the case of plants and animals, United States Department of Agriculture
(USDA). In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and GRAS (Generally Recognized As Safe) substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA's jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process, ranging from six months to three years.

   The European regulatory process for these classes of biologically derived products has undergone significant change in the recent past, as the EU attempts to replace country by country regulatory procedures with a consistent EU regulatory standard in each case. Some country-by-country regulatory oversight remains. Other than Japan, most other regions of the world generally accept either a United States or a European clearance together with associated data and information for a new biologically derived product.

   In the United States, transgenic agricultural products may be reviewed, by the FDA, EPA, and USDA, depending on the plant and the trait engineered into it. The regulatory process for these agricultural products can take up to five years of field testing under USDA oversight, and up to another two years for applicable agencies to complete their reviews.

   Outside of the United States, scientifically-based standards, guidelines, and recommendations pertinent to transgenic and other products intended for the international marketplace are being developed by, among others, the representatives of national governments within the jurisdiction of the standard-setting bodies, including Codex Alimentarius, the International Plant Protection Convention, and the Office des International Epizooties. The use of the existing standard-setting bodies to address concerns about products of biotechnology is intended to harmonize risk-assessment methodologies and evaluation of specific products or classes of products.

Proprietary Rights

   Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, to maintain trade secrets, to operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. As of March 14, 2001, we owned 44 issued patents relating to our technologies, had received notices of allowance with respect to 6 other patent applications, and have over 165 patents pending. In addition, as of March 14, 2001, we have in-licensed more than 52 additional patents or patent applications that we believe strengthen our patent position.

   The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated, or circumvented. We cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or to operate as we would like to. Others may develop similar technologies or duplicate technologies developed by us. We are aware of the existence of patents in some countries that, if valid, may block our ability to commercialize products in these countries if we are unsuccessful in circumventing or acquiring the rights to these patents. We are also aware of the existence of claims in published patent applications in some countries that, if granted and valid, may also block our ability to commercialize products in these countries if we are unable to circumvent or license them.

   The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. Third parties may sue us in the future to challenge our patent rights or claim infringement of their patents. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties, or require us to cease using the disputed technology. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtain patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on satisfactory terms, if at all.

   We also rely on trade secrets, technical know-how, and continuing invention to develop and maintain our competitive position. We have taken security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets.

Employees

   As of December 31, 2000, we had approximately 200 full-time employees, 52 of whom hold Ph.D. degrees. Of these employees, 163 were engaged in research and development and 37 were engaged in business development, finance and general administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Scientific Advisory Board

   We have established a select group of scientists to advise us on scientific and technical matters in areas of the Company's business. The scientific advisors are compensated with a $15,000 annual fee, payable quarterly. We have also entered into consulting and other agreements with a number of our scientific advisors under which they have received options to purchase shares of our common stock.

   None of our scientific advisors is employed by us, except Melvin I. Simon, Ph.D., and they may have other commitments to, or consulting or advisory contracts with, their employers or other entities that may conflict or compete with their obligations to us. Our scientific advisors include:

   Name                                             Title/Affiliation
   ----                                             -----------------
   Melvin I. Simon, Ph.D. ............... Chairman and Professor of Biology
                                          California Institute of Technology
   Karl O. Stetter, Ph.D. ............... Chairman and Professor of Microbiology
                                          University of Regensburg, Germany
   Robert M. Kelly, Ph.D. ............... Professor of Chemical Engineering
                                          North Carolina State University
   George M. Whitesides, Ph.D. .......... Chairman and Professor of Chemistry
                                          Harvard University

                     RISK FACTORS RELATED TO OUR BUSINESS

   Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this annual report, and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

   We have incurred net losses since our inception, including a net loss of approximately $8.4 million for the year ended December 31, 2000 and approximately $9.1 million for the year ended December 31, 1999. As of December 31, 2000, we had an accumulated deficit of approximately $65.7 million. We expect to incur additional losses for at least the next several years. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from strategic alliances and grants, and we expect that substantially all of our revenue for the foreseeable future will result from payments from strategic alliances.

   Future revenue from strategic alliances are uncertain because our ability to generate revenue will depend upon our ability to enter into new strategic alliances and to meet research, development, and commercialization objectives under new and existing agreements. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase significantly in the near term, and, consequently, we will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing strategic partners and attract new ones, but also develop products or technologies that our partners choose to commercialize and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Because we are an early stage company developing and deploying new technologies, we may not be able to commercialize our technologies or products, which could cause us to be unprofitable or cease operations.

   You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only two products ourselves, Pyrolase(TM) 160 enzyme and Pyrolase(TM) 200 enzyme, and only one of our strategic partners, Invitrogen Corporation, has incorporated our technologies or inventions into its own commercial product from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our strategic partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our strategic partners, and our failure to successfully manage our existing and future strategic alliance relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

   We currently have strategic alliance agreements with Aventis Animal Nutrition S.A., Celanese Ltd., Celera Genomics, Finnfeeds International Ltd (a unit of Danisco Cultor), The Dow Chemical Company, GlaxoSmithKline plc, IntraBiotics Pharmaceuticals, Inc., Invitrogen Corporation, and Syngenta (formerly Novartis) Agribusiness Biotechnology Research, Inc. We have also formed joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics). We expect to derive significant future revenue from these agreements and joint ventures. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner may devote to our products. Any of our present or future strategic partners may not perform their obligations as expected. These strategic partners may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance opportunities could be harmed if:

  . We do not achieve our research and development objectives under our strategic alliance agreements;

  . We develop products and processes or enter into additional strategic alliances that could conflict with the business objectives of our strategic partners;

  . We disagree with our strategic partners as to rights to intellectual property we develop;

  .  We are unable to manage multiple simultaneous strategic alliances;

  . Our strategic partners become competitors of ours or enter into agreements with our competitors;

  . Our strategic partners become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

  . Consolidation in our target markets limits the number of potential strategic partners; or

  . We are unable to negotiate additional agreements having terms satisfactory to us.

We do not have the capacity to manufacture products on a commercial scale. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

   We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with a third party that has the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme and Pyrolase 200 enzyme under our direction and oversight. In 2000, we began construction of our own pilot development facility and have identified alternative capacity to meet interim requirements until the facility's anticipated completion in the second quarter of 2001. In addition to requiring investment in equipment, construction of this new facility will necessitate compliance with applicable regulations. After we complete the construction of our pilot facility, we will continue to depend on third parties for large-scale commercial manufacturing. If we fail to complete the construction of our pilot facility on time or at all, it could interrupt our research and product development programs and harm our relationships with strategic partners. Any difficulties or interruptions of service with our third party manufacturers or our own planned pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners or customers.

We have only limited experience in independently developing, manufacturing, marketing, selling, and distributing commercial products.

   We intend to pursue some product opportunities independently. We currently have only limited resources and capability to develop, manufacture, market, sell, or distribute products on a commercial scale. We will determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue alliances for the development and commercialization of some products that we had intended to pursue independently. We may pursue products that ultimately require more resources than we anticipate or which may be technically unsuccessful. In order for us to commercialize these products directly, we would need to establish or obtain through outsourcing arrangements the capability to develop, manufacture, market, sell, and distribute products. If we are unable to successfully commercialize products resulting from our internal product development efforts, we will continue to incur losses. Even if we successfully develop a commercial product, we may not generate significant sales and achieve profitability.

Ethical, legal, and social concerns about genetically engineered products could limit or prevent the use of our products and technologies and limit our revenue.

   Some of our products are genetically engineered. If we are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our products may not be accepted. Any of the risks discussed below could result in expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies and products could be limited by the following factors:

  . Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products, which could influence public acceptance of our technologies and products;

  . Public attitude regarding, and potential changes to laws governing, ownership of genetic material which could harm our intellectual property rights with respect to our genetic material and discourage strategic partners from supporting, developing, or commercializing our products and technologies; and

  . Governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products, including labeling requirements.

   The subject of genetically modified organisms has received negative publicity, which has aroused public debate. The adverse publicity could lead to greater regulation and trade restrictions on imports of genetically altered products.

If we are unable to continue to collect genetic material from diverse natural environments, our research and development efforts and our product development programs could be harmed.

   We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements, and from private lands under individual agreements with private land owners. If our access to materials under access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2004 or earlier, and they are all subject to earlier termination. Our access agreement with Iceland was terminated, and we have voluntarily ceased collections of further samples in Yellowstone National Park pending the park's resolution of collection guidelines.

Our ability to compete in the market may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights due to becoming involved in expensive lawsuits or administrative proceedings.

   Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. As of March 14, 2001, we owned 44 issued patents relating to our technologies, had received notices of allowance with respect to 6 other patent applications, and have over 165 patents pending. In addition, as of March 14, 2001, we had in-licensed more than 52 additional patents or patent applications that we believe strengthen our patent portfolio. Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and methods for defending intellectual property rights.

   Our commercial success depends on neither infringing patents and proprietary rights of third parties, nor breaching any licenses or other agreements that we have entered into with regard to our technologies, products, and business. The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. We will apply for patents covering both our technologies and products as we deem appropriate. Patents, if issued, may be challenged, invalidated, or circumvented. We cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies developed by us. We are aware of the existence of patents in some countries that, if valid, may block our ability to commercialize products in these countries if we are unsuccessful in circumventing or acquiring the rights to these patents. We are also aware of the existence of claims in published patent applications in some countries that, if granted and valid, may also block our ability to commercialize products in these countries if we are unable to circumvent or license them.

   We are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

   An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages, prevent us from using processes or products, or require us to negotiate licenses to disputed rights from third parties. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all.

We may encounter difficulties managing our growth, which could adversely affect our results of operations.

   Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 102 at December 31, 1999 to approximately 200 at December 31, 2000 and expect to significantly increase our headcount to meet our strategic objectives. If our growth continues, it will continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

   In order to protect our proprietary technology and processes, we also rely in part on trade secret protection for our confidential and proprietary information. We have taken security measures to protect our trade secrets and proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make our obsolete.

   The biotechnology industry is characterized by rapid technological change, and the area of gene research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our products and technologies becoming obsolete.

   We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Terragen Discovery is involved in accessing organisms from diverse environments for pharmaceutical applications. A number of companies are performing high-throughput screening of molecules. Maxygen, Inc., Applied Molecular Evolution, Inc., and Evotech have alternative evolution technologies. Integrated Genomics, Inc., Myriad Genetics, Inc., ArQule, Inc., and Aurora Biosciences Corporation perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International, Inc. are involved in the development, overexpression, fermentation, and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

   Any products that we develop through our technologies will compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical, and marketing resources than we do and may succeed in developing products that would render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Current competitors or other companies may develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

Stringent laws and required government approvals could delay our introduction of products.

   All phases, especially the field testing, production, and marketing, of our potential products are subject to significant federal, state, local, and/or foreign governmental regulation. Regulatory agencies may not allow us to produce and/or market our products in a timely manner or under technically or commercially feasible conditions, or at all, which could harm our business.

   In the United States, products for our target markets are regulated based on their application, by either the FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. While substantially all of our projects to date have focused on non-human applications of our technologies and products outside of the FDA's review, in the future we may pursue strategic alliances for further research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any drug product candidates must also be approved by the regulatory agencies of foreign governments before any product can be sold in those countries. Under current FDA policy, our products, or products of our strategic partners incorporating our technologies or inventions, to the extent that they come within the FDA's jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products. We have not submitted an investigational new drug application for any product candidate, and no drug product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere. The EPA regulates biologically derived chemical substances not within the FDA's jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA.

   The European regulatory process for these classes of biologically derived products has been in a state of flux in the recent past, as the EU attempts to replace country by country regulatory procedures with a consistent EU regulatory standard in each case. Some country-by-country regulatory oversight remains. Other than Japan, most other regions of the world generally find adequate either a United States or a European clearance together with associated data and information for a new biologically derived product.

If we require additional capital to fund our operations, we may need to enter into financing arrangements with unfavorable terms or which could adversely affect your ownership interest and rights as compared to our other stockholders. If such financing is not available, we may need to cease operations.

   We currently anticipate that our available cash resources and receivables and committed funding from strategic partners will be sufficient to meet our capital requirements for the foreseeable future. However, our capital requirements depend on several factors, including:

  . The level of research and development investment required to maintain our technology leadership position;

  . Our ability to enter into new agreements with strategic partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

  . The success rate of our discovery efforts associated with milestones and royalties;

  . Our ability to successfully commercialize products developed independently and the demand for such products;

  . The timing and willingness of strategic partners to commercialize our products that would result in royalties;

  .  Costs of recruiting and retaining qualified personnel; and

  . Our need to acquire or license complementary technologies or acquire complementary businesses.

   If additional capital is required to operate our business, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to cease operations.

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

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

   Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the year ended December 31, 2000 was $24.3 million, as compared to $10.3 million for the same period in 1999. This increase was primarily due to revenue from new strategic alliances. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

  .  Termination of strategic alliances;

  . The success rate of our discovery efforts associated with milestones and royalties;

  . The ability and willingness of strategic partners to commercialize royalty-bearing products on expected timelines;

  . Our ability to enter into new agreements with strategic partners or to extend the terms of our existing strategic alliance agreements, and the terms of any agreement of this type;

  . Our ability to successfully satisfy all pertinent regulatory requirements;

  . Our ability to successfully commercialize products developed independently and the demand for such products; and

  . General and industry specific economic conditions, which may affect our strategic partners' research and development expenditures.

   If revenue declines or does not grow as anticipated due to the expiration of strategic alliance agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to significantly increase operating expenses in 2001. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

   Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

If we lose our key personnel or are unable to attract and retain qualified personnel as necessary, it could delay our product development programs and harm our research and development efforts.

   Our success depends to a significant degree upon the continued contributions of our executive officers, management, and scientific staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives or our stock price could decline. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our strategic partners in a timely fashion or to support our internal research and development programs. In particular, our product development programs depend on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, and engineers. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or Diversa may terminate their employment at any time.

   Our planned activities will require additional expertise in specific industries and areas applicable to the products developed through our technologies. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire these services or to develop this expertise could impair the growth, if any, of our business.

If we engage in any acquisition, we will incur a variety of costs and may potentially face numerous other risks that could adversely affect our business operations.

   If appropriate opportunities become available, we may consider acquiring businesses, technologies, or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue such a strategy, we could:

  . Issue equity securities which would dilute current stockholders' percentage ownership;

  .  Incur substantial debt; or

  .  Assume contingent liabilities.

   We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future without a significant expenditure of operating, financial, and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our strategic partners. Further, recent proposed accounting changes could result in a negative impact on our results of operations as well as the resulting cost of the acquisition. Any of these adverse consequences could harm our business.

We may be sued for product liability.

   We may be held liable if any product we develop, or any product which is made with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, or sale. We currently have limited product liability insurance that may not fully cover our potential liabilities. In addition, if we attempt to obtain additional product liability insurance coverage, this additional insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our strategic partners. If we are sued for any injury caused by our products, our liability could exceed our total assets.

We are subject to anti-takeover provisions in our certificate of incorporation, bylaws, and Delaware law and have adopted a shareholder rights plan that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

   Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, we adopted a share purchase rights plan that has anti-takeover effects. The rights under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board, since the rights may be amended to permit such an acquisition or may be redeemed by us. These provisions in our charter documents, under Delaware law, and in our rights plan could discourage potential take-over attempts and could adversely affect the market price of our common stock. Because of these provisions, you might not be able to receive a premium on your investment.

Our stock price has been and may continue to be particularly volatile because of the industry we are in.

   The stock market, from time to time, has experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. The market prices of technology companies, particularly life science companies, have been highly volatile. Our stock has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

  . Developments in our relationships with current or future strategic partners;

  . Announcements of technological innovations or new products by us or our competitors;

  .  Developments in patent or other proprietary rights;

  . Our ability to access genetic material from diverse ecological environments and practice our technologies;

  .  Future royalties from product sales, if any, by our strategic partners;

  .  Fluctuations in our operating results;

  .  Litigation;

  . Developments in domestic and international governmental policy or regulation; and

  .  Economic and other external factors or other disaster or crisis.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

   Our officers, directors, and stockholders with at least 5% of our stock together control approximately 50.5% of our outstanding common stock. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

We use hazardous materials in our business. Any claims relating to improper handling, storage, or disposal of these materials could be time consuming and costly.

   Our research and development processes involve the controlled use of hazardous materials, including chemical, radioactive, and biological materials. Our operations also produce hazardous waste products. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling, and disposal of these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. In addition, compliance with applicable environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or production efforts.

Item 2. Properties

   Our executive office and research and development facility is currently located in San Diego, California. We lease approximately 75,000 square feet of space. This facility is leased through November 15, 2015. To meet our expected growth needs, we have entered into an additional lease agreement for an adjacent 60,000 square foot research and development facility that will be built to our specifications. We plan to occupy the additional space in April 2002. The lease will commence upon completion of the facility and continue for a period of fifteen years. We believe that our facilities currently are adequate to meet our requirements.

Item 3. Legal Proceedings

   We are not currently a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   (a) Our common stock has been traded on the Nasdaq National Market since our initial public offering on February 14, 2000 under the symbol DVSA. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

     2000                                                         High    Low
     ----                                                         ----    ---
     First Quarter (from February 14, 2000)..................... $169.19 $34.00
     Second Quarter.............................................   49.00  15.56
     Third Quarter..............................................   47.38  22.50
     Fourth Quarter.............................................   30.50  15.63

   As of March 26, 2001, there were approximately 231 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

   We made the following unregistered sales of our securities during the year ended December 31, 2000:

   From January 1, 2000 until February 24, 2000, options to purchase 367,476 shares of common stock were exercised for aggregate consideration of approximately $475,000. The sale and issuance of securities and the exercise of options were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided in Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

   (b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-30290) relating to our initial public offering of common stock, was February 14, 2000. We sold a total of 8,337,500 shares of our common stock at a price of $24.00 per share to an underwriting syndicate led by Bear, Stearns & Co. Inc., Chase H&Q, and Deutsche Banc Alex. Brown. Of these 8,337,500 shares, 1,087,500 were issued upon exercise of the underwriters' over-allotment option. The initial public offering resulted in gross proceeds of $200.1 million, $14.0 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. Net proceeds to us were approximately $184.5 million. From the time of receipt through December 31, 2000, the proceeds were applied primarily toward cash and cash equivalents and short term investments.

Item 6. Selected Financial Data

   The selected financial data set forth below with respect to our statements of operations for the years ended December 31, 2000, 1999, and 1998, and with respect to our balance sheets at December 31, 2000 and 1999 are derived from our financial statements that have been audited by Ernst & Young LLP, which are included elsewhere in this report, and are qualified by reference to such financial statements. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997, and 1996 are derived from our audited financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere in this report.

                                         Year Ended December 31,
                               -----------------------------------------------
                                 2000     1999      1998      1997      1996
                               --------  -------  --------  --------  --------
                                  (in thousands, except per share data)
Statement of Operations Data:
Collaborative revenue........  $ 22,883  $ 9,166  $    625  $    669  $    200
Grant and product revenue....     1,418    1,106       722       486       506
                               --------  -------  --------  --------  --------
  Total revenue..............    24,301   10,272     1,347     1,155       706
Operating expenses:
Research and development.....    26,427   11,275    10,165     7,834     6,496
Selling, general and
 administrative..............     7,094    4,121     3,371     4,376     4,465
Non-cash, stock-based
 compensation................     9,869    4,110     1,665     1,245       --
Restructuring charge.........       --       --        --        --      1,164
                               --------  -------  --------  --------  --------
  Total operating expenses...    43,390   19,506    15,201    13,455    12,125
Operating loss...............   (19,089)  (9,234)  (13,854)  (12,300)  (11,419)
Other income (expense).......    11,025      215       344       (92)     (227)
                               --------  -------  --------  --------  --------
  Net loss...................    (8,064)  (9,019)  (13,510)  (12,392)  (11,646)
Dividends payable to
 preferred stockholders......      (310)     (66)      --        --        --
Net loss applicable to common
 stockholders................  $ (8,374) $(9,085) $(13,510) $(12,392) $(11,646)
                               ========  =======  ========  ========  ========
Historical net loss per
 share, basic and diluted....  $  (0.27) $ (3.86) $  (7.64) $  (7.72) $  (7.68)
                               ========  =======  ========  ========  ========
Historical weighted-average
 shares outstanding..........    30,836    2,353     1,768     1,606     1,517
Pro forma net loss per
 share.......................  $  (0.25)
                               ========
Pro forma weighted-average
 shares outstanding..........    33,570

                                           As of December 31,
                               -----------------------------------------------
                                 2000     1999      1998      1997      1996
                               --------  -------  --------  --------  --------
                                             (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments......  $211,256  $ 5,084  $  5,552  $ 16,607  $  5,040
Working capital..............   199,223   13,902     2,470    13,540     3,584
Total assets.................   235,261   31,072     8,706    20,284     9,973
Long-term debt, less current
 portion.....................     8,182    2,677     2,202     1,500     1,725
Redeemable convertible
 preferred stock.............       --    48,402    48,402    48,402    26,182
Stockholders' equity
 (deficit)...................   194,074  (42,813)  (45,738)  (34,024)  (22,156)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report.

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements related to investments in our core technologies, investments in our internal product candidates, and our future capital requirements, all of which are prospective. Such statements are only predictions, and the actual events or results may differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled "Risk Factors Related to Our Business."

Overview

   We were incorporated in December 1992 and began operations in May 1994. We are applying proprietary technologies to discover and evolve novel genes and gene pathways from diverse environmental sources. We use our fully integrated approach to develop novel enzymes and other biologically active compounds, such as small molecule drugs. Our proprietary evolution technologies facilitate the optimization of genes found in nature to enable product solutions for the pharmaceutical, agricultural, chemical, and industrial markets. To date, we have generated revenue from research collaborations, government grants, and enzyme product sales and royalties. Our strategic partners include Aventis Animal Nutrition S.A., Celanese Ltd., Celera Genomics, Finnfeeds International Ltd (a unit of Danisco Cultor), The Dow Chemical Company, GlaxoSmithKline plc, IntraBiotics Pharmaceuticals, Inc., Invitrogen Corporation, and Syngenta (formerly Novartis). We have also formed joint ventures with The Dow Chemical Company and with Syngenta Seeds AG. Our current government grants are from the National Science Foundation, the National Institute of General Medical Sciences, the National Cancer Institute, and the National Institute of Environmental Health Sciences. Our product related revenues to date are comprised of research kits, Pyrolase 160 enzyme and Pyrolase 200 enzyme, enzymes used in oil and gas recovery, and royalties from sales of ThermalAce(TM), a DNA polymerase licensed to Invitrogen Corporation for molecular biology research applications.

   We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world's microbial populations, generation of environmental gene libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies.

   Our revenue has increased significantly since our inception, and for the year ended December 31, 2000, revenue grew 137% compared to the year ended December 31, 1999. This increase was primarily attributable to the addition of new strategic collaborations, which included exclusivity fees, technology access and development fees, and research funding. Strategic alliance revenues are earned and recognized on a percentage of completion basis as research costs are incurred in accordance with the provisions of each strategic alliance agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of December 31, 2000, we had current and long-term deferred revenue totaling $22.3 million.

   We have incurred substantial operating losses since our inception. As of December 31, 2000, our accumulated deficit was $65.7 million. We expect to incur additional operating losses over the next few years as we continue to develop our technologies and fund internal research and development efforts. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under our existing and future collaboration agreements, the initiation and expansion of research and development programs, and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Years Ended December 31, 2000 and 1999

 Revenue

   Our revenue increased $14.0 million to $24.3 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999. This increase was primarily attributable to the addition of several new collaboration agreements signed in 1999 and 2000. Revenue from collaborations accounted for 94% of total revenue for the year ended December 31, 2000 and 89% of total revenue for the year ended December 31, 1999.

 Research and Development Expenses

   Our research and development expenses increased $15.1 million to $26.4 million for the year ended December 31, 2000 from $11.3 million for the year ended December 31, 1999. This increase was primarily attributable to expansion of collaborative research activities and investment in several key internal programs and technologies. We expect that our research and development expenses will increase substantially to support our collaborative research programs and our increased investments in core technologies and internal product candidates. Research and development expenses for the years ended December 31, 2000 and 1999 are net of non-cash, stock-based compensation charges of $2.1 million and $0.9 million, respectively.

 Selling, General and Administrative Expenses

   Our selling, general and administrative expenses increased $3.0 million to $7.1 million for the year ended December 31, 2000 from $4.1 million for the year ended December 31, 1999. This increase was primarily attributable to the expansion of administrative infrastructure to support our growth and requirements as a public company and to support our expanded business development activities. Selling, general and administrative expenses for the years ended December 31, 2000 and 1999 are net of non-cash, stock-based compensation charges of $7.7 million and $3.2 million, respectively.

 Non-Cash, Stock-Based Compensation Charges

   Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

   For the year ended December 31, 2000, we recorded amortization of deferred compensation of approximately $3.4 million compared to $3.0 million for the year ended December 31, 1999. We also recorded aggregate non-cash compensation charges of $6.5 million for the year ended December 31, 2000, consisting of $4.1 million in conjunction with the acceleration of vesting for stock options held by certain employees and $2.4 million for common stock, stock options, and warrants granted to consultants.

 Other Income (Expense)

   Other income (expense) primarily consists of interest income and expense. Interest income increased to $11.7 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999, due to higher average cash balances as a result of our initial public offering in February 2000. Interest expense increased to $0.6 million for the year ended December 31, 2000 from $0.4 million for the year ended December 31, 1999. This increase was primarily attributable to the interest on borrowings under our new equipment financing line of credit.

 Provision for Income Taxes

   For the year ended December 31, 2000, we recorded no provision for income taxes, as we utilized approximately $11.1 million and $11.0 million in federal and state net operating loss carryforwards, respectively, to offset taxable income. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $36.0 million, which begin to expire in 2009. The net operating loss carryforwards for state tax purposes were approximately $21.6 million, which began to expire in 1999. We also had federal and state research and development tax credit carryforwards of approximately $1.5 million and $0.7 million, respectively, which begin to expire in 2009. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

Years Ended December 31, 1999 and 1998

 Revenue

   Our revenue increased $9.0 million to $10.3 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998. This increase was primarily attributable to the addition of new strategic alliances with Syngenta Agribusiness Biotechnology Research, Inc. and The Dow Chemical Company and, to a much lesser extent, the addition of new government grants and enzyme product sales. Revenue from collaborations accounted for 89% of total revenue for the year ended December 31, 1999 and 46% of total revenue for the year ended December 31, 1998.

 Research and Development Expenses

   Our research and development expenses increased $1.1 million to $11.3 million for the year ended December 31, 1999 from $10.2 million for the year ended December 31, 1998. During 1999, our research efforts were primarily focused on research associated with strategic alliance agreements and continued work on internal products, whereas in 1998, we focused significant resources on development of internal products and proprietary technologies. Research and development expenses for the years ended December 31, 1999 and 1998 are net of non-cash, stock-based compensation charges of $0.9 million and $0.5 million, respectively.

 Selling, General and Administrative Expenses

   Our selling, general and administrative expenses increased $0.7 million to $4.1 million for the year ended December 31, 1999 from $3.4 million for the year ended December 31, 1998. This increase was primarily attributable to expenses related to separation agreements with former employees. Selling, general and administrative expenses for the years ended December 31, 1999 and 1998 are net of non-cash, stock-based compensation charges of $3.2 million and $1.2 million, respectively.

 Non-Cash, Stock-Based Compensation Charges

   In connection with the grant of stock options to employees, we recorded deferred compensation of approximately $6.8 million in the year ended December 31, 1999. This amount was recorded as a component of stockholders' equity and is being amortized as a charge to operations over the vesting period of the options. We recorded amortization of deferred compensation of approximately $3.0 million for the year ended December 31, 1999 compared to $1.7 million for the year ended December 31, 1998.

   We recorded non-cash compensation charges of $1.1 million in 1999 in conjunction with the acceleration of vesting for stock options of terminated employees. We calculated the charge as the difference between the exercise price of the stock options and the fair value of our common stock estimated for financial reporting purposes on the date of the modification of the option grants.

 Other Income (Expense)

   Other income (expense) primarily consists of interest income and interest expense. Interest income was relatively level at $0.5 million for the year ended December 31, 1999 compared to $0.6 million for the year ended December 31, 1998. Interest expense increased $0.1 million to $0.4 million for the year ended December 31, 1999 from $0.3 million for the year ended December 31, 1998. This increase was primarily attributable to expanded equipment lease financing.

 Provision for Income Taxes

   We incurred net operating losses for the years ended December 31, 1999 and 1998, and, accordingly, we did not pay any federal or state income taxes.

Liquidity and Capital Resources

   Since inception, we have financed our business primarily through the sale of common and preferred stock and over $51 million of funding received from collaborators. As of December 31, 2000, we had cash, cash equivalents, and short-term investments of approximately $211.3 million. Our funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate securities. During 2000, we entered into an equipment financing line of credit agreement with a lender to finance up to $12.0 million in equipment purchases through March 31, 2001. As of December 31, 2000, we had $4.6 million available under the credit agreement.

   We relocated to our new executive offices and research and development facility in November 2000. As part of the move, we constructed a pilot manufacturing plant to be used for process development activities. The pilot manufacturing plant includes two 500-litre fermenters and occupies approximately 3,000 square feet of the new facility. Our costs for property and equipment relating to the pilot manufacturing plant were approximately $3.6 million, all of which we anticipate funding through our equipment financing line of credit in the second quarter of 2001. Additionally, we used working capital to fund $1.5 million in enhancements to our SciLect project in 2000.

   Our operating activities provided cash of $27.0 million in the year ended December 31, 2000 compared to $4.1 million of cash used in the year ended December 31, 1999. Our cash provided by operating activities in 2000 resulted primarily from collections on accounts receivable and interest income earned on our cash and short-term investments. Our use of cash for 1999 primarily resulted from our loss from operations and the changes in our working capital accounts.

   Our investing activities used cash of $159.9 million in 2000 compared to $5.4 million in 1999. Our investing activities consist primarily of purchases of investment securities, purchases of property and equipment, and purchase of technology rights.

   Our financing activities provided cash of $192.8 million in 2000 compared to $7.5 million in 1999. Our financing activities for these years consisted primarily of the sale of common stock in our initial public offering in February 2000, the private placement of preferred stock to a strategic collaborator prior to our initial public offering, and proceeds received and payments made under our capital lease lines and notes payable.

   We expect that our current cash and cash equivalents, short-term investments, and funding from existing strategic alliances and grants will be sufficient to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to establish new strategic alliance relationships, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or strategic alliances. If we require additional capital to fund our operations and such financing is not available, we may need to cease operations. Alternatively, we may need to enter into financing arrangements which could dilute some stockholders' ownership interests and adversely affect their rights.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133 is not anticipated to have a significant impact on our operating results or financial condition when adopted, since we currently do not engage in hedging activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our capital lease obligations and notes payable, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at December 31, 2000 by $1.3 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

Item 8. Financial Statements and Supplementary Data

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Diversa Corporation

   We have audited the accompanying balance sheets of Diversa Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversa Corporation at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

San Diego, California
January 26, 2001

                              DIVERSA CORPORATION

                                 BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents........................ $ 62,382,000  $  2,490,000
  Short-term investments...........................  148,874,000     2,594,000
  Accounts receivable..............................      587,000    15,571,000
  Other current assets.............................    5,849,000       659,000
                                                    ------------  ------------
    Total current assets...........................  217,692,000    21,314,000
Property and equipment, net........................   14,903,000     3,096,000
Acquired technology rights, net....................    2,331,000     2,487,000
Other assets.......................................      335,000     4,175,000
                                                    ------------  ------------
    Total assets................................... $235,261,000  $ 31,072,000
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................................. $  2,002,000  $    668,000
  Accrued liabilities..............................    6,108,000     1,653,000
  Deferred revenue.................................    8,101,000     4,491,000
  Current portion of capital lease obligations.....      819,000       600,000
  Current portion of notes payable.................    1,439,000           --
                                                    ------------  ------------
    Total current liabilities......................   18,469,000     7,412,000
                                                    ------------  ------------
Capital lease obligations, less current portion....    2,688,000     2,677,000
Notes payable, less current portion................    5,494,000           --
Deposit from sublessee.............................      300,000       300,000
Long-term deferred revenue.........................   14,236,000    15,094,000

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock--$0.001 par
 value; no shares issued and outstanding at
 December 31, 2000; 60,220,183 shares authorized,
 issued and outstanding at December 31, 1999.......          --     48,402,000
Stockholders' equity (deficit):
  Series E convertible preferred stock--$0.001 par
   value; no shares issued and outstanding at
   December 31, 2000; 5,555,556 shares authorized,
   issued and outstanding at December 31, 1999.....          --          6,000
  Common stock--$0.001 par value; 65,000,000 shares
   authorized, 34,890,806 and 2,945,390 shares
   issued and outstanding at December 31, 2000 and
   1999, respectively..............................       35,000         3,000
  Additional paid-in capital ......................  260,929,000    20,102,000
  Deferred compensation ...........................   (2,137,000)   (5,520,000)
  Notes receivable from stockholders ..............          --        (36,000)
  Accumulated deficit .............................  (65,725,000)  (57,351,000)
  Accumulated other comprehensive income (loss) ...      972,000       (17,000)
                                                    ------------  ------------
    Total stockholders' equity (deficit) ..........  194,074,000   (42,813,000)
                                                    ------------  ------------
    Total liabilities and stockholders' equity
     (deficit) .................................... $235,261,000  $ 31,072,000
                                                    ============  ============

                            See accompanying notes.

                              DIVERSA CORPORATION

                            STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                        ---------------------------------------
                                            2000         1999          1998
                                        ------------  -----------  ------------
Revenue:
  Collaborative ......................  $ 22,883,000  $ 9,166,000  $    625,000
  Grant and product ..................     1,418,000    1,106,000       722,000
                                        ------------  -----------  ------------
    Total revenue ....................    24,301,000   10,272,000     1,347,000
Operating expenses:
  Research and development (net of
   non-cash, stock-based compensation
   charges of $2,137,000, $874,000 and
   $500,000 in 2000, 1999, and 1998,
   respectively) .....................    26,427,000   11,275,000    10,165,000
  Selling, general and administrative
   (net of non-cash, stock-based
   compensation charges of $7,732,000,
   $3,236,000 and $1,165,000 in 2000,
   1999, and 1998, respectively) .....     7,094,000    4,121,000     3,371,000
  Non-cash, stock-based compensation
   ...................................     9,869,000    4,110,000     1,665,000
                                        ------------  -----------  ------------
    Total operating expenses .........    43,390,000   19,506,000    15,201,000
                                        ------------  -----------  ------------
Loss from operations .................   (19,089,000)  (9,234,000)  (13,854,000)
Other income (expense) ...............      (110,000)      79,000        99,000
Interest income ......................    11,735,000      527,000       553,000
Interest expense .....................      (600,000)    (391,000)     (308,000)
                                        ------------  -----------  ------------
Net loss .............................    (8,064,000)  (9,019,000)  (13,510,000)
Dividends payable to preferred
 stockholders ........................      (310,000)     (66,000)          --
                                        ------------  -----------  ------------
Net loss applicable to common
 stockholders ........................  $ (8,374,000) $(9,085,000) $(13,510,000)
                                        ============  ===========  ============
Historical net loss per share, basic
 and diluted .........................  $      (0.27) $     (3.86) $      (7.64)
                                        ============  ===========  ============
Shares used in calculating historical
 net loss per share, basic and diluted
 .....................................    30,836,000    2,353,000     1,768,000
Pro forma net loss per share .........  $      (0.25)
                                        ============
Shares used in calculating pro forma
 net loss per share...................    33,570,000


                            See accompanying notes.

                              DIVERSA CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Series E
                      Convertible                                                        Notes                    Accumulated
                    Preferred Stock        Common Stock     Additional                 Receivable                    Other
                   -------------------  ------------------   Paid-In      Deferred        from     Accumulated   Comprehensive
                     Shares    Amount     Shares   Amount    Capital    Compensation  Stockholders   Deficit     Income (Loss)
                   ----------  -------  ---------- ------- ------------ ------------  ------------ ------------  -------------
Balance at
December 31,
1997.............         --   $   --    1,627,825 $ 2,000 $  2,321,000 $(1,428,000)   $(163,000)  $(34,756,000)   $    --
Comprehensive
income (loss):
 Net loss........         --       --          --      --           --          --           --     (13,510,000)        --
 Unrealized gain
 on available-
 for-sale
 securities......         --       --          --      --           --          --           --             --        2,000
 Comprehensive
 loss............         --       --          --      --           --          --           --             --          --
Stock options
exercised........         --       --      228,518     --        59,000         --           --             --          --
Payments received
on notes
receivable from
stockholders.....         --       --          --      --           --          --        70,000            --          --
Deferred
compensation
related to stock
options..........         --       --          --      --     1,929,000  (1,929,000)         --             --          --
Amortization of
deferred
compensation.....         --       --          --      --           --    1,665,000          --             --          --
                   ----------  -------  ---------- ------- ------------ -----------    ---------   ------------    --------
Balance at
December 31,
1998.............         --       --    1,856,343   2,000    4,309,000  (1,692,000)     (93,000)   (48,266,000)      2,000
Comprehensive
income (loss):
 Net loss........         --       --          --      --           --          --           --      (9,019,000)        --
 Unrealized loss
 on available-
 for-sale
 securities......         --       --          --      --           --          --           --             --      (19,000)
 Comprehensive
 loss............         --       --          --      --           --          --           --             --          --
Issuance of
preferred stock,
net of issuance
costs of
$71,000..........   5,555,556    6,000         --      --     7,248,000         --           --             --          --
Issuance of stock
options to former
employees as part
of severance
agreements ......         --       --          --      --     1,095,000         --           --             --          --
Stock options
exercised........         --       --    1,089,047   1,000      607,000         --           --             --          --
Payments received
on notes
receivable from
stockholders.....         --       --          --      --           --          --        13,000            --          --
Forgiveness of
notes receivable
related to
employee
terminations.....         --       --          --      --           --          --        44,000            --          --
Dividends payable
to preferred
stockholders.....         --       --          --      --           --          --           --         (66,000)        --
Deferred
compensation
related to stock
options..........         --       --          --      --     6,843,000  (6,843,000)         --             --          --
Amortization of
deferred
compensation.....         --       --          --      --           --    3,015,000          --             --          --
                   ----------  -------  ---------- ------- ------------ -----------    ---------   ------------    --------
Balance at
December 31,
1999.............   5,555,556    6,000   2,945,390   3,000   20,102,000  (5,520,000)     (36,000)   (57,351,000)    (17,000)
Comprehensive
income (loss):
 Net loss........         --       --          --      --           --          --           --      (8,064,000)        --
 Unrealized gain
 on available-
 for-sale
 securities......         --       --          --      --           --          --           --             --      989,000
 Comprehensive
 loss............         --       --          --      --           --          --           --             --          --
Issuance of
common stock, net
of issuance costs
of $15,584,000...         --       --    8,337,500   8,000  184,516,000         --        36,000            --          --
Conversion of
convertible
preferred stock
to common stock
upon completion
of initial public
offering.........  (5,555,556)  (6,000) 22,834,042  23,000   48,385,000         --           --             --          --
Issuance of
common stock for
payment of
dividends to
preferred
stockholders.....         --       --       15,641     --       376,000         --           --        (310,000)        --
Stock options and
warrants
exercised........         --       --      747,438   1,000    1,064,000         --           --             --          --
Issuance of
common stock and
warrants for
services.........         --       --       10,795     --       700,000         --           --             --          --
Non-cash
compensation
related to stock
options..........         --       --          --      --     5,786,000         --           --             --          --
Amortization of
deferred
compensation.....         --       --          --      --           --    3,383,000          --             --          --
                   ----------  -------  ---------- ------- ------------ -----------    ---------   ------------    --------
Balance at
December 31,
2000.............         --   $   --   34,890,806 $35,000 $260,929,000 $(2,137,000)   $     --    $(65,725,000)   $972,000
                   ==========  =======  ========== ======= ============ ===========    =========   ============    ========
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   --------------
Balance at
December 31,
1997.............  $(34,024,000)
Comprehensive
income (loss):
 Net loss........   (13,510,000)
 Unrealized gain
 on available-
 for-sale
 securities......         2,000
                   --------------
 Comprehensive
 loss............   (13,508,000)
Stock options
exercised........        59,000
Payments received
on notes
receivable from
stockholders.....        70,000
Deferred
compensation
related to stock
options..........           --
Amortization of
deferred
compensation.....     1,665,000
                   --------------
Balance at
December 31,
1998.............   (45,738,000)
Comprehensive
income (loss):
 Net loss........    (9,019,000)
 Unrealized loss
 on available-
 for-sale
 securities......       (19,000)
                   --------------
 Comprehensive
 loss............    (9,038,000)
Issuance of
preferred stock,
net of issuance
costs of
$71,000..........     7,254,000
Issuance of stock
options to former
employees as part
of severance
agreements ......     1,095,000
Stock options
exercised........       608,000
Payments received
on notes
receivable from
stockholders.....        13,000
Forgiveness of
notes receivable
related to
employee
terminations.....        44,000
Dividends payable
to preferred
stockholders.....       (66,000)
Deferred
compensation
related to stock
options..........           --
Amortization of
deferred
compensation.....     3,015,000
                   --------------
Balance at
December 31,
1999.............   (42,813,000)
Comprehensive
income (loss):
 Net loss........    (8,064,000)
 Unrealized gain
 on available-
 for-sale
 securities......       989,000
                   --------------
 Comprehensive
 loss............    (7,075,000)
Issuance of
common stock, net
of issuance costs
of $15,584,000...   184,560,000
Conversion of
convertible
preferred stock
to common stock
upon completion
of initial public
offering.........    48,402,000
Issuance of
common stock for
payment of
dividends to
preferred
stockholders.....        66,000
Stock options and
warrants
exercised........     1,065,000
Issuance of
common stock and
warrants for
services.........       700,000
Non-cash
compensation
related to stock
options..........     5,786,000
Amortization of
deferred
compensation.....     3,383,000
                   --------------
Balance at
December 31,
2000.............  $194,074,000
                   ==============

                            See accompanying notes.

                              DIVERSA CORPORATION

                            STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,
                                      -----------------------------------------
                                          2000           1999          1998
                                      -------------  ------------  ------------
Operating activities:
  Net loss applicable to common
   stockholders ....................  $  (8,374,000) $ (9,085,000) $(13,510,000)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization ..      2,988,000     1,498,000     1,178,000
    Dividends to Series A, B and D
     preferred stockholders.........        310,000        66,000           --
    Non-cash, stock-based
     compensation ..................      9,869,000     3,015,000     1,665,000
    Issuance of stock options to
     former employees ..............            --      1,095,000           --
    Forgiveness of notes receivable
     ...............................             --        44,000           --
    Change in operating assets and
     liabilities:
      Accounts receivable, net .....     14,984,000      (664,000)      233,000
      Other current assets .........     (5,190,000)     (609,000)     (137,000)
      Other assets .................      3,840,000       (47,000)       78,000
      Accounts payable .............      1,335,000       433,000      (294,000)
      Accrued liabilities ..........      4,520,000       123,000      (335,000)
      Deferred revenue .............      2,751,000        81,000       301,000
                                      -------------  ------------  ------------
        Net cash provided by (used
         in) operating activities ..     27,033,000    (4,050,000)  (10,821,000)
Investing activities:
  Purchases of property and
   equipment .......................    (14,639,000)   (1,421,000)   (1,234,000)
  Purchase of acquired technology
   rights ..........................            --     (2,500,000)          --
  Proceeds from release of
   restricted investment
   securities.......................            --            --        405,000
  Purchases of investments .........   (168,365,000)  (26,943,000)  (21,710,000)
  Sales and maturities of
   investments .....................     23,074,000    25,426,000    20,633,000
                                      -------------  ------------  ------------
        Net cash used in investing
         activities ................   (159,930,000)   (5,438,000)   (1,906,000)
Financing activities:
  Advances under capital lease
   obligations .....................        819,000     1,075,000     1,624,000
  Principal payments on capital
   leases ..........................       (589,000)     (922,000)   (1,146,000)
  Proceeds from repayment of notes
   receivable from stockholders ....         36,000        13,000        70,000
  Proceeds from notes payable ......      7,334,000           --            --
  Principal payments on notes
   payable .........................       (401,000)     (552,000)      (14,000)
  Proceeds from sales of preferred
   and common stock, net of issuance
   costs ...........................    185,590,000     7,891,000        59,000
                                      -------------  ------------  ------------
        Net cash provided by
         financing activities ......    192,789,000     7,505,000       593,000
                                      -------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents ..................     59,892,000    (1,983,000)  (12,134,000)
Cash and cash equivalents at
 beginning of year .................      2,490,000     4,473,000    16,607,000
                                      -------------  ------------  ------------
Cash and cash equivalents at end of
 year ..............................  $  62,382,000  $  2,490,000  $  4,473,000
                                      =============  ============  ============
Supplemental disclosure of cash flow
 information:
        Interest paid ..............  $     564,000  $    451,000  $    368,000
                                      =============  ============  ============

                            See accompanying notes.

                              DIVERSA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

 The Company

   Diversa Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 21, 1992 and received initial funding to commence its operations in May 1994. The Company is developing and applying its proprietary technologies to discover and evolve novel genes and gene pathways from diverse environmental sources. The Company is utilizing its fully integrated approach to develop novel enzymes and other biologically active compounds, such as small molecule drugs. The Company's proprietary evolution technologies facilitate the optimization of genes found in nature to enable product solutions in the pharmaceutical, agricultural, chemical, and industrial markets.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase. The Company generally invests its excess cash in U.S. Treasury and government agency obligations and investment-grade corporate securities.

 Short-term Investments

   The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its short-term investments as "Available-for-Sale" and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders' equity (deficit).

   Short-term investments consist of the following:

                                           Amortized                Unrealized
                                              Cost     Market Value Gain (Loss)
                                          ------------ ------------ -----------
December 31, 2000
Corporate debt securities................ $106,788,000 $107,444,000  $656,000
U.S. Government and agency obligations...   41,114,000   41,430,000   316,000
                                          ------------ ------------  --------
                                          $147,902,000 $148,874,000  $972,000
                                          ============ ============  ========
December 31, 1999
Corporate debt securities................ $  1,505,000 $  1,496,000  $ (9,000)
U.S. Government and agency obligations...    1,106,000    1,098,000    (8,000)
                                          ------------ ------------  --------
                                          $  2,611,000 $  2,594,000  $(17,000)
                                          ============ ============  ========

   At December 31, 2000, these investments had an average maturity of less than one year.

                              DIVERSA CORPORATION

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions.

   During the years ended December 31, 2000, 1999, and 1998, the Company had collaborative research agreements that accounted for 94%, 89%, and 46%, respectively, of total revenue.

 Property and Equipment

   Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

 Acquired Technology Rights

   In accordance with APB 17, Accounting for Intangible Assets, the acquired technology rights are recorded at cost. The acquired rights related to patents (see Note 3) and will be amortized over the remaining life of the patents at acquisition (sixteen years). For purposes of evaluating impairment of the acquired technology rights, the Company compares the carrying values and estimated future cash flows of both the acquired rights and the Company's internally developed technology on a combined basis. Acquired technology rights are presented net of accumulated amortization of $169,000 and $13,000 as of December 31, 2000 and 1999, respectively.

 Impairment of Long-Lived Assets

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2000.

 Fair Value of Financial Instruments

   Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

 Revenue Recognition

   The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Strategic alliance revenues are earned and recognized on a percentage of completion basis as research costs are incurred in accordance with the provisions of each strategic alliance agreement. Fees received to initiate research projects are deferred and amortized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written

                              DIVERSA CORPORATION
acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. The Company recognizes revenue only on payments that are non-refundable and defers recognition until performance obligations have been completed.

 Research and Development

   Expenditures related to research and development are expensed in the period incurred.

 Income Taxes

   Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities, as well as the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset or liability. Valuation allowances are established when realizability of deferred tax assets is uncertain. The effect of tax rate changes is reflected in tax expense (benefit) during the period in which such changes are enacted.

 Stock-Based Compensation

   As permitted by SFAS No. 123, the Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant. In 1999 and 1998, the Company recognized deferred stock compensation related to certain stock option grants (see Note 8).

   Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest (see
Note 8).

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 ("FIN 44"). FIN 44, which has been adopted prospectively as of July 1, 2000, clarifies the application of APB 25 with respect to stock related compensation. Management believes the Company's accounting for its stock options is in compliance with the guidelines provided in FIN 44, and, therefore, the adoption of FIN 44 did not affect the Company's results of operations.

 Comprehensive Income (Loss)

   As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. The Company has disclosed its comprehensive income (loss) as a component of its statement of stockholders' equity (deficit).

                              DIVERSA CORPORATION

 Net Loss Per Share

   In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma net loss per common share, as presented in the statements of operations, has been computed for the year ended December 31, 2000 as described above, and also gives effect to the assumed conversion of preferred stock (using the "as if converted" method), which automatically converted to common stock upon completion of the Company's initial public offering in February 2000, at the original date of issuance.

   The following table presents the calculation of basic, diluted, and pro forma basic and diluted net loss per share:

                                               Years Ended December 31,
                                         --------------------------------------
                                            2000         1999          1998
                                         -----------  -----------  ------------
Net loss applicable to common
 stockholders..........................  $(8,374,000) $(9,085,000) $(13,510,000)
Historical net loss per share, basic
 and diluted...........................  $     (0.27) $     (3.86) $      (7.64)
                                         ===========  ===========  ============
Weighted-average shares used in
 computing historical net loss per
 share, basic and diluted..............   30,836,000    2,353,000     1,768,000
Pro forma:
  Net loss.............................  $(8,374,000)
Pro forma net loss per share, basic and
 diluted...............................  $     (0.25)
                                         -----------
Shares used above......................   30,836,000
  Pro forma adjustment to reflect
   weighted-average effect of assumed
   conversion of convertible preferred
   stock...............................    2,734,000
                                         -----------
  Shares used in computing pro forma
   net loss per share, basic and
   diluted.............................   33,570,000

   The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 4,151,000, 25,959,000, and 24,231,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

 Segment Reporting

   The Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the financial statements.

 Effect of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

                              DIVERSA CORPORATION

 Reclassifications

   Certain reclassifications of prior year balances have been made to conform to the current format.

2. Balance Sheet Details

   Accounts receivable consist of the following:

                                                                December 31,
                                                            --------------------
                                                              2000      1999
                                                            -------- -----------
     Trade................................................. $ 48,000 $    22,000
     Grants................................................  239,000     204,000
     Collaborators.........................................  300,000  15,345,000
                                                            -------- -----------
                                                            $587,000 $15,571,000
                                                            ======== ===========

   Property and equipment consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
     Laboratory equipment............................. $14,039,000  $ 5,720,000
     Computer equipment...............................   6,514,000    2,112,000
     Furniture and fixtures...........................   1,473,000      322,000
     Leasehold improvements...........................     803,000      132,000
                                                       -----------  -----------
                                                        22,829,000    8,286,000
     Accumulated depreciation and amortization........  (7,926,000)  (5,190,000)
                                                       -----------  -----------
                                                       $14,903,000  $ 3,096,000
                                                       ===========  ===========

   At December 31, 2000, other current assets included a receivable of $4.9 million from Syngenta (see Note 3). This receivable is due in June 2001 and is carried at its present value using a discount rate of 15%. At December 31, 1999, the receivable was recorded at its present value of $4.0 million and was included in other non-current assets.

   Accrued liabilities consist of the following:

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
     Compensation......................................... $2,556,000 $  929,000
     Outside services.....................................  1,142,000     77,000
     Professional fees....................................    396,000    287,000
     Property taxes.......................................    105,000     85,000
     Capital purchases....................................    612,000        --
     Other................................................  1,297,000    275,000
                                                           ---------- ----------
                                                           $6,108,000 $1,653,000
                                                           ========== ==========

                              DIVERSA CORPORATION

3. Significant Strategic Alliances

 Syngenta

   In January 1999, the Company entered into a strategic alliance with Syngenta (formerly Novartis) Agribusiness Biotechnology Research Inc. ("Syngenta"). Under the agreement, the Company received research funding from Syngenta to conduct multiple independent research projects with the intention of identifying and developing biomolecules that meet the scientific specifications of Syngenta. In conjunction with the transaction, Syngenta purchased 5,555,556 shares of Series E convertible preferred stock, paid a technology access fee, and provided project research funding to the Company, for aggregate total proceeds of $12.5 million. The Company recognized the research payments on a percentage of completion basis as research was performed. The technology access fee was recognized in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, the Company expanded its collaboration agreement with Syngenta to further develop and optimize novel synthesis routes to crop protection chemicals. Under the terms of the agreement, the Company will receive research payments, milestones, and product royalties.

   In December 1999, the Company formed a five-year, renewable strategic alliance with Syngenta (formerly Novartis) Seeds AG ("Syngenta Seeds"). Through a contract joint venture, named Zymetrics, the Company and Syngenta Seeds are jointly pursuing opportunities in the field of animal feed and agricultural product processing. Both parties share in the management of the venture and fund a portion of the sales and marketing costs of this venture. Under the agreement, Syngenta Seeds receives exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and an additional $5.0 million is due in June 2001. The Company initially recorded the amount due in June 2001 at its present value on the date of the agreement of $4.0 million. The technology access fee is being recognized as revenue on a straight-line basis over the term of the agreement. Research funding is recognized as the research is performed, and milestone payments are recognized as revenue when earned. The Company will receive a share of the profits in the form of royalties on any product sales. The Company does not own a majority interest in the joint venture and, therefore, accounts for the results of the joint venture utilizing the equity method.

   Revenue recognized under the Syngenta and Syngenta Seeds agreements was $12.3 million and $6.0 million for the years ended December 31, 2000 and 1999, respectively.

 The Dow Chemical Company

   In July 1999, the Company expanded its existing strategic alliance with The Dow Chemical Company ("Dow") to identify and develop enzymes that could be utilized by Dow to manufacture chemical compounds. The Company will receive royalties on product sales. The Company is amortizing the technology development fees over the period of the agreement. In December 2000, the Company entered into an agreement with Dow to license several enzymes for early stage testing of further application for production of certain chemicals. Under the terms of the agreement, the Company received license fees and is entitled to receive specified royalties upon commercialization of certain products using the licensed enzymes.

   In June 2000, the Company formed a 50/50 joint venture with Dow, named Innovase LLC, to develop and commercialize innovative products for the industrial enzyme market segment. Under the various joint venture related agreements, the Company receives exclusivity fees, technology development fees, and research and development payments over a five-year period. The Company does not own a majority interest in the joint venture and, therefore, accounts for the results of the joint venture utilizing the equity method.

   In November 2000, the Company and Dow, through its Contract Manufacturing Services business unit, signed an agreement to jointly market their respective abilities to pharmaceutical companies to develop and

                              DIVERSA CORPORATION
produce chiral compounds for active pharmaceutical ingredients, pharmaceutical intermediates, and other fine chemicals. Under the terms of the agreement, the Company will receive technology access fees, research and development payments, milestone payments, and royalty payments from sales of end products by Dow.

   Revenue recognized under the Dow agreements was $9.0 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively.

 GlaxoSmithKline plc

   In December 2000, the Company entered into a drug discovery research collaboration with Glaxo Research and Development Limited ("Glaxo"), a wholly owned subsidiary of GlaxoSmithKline plc, to identify pharmaceuticals derived from the Company's recombinant multi-gene PathwayLibrary(TM) collections. Under this non-exclusive research agreement, the Company and Glaxo will jointly perform research to identify novel small molecules from the Company's PathwayLibrary collections, and to screen these molecules for specific pharmaceutical activity. Glaxo will receive exclusive worldwide rights to designated biomolecules selected for commercialization.

 Celera Genomics

   In December 2000, the Company entered into a collaborative DNA sequencing agreement with The Celera Genomics Group ("Celera"), an Applera Corporation business, to sequence the genomes and discover the genes of selected, uncultured microorganisms contained in the Company's environmental libraries. The terms of the agreement include a cross-royalty arrangement for products developed under the collaboration.

 Celanese Ltd.

   In August 2000, the Company signed an agreement with Celanese Ltd. ("Celanese") for an evaluation project to discover and develop microorganisms capable of producing chemical products at rates substantially higher than traditional microbial strains. Under the terms of the agreement, the Company will receive research and development payments and royalties on the sale of products utilizing improved strains.

 Finnfeeds International Ltd

   In May 1996, the Company entered into a strategic alliance with Finnfeeds International Ltd ("Finnfeeds") to jointly discover new enzymes for the animal feed market. In conjunction with the agreement, the Company issued 844,444 shares of its Series C redeemable convertible preferred stock to Finnfeeds for $1.9 million. The Company received and recognized as revenue $0.8 million in research funding over the period from May 1996 through December 1998. The only obligation of the Company under this agreement was to perform research activities.

   In December 1998, the Company and Finnfeeds entered into a license agreement to commercialize an enzyme developed under the strategic alliance. Under the terms of the agreement, the Company granted Finnfeeds an exclusive license to manufacture, use and sell the developed enzyme. In consideration for the license, the Company will be paid a royalty on related product sales made by Finnfeeds.

 Terragen Discovery Inc.

   In November 1999, the Company signed a license agreement with Terragen Discovery Inc. ("Terragen") under which Terragen and the Company agreed to cross license certain technologies. The Company entered into the agreement to obtain exclusive, non-transferable access to a Terragen technology which could be valuable to

                              DIVERSA CORPORATION
competitors. Terragen obtained an exclusive, non-transferable license to certain Diversa technology relating to screening from the environment for small molecules. Under the terms of the agreement, the Company made an initial payment of $2.5 million in 1999 and agreed to make annual payments of $100,000 to Terragen to maintain the patent rights over the remaining patent life. The Terragen license was acquired to enhance the Company's intellectual property position in combinational libraries. The Company believes the benefits associated with preventing competitors from licensing the Terragen technology exceed the financial costs of the agreement. These benefits include certain marketing advantages as well as increased protection from potential litigation, although there had never been any asserted or unasserted claims against the Company related to this technology. The Company has capitalized the initial payment as an intangible asset, which is being amortized over the sixteen year patent life.

 Other Agreements

   The Company has signed various agreements with research institutions, as well as governmental and commercial entities. Generally, these agreements call for the Company to pay research support, cost reimbursement, and, in some cases, subsequent royalty payments in the event a product is commercialized. The financial impact of these agreements on the Company is not significant.

4. Notes Payable

   In June 2000, the Company entered into an equipment financing line of credit agreement with a lender to finance up to $12.0 million in equipment purchases through March 31, 2001. Under the terms of the agreement, equipment purchases are structured as notes and are to be repaid over 48 months at interest rates ranging from 8.99% to 9.35%. The notes are secured by the related equipment. As of December 31, 2000, the Company had $4.6 million available under the line of credit agreement.

   At December 31, 2000, the Company's future minimum principal payments under the equipment financing arrangements are as follows:

     Year ending December 31:
       2001 ....................................................... $ 1,439,000
       2002 .......................................................   1,571,000
       2003 .......................................................   1,720,000
       2004 .......................................................   2,203,000
         Thereafter................................................         --
                                                                    -----------
                                                                      6,933,000
         Less current portion......................................  (1,439,000)
                                                                    -----------
                                                                    $ 5,494,000
                                                                    ===========

5. Related Party Transactions

   In February 2000, the Company initiated a loan program for six employees to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees' exercise of incentive and non-qualified stock options during 1999. This failure to timely file the Form 83(b) elections exposed the employees to significant personal tax liabilities. To limit the tax exposure, the Company elected to accelerate the vesting of the approximately 207,000 unvested options, and agreed to loan the employees a total of $1.6 million in full recourse promissory notes. The acceleration of the unvested options resulted in a non-cash compensation charge to the Company of approximately $4.1 million. Additionally, the

                              DIVERSA CORPORATION

Company agreed to directly compensate two individuals a total of approximately $240,000 in cash. As of December 31, 2000, the Company had loaned a total of $28,000 to these employees.

   Included in the statements of operations are consulting fees and reimbursed expenses to various stockholders, amounting to approximately $737,000 and $413,000 for the years ended December 31, 2000 and 1999, respectively.

6. Commitments and Contingencies

 Leases

   The Company leases office and laboratory space as well as equipment under noncancelable leases as follows:

                                                        Capital     Operating
                                                         Leases      Leases
                                                       ----------  -----------
     Year ending December 31:
       2001 .......................................... $1,168,000  $ 2,563,000
       2002 ..........................................  1,281,000    2,563,000
       2003 ..........................................  1,086,000    2,720,000
       2004 ..........................................    566,000    2,399,000
       2005 ..........................................    270,000    2,566,000
         Thereafter...................................        --    30,551,000
                                                       ----------  -----------
         Total minimum lease payments.................  4,371,000  $43,362,000
                                                                   ===========
     Amount representing interest.....................    864,000
                                                       ----------
     Present value of minimum capital lease
      obligations.....................................  3,507,000
     Less current portion.............................   (819,000)
                                                       ----------
     Long-term capital lease obligations.............. $2,688,000
                                                       ==========

   In November 2000, the Company relocated its San Diego operations to a 75,000 square foot facility that was built to the Company's specifications. The operating lease commitments include rental payments due under the new San Diego facility lease, which expires in November 2015. For the years ended December 31, 2000, 1999, and 1998, rent and administrative service expense under operating leases was approximately $1,428,000, $533,000, and $516,000, respectively.

   During 2000, the Company entered into a lease agreement for an additional research and development facility to be built to the Company's specifications. The facility is expected to be completed in the second quarter of 2002. The operating lease will become effective upon completion of the facility and continue for a period of fifteen years.

   Equipment acquired under capital leases is included in property and equipment and amounted to $7,207,000 and $6,389,000 (net of accumulated amortization of $4,871,000 and $4,409,000) as of December 31, 2000 and December 31, 1999, respectively. The Company's capital lease obligations mature at various dates through April 2005, with interest rates ranging from 9.5% to 15.7%.

 Litigation

   The Company is, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                              DIVERSA CORPORATION

7. Preferred Stock and Stockholders' Equity

 Reverse Stock Split

   In February 2000, the Company effected a 1-for-2.8806 reverse stock split of the Company's common stock. All share data have been retroactively restated to reflect the reverse stock split. In conjunction with the reverse stock split, the certificate of incorporation was amended to authorize 65,000,000 shares of common stock and 5,000,000 shares of preferred stock.

 Initial Public Offering

   On February 17, 2000, the Company completed its initial public offering of 8,337,500 shares of common stock at $24.00 per share, which includes 1,087,500 shares of common stock issued pursuant to the underwriters' over-allotment option. The combined gross proceeds raised by the Company from the offering and over-allotment option were $200.1 million.

 Redeemable and Convertible Preferred Stock

   In January 1999, in conjunction with a strategic alliance signed with Syngenta (see Note 3), the Company sold 5,555,556 shares of Series E convertible preferred stock. The terms of the stock purchase agreement designate a portion of the proceeds as a technology access fee, a portion of the proceeds as advance payments for research support under the collaboration agreement, and $7,333,000 for the Series E convertible preferred stock ($1.32 per share).

   A summary of redeemable and convertible preferred stock issued and outstanding as of December 31, 1999 is as follows:

                                                                     Liquidation
                                                            Shares   Preference
                                                          ---------- -----------
     Series A............................................ 10,000,000 $10,000,000
     Series B............................................ 24,566,184  16,873,681
     Series C............................................    844,444         --
     Series D............................................ 24,809,555  21,088,122
     Series E............................................  5,555,556   4,722,223
                                                          ---------- -----------
                                                          65,775,739 $52,684,026
                                                          ========== ===========

   From December 21, 1999 through the date of the Company's initial public offering, the Series A, B, and D preferred stockholders were entitled to a 5% dividend per annum. As of December 31, 1999, the Company had accrued $66,000 in dividends payable. In February 2000, the Company issued 15,641 shares of common stock for payment of $376,000 of dividends payable to preferred stockholders.

   Concurrent with the Company's initial public offering, all of the Company's redeemable and convertible shares of preferred stock were converted into 22,834,042 shares of common stock.

 Shareholder Rights Plan

   On December 13, 2000, the Board of Directors of the Company approved the adoption of a shareholder rights plan (the "Rights Plan"). Under the Rights Plan, the Board of Directors declared a dividend of one right to purchase one one-hundredth of a share of Series A junior participating preferred stock (a "Right") for each share of Company common stock outstanding as of December 22, 2000. The exercise price of each Right is $125.00.

                              DIVERSA CORPORATION

   Initially, the Rights trade with the Company's common stock and are not separately transferable. However, subject to certain exceptions, the Rights will become exercisable (i) at such time that a person (or group of affiliated persons) acquires beneficial ownership of 15% or more of the outstanding Company common stock (an "Acquiring Person") or (ii) on the tenth business day after a person or entity commences, or expresses an intention to commence, a tender or exchange offer that would result in such person acquiring 15% or more of the outstanding Company common stock.

   In the event a person becomes an Acquiring Person, each Right held by all persons other than the Acquiring Person will become the right to acquire one share of Company common stock at a price equal to 50% of the then-current market value of the Company common stock. Furthermore, in the event an Acquiring Person effects a merger of the Company, each Right will entitle the holder thereof to purchase one share of common stock of the Acquiring Person or the Acquiring Person's ultimate parent at a price equal to 50% of the then-current market value of the Acquiring Person's or the Acquiring Person's ultimate parent's common stock.

   The Board of Directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.01 per Right. In addition, the Board of Directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. The Rights will expire on December 12, 2010 if not redeemed prior to such date.

8. Stock Option Plans and Warrants

 1999 Employee Stock Purchase Plan

   In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 2000, a total of 416,579 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with 2001.

 1999 Non-Employee Directors' Stock Option Plan

   In December 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan (the "Non-Employee Director Plan") and reserved a total of 277,719 shares of common stock for issuance thereunder. Each non-employee director who becomes a director of the Company will be automatically granted a non-qualified stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director. On the day following each annual meeting of our stockholders commencing with the 2001 annual meeting of stockholders each non-employee director will automatically be granted a non-qualified option to purchase 5,000 shares of common stock. The exercise price of options under the Non-Employee Director Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Non-Employee Director Plan is ten years. Each grant under the Non-Employee Director Plan will vest in equal monthly installments over three years from the date of grant.

 1997 Equity Incentive Plan

   In August 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan"), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the human resources and non-officer option committees of the Board of Directors. Unless terminated sooner by the Board of Directors, the 1997 Plan will terminate in August 2007.

                              DIVERSA CORPORATION

   The incentive and non-statutory stock options are granted with an exercise price of not less than 100% and 85%, respectively, of the estimated fair value of the underlying common stock as determined by the Board of Directors. The 1997 Plan allows the purchase of restricted stock at a price that is not less than 85% of the estimated fair value of the Company's common stock as determined by the Board of Directors.

   Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2000, the aggregate number of shares which may be awarded under the 1997 Plan is 5,982,633, and an equal number of shares of common stock were reserved for the exercise of these options.

 Restated 1994 Employee Incentive and Non-Qualified Stock Option Plan

   The Restated 1994 Employee Incentive and Non-Qualified Stock Option Plan (the "1994 Plan") provided for the granting of incentive or non-qualified stock options to employees and consultants as administered by the human resources committee of the Board of Directors. The incentive stock options were granted with an exercise price of not less than the estimated fair value of the underlying common stock as determined by the Board of Directors. The non-qualified stock options were granted with an exercise price of not less than $0.03.

   Options granted under the 1994 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. Options to purchase 951,902 shares have been granted under the 1994 Plan, and 16,470 options remain outstanding related to the 1994 Plan. In August 1997, the 1994 Plan was terminated, and there are no options available for future grant.

   Information with respect to the stock option plans is as follows:

                                                                Weighted-Average
                                                      Shares     Exercise Price
                                                    ----------  ----------------
     Balance at January 1, 1998 ...................  2,350,000       $ 0.43
       Granted ....................................  1,185,000       $ 0.58
       Exercised ..................................   (228,000)      $ 0.26
       Cancelled ..................................   (346,000)      $ 0.43
                                                    ----------
     Balance at December 31, 1998 .................  2,961,000       $ 0.49
       Granted ....................................  1,515,000       $ 3.14
       Exercised .................................. (1,089,000)      $ 0.55
       Cancelled ..................................   (262,000)      $ 0.49
                                                    ----------
     Balance at December 31, 1999 .................  3,125,000       $ 1.73
       Granted ....................................  1,435,000       $23.84
       Exercised ..................................   (537,000)      $ 1.11
       Cancelled ..................................    (68,000)      $ 2.07
                                                    ----------
     Balance at December 31, 2000 .................  3,955,000       $ 9.83
                                                    ==========

   At December 31, 2000, options to purchase 3,274,000 shares were exercisable, and approximately 1,278,597 shares remain available for grant.

                              DIVERSA CORPORATION

   Following is a further breakdown of the options outstanding as of December 31, 2000:

                                                                           Weighted-
                                          Weighted-                         Average
                                           Average  Weighted-              Exercise
                                          Remaining  Average               Price of
                                Options    Life in  Exercise    Options     Options
   Range of Exercise Prices   Outstanding   Years     Price   Exercisable Exercisable
   ------------------------   ----------- --------- --------- ----------- -----------
    $ 0.42 - $ 0.58........    1,319,000     7.3     $ 0.56    1,319,000    $ 0.56
    $ 1.73 - $ 2.02........      908,000     8.7     $ 1.92      908,000    $ 1.92
    $ 5.76 - $20.81........      919,000     9.6     $15.76      299,000    $ 8.00
    $22.88 - $88.63........      809,000     9.4     $27.19      748,000    $27.44
                               ---------                       ---------
    $ 0.42 - $88.63........    3,955,000     8.6     $ 9.83    3,274,000    $11.89
                               =========                       =========

   The weighted-average fair value of options granted during 2000, 1999, and 1998 was $13.63, $0.38, and $0.10, respectively. As of December 31, 2000,
1,303,000 options were vested.

   A founder of the Company has an option to purchase 13,937 shares of common stock with an exercise price of $0.03 per share that was issued in 1994 as consideration for waiving certain rights in conjunction with a previous financing. This option was issued outside of the 1994 and 1997 plans. The option expires in August 2001.

   Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the "Minimum Value" method for option pricing with the following assumptions for 1999 and 1998: risk-free interest rate of 6.50%; dividend yield of 0%; and a weighted-average expected life of the options of five years. For 2000, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 5.24% to 6.76%; dividend yield of 0%; volatility factor of 60%; and a weighted-average expected life of the options of five years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information is as follows:

                                           Years Ended December 31,
                                     ---------------------------------------
                                         2000         1999          1998
                                     ------------  -----------  ------------
     Pro forma net loss applicable
      to common stockholders........ $(11,364,000) $(9,251,000) $(13,572,000)
     Pro forma basic net loss per
      share......................... $      (0.37) $     (3.93) $      (7.68)

   The pro forma effect on net loss for 2000, 1999, and 1998 is not likely to be representative of the pro forma effects on reported net income or loss in future years, because these amounts reflect less than four years of vesting.

   During the years ended December 31, 2000, 1999, and 1998, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling approximately $8.8 million, representing the difference between the exercise price and the fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2000, 1999, and 1998, the

                              DIVERSA CORPORATION

Company recorded amortization of deferred stock compensation expense of approximately $3.4 million, $3.0 million, and $1.7 million, respectively.

 Options Granted to Non-Employees

   The Company has granted non-qualified stock options to certain non-employees in connection with consulting agreements. During the years ended December 31, 2000 and 1999, the Company recorded non-cash, stock-based compensation charges of approximately $2.4 million and $1.1 million, respectively, relating to these grants. Unvested options are re-valued as they vest in accordance with SFAS No. 123 and EITF 96-18 using the Black-Scholes model. The options granted and re-valued in 2000 were valued using the following assumptions: risk-free interest rate of 6.50%; dividend yield of 0%; volatility factor of 60%; and a weighted-average expected life of the options of two years.

 Warrants

   In August 2000, the Company issued 10,795 shares of common stock and warrants to purchase 21,552 shares of common stock at a weighted-average exercise price of $32.45 per share for payment of consulting services with an estimated fair value of $700,000. As of December 31, 2000, warrants to purchase 182,000 shares of common stock at prices ranging from $0.03 to $38.39 were outstanding. All warrants are exercisable and expire at various dates through April 2006.

   At December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

     Employee Stock Purchase Plan.....................................   393,000
     Stock Option Plans............................................... 5,234,000
     Option issued to a founder of the Company........................    14,000
     Warrants.........................................................   182,000
                                                                       ---------
                                                                       5,823,000
                                                                       =========

 Employee Terminations

   During 1999, the Company agreed to separation terms with two former officers. In conjunction with these agreements, the Company agreed to accelerate one year's unvested options for one officer and extend the vesting period for one year of another officer. The Company considered each modification to require a remeasurement of the options and, accordingly, recorded an expense of $1.1 million related to the option modifications. The expense was recorded at the time of the separation, as the former officers would not be performing any services on behalf of the Company after the separation date.

9. Benefit Plan

   The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. During the years ended December 31, 2000, 1999, and 1998, the Company made contributions of approximately $80,000, $54,000, and $45,000, respectively.

                              DIVERSA CORPORATION

10. Income Taxes

   Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $22,223,000 and $22,605,000 has been recognized to offset the deferred tax assets at December 31, 2000 and 1999, respectively, as realization of such assets is uncertain.

                                                           December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards............. $ 13,873,000  $ 17,724,000
       Deferred revenue.............................    3,599,000     1,155,000
       Licenses.....................................    1,266,000     1,266,000
       Start-up costs...............................          --        278,000
       Allowance and accrued liabilities............    1,386,000       349,000
       Federal and state tax credits................    1,954,000     1,669,000
       Depreciation.................................      145,000       164,000
                                                     ------------  ------------
       Total deferred tax assets....................   22,223,000    22,605,000
       Valuation allowance..........................  (22,223,000)  (22,605,000)
                                                     ------------  ------------
         Net deferred tax assets.................... $        --   $        --
                                                     ============  ============

   At December 31, 2000, the Company has federal and California net operating loss carryforwards of approximately $36,037,000 and $21,570,000, respectively. The federal net operating loss carryforwards will begin to expire in 2009. The California net operating loss carryforwards will continue to expire in 2001 unless utilized. The Company also has federal and California tax credits of approximately $1,453,000 and $717,000, respectively, which begin to expire in 2009.

   Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carry-forwards may be limited due to cumulative changes in ownership of more than 50%. However, the Company does not believe such limitation will have a material effect upon the utilization of these carryforwards.

11. Subsequent Events

   In January 2001, the Company signed a drug discovery, development, and licensing agreement with IntraBiotics Pharmaceuticals, Inc. Under the terms of the agreement, the companies will work together to identify and develop novel small molecule drugs derived from the Company's recombinant natural product libraries that demonstrate antibacterial or antifungal properties. The Company will receive technology access fees, research support, and success-based milestone payments for each drug developed as well as royalties on any products commercialized under the agreement.

   Also in January 2001, the Company obtained an irrevocable standby letter of credit for $2.2 million from a bank, which was required as security under the provisions of the Company's San Diego facility lease agreement. The letter expires in January 2002 and is automatically renewable upon written notice. As a condition, the bank required the Company to invest $2.2 million in the form of a 90-day time deposit that will continue to roll over for the term of the letter.

                      SELECTED QUARTERLY DATA (UNAUDITED)

   The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2000. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

                                                               June
2000 Quarter Ended                          Dec. 31  Sep. 30    30    Mar. 31
------------------                          -------  -------  ------  -------
                                              (in thousands, except per
                                                     share data)
Total revenue.............................. $ 8,943  $ 5,578  $5,374  $ 4,406
Operating expenses.........................  12,662   10,248   9,047   11,432
Net loss applicable to common
 stockholders..............................    (353)  (1,386)   (637)  (5,997)
Basic and diluted net loss per common
 share.....................................   (0.01)   (0.04)  (0.02)   (0.32)
Pro forma basic and diluted net loss per
 common share(1)...........................     --       --      --     (0.19)

                                                               June
1999 Quarter Ended                          Dec. 31  Sep. 30    30    Mar. 31
------------------                          -------  -------  ------  -------
                                              (in thousands, except per
                                                     share data)
Total revenue.............................. $ 3,813  $ 3,985  $1,915  $   559
Operating expenses.........................   5,858    4,121   5,792    3,736
Net loss applicable to common
 stockholders..............................  (2,011)     (84) (3,805)  (3,120)
Basic and diluted net loss per common
 share.....................................   (0.77)   (0.04)  (1.78)   (1.68)
Pro forma basic and diluted net loss per
 common share(1)...........................   (0.08)    0.00   (0.15)   (0.13)

--------
(1) Pro forma basic and diluted net loss per common share has been computed assuming the conversion of preferred stock (using the "as if converted" method), which automatically converted to common stock upon completion of the Company's initial public offering in February 2000, at the original date of issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   In August 1999, we dismissed PricewaterhouseCoopers LLP as our independent accountants. The former independent accountants' report did not contain an adverse opinion, a disclaimer of opinion, or any qualifications or modifications related to uncertainty, limitation of audit scope, or application of accounting principles. The former independent accountants' report does not cover any of our financial statements in this report. There were no disagreements with the former public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our financial statements up through the time of dismissal that, if not resolved to the former accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. In August 1999, we retained Ernst & Young LLP as our independent public accountants. The decision to retain Ernst & Young LLP was approved by resolution of the audit committee of the Board of Directors. Prior to retaining Ernst & Young LLP, we had not consulted with Ernst & Young LLP regarding accounting principles.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions of "Election of Directors" and "Executive Officers" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2001 annual meeting of stockholders.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the proxy statement for our 2001 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement for our 2001 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to the information under the caption contained in "Certain Transactions" contained in the proxy statement for our 2001 annual meeting of stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  38
   Balance Sheets..........................................................  39
   Statements of Operations................................................  40
   Statement of Stockholders' Equity (Deficit).............................  41
   Statements of Cash Flows................................................  42
   Notes to Financial Statements...........................................  43

   (a)(2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in Item 8 ("Financial Statements and Supplementary Data").

   (a)(3) Index to Exhibits--See (c) below.

   (b) Reports on Form 8-K

   Report on Form 8-K dated December 12, 2000, reporting our adoption of a shareholder rights plan under which all stockholders of record as of December 22, 2000 received rights to purchase shares of a new series of preferred stock.

   (c) Exhibits

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1    Amended and Restated Certificate of Incorporation.(1)

  3.2    Amended and Restated Bylaws.(1)

  4.1    Form of Common Stock Certificate of the Company.(2)

  4.2    Rights Agreement by and between the Company and American Stock
         Transfer and Trust Company, as Rights Agent, dated as of December 13,
         2000 (including the Form of Certificate of Designation of Series A
         Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

 10.1 Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(4)

 10.2* 1994 Employee Incentive and Non-Qualified Stock Option Plan, as amended.(4)

 10.3*   Form of Stock Option Agreement under the 1994 Employee Incentive and
         Non-Qualified Stock Option Plan.(4)

 10.4*   1997 Equity Incentive Plan.(4)

 10.5*   Form of Stock Option Grant Notice and Stock Option Agreement under the
         1997 Equity Incentive Plan. (4)

 10.6*   1999 Non-Employee Directors' Stock Option Plan.(4)

 10.7* Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors' Stock Option Plan.(4)

 10.8*   1999 Employee Stock Purchase Plan.(4)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.9+   Amended and Restated Stockholders' Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(4)

 10.10 Form of Warrant Agreement to purchase Series A Preferred Stock (with schedule of holders attached).(4)

 10.11 Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

 10.12 Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

 10.13   Multi-Tenant Office R&D Building Lease by and between the Company and
         Sycamore/San Diego Investors, dated September 24, 1996.(4)

 10.14   Master Lease Agreement by and between the Transamerica Business Credit
         Corporation and the Company, dated April 4, 1997.(4)

 10.15+  License Agreement by and between the Company and The Dow Chemical
         Company, dated July 20, 1997 and July 22, 1997.(4)

 10.16+  Collaborative Research Agreement by and between the Company and The
         Dow Chemical Company, dated July 20, 1999 and July 22, 1999.(4)

 10.17+  License Agreement by and between the Company and Finnfeeds
         International Ltd, dated December 1, 1998.(4)

 10.18+  Collaboration Agreement by and between the Company and Novartis
         Agribusiness Biotechnology Research, Inc., dated January 25, 1999, as amended.(4)

 10.19+  Stock Purchase Agreement by and between the Company and Novartis
         Agribusiness Biotechnology Research, Inc., dated January 25, 1999.(4)

 10.20+  Collaboration Agreement by and between the Company and Rhone-Poulenc
         Animal Nutrition S.A., dated June 28, 1999.(4)

 10.21+  License Agreement by and between the Company and Invitrogen
         Corporation, dated March 29, 1999.(4)

 10.22+ License Agreement by and between the Company and Mycogen Corporation, dated December 1997, as amended on March 6, 1998 and December 19,
         1997.(4)

 10.23+  Patent Cross-License Agreement by and between the Company and Terragen
         Discovery Inc., dated November 18, 1999.(4)

 10.24+  Joint Venture Agreement by and between the Company and Novartis Seeds
         AG, dated December 1, 1999.(4)

 10.25+ Research Lease by and between the Company and One Cell Systems, Inc., dated February 16, 1999.(4)

 10.26+ Research and Development Agreement by and between the Company and Novartis Enzymes, Inc., dated December 1, 1999.(4)

 10.27   Employment Offer Letter to Patrick Simms, dated February 3, 1997.(4)

 10.28   Employment Offer Letter to Jay M. Short, Ph.D., dated August 30,
         1994.(4)

 10.29   Employment Offer Letter to Karin Eastham, dated April 2, 1999.(4)

 10.30   Employment Offer Letter to William H. Baum, dated July 31, 1997.(4)

 10.31   Separation Agreement by and between the Company and Terrance J.
         Bruggeman, effective as of April 12, 1999.(4)

 10.32   Separation Agreement by and between the Company and Kathleen H. Van
         Sleen, effective as of May 10, 1999.(4)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.33   Letter Agreement by and between the Company and Jay M. Short, Ph.D., dated June 25, 1998.(4)

 10.34 Lease Agreement, dated February 11, 2000, by and between the Company and KR-Gateway Partners, LLC.(1)

 10.35 Lease Agreement, dated February 11, 2000, by and between the Company and KR-Gateway Partners, LLC.(1)

 10.36+  Limited Liability Company Agreement of New Venture LLC, dated June 29,
         2000.(5)

 10.37+ Industrial Enzymes Research Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

 10.38+ Industrial Enzyme License Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

 10.39+  Addendum to the "Collaboration Agreement" between Novartis
         Agribusiness Biotechnology Research, Inc. and the Company, dated
         September 1, 2000.(6)

 10.40++ Master Collaboration Agreement by and between the Company and The Dow
         Chemical Company, effective as of September 30, 2000.

 10.41++ Project Agreement by and between The Dow Chemical Company and the
         Company, effective as of September 30, 2000.

 10.42++ Collaborative DNA Sequencing Agreement by and between the Company and
         PE Corporation (NY),
         through its Business Unit Celera Genomics, effective as of December 1,
         2000.

 10.43++ Collaboration Agreement by and among the Company, Glaxo Research and
         Development Limited, and Glaxo Group Limited, made as of December 8,
         2000.

 16.1    Letter from PricewaterhouseCoopers LLP to the Securities and Exchange
         Commission, dated January 28, 2000.(7)

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1    Power of Attorney. Reference is made to page 64.

--------
 * Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 16, 1999, as amended, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-92853) originally filed on February 8, 2000, as amended, and incorporated herein by reference.
--------
 + Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

++ Confidential treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

   (d) Financial Statement Schedules

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIVERSA CORPORATION

                                                  /s/ Karin Eastham
                                          By: _________________________________
                                                      Karin Eastham
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

Date: March 30, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karin Eastham and Jay M. Short, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                            Title                     Date
             ----------                            -----                     ----

    /s/ Jay M. Short, Ph.D.          President, Chief Executive         March 30, 2001
____________________________________  Officer, Chief Technology
        Jay M. Short, Ph.D.           Officer, and Director
                                      (Principal Executive Officer)

       /s/ Karin Eastham             Senior Vice President, Finance     March 30, 2001
____________________________________  and Chief Financial Officer
           Karin Eastham              (Principal Financial and
                                      Accounting Officer)

 /s/ James H. Cavanaugh, Ph.D.       Director                           March 30, 2001
____________________________________
     James H. Cavanaugh, Ph.D.

     /s/ Daniel T. Carroll           Director                           March 30, 2001
____________________________________
         Daniel T. Carroll

    /s/ Patricia M. Cloherty         Director                           March 30, 2001
____________________________________
        Patricia M. Cloherty

     /s/ Donald D. Johnston          Director                           March 30, 2001
____________________________________
         Donald D. Johnston

        /s/ Mark Leschly             Director                           March 30, 2001
____________________________________
            Mark Leschly

   /s/ Melvin I. Simon, Ph.D.        Director                           March 30, 2001
____________________________________
       Melvin I. Simon, Ph.D.

       /s/ Peter Johnson             Director                           March 28, 2001
____________________________________
           Peter Johnson

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1    Amended and Restated Certificate of Incorporation.(1)

  3.2    Amended and Restated Bylaws.(1)

  4.1    Form of Common Stock Certificate of the Company.(2)

  4.2    Rights Agreement by and between the Company and American Stock
         Transfer and Trust Company, as Rights Agent, dated as of December 13,
         2000 (including the Form of Certificate of Designation of Series A
         Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

 10.1 Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(4)

 10.2* 1994 Employee Incentive and Non-Qualified Stock Option Plan, as amended.(4)

 10.3*   Form of Stock Option Agreement under the 1994 Employee Incentive and
         Non-Qualified Stock Option Plan.(4)

 10.4*   1997 Equity Incentive Plan.(4)

 10.5*   Form of Stock Option Grant Notice and Stock Option Agreement under the
         1997 Equity Incentive Plan. (4)

 10.6*   1999 Non-Employee Directors' Stock Option Plan.(4)

 10.7* Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors' Stock Option Plan.(4)

 10.8*   1999 Employee Stock Purchase Plan.(4)

 10.9+ Amended and Restated Stockholders' Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(4)

 10.10 Form of Warrant Agreement to purchase Series A Preferred Stock (with schedule of holders attached).(4)

 10.11 Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

 10.12 Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

 10.13   Multi-Tenant Office R&D Building Lease by and between the Company and
         Sycamore/San Diego Investors, dated September 24, 1996.(4)

 10.14   Master Lease Agreement by and between the Transamerica Business Credit
         Corporation and the Company, dated April 4, 1997.(4)

 10.15+  License Agreement by and between the Company and The Dow Chemical
         Company, dated July 20, 1997 and July 22, 1997.(4)

 10.16+  Collaborative Research Agreement by and between the Company and The
         Dow Chemical Company, dated July 20, 1999 and July 22, 1999.(4)

 10.17+  License Agreement by and between the Company and Finnfeeds
         International Limited, dated December 1, 1998.(4)

 10.18+  Collaboration Agreement by and between the Company and Novartis
         Agribusiness Biotechnology Research, Inc., dated January 25, 1999, as amended.(4)

 10.19+  Stock Purchase Agreement by and between the Company and Novartis
         Agribusiness Biotechnology Research, Inc., dated January 25, 1999.(4)

 10.20+  Collaboration Agreement by and between the Company and Rhone-Poulenc
         Animal Nutrition S.A., dated June 28, 1999.(4)

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.21+  License Agreement by and between the Company and Invitrogen
         Corporation, dated March 29, 1999.(4)

 10.22+ License Agreement by and between the Company and Mycogen Corporation, dated December 1997, as amended on March 6, 1998 and December 19,
         1997.(4)

 10.23+  Patent Cross-License Agreement by and between the Company and Terragen
         Discovery Inc., dated November 18, 1999.(4)

 10.24+  Joint Venture Agreement by and between the Company and Novartis Seeds
         AG, dated December 1, 1999.(4)

 10.25+ Research Lease by and between the Company and One Cell Systems, Inc., dated February 16, 1999.(4)

 10.26+ Research and Development Agreement by and between the Company and Novartis Enzymes, Inc., dated December 1, 1999.(4)

 10.27   Employment Offer Letter to Patrick Simms, dated February 3, 1997.(4)

 10.28   Employment Offer Letter to Jay M. Short, Ph.D., dated August 30,
         1994.(4)

 10.29   Employment Offer Letter to Karin Eastham, dated April 2, 1999.(4)

 10.30   Employment Offer Letter to William H. Baum, dated July 31, 1997.(4)

 10.31   Separation Agreement by and between the Company and Terrance J.
         Bruggeman, effective as of April 12, 1999.(4)

 10.32   Separation Agreement by and between the Company and Kathleen H. Van
         Sleen, effective as of May 10, 1999.(4)

 10.33 Letter Agreement by and between the Company and Jay M. Short, Ph.D., dated June 25, 1998.(4)

 10.34 Lease Agreement, dated February 11, 2000, by and between the Company and KR-Gateway Partners, LLC.(1)

 10.35 Lease Agreement, dated February 11, 2000, by and between the Company and KR-Gateway Partners, LLC.(1)

 10.36+  Limited Liability Company Agreement of New Venture LLC, dated June 29,
         2000.(5)

 10.37+ Industrial Enzymes Research Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

 10.38+ Industrial Enzyme License Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

 10.39+  Addendum to the "Collaboration Agreement" between Novartis
         Agribusiness Biotechnology Research, Inc. and the Company, dated
         September 1, 2000.(6)

 10.40++ Master Collaboration Agreement by and between the Company and The Dow
         Chemical Company, effective as of September 30, 2000.

 10.41++ Project Agreement by and between The Dow Chemical Company and the
         Company, effective as of September 30, 2000.

 10.42++ Collaborative DNA Sequencing Agreement by and between the Company and
         PE Corporation (NY),
         through its Business Unit Celera Genomics, effective as of December 1,
         2000.

 10.43++ Collaboration Agreement by and among the Company, Glaxo Research and
         Development Limited, and Glaxo Group Limited, made as of December 8,
         2000.

 16.1    Letter from PricewaterhouseCoopers LLP to the Securities and Exchange
         Commission, dated January 28, 2000.(7)

 Exhibit
 Number                 Description of Exhibit
 -------                ----------------------
 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1    Power of Attorney. Reference is made to page 64.

--------
 * Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(1) Filed as an exhibit to the Company's Quarterly Report Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 16, 1999, as amended, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-92853) originally filed on February 8, 2000, as amended, and incorporated herein by reference.
--------
 + Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

++ Confidential treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.