Form 10-Q
period 2001-03-31
DIVERSA CORP
filed 2001-05-15
CIK 1049210

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.


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

     Registrant's telephone number, including area code is (858) 526-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [_] No

The number of shares of the Registrant's Common Stock outstanding as of May 9, 2001 was 35,106,951.

                              DIVERSA CORPORATION
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets as of March 31, 2001 (unaudited)
         and December 31, 2000...............................................  3
        Condensed Statements of Operations (unaudited) for the
         three months ended March 31, 2001 and 2000..........................  4
        Condensed Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2001 and 2000..........................  5
        Notes to Condensed Financial Statements..............................  6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 13

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.................................................... 14
Item 2  Change in Securities and Use of Proceeds............................. 14
Item 3  Defaults Upon Senior Securities...................................... 14
Item 4  Submission of Matters to a Vote of Securities Holders................ 14
Item 5  Other Information.................................................... 14
Item 6  Exhibits and Reports on Form 8-K..................................... 14

SIGNATURES................................................................... 15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              DIVERSA CORPORATION
                           CONDENSED BALANCE SHEETS
              (In thousands, except share and per share data)

ASSETS                                                                    MARCH 31,      DECEMBER 31,
                                                                             2001            2000
                                                                         -----------     ------------
                                                                         (unaudited)        (Note)
Current assets:
 Cash and cash equivalents..........................................      $   64,501      $    62,382
 Short-term investments.............................................         139,622          148,874
 Accounts receivable................................................           1,992              587
 Other current assets...............................................           5,674            5,849
                                                                          ----------      -----------
    Total current assets............................................         211,789          217,692
Property and equipment, net.........................................          17,455           14,903
Acquired technology rights, net.....................................           2,292            2,331
Other assets........................................................           1,166              335
                                                                          ----------      -----------
Total assets........................................................      $  232,702      $   235,261
                                                                          ==========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................................      $    2,223      $     2,002
 Accrued liabilities................................................           2,823            6,108
 Deferred revenue...................................................           8,139            8,101
 Current portion of capital lease obligations.......................             878              819
 Current portion of notes payable...................................           1,881            1,439
                                                                          ----------      -----------
    Total current liabilities.......................................          15,944           18,469

Capital lease obligations, less current portion.....................           2,459            2,688
Notes payable, less current portion.................................           6,760            5,494
Deposit from sublessee..............................................             ---              300
Long-term deferred revenue..........................................          12,529           14,236

Stockholders' equity:
 Common stock-$0.001 par value; 65,000,000 shares authorized,
  35,106,045 and 34,890,806 shares issued and outstanding at
  March 31, 2001 and December 31, 2000, respectively................              35               35
 Additional paid-in capital.........................................         261,999          260,929
 Deferred compensation..............................................          (1,682)          (2,137)
 Accumulated deficit................................................         (67,079)         (65,725)
 Accumulated other comprehensive income.............................           1,737              972
                                                                          ----------      -----------
     Total stockholders' equity.....................................         195,010          194,074
                                                                          ----------      -----------
     Total liabilities and stockholders' equity.....................      $  232,702      $   235,261
                                                                          ==========      ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See accompanying notes to condensed financial statements.

                              DIVERSA CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              -----------------------
                                                                                 2001         2000
                                                                              ----------   ----------
Revenue:
 Collaborative............................................................       $ 7,881      $ 4,064
 Grant and product........................................................           334          342
                                                                                 -------      -------
Total revenue.............................................................         8,215        4,406
                                                                                 -------      -------

Operating costs and expenses:
 Research and development.................................................         9,868        4,574
 Selling, general and administrative......................................         2,122        1,303
 Non-cash, stock-based compensation charges...............................           747        5,555
                                                                                 -------      -------
Total operating costs and expenses........................................        12,737       11,432
                                                                                 -------      -------

Loss from operations......................................................        (4,522)      (7,026)

Interest income, net......................................................         3,303        1,412
Other income (expense), net...............................................          (135)           2
                                                                                 -------      -------

Loss before income taxes..................................................        (1,354)      (5,612)
Provision for income taxes................................................           ---           75
                                                                                 -------      -------

Net loss before preferred dividends.......................................        (1,354)      (5,687)

Dividends on preferred stock..............................................           ---          310
                                                                                 -------      -------

Net loss applicable to common stockholders................................       $(1,354)     $(5,997)
                                                                                 =======      =======

Net loss per share, basic and diluted.....................................       $ (0.04)     $ (0.32)

Weighted average shares used in calculating basic and diluted
 net loss per share.......................................................        34,963       18,979

           See accompanying notes to condensed financial statements.

                              DIVERSA CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ----------------------------
                                                                                         2001            2000
                                                                                     ------------    ------------
Operating activities:
  Net loss applicable to common stockholders......................................    $   (1,354)     $   (5,997)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization................................................         1,110             484
     Dividends to Series A, B and D preferred stockholders........................           ---             310
     Non-cash, stock based compensation charges...................................           747           5,555
     Change in operating assets and liabilities:
       Accounts receivable........................................................        (1,405)         14,403
       Other assets...............................................................          (656)           (560)
       Accounts payable and accrued expenses......................................        (3,064)            781
       Deferred revenue...........................................................        (1,669)         (1,171)
                                                                                      ----------      ----------

     Net cash provided by (used in) operating activities..........................        (6,291)         13,805
                                                                                      ----------      ----------

Investing activities:
  Purchases of short-term investments.............................................       (32,229)        (34,834)
  Sales and maturities of short-term investments..................................        42,246)          1,107
  Purchases of property and equipment.............................................        (3,623)         (2,248)
  Other...........................................................................          (300             (28)
                                                                                      ----------      ----------
     Net cash provided by (used in) investing activities..........................         6,094         (36,003)
                                                                                      ----------      ----------

Financing activities:
  Net proceeds from sale of common stock..........................................           778         185,388
  Principal payments on capital leases............................................          (170)           (132)
  Principal payments on notes payable.............................................          (401)            ---
  Advances under capital lease obligations........................................           ---             819
  Proceeds from notes payable.....................................................         2,109             ---
  Repayment of notes receivable from stockholders.................................           ---              35
                                                                                      ----------      ----------
     Net cash provided by financing activities....................................         2,316         186,110
                                                                                      ----------      ----------

Net increase in cash and cash equivalents.........................................         2,119         163,912

Cash and cash equivalents at beginning of period..................................        62,382           2,553
                                                                                      ----------      ----------

Cash and cash equivalents at end of period........................................    $   64,501      $  166,465
                                                                                      ==========      ==========

Supplemental disclosure of cash flow information:
     Interest paid................................................................    $      249      $      137
                                                                                      ==========      ==========

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

2.   Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results of the interim periods presented, have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

Certain reclassifications of prior year balances have been made to conform to the current format.

3.   Strategic Alliance

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

4.   Computation of Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma net loss per common share has been computed for the quarter ended March 31, 2000 as described above, and also gives effect to the assumed conversion of preferred stock (using the "as if converted" method), which automatically converted to common stock upon completion of the Company's initial public offering in February 2000, at the original dates of issuance.

The following table presents the calculation of basic, diluted, and pro forma basic and diluted net loss per common share:

                                         (in thousands, except per share data)
                                                                                 Three Months Ended March 31,
                                                                               --------------------------------
                                                                                  2001                 2000
                                                                               --------------------------------
Net loss applicable to common stockholders................................       $  (1,354)         $   (5,997)

Historical net loss per common share, basic and diluted...................       $   (0.04)         $    (0.32)

Weighted average shares used in computing basic and diluted net loss per
 common share.............................................................          34,963              18,979

Pro forma net loss per common share, basic and diluted....................       $     ---          $    (0.20)

Weighted average shares used in computing pro forma basic and diluted net
 loss per common share....................................................             ---              29,976

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented.

5.   Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have a material effect on the financial statements, since the Company currently does not engage in hedging activities or invest in derivative instruments.

6.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

For the three months ended March 31, 2001 and 2000, respectively, comprehensive loss consisted of:

                               (in thousands)

                                                   2001            2000
                                                ----------      ----------
Net loss before preferred dividends             $   (1,354)     $   (5,687)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments                  765            (126)
                                                ----------      ----------

Comprehensive loss                              $     (589)     $   (5,813)
                                                ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below and in our other publicly available documents. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business in our Annual Report on Form 10-K for the year ended December 31, 2000, including the disclosures under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors Related to Our Business," as well as the audited financial statements and notes thereto contained in such report.

Overview

We were incorporated in December 1992 and began operations in May 1994. We are applying proprietary technologies to discover and evolve novel genes and gene pathways from diverse environmental sources. We use our fully integrated approach to develop novel enzymes and other biologically active compounds, such as small molecule drugs. Our proprietary evolution technologies facilitate the optimization of genes found in nature to enable product solutions for the pharmaceutical, agricultural, chemical, and industrial markets. To date, we have generated revenue from research collaborations, government grants, and enzyme product sales and royalties. Our strategic partners include Aventis Animal Nutrition S.A., Celanese Ltd., Celera Genomics, Finnfeeds International Ltd (a unit of Danisco Cultor), The Dow Chemical Company, GlaxoSmithKline plc, IntraBiotics Pharmaceuticals, Inc., Invitrogen Corporation, and Syngenta. We have also formed joint ventures with The Dow Chemical Company and with Syngenta Seeds AG. Our current government grants are from the National Science Foundation, the National Institute of General Medical Sciences, the National Cancer Institute, and the National Institute of Environmental Health Sciences. Our product related revenues to date are comprised of research kits, Pyrolase 160 enzyme and Pyrolase 200 enzyme, enzymes used in oil and gas recovery, and royalties from sales of ThermalAce(TM), a DNA polymerase licensed to Invitrogen Corporation for molecular biology research applications.

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

Our revenue has increased significantly since our inception, and for the quarter ended March 31, 2001, revenue grew 86% compared to the quarter ended March 31, 2000. This increase was primarily attributable to the addition of new strategic alliances, which included research funding and technology access and development fees. Strategic alliance revenues are earned and recognized on a percentage of completion basis as research costs are incurred in accordance with the provisions of each strategic alliance agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of the exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2001, we had current and long-term deferred revenue totaling $20.7 million.

We have incurred substantial operating losses since our inception. As of March 31, 2001, our accumulated deficit was $67.1 million. We expect to incur additional operating losses over the next few years as we continue to develop our technologies and fund internal product research and development.

Results of Operations

Quarters ended March 31, 2001 and March 31, 2000

Revenue

Our revenue increased $3.8 million to $8.2 million for the quarter ended March 31, 2001 from $4.4 million for the same period in 2000. The increase in revenues resulted from a number of strategic collaboration agreements signed in 2000 and early 2001. The two most significant components of first quarter 2001 revenues are related to Zymetrics, the Company's agricultural products contract joint venture with Syngenta Seeds AG, and Innovase LLC, the Company's 50/50 industrial enzyme joint venture with The Dow Chemical Company. Revenue from collaborations accounted for 96% of total revenue for the quarter ended March 31, 2001 and for 92% of total revenue for the quarter ended March 31, 2000.

Research and Development Expenses

Our research and development expenses increased $5.3 million to $9.9 million for the quarter ended March 31, 2001 from $4.6 million for the same period in 2000. This increase was primarily attributable to the expansion of collaborative research activities, as well as the continued investment in several key internal programs and technologies. We expect that our research and development expenses will continue to increase substantially to support our collaborative research programs, internal product research and development, and technology development.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $0.8 million to $2.1 million for the quarter ended March 31, 2001 from $1.3 million for the same period in 2000. This increase was primarily attributable to the expansion of administrative infrastructure to support our growth and requirements as a public company. We expect that our selling, general and administrative expenses will continue to increase to support our anticipated growth.

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

For the quarter ended March 31, 2001, we recorded amortization of deferred compensation of approximately $0.5 million compared to $1.1 million for the quarter ended March 31, 2000. We also recorded aggregate non-cash compensation charges of $0.3 million in the quarter ended March 31, 2001 compared to $4.4 million in the quarter ended March 31, 2000, which includes $4.1 million in conjunction with the acceleration of vesting for stock options held by employees.

Interest Income, net

Interest income increased to $3.6 million for the quarter ended March 31, 2001 from $1.5 million for the same period in 2000 due to higher average cash balances following the Company's initial public offering in February 2000. Interest expense increased $0.2 million to $0.3 million for the quarter ended March 31, 2001, primarily due to interest on borrowings under our equipment financing line of credit.

Provision for Income Taxes

During the quarter ended March 31, 2001, we incurred a net operating loss and, accordingly, did not record a provision for income taxes. We recorded a provision for income taxes of $75,000 for the quarter ended March 31, 2000 based on our estimated tax liability for 2000, assuming we were subject to alternative minimum taxes under which net operating loss carryforwards were available to offset 90% of our tax liability.

Dividends

From December 21, 1999 until the date of the consummation of the first sale of common stock in an initial public offering, our Series A, B and D preferred stockholders were entitled to a 5% dividend per annum. We recorded dividends of $66,000 at the end of December 31, 1999, and during the first quarter of 2000, we recorded additional dividends of $310,000. These dividends were settled through the issuance of shares of common stock valued at the initial public offering price on February 14, 2000.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and over $56 million of funding received from collaborators. As of March 31, 2001, we had cash, cash equivalents, and short-term investments of approximately $204.1 million. Our funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate securities. During the first quarter of 2001, we funded an additional $2.1 million of equipment purchases through our equipment financing line of credit agreement. The credit agreement expired on March 31, 2001. Through the expiration date, we financed a total of $9.5 million of equipment purchases. As of March 31, 2001, we had an aggregate of $8.7 million of notes payable due under the credit agreement with various maturity dates through February 2005. We anticipate funding our remaining capital requirements in 2001 under similar financing agreements.

We relocated to our new executive offices and research and development facility in November 2000. As part of the move, we constructed a pilot manufacturing plant to be used for process development activities. Our costs for property and equipment relating to the pilot manufacturing plant were approximately $3.6 million, all of which we funded through working capital and our equipment financing line of credit. We entered into a lease agreement for an additional research and development facility to be built to the Company's specifications. The facility is expected to be completed in the first quarter of 2002. We plan to incur costs for property and equipment related to the new facility beginning in the fourth quarter of 2001. Additionally, we have commitments to further fund $0.6 million in enhancements to our SciLect(TM) data management and analysis system through the second quarter of 2001.

Our operating activities used cash of $6.3 million for the quarter ended March 31, 2001. Our cash used in operating activities consisted primarily of payment of accrued liabilities and cash used to fund operations.

Our investing activities provided cash of $6.1 million in the quarter ended March 31, 2001. Our investing activities consisted primarily of sales and maturities of short-term investments, offset by purchases of short-term investments and of property and equipment.

Our financing activities provided cash of $2.3 million in the quarter ended March 31, 2001. Our financing activities consisted primarily of proceeds received from the issuance of shares under our Employee Stock Purchase Plan, proceeds from the exercise of stock options and warrants and proceeds received under our equipment financing line of credit, partially offset by principal payments made against our line of credit and capital leases.

We expect that our current cash and cash equivalents, short-term investments, and funding from existing strategic alliances and grants will be sufficient to fund our operations for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our strategic alliances and establish new strategic alliance relationships, our ability, alone or with our strategic partners, to commercialize products successfully and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or strategic alliances, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute some stockholders' ownership interests and adversely affect their rights.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our capital lease obligations and notes payable, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at March 31, 2001 and December 31, 2000 by $1.4 million and $1.3 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities and Use of Proceeds

A Registration Statement on Form S-1 (File No. 333-92853) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on February 11, 2000. Upon completion of our initial public offering, we received net proceeds of $184.7 million after expenses. None of the proceeds from our initial public offering were used to pay expenses of, or make payments to, our directors, officers, or affiliates or 10% owners of any class of our equity securities. From the time of receipt through March 31, 2001, we have continued to invest the net proceeds from the offering in cash equivalents and short-term investments.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
10.44+ Drug Discovery, Development, and License Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated January 6, 2001.

(b)      Reports on Form 8-K

None
____________
+ Confidential treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIVERSA CORPORATION



Date:  May 15, 2001           /s/ Karin Eastham
                              ---------------------------------------------
                              Karin Eastham
                              Senior Vice President, Finance,
                              Chief Financial Officer and Secretary
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q

                              DIVERSA CORPORATION

EXHIBIT
NUMBER              DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

10.44+ Drug Discovery, Development, and License Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated January 6, 2001.

___________
+ Confidential treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.