Form 10-Q
period 2001-09-30
DIVERSA CORP
filed 2001-10-30
CIK 1049210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-29173

DIVERSA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3297375 (I.R.S. Employer Identification Number)

4955 Directors Place, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code is (858) 526-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    ☐  No

Th	e number of shares of the Registrant’s Common Stock outstanding as of October 26, 2001 was 35,458,912.

DIVERSA CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DIVERSA CORPORATION

CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note)
ASSETS

Current assets:
Cash and cash equivalents	$ 79,128	$ 62,382
Short-term investments	125,438	148,874
Accounts receivable	1,171	587
Other current assets	2,487	5,849

Total current assets	208,224	217,692
Property and equipment, net	21,159	14,903
Acquired technology rights, net	2,214	2,331
Other assets	1,492	335

Total assets	$233,089	$235,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 3,426	$ 2,002
Accrued liabilities	4,537	6,108
Deferred revenue	8,070	8,101
Current portion of capital lease obligations	1,013	819
Current portion of notes payable	3,193	1,439

Total current liabilities	20,239	18,469

Capital lease obligations, less current portion	1,975	2,688
Notes payable, less current portion	10,151	5,494
Deposit from sublessee	—	300
Long-term deferred revenue	9,725	14,236

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 35,416,916 and 34,890,806 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	35	35
Additional paid-in capital	263,234	260,929
Deferred compensation	(989)	(2,137)
Accumulated deficit	(73,890)	(65,725)
Accumulated other comprehensive income	2,609	972

Total stockholders’ equity	190,999	194,074

Total liabilities and stockholders’ equity	$233,089	$235,261

Note:
The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Collaborative	$ 8,783	$ 5,202	$25,058	$14,267
Grant and product	277	376	979	1,090

Total revenue	9,060	5,578	26,037	15,357

Operating costs and expenses:
Research and development	11,442	6,726	32,499	16,823
Selling, general and administrative	2,350	1,875	7,024	4,885
Non-cash, stock-based compensation charges	586	1,647	2,009	9,019

Total operating costs and expenses	14,378	10,248	41,532	30,727

Loss from operations	(5,318)	(4,670)	(15,495)	(15,370)
Interest income, net	2,285	3,337	8,811	7,847
Other income (expense), net	(849)	22	(1,480)	38

Loss before income taxes	(3,882)	(1,311)	(8,164)	(7,485)
Provision for income taxes	—	75	—	225

Net loss before preferred dividends	(3,882)	(1,386)	(8,164)	(7,710)
Dividends on preferred stock	—	—	—	310

Net loss applicable to common stockholders	$ (3,882)	$ (1,386)	$ (8,164)	$ (8,020)

Net loss per share, basic and diluted	$ (0.11)	$ (0.04)	$ (0.23)	$ (0.27)

Weighted average shares used in calculating basic and diluted net loss per share	35,347	34,801	35,161	29,602

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net loss applicable to common stockholders	$ (8,164)	$ (8,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,080	1,689
Dividends to Series A, B and D preferred stockholders	—	310
Non-cash, stock based compensation charges	2,009	9,019
Changes in operating assets and liabilities:
Accounts receivable	(584)	14,819
Other assets	3,298	(863)
Accounts payable and accrued expenses	(147)	2,666
Deferred revenue	(4,542)	3,886

Net cash provided by (used in) operating activities	(4,050)	23,506

Investing activities:
Purchases of short-term investments	(61,375)	(122,570)
Sales and maturities of short-term investments	86,448	8,458
Purchases of property and equipment	(10,219)	(9,583)
Other	(1,393)	—

Net cash provided by (used in) investing activities	13,461	(123,695)

Financing activities:
Net proceeds from sale of common stock	1,443	185,640
Principal payments on capital leases	(519)	(453)
Principal payments on notes payable	(1,264)	(108)
Advances under capital lease obligations	—	819
Advances under notes payable	7,675	5,029
Repayment of notes receivable from stockholders	—	36

Net cash provided by financing activities	7,335	190,963

Net increase in cash and cash equivalents	16,746	90,774
Cash and cash equivalents at beginning of period	62,382	2,490

Cash and cash equivalents at end of period	$79,128	$ 93,264

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Business

          Diversa Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 21, 1992 and received initial funding to commence its operations in May 1994. The Company is developing and applying its proprietary technologies to discover and evolve novel genes and gene pathways from diverse sources. The Company is utilizing its fully integrated approach to develop novel enzymes and other biologically active compounds, such as orally active drugs, produced by these genes and gene pathways. The Company’s proprietary evolution technologies facilitate the optimization of genes to enable product solutions for the pharmaceutical, agricultural, chemical processing, and industrial markets.

2.    Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.    Strategic Alliances

          In June 2001, the Company signed a term sheet releasing IntraBiotics Pharmaceuticals, Inc. (“IntraBiotics”) from all obligations under the Drug Discovery, Development, and License Agreement signed in January 2001. Under the term sheet and subsequent definitive release agreement signed in July 2001, IntraBiotics will make additional aggregate payments of $2.45 million to the Company in 2001, of which $1.45 million was received and recognized as revenue in July 2001. Also in July 2001, IntraBiotics issued the Company warrants to purchase 700,000 shares of IntraBiotics’s common stock at an exercise price of $2.00 per share.

4.    Computation of Net Loss Per Share

          In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma net loss per common share has been computed for the nine months ended September 30, 2000 as described above, and also gives effect to the assumed conversion of preferred stock (using the “as if converted” method), which automatically converted to common stock upon completion of the Company’s initial public offering in February 2000, at the original dates of issuance.

          The following table presents the calculation of basic, diluted, and pro forma basic and diluted net loss per common share:

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss applicable to common stockholders	$ (3,882)	$ (1,386)	$ (8,164)	$ (8,020)
Historical net loss per common share, basic and diluted	$ (0.11)	$ (0.04)	$ (0.23)	$ (0.27)
Weighted average shares used in computing basic and diluted net loss per common share	35,347	34,801	35,161	29,602
Pro forma net loss per common share, basic and diluted	—	—	—	$ (0.24)
Weighted average shares used in computing pro forma basic and diluted net loss per common share	—	—	—	33,011

          The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented.

5.    Recently Issued Accounting Standards

          In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets (“FAS 141” and “FAS 142,” respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company’s results of operations and financial position.

6.    Comprehensive Loss

          FASB Statement No. 130, Reporting Comprehensive Income (“FAS 130”), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with FAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.

          For the three and nine months ended September 30, 2001 and 2000, the comprehensive loss consisted of:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss before preferred dividends	$(3,882)	$(1,386)	$(8,164)	$(7,710)
Other comprehensive gain:
Unrealized gain on investments	986	445	1,637	328

Comprehensive loss	$(2,896)	$ (941)	$(6,527)	$(7,382)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

          We were incorporated in December 1992 and began operations in May 1994. We are developing and applying proprietary technologies to discover and evolve novel genes and gene pathways from diverse sources. We use our fully integrated approach to develop novel enzymes and other biologically active compounds, such as orally active drugs, produced by these genes and gene pathways. Our proprietary evolution technologies facilitate the optimization of genes to enable product solutions for the pharmaceutical, agricultural, chemical processing, and industrial markets. To date, we have generated revenue from research collaborations, government grants, and enzyme product sales and royalties. Our strategic partners include Aventis Animal Nutrition S.A., Celera Genomics, The Dow Chemical Company, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. We have also formed joint ventures with The Dow Chemical Company, named Innovase LLC, and with Syngenta Seeds AG, named Zymetrics, Inc. Our current government grants are from the National Science Foundation, the National Institute of General Medical Sciences, the National Cancer Institute, and the National Institute of Environmental Health Sciences. Our product related revenues to date are comprised of sales of research kits and our oil and gas recovery enzymes, Pyrolase™ 160 and Pyrolase 200, and royalties from sales of ThermalAce™, a DNA polymerase licensed to Invitrogen Corporation for molecular biology research applications.

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

          Our revenue has increased significantly since our inception, and for the quarter ended September 30, 2001, revenue grew 62% compared to the quarter ended September 30, 2000. This increase was primarily attributable to research funding received under our strategic collaboration agreements. Research revenues are earned and recognized on a percentage of completion basis as research costs are incurred in accordance with the provisions of each strategic alliance agreement. Fees received to initiate research projects are deferred and recognized over the research period. Fees received for exclusivity in a field are deferred and recognized over the period of the exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that:

•	the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement; and

•	our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement.

Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2001, we had current and long-term deferred revenue totaling $17.8 million.

          We have incurred substantial operating losses since our inception. As of September 30, 2001, our accumulated deficit was $73.9 million. We expect to incur additional operating losses over the next few years as we continue to develop our technologies and fund internal product research and development.

Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenue

          Our revenue increased $3.5 million to $9.1 million for the quarter ended September 30, 2001 from $5.6 million for the same period in 2000. This increase was primarily attributable to additional research funding received under our strategic collaboration agreements. The two most significant components of third quarter 2001 revenues are related to research funding from Zymetrics, Inc., our agricultural products contract joint venture with Syngenta Seeds AG, and Innovase LLC, our 50/50 industrial enzyme joint venture with The Dow Chemical Company. Revenue from collaborations accounted for 97% and 93% of total revenue for the quarters ended September 30, 2001 and 2000, respectively.

Research and Development Expenses

          Our research and development expenses increased $4.7 million to $11.4 million for the quarter ended September 30, 2001 from $6.7 million for the same period in 2000. This increase was primarily attributable to expansion of collaborative research activities and investment in several key internal products and technologies. We expect that our research and development expenses will continue to increase substantially to support our collaborative research activities and our internal products and technologies.

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses increased $0.5 million to $2.4 million for the quarter ended September 30, 2001 from $1.9 million for the same period in 2000. This increase was primarily attributable to the expansion of our business development and marketing efforts. We expect that our selling, general and administrative expenses will continue to increase to support our further growth.

Non-Cash, Stock-Based Compensation Charges

          Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date options were granted. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

          For the quarter ended September 30, 2001, we recorded amortization of deferred compensation of approximately $0.3 million, compared to $0.9 million for the quarter ended September 30, 2000. We also recorded non-cash compensation charges of $0.3 million in the quarter ended September 30, 2001 for stock options granted to consultants.

Interest Income, net

          Interest income on cash and short-term investments decreased to $2.6 million for the quarter ended September 30, 2001 from $3.5 million for the same period in 2000, primarily due to lower interest rates. Interest expense increased $0.1 million to $0.3 million for the quarter ended September 30, 2001, primarily due to interest on borrowings under our equipment financing line of credit.

Other Income (Expense), net

          We recorded other expenses of $0.9 million for the quarter ended September 30, 2001 compared to other income of $22,000 for the same period in 2000. The increase in other expenses is primarily attributable to our share of the net loss of Innovase LLC, our joint venture with The Dow Chemical Company, which we have accounted for using the equity method.

Provision for Income Taxes

          During the quarter ended September 30, 2001, we incurred a net operating loss and, accordingly, did not record a provision for income taxes. We recorded a provision for income taxes of $75,000 for the quarter ended September 30, 2000 based on our estimated tax liability for 2000, assuming we were subject to alternative minimum taxes under which net operating loss carryforwards were available to offset 90% of our tax liability.

Nine Months Ended September 30, 2001 and 2000

Revenue

          Our revenue increased $10.6 million to $26.0 million for the nine months ended September 30, 2001 from $15.4 million for the same period in 2000. This increase was primarily attributable to additional research funding received under our strategic collaboration agreements. Revenue from collaborations accounted for 96% and 93% of total revenue for the nine months ended September 30, 2001 and 2000, respectively.

Research and Development Expenses

          Our research and development expenses increased $15.7 million to $32.5 million for the nine months ended September 30, 2001 from $16.8 million for the same period in 2000. This increase was primarily attributable to expansion of collaborative research activities and investment in several key internal products and technologies.

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses increased $2.1 million to $7.0 million for the nine months ended September 30, 2001 from $4.9 million for the same period in 2000. This increase was primarily attributable to the expansion of our business development and marketing efforts as well as increased costs associated with being a public company.

Non-Cash, Stock-Based Compensation Charges

          For the nine months ended September 30, 2001, we recorded amortization of deferred compensation of approximately $1.1 million, compared to amortization of deferred compensation of $3.2 million for the nine months ended September 30, 2000. We also recorded aggregate non-cash compensation charges of $0.9 million for the nine months ended September 30, 2001 for stock options granted to consultants.

Interest Income, net

          Interest income on cash and short-term investments increased to $8.8 million for the nine months ended September 30, 2001 from $8.2 million for the same period in 2000, due to higher average cash balances following our initial public offering in February 2000. Also included in interest income for the nine months ended September 30, 2001 was $0.8 million of amortization related to the discount on a receivable that was collected in June 2001. Interest expense was $0.8 million and $0.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in interest expense was due to interest on borrowings under our equipment financing line of credit.

Other Income (Expense), net

          We recorded other expenses of $1.5 million for the nine months ended September 30, 2001 compared to other income of $38,000 for the same period in 2000. The increase in other expenses is primarily attributable to our share of the net loss of Innovase LLC, our joint venture with The Dow Chemical Company, which we have accounted for using the equity method.

Provision for Income Taxes

          During the nine months ended September 30, 2001, we incurred a net operating loss and, accordingly, did not record a provision for income taxes. We recorded a provision for income taxes of $225,000 for the nine months ended September 30, 2000 based on our estimated tax liability for 2000, assuming we were subject to alternative minimum taxes under which net operating loss carryforwards were available to offset 90% of our tax liability.

Liquidity and Capital Resources

          Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $77.0 million in funding from our inception through September 30, 2001, and are also committed to fund at least an additional $54.1 million through 2005 under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As of September 30, 2001, we had cash, cash equivalents and short-term investments of approximately $204.6 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. In September 2001, we entered into a new equipment financing line of credit with a lender to finance up to $5.0 million in equipment purchases through June 2002. As of September 30, 2001, we had $1.6 million available for future borrowing.

          We relocated to our new executive offices and research and development facility in November 2000. As part of the move, we constructed a pilot manufacturing plant to be used for process development activities. Our costs for property and equipment relating to the pilot manufacturing plant were approximately $3.6 million, all of which we funded through working capital and our then-existing equipment financing line of credit. We entered into a lease agreement for our second research and development facility to be built to our specifications. The facility is expected to be completed in the first quarter of 2002. As of September 30, 2001, we had commitments of approximately $4.0 million for property and equipment related to the new facility.

          Our operating activities used cash of $3.7 million for the nine months ended September 30, 2001. Our cash used by operating activities consisted primarily of cash used to fund operations.

          Our investing activities provided cash of $13.5 million for the nine months ended September 30, 2001. Our investing activities consisted primarily of sales and maturities of short-term investments offset by purchases of short-term investments and property and equipment.

          Our financing activities provided $6.9 million for the nine months ended September 30, 2001. Our financing activities consisted primarily of advances under notes payable and proceeds from the exercise of stock options and warrants, partially offset by payments on notes payable.

          We expect that our current cash and cash equivalents, short-term investments, and funding from existing strategic alliances and grants will be sufficient to fund our operations for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our strategic alliances and establish new strategic alliance relationships, our ability, alone or with our strategic partners, to commercialize products successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or strategic alliances, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

          Our exposure to market risk for changes in interest rates is limited to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to new debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at September 30, 2001 and December 31, 2000 by $1.1 million and $1.4 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

          None

Item 2.    Changes in Securities and Use of Proceeds

          Our Registration Statement on Form S-1 (File No. 333-92853) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on February 11, 2000. Upon completion of our initial public offering, we received net proceeds of $184.7 million after expenses. From the time of receipt through September 30, 2001, we have continued to invest the net proceeds from the offering in cash equivalents and short-term investments.

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

DI	VERSA CORPORATION

Da	te: October 29, 2001
/s/	KARIN EASTHAM
Ka	rin Eastham
Sen	ior Vice President, Finance,
Ch	ief Financial Officer and Secretary
(Pr	incipal Financial and Accounting Officer)