Form 10-K
period 2001-12-31
DIVERSA CORP
filed 2002-04-01
CIK 1049210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-29173

DIVERSA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	22-3297375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4955 Directors Place, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 526-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2002 was $325.3 million.*

The number of shares outstanding of the Registrant’s common stock was 35,596,198 as of March 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders to be held on May 21, 2002 (the “2002 Annual Meeting”) are incorporated herein by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the Registrant’s year ended December 31, 2001.

*
Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 10% of the common stock outstanding at March 25, 2002. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DIVERSA CORPORATION

FORM 10-K

For the Year Ended December 31, 2001

Forward Looking Statements

This report contains statements that are “forward-looking” and involve a high degree of risk and uncertainty. These include statements related to investments in our core technologies, investments in our internal product candidates, our ability to enter into additional biodiversity access agreements, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the opportunities in our target markets, the benefits to be derived from our current and future strategic alliances, our plans for future business development activities, and our estimates regarding market sizes and opportunities, as well as our future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements. Risks and uncertainties and the occurrence of other events could cause actual events or results to differ materially from these predictions. The risk factors set forth below at pages 23 to 32 should be considered carefully in evaluating us and our business. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

DIVERSA®, Gene Site Saturation Mutagenesis, GSSM, GigaMatrix, Pyrolase, GeneReassembly, DiverseLibrary, DiverseLibraries, PathwayLibrary, PathwayLibraries, DirectEvolution®, SingleCell, SciLect, and Streptomyces diversa are trademarks of Diversa Corporation. ThermalAce is a trademark of Invitrogen Corporation. This report also refers to trade names and trademarks of other organizations.

PART I

ITEM 1.     BUSINESS

We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. We have formed significant joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics, Inc.) focused on near-term commercialization of products for the industrial and agricultural markets, respectively. In addition, we have formed alliances with market leaders, such as Celera Genomics, The Dow Chemical Company, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc.

We have developed proprietary genomic methodologies and technologies to tap the commercial potential of uncultured microorganisms, which make up more than 99% of the Earth’s genetic diversity. We are able to identify product candidates efficiently utilizing our patented and proprietary ultra high-throughput screening technologies, which are capable of screening more than one billion genes per day. Today, we are the only company applying all of these capabilities to directly extract novel and commercially valuable genes and gene pathways for applications across our target markets.

We also have the ability to selectively apply multiple evolution technologies for optimizing both environmentally derived genes and human genes. We believe the combination of these two methods is unique in the industry and provides us with a significant competitive advantage. Our Gene Site Saturation Mutagenesis™ (GSSM™) technology is a powerful, comprehensive point mutagenesis system designed to optimize characteristics such as enzyme stability or binding affinity, while minimizing immunogenicity.

We use an important complementary technology, Tunable GeneReassembly™, to synthesize DNA fragments and reassemble them to create novel genes. This proprietary, next-generation method is superior to several existing technologies in that it does not require highly-related gene sequences to create significant improvements in product performance. These technologies represent powerful and complementary tools to overcome many existing product development barriers.

Industry Background

Enzymes and Small Molecules

Microbes, including bacteria and fungi, are the world’s most abundant and varied organisms and can be found in almost every ecosystem, including oceans, deserts, rain forests, and arctic regions. Through billions of years of natural selection in diverse environments, microbes have developed broader and more varied characteristics than those encountered in plants or animals. These characteristics, which include the ability to survive in extreme temperature, tolerate high or low pH, and endure high or low salt environments, are the result of the highly diverse genetic material found in the microbial world. This genetic material, commonly known as DNA, is a fundamental molecule found in the cells of all living organisms and is composed of four different chemical bases called nucleotides. Nucleotides are arranged into units called genes, which are the elements of heredity. Genes carry the instructions for the production of molecules called proteins. Proteins are made up of functional building blocks called amino acids. One key class of proteins is known as enzymes. An enzyme is produced by the expression of a single gene inside a cell. Enzymes carry out the chemical reactions that give each microbe its unique character. Countless microbes, each with their unique enzymes, influence our lives in a multitude of ways. For example, some microbes make the soil fertile, clean up the environment, and supply the atmosphere with oxygen, while others are used to produce vitamins and drugs, or improve our food. Further, multiple genes can also be expressed in concert inside cells to create other types of organic compounds called small molecules. These arranged genes are called biosynthetic pathways. Examples of small molecules include antibiotics.

Enzymes and small molecules are examples of naturally occurring biomolecules. Virtually any product or process that utilizes proteins can be improved using novel, naturally occurring biomolecules. Consequently, naturally occurring biomolecules are commercially applicable to a broad range of multi-billion dollar industries.

Protein Therapeutics and Antibodies

As a class, protein therapeutics include (1) naturally occurring human proteins, (2) proteins discovered from environmental sources, (3) recombinant versions of naturally occurring human proteins, (4) mutated or optimized versions of a naturally occurring human protein having higher efficiency, lower toxicity, and/or altered functionality, and (5) monoclonal antibodies. Conventional small molecule drugs generally function by binding to a disease-causing protein, thereby changing, eliminating, or decreasing the protein’s activity. While protein-based drugs, such as monoclonal antibodies, can be used to mimic the function of certain small molecule drugs, perhaps the greatest use of therapeutic proteins is in supplementing the human body when a specific protein of significant biological importance is made in an amount that is less than desirable. Recent advances in DNA manipulation and modification technologies, as well as protein production methods, have facilitated the synthesis of genes of various therapeutic proteins at therapeutically significant scales.

It has been estimated that roughly 10,000 proteins are secreted in human plasma. While an estimated 20-30% of these had been identified as of mid-2001, only a small number have been commercialized thus far for clinical or therapeutic use. Recent technological and scientific developments in the genomics and proteomics areas have significantly increased the discovery of proteins with clinical significance. Together with the knowledge of the draft sequence of the human genome, new bioinformatics tools and high-throughput assay technologies have cumulatively impacted the discovery of new proteins and identification of new therapeutic functions. The discovery of proteins with new functionalities promises to increase the dimension of protein therapeutics both in the areas of types of diseases and the degree of efficacy of novel protein-based therapeutics. As the functions of human genes continue to be discovered at a rapid rate and researchers’ understanding of the causes of disease steadily improves, the demand for proteins for therapeutic use and as target sources is anticipated to increase proportionately.

A subset of protein therapeutics, antibodies are an integral part of the human immune system that protect against disease-causing agents, or pathogens. Antibodies are comprised of protein subunits that are produced by a special type of cell within the immune system. Each antibody is capable of recognizing a specific molecule produced by, or on the surface of, a target pathogen, referred to as an antigen. An antibody can potentially neutralize a pathogen’s ability to cause infection and/or a toxin’s ability to cause cellular damage by binding to the associated antigen. Additionally, the process of antibody-antigen binding frequently triggers a secondary immune response to destroy the related pathogen. As a result of advances in molecular biology, opportunities have expanded for using antibodies as research tools, diagnostics, and ultimately therapeutics.

Antibodies can theoretically be generated by scientists to target any protein or protein subunit of interest. Antibodies that successfully bind to a protein of interest can then be used in further research to study the function of the protein, such as the cellular location of a protein, other molecules associated with a protein, and the effects of disturbing a protein’s function and interaction with other molecules. Antibodies have also been used successfully in the protein purification process, allowing the activity of a protein to be measured in vitro. All of these uses can be significant to determine the function of a protein or protein subunit of interest.

Perhaps the most important use of antibodies today, however, is as therapeutic agents. In a similar process by which one or more antibodies will bind to a specific pathogen or pathogenic toxin, an antibody can also target a specific human protein that is implicated in a disease process. By binding to a target human protein, the function of such protein can frequently be disrupted, thereby ameliorating the cause or the harmful effects of a disease process. The effectiveness of an antibody as a therapeutic agent is largely dependent upon the antibody’s possessing a high specificity and affinity for a given target protein. However, the isotype of an antibody is also an important parameter for it to be effective as a therapeutic. The precise protein sequences of the constant and variable regions of an antibody generally determine the antibody’s affinity, specificity, and other therapeutically relevant parameters with respect to a specific antigen.

Traditional Approaches and Their Limitations

Enzymes and Small Molecules

Traditional methods of discovering enzymes and other biologically active molecules do not utilize a DNA-based approach, but are accomplished by screening extracts of plants or culturing microorganisms for the activity of interest. Once scientists using the traditional culturing approach identify an activity, they purify the sample of interest and seek to isolate the relevant molecule. With respect to biologically active molecules, this process is traditionally followed by the difficult and time consuming task of determining the chemical structure of the molecule, which requires producing sufficient quantities of the molecule by culturing a sample in the laboratory. To date, modern biochemical science has characterized greater than 3,000 enzymes. Nearly all of such enzymes have been identified from organisms that have been successfully cultured in the laboratory. The scientific community has characterized enzymes from only a small fraction of the billions of different species of microorganisms living throughout the world. The reasons for this limited discovery effort include:

•	Less than an estimated 1% of the microorganisms in most habitats will grow using standard laboratory techniques because it is so difficult to precisely create the required environmental conditions;

•
If an extract from a plant or cultured organism is not collected at the appropriate time, the activity of interest may not be present, since enzymes and other bioactive molecules may only be synthesized at specific times during a cell cycle or under specific conditions; and

•	Even if the enzyme or bioactive molecule is isolated, the targeted recovery of the corresponding gene or genes encoding these molecules is usually difficult.

Accordingly, the universe of potentially useful compounds from biodiversity remains largely untapped.

Once an enzyme of interest is discovered, the genetic sequence of the gene encoding it can be studied and genetic variation may be introduced in an attempt to modify its function through a process of test tube evolution.
Genetic variation is generated predominantly by two methods: mutation and recombination. Mutation is the introduction of changes into a gene. Mutation can be achieved by several methods, including forcing the DNA to replicate in a manner that intentionally causes random changes. Mutagenesis has been achieved by randomly introducing single nucleotide changes into a gene in an attempt to alter a single amino acid within the corresponding protein. Random methods have deficiencies that make it virtually impossible to generate all 19 possible amino acid changes at each position within the protein. The best method to generate all amino acid changes at each site requires multiple, appropriately positioned DNA base changes (non-random methods). Historically, on average, three or fewer changes are explored due to deficiencies in mutation and sampling methods. Recombination, or shuffling, the other method for producing genetic variation, is the mixing of two or more related genes to form hybrids. However, the generation of improved variants has, to date, been inefficient and laborious, or has allowed only closely related genes to be recombined.

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

Protein Therapeutics and Antibodies

The introduction of recombinant human insulin in 1982 for the treatment of diabetes represented the first commercial protein therapeutic. Since then, more than 60 protein therapeutics have been approved by the FDA. Non-antibody recombinant protein therapeutics are typically generated simply by cloning the naturally-occurring human gene sequence into a bacterium. As a result, while the protein encoded by the human gene may possess a favorable immunogenic profile, it may not function optimally for its intended use in the human body. For instance, the half-life of a non-optimized recombinant protein therapeutic may not be sufficient to be pharmacologically useful. The continued growth in the number of protein therapeutics presents increasing opportunities to apply our DirectEvolution technologies to optimize various parameters of several existing protein therapeutics, particularly those facing patent expiration over the next few years.

Currently, there are four different types of therapeutic monoclonal antibodies being generated: murine, chimeric, humanized, and human.

Antibodies that are of mouse origin and made using a hybridoma approach are referred to as “murine antibodies.” A significant limitation of the use of murine antibodies is that the human immune system usually detects the murine-derived antibody as foreign, often resulting in undesirable side effects, such as severe immunological responses.

Chimeric antibodies are generated by separating the variable regions of an antibody of mouse origin that has demonstrated therapeutic potential and attaching them to the constant regions of a human antibody. Although the variable regions of a murine antibody generally tend to be less immunogenic than the constant regions, they may still be detected as foreign by the human immune system and result in a neutralizing response similar to that induced by fully murine antibodies.

Humanized antibodies are similar to chimeric antibodies, with the exception that humanized antibodies retain only the complementarity-determining region (“CDR”) portion of the murine sequence, which is grafted onto the framework of a human antibody. One of the most significant challenges facing humanized antibodies is the distortion that occurs with CDR grafting, which can frequently result in some loss of binding affinity, decreased binding strength, and the alteration of the antibody’s specificity for the relevant antigen.

In contrast to murine, chimeric, and humanized antibodies, fully human monoclonal antibodies can frequently provide an enhanced safety profile, higher affinity, and potentially increased efficacy. Fully human monoclonal antibodies are currently generated through the use of transgenics and using phage or cell display technologies. However, hybridoma processes required for transgenicly generated antibodies tend to be very inefficient and typically do not generate many antibodies that are generated by the human immune system. Also, it is unclear if transgenic mice engineered to generate human antibodies express all possible human antibody genes. A significant additional limitation on the use of transgenic animals is that the reconstituted immune system of a transgenic animal might not adequately control the animal’s own responses to a sufficient number of antigens to make it efficient enough for the production of human therapeutics. With respect to phage display, this process has historically been slower than transgenic processes of human antibody generation. In addition, the phage biopanning process often limits the diversity of the antibodies generated. Finally, antibodies generated using phage display frequently require optimization to be of therapeutic value.

Diversa’s Solution and Advantages

We apply proprietary technologies to discover and optimize novel gene-based products, including molecules with pharmaceutical applications, such as novel small molecule drugs and improved monoclonal antibodies, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. This multi-market approach gives us the ability to capitalize on short-term revenue opportunities in lower-risk markets and leverage our technologies and expertise to expand key pharmaceutical programs. Our balanced and diversified approach is reflected in our programs described below:

Recombinant Natural Products Program

Our proprietary DNA recovery technologies provide us with access to genetic material from the Earth’s untapped biodiversity. We believe our vast gene expression libraries, which include the complete genomes of more than 2 million microorganisms, will allow us to significantly speed the discovery and development of commercially valuable small molecule pharmaceuticals. Also, by employing several proprietary, ultra high-throughput screening technologies, we are using the large collection of genetic material captured in our PathwayLibrary™ collections to accelerate the discovery process.

Protein Therapeutics / Antibody Program

Our Protein Therapeutics / Antibody Program focuses on the application of our powerful DirectEvolution® technologies to improve protein therapeutics and to generate novel antibodies. These proprietary technologies, coupled with our unique ultra-high throughput GigaMatrix™ screening platform, can be applied to genes encoding human proteins, environmental proteins, and antibodies, with the goal of creating next-generation human therapeutics with desired characteristics. The growing number of newly-discovered, genomics-derived disease targets presents attractive market opportunities for antibody development using our platform, which we believe will overcome limitations on current approaches by combining a unique approach to synthesizing and screening antibodies with our well-established protein engineering technologies. Monoclonal antibodies often have higher rates of success in clinical trials and shorter regulatory review timeframes and, thus, frequently can be less expensive to commercialize compared to other therapeutics.

Agricultural, Chemical, and Industrial Programs

We utilize our unique discovery, evolution, and screening technologies to identify and optimize genes and gene pathways for potential use in the areas of crop protection, crop production (targeted input and output traits), agricultural product processing, animal health and animal nutrition.

We have the ability to discover and improve biocatalysts that can provide economical and more effective alternatives to existing chemical routes. We are targeting opportunities in the pharmaceutical manufacturing industry, and specifically in the production of chiral intermediates and peptides. We are currently developing enzymes for the production of essential elements for the manufacture of chiral drugs, which include many of the leading revenue-generating drugs currently on the market. These enzymes can improve performance, reduce production costs, and eliminate waste by-products associated with manufacturing. Chirally pure chemicals are preferred by the pharmaceutical industry because they may provide lower toxicity, higher efficacy, lower manufacturing costs, and patent life extensions.

Historically limited innovation in the industrial enzyme market presents an opportunity to utilize our discovery and evolution technologies to develop novel, superior enzymes.

Fully Integrated Processes

Our proprietary technologies and tools address the limitations of traditional approaches for the recovery and modification of novel genes and linked genes comprising novel gene pathways and the manufacture and commercialization of related products. Our fully integrated processes include the following steps:

•
For our novel enzyme and small molecule programs, we collect small environmental samples containing heterogeneous populations of uncultured microbes from diverse ecosystems and extract the genetic material from these organisms, eliminating the need to grow and maintain the organisms in cultures in the laboratory. Because small samples yield sufficient DNA for use with our technologies, we minimize the impact on sensitive environments.

•
We create gene expression libraries from DNA contained in environmental and other samples. Our DiverseLibrary™ collection is generated from the DNA extracted from the specified environment. Our PathwayLibrary™ collections consist of multiple genes which act in concert to produce small molecules. We estimate that our gene expression libraries currently contain the complete genomes of over 2 million unique microorganisms, representing billions of genes and comprising a vast resource of genetic material that can be screened for valuable commercial products.

•
Our proprietary DirectEvolution® technologies, including Gene Site Saturation Mutagenesis™ (GSSM™) and Tunable GeneReassembly™, as well as gene shuffling, enable a full range of accelerated DNA mutations and modifications that can be applied to generate and/or optimize enzymes, monoclonal antibodies, and other therapeutic proteins. These methods enhance the efficiency of the evolution process and reduce the laborious nature of current mutagenesis and recombination processes. In addition, it may be possible to achieve patent-life extensions for existing protein therapeutics by using our evolution technologies to develop second-generation protein therapeutics.

•
We employ several proprietary methods for quickly and cost-effectively screening large numbers of novel genes and their variants. Our proprietary screening techniques efficiently address the large volume of genetic material captured in our libraries and significantly accelerate the product development process. Our data management and analysis system, SciLect™, allows us to store and manipulate the vast amount of information generated from our screening activities.

•
We insert a selected gene or pathway encoding a product of interest into novel hosts for the manufacture of resulting products, facilitating better gene expression and thereby improving the efficiency of traditional production processes.

We believe the integration of these capabilities enables us to maintain our leadership in developing and commercializing novel products to address the needs of our target markets. The genetic diversity contained within our extensive DiverseLibrary collection and PathwayLibrary collections, as well as our proprietary high-throughput screening and DirectEvolution technologies, allow us to shorten the development cycles for novel enzymes and other biologically active compounds such as small molecules, monoclonal antibodies, and other protein therapeutics.

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

Pharmaceutical Products

According to an industry source, the worldwide pharmaceutical market was $350 billion in 2001 and is expected to grow to $600 billion by 2006. Our pharmaceutical program seeks to apply our technologies to the discovery and development of compounds for selected applications within this market. Three key areas of focus include:

•
Recombinant Natural Products.    According to data from IMS Health, sales for all natural product pharmaceuticals derived from microbial sources exceeded $25 billion in 1999. Many of these microbial pathways encode macrolide natural products, a class that accounted for over $4 billion of sales in 1999. Microbial culturing from soil samples has provided most of the molecular diversity in today’s arsenal of anti-infectives as well as some anti-inflammatory and anti-cancer agents. The annual cost of treating antibacterial infections within the United States alone is estimated at $30 billion.

We believe that our recombinant natural product methodologies can yield results superior to other approaches because natural pathways can yield more complex chemical structures compared to lab-based synthesis. In addition, by achieving bacterial clonal expression of novel chemical structures, we are able to manipulate genes encoding these novel compounds either by genetic modification of the pathways and corresponding chemical structures and by molecular evolution of the gene components resulting in novel pathways. Thus, we believe this approach will accelerate the “hit-to-lead” process and will enable viable options for commercial production of the compounds. Finally, our recombinant small molecule discovery approach permits higher-throughput discovery.

•
Monoclonal Antibodies.    We are applying our evolution technologies to the discovery, development, and optimization of monoclonal antibodies. Human monoclonal antibodies may be a viable approach to treating certain bacterial infections that are currently untreatable with intravenously-administered small molecule antibiotics. Monoclonal antibodies also have advantageous pharmacological properties represented by their high specificity and limited toxicological profile resulting in higher clinical success rates and shorter development times. According to Datamonitor, this class of pharmaceuticals had $1.2 billion in sales in 1999 and is expected to grow to $6.6 billion in sales by 2005.

•
Therapeutic Proteins.    According to Datamonitor, the protein therapeutics market was approximately $19 billion in 2001 and is expected to grow to $25 billion by 2004. A distinctive part of the protein therapeutics market is represented by enzyme-replacement therapies. The enzyme-replacement therapy market is in its infancy and only a small number of enzyme deficiency related diseases have been addressed. There are over 40 disease conditions that are potentially addressable, and the source for novel enzymes is likely to be expanded.

Agricultural Products

The growth of the agricultural market has been spurred by the world’s population growth. This growth has led to the demand for new technologies that improve productivity, reduce the environmental impact, and improve the quality, safety, and nutritional value of agricultural products. Animal feed crops, such as corn, wheat, barley, rye, oats, and soybean, can be improved through the selective development of value-added traits. We estimate that the animal feed market is currently $36 billion in annual revenue. In 1999 alone, $7 billion was spent on animal feed additives that improve digestibility and increase nutritional value. Genetically engineered crops are expected to contribute substantial value to the existing $15 billion agriculture seeds market. In addition, consumer and regulatory demands for alternative pest management solutions are expected to fuel growth in the crop protection market, estimated at $33 billion in 1999.

In agriculture, we are developing a variety of specialty enzymes, enhanced genes, and small molecules for use in the following applications:

•
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

•
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

•
Agricultural Product Processing.    We have developed enzymes for improving grain processing, nutrition and specialty foods. These applications include starch and oil modification and breakdown of non-starch polysaccharides to increase nutritional and food value.

•	Animal Health. In addition to the above applications, we intend to develop therapeutics to treat and prevent diseases of farm animals.

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

•
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

•
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

•
Consumer Products.    Enzymes and other biomolecules have applications in cosmetics, food, and nutrition products. Our discovery and development programs seek to address these market opportunities with enzymes, novel polymers, and other bioactives. These natural compounds may be utilized to improve product appearance, texture, color, fragrance, flavor, and health benefit.

•
Starch Processing.    Starch processing enzymes modify starch to produce higher value end products, such as high fructose corn syrup and ethanol. We are developing new enzymes to significantly reduce the costs and energy requirements by eliminating the need for process adjustments and by eliminating waste.

•
Oil and Gas Well Breakers.    We have developed thermostable enzyme breakers that improve viscosity control and are designed for use in deep and high temperature wells. These enzyme breakers allow for improved extraction of oil and gas from existing wells, resulting in greater production and increased revenue per well.

•
Pulp and Paper Processing.    We are developing enzymes to aid in pre-bleaching pulp, which would reduce the use of dangerous oxidizer chemicals such as chlorine and sulfite. These improvements could reduce the cost of pulp processing by both reducing the amount of oxidizer chemicals required and the expense associated with treating the harsh chemical waste.

•
Production of Modified Oils.    We are working on developing enzymes to create custom products, such as margarines, cooking oils, and lubricants, through the modification of fats and oils. These enzymes will be directed to improving product qualities, such as reducing the saturated fatty acids in margarine and cooking oils and improving the heat stability of lubricants.

•
Research Reagents & Diagnostics.    Nucleic acid modifying enzymes have applications in both research and diagnostics markets. Research applications include the enzymes utilized in molecular techniques such as amplification of DNA for probe production, gene amplification, cloning, and sequencing. Diagnostic applications include both qualitative probe testing and quantitative analyses such as viral load assays for HIV and Hepatitis B and C. We have identified a large selection of DNA polymerases with a variety of activities and performance characteristics and have licensed three DNA polymerases to Invitrogen Corporation, one of which was commercialized by Invitrogen in September 2000 for the research reagent market. Furthermore, we are increasing our discovery and evolution effort for DNA polymerases and other nucleic modifying enzymes for applications in both the research and diagnostics markets.

Our Strategy

Our goal is to be the leading provider of novel proteins and small molecules for use in pharmaceutical, agricultural, chemical processing, and industrial applications. The key elements of our strategy are to:

Protect and enhance our technology leadership position.    We are unique relative to our competitors in that we have an end-to-end product solution consisting of access to novel genetic material, several technologies capable of screening more than a billion genes per day, multiple evolution technologies for optimizing enzymes, small molecules, monoclonal antibodies, and protein therapeutics, and manufacturing expertise. We have protected our technologies with a substantial portfolio of intellectual property, and we will continue to make investments in developing and protecting these assets.

Deploy our technologies across diverse markets in order to maximize our return on investment.    We are focusing on commercial solutions for a broad range of applications for the pharmaceutical, agricultural, chemical processing, and industrial markets. Products and processes utilizing genes, proteins, antibodies small molecules, gene pathways, and other bioactive molecules are all potential targets. Discoveries or developments made for any particular market may find use in other applications, resulting in enhanced revenues, more efficient use of corporate resources, and increased return on investment.

Pursue additional strategic alliances with market leaders to access funding and industry-specific expertise
and to more efficiently develop and commercialize a larger product portfolio.    We intend to continue to enter into strategic alliances with leading corporations in our target markets. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing income from the commercialization of products resulting from the strategic alliances.

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

We believe our ability to create expanded libraries using minute samples of genetic material collected from diverse environments is an important factor to our success. Our need to use only small environmental samples results in minimal impact to the surrounding ecosystem, enabling us to enter into formal genetic resource access agreements. To date, we have entered into legal agreements to obtain samples from Alaska, Bermuda, Costa Rica, Ghana, Iceland, Indonesia, Kenya, Mexico, the Meadowlands Superfund site, Russia, and South Africa. In 1997, we signed a Cooperative Research and Development Agreement with Yellowstone National Park, which was the first agreement of its kind for the U.S. National Park Service. We also access marine and terrestrial samples from Antarctica, as well as deep-sea hydrothermal vents off the shores of Costa Rica and the Pacific Northwest. Many of these samples are taken using deep-sea submersibles such as the ALVIN or remotely operated vehicles like the Jason and Ventana.

We intend to enter into additional agreements to further strengthen our biodiversity access program by expanding the network of countries from which we obtain samples. Using our proprietary techniques to recover the genes from these samples, we have constructed our DiverseLibrary collection. We intend to expand this

DiverseLibrary collection, which we estimate currently contains the total genomes of over 2 million unique microorganisms. We are also making a significant effort to expand our collections of multi-gene pathways, our PathwayLibrary collections. We believe that the application of our proprietary technologies to this vast resource of genetic material will provide us with a myriad of product candidates for attractive commercial applications.

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

We have developed several hundred assays capable of expression-based screening from thousands to over 1 billion clones per day. Our key screening technologies include SingleCell™ screening and high-throughput robotic-based screening. Our ultra high-throughput SingleCell screening system uses Fluorescence Activated

Cell Sorting, or FACS, a technology that enables the rapid identification of biological activity within a single cell or individual organism. Our SingleCell screens have been developed to identify clones based on activity or DNA sequences. This system incorporates a laser with multiple wavelength capabilities and the ability to screen up to 50,000 clones per second, or over 1 billion clones per day. Our robotic screening systems use high-density (1536 wells) microtiter plates and are capable of screening and characterizing over 1 million clones per day.

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

In June 2001, we announced the successful development and automation of our GigaMatrix™ platform, an ultra high-throughput screening platform that is the first system known to utilize plates with a 100,000-well density. Exponentially more efficient than standard 96-, 384-, or 1536-well screening systems, the GigaMatrix platform combines automated robotics and a 100,000-well format contained in the 3.3” x 5” footprint of a standard plate.

The GigaMatrix platform permits rapid screening of genes and gene pathways, and is expected to increase the productivity of our discovery programs for products such as novel enzymes and small molecule drugs. The screening platform is also being adapted to our antibody and protein therapeutic programs, which require rapid screening of the large numbers of antibody and protein variants created by our evolution technologies.

The GigaMatrix technology, employing over 1,000 wells per square centimeter, greatly expands the amount of molecular diversity that can be screened to discover products. The platform also dramatically reduces equipment and operator time through massively parallel dispensing and reading of biological samples. The GigaMatrix plates, with wells each about the diameter of a human hair, are reusable and require only miniscule volumes of reagents, making them highly cost effective.

Our DirectEvolution® Technologies

The genetic code is structured such that a sequence of three nucleotides defines an amino acid. Nature uses 20 common amino acids in proteins arranged in a sequence, defining the protein structure and activity. Over the course of almost 4 billion years of evolution, nature has sampled countless sequence possibilities to evolve proteins to function optimally within the cell. However, when a protein is removed from its natural cellular environment and used to perform reactions, such as an enzyme used to catalyze a chemical process, its function may not be optimal. Laboratory methods can accelerate the evolutionary process of optimization outside of the cell by creating a large number of variants for screening. In the traditional method for improving proteins, called site-directed mutation, a single site is typically targeted for change based on prior knowledge of the protein structure. Other traditional techniques, including random mutation, typically produce single nucleotide changes which can only access a limited number of alternative amino acids, typically fewer than 6 of the possible 19 alternatives. These methods are limited by their inability to produce all DNA and amino acid sequence variations. Furthermore, the large number of resulting sequences presents formidable screening challenges.

We believe our techniques overcome the limitations of these traditional methods, not only because of our superior screening capabilities, but also by increasing the number and types of sequence variations we can create. Our evolution technologies used to modify the DNA sequence of the genes, our DirectEvolution technologies, include Gene Site Saturation Mutagenesis (GSSM) and Tunable GeneReassembly. Our GSSM technology is a patented method of creating a family of related genes that all differ from a parent gene by at least a single amino acid change at a defined position. By performing GSSM on a gene encoding a protein, we create all possible single, double, and/or triple amino acid codon substitutions within that protein, removing the need for prior knowledge about the protein structure and allowing all possibilities to be tested in an unbiased manner. The family of variant genes created using GSSM is then available to be screened for proteins with improved qualities, such as increased ability to work at high temperature, increased reaction rate, resistance to deactivating chemicals, or other properties important in a chemical process. Individual changes in the gene that cause improvements can then be combined to create a single highly improved version of the protein. Additionally, our patented GSSM methodology employs a more cost-effective approach than other methods of site-directed mutation.

In addition to altering single genes using our patented GSSM technique, we use our proprietary Tunable GeneReassembly technologies for the reassembly of related or unrelated genes from two or more different species or strains. Our Tunable GeneReassembly technologies recombine multiple genes to create a large population of new gene variants. The new genes created by Tunable GeneReassembly are then screened for one or more desired characteristics. This evolutionary process can be repeated on reassembled genes until new genes expressing the desired properties are identified. Tunable GeneReassembly technologies can be used to evolve properties which are coded for by single genes, multiple genes and entire genomes. While we have received a patent for one of our processes of gene shuffling based on interrupted DNA synthesis and reassembly, our suite of multiple, proprietary evolution technologies is not limited to traditional shuffling techniques. For instance, unlike widespread shuffling technologies that require highly related gene sequences to achieve successful recombination, our proprietary Tunable GeneReassembly technology also allows unrelated genes to be combined to maximize evolved improvements.

We believe that the ability to selectively apply our GSSM or Tunable GeneReassembly technologies to optimize proteins provides us with a distinct competitive advantage. GSSM is better suited in some situations, for example, in the optimization of a protein’s stability or its immune response characteristics. With respect to stability, applying GSSM may significantly improve temperature tolerance through combining amino acid alterations at defined positions, while maintaining the protein’s overall characteristics, such as specificity. In one program, we have used this technology to improve enzyme stability by a factor of 30,000. Similarly, adverse immune system responses may be avoided by the incremental changes created by GSSM. In contrast, random shuffling technologies, which cause block shifts in DNA structure, are more likely to reduce stability and create undesirable immune response characteristics. On the other hand, when optimizing for activity, expression, and specificity, both GSSM and Tunable GeneReassembly can produce optimal results. Because we have multiple evolution technologies combined with optimal natural enzymes to which we apply these evolution methodologies, we believe that we are well-positioned to provide the best solutions to our customers.

Our SciLect™ Data Management and Analysis System

We have developed a leading edge, web-based relational scientific database for internal purposes, the SciLect database. Our SciLect system provides a secure, reliable, and accurate source for storage, retrieval and analysis of vast amounts of proprietary biological data. This system includes custom-developed and third-party bioinformatics software tools which assist in the acquisition and analysis of complex data relating to genes, proteins, sequence similarity to known genes, three-dimensional structure prediction, and biological pathways. The SciLect 2.0 database has been fully developed and is now being used across the organization. New features are also being developed to allow visual data navigation of complex data and relationships. This new tool will allow faster access to data than traditional and commercial tools that are available.

Utilizing the combination of SciLect and public databases, we are able to first verify that we have a unique gene. We are then able to mine public databases for previously unidentified proteins that can be added to our portfolio of patented proteins. Publicly available databases of proteins and genomic data are imported daily to our secure environment. Through the use of SciLect, we have assembled the world’s largest proprietary database of activity screened, and patent-protected, unique gene sequences.

Production—Host Cell Optimization

Production of proteins and pathway products has historically been very challenging due to the difficulty of producing commercial quantities of these products in traditional host organisms. This problem can be overcome by finding or developing a more suitable host organism. In the past, random mutation has been used in an effort to create more efficient hosts. We believe our host cell optimization processes will accelerate this effort. We are working on a number of host organisms to improve their functionality as production hosts by:

•	Sequencing the complete DNA of a host organism;

•	Evolving the host genome by adding, removing, or modifying genes that, when substituted or modified, will improve production or permit the host to grow better under industrial conditions;

•	Analyzing RNA dynamics, proteomics, and metabolomics to monitor the effects of changes on the production of enzymes and pathway products and continuing to engineer changes; and

•	Applying our screening technologies to rapidly characterize the effects of these changes.

As part of our host cell optimization and pharmaceutical programs, we have developed extensive DNA sequencing capabilities for sequencing the genomes of selected microorganisms, both internally and in collaboration with The Celera Genomics Group. As part of our internal sequencing efforts, we sequenced the entire genome of Aquifex aeolicus, which was later published as an article entitled “The complete genome of the hyperthermophilic bacterium Aquifex aeolicus.” This paper, published in Nature in 1997, represented an important achievement for our microbial genome sequencing program. When the Nature paper was published, the genome of A. aeolicus was the first high temperature bacterium sequenced and was one of the first complete genomes to be sequenced. This allowed scientists to compare its genome sequence, and the way its genes were organized, to those of other bacteria, to see how evolutionarily conserved different groups of genes were. Since its publication in Nature in 1997, this article has been cited in more than 250 scientific papers. In addition, under a DNA sequencing collaboration we entered into with The Celera Genomics Group in December 2000, we obtained the entire genome sequence of the Streptomyces diversa™ microorganism, a proprietary discovery and production host microbe important to both our host cell and pharmaceutical programs. The availability of the genome sequence, together with the application of technologies permitting the global analysis of gene expression at both the RNA and protein levels, and the extensive array of tools available for the genetic manipulation of this organism, will enable us to fully utilize S. diversa for the production of novel compounds of pharmaceutical interest.

Products

To date, we have successfully commercialized two products for oil and gas well fracturing operations: Pyrolase 160 enzyme and Pyrolase 200 enzyme. Sales of Pyrolase 160 enzyme commenced in January 1999, only two years after project initiation. In 2000, we commercialized Pyrolase 200 enzyme, a second-generation oil field product that functions at a wider temperature range. Additionally, one of our collaborators, Invitrogen Corporation, has successfully commercialized ThermalAceTM enzyme, a thermostable DNA polymerase that we identified and developed. We have granted Invitrogen exclusive rights to commercialize three thermostable DNA polymerase enzymes for the molecular biology research supply market, the first of which is ThermalAce. Under the license agreement, we are entitled to receive royalties on sales of these enzymes, while retaining rights to the diagnostics market.

We have developed a pipeline of product candidates across multiple markets, both independently and in collaboration with strategic partners. Our product development strategy is to target high-value applications with an average of 70% gross margin, for which our technologies can deliver superior, patent-protected product solutions.

In 2002, we anticipate the launch of five new products. Additionally, we are advancing products in our pipeline independently and with strategic partners, with the goal of commercializing an additional 19 products by the end of 2004. These products will target applications such as feed and food additives, enzymes for baking and malting, flavor and fragrance ingredients, industrial enzymes for processing textiles and pulp and paper, as well as enzymes for peptide synthesis and for the production of chiral intermediates.

Current Alliances And Other Agreements

Current Alliances

Our strategy includes pursuing strategic alliances with market leaders in our target markets. In exchange for selected rights to future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners’ established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of products. As of February 28, 2002, past and committed future funding from corporate partners totaled over $133 million, excluding equity investments and future success-based payments, of which $86.7 million had been received as of such date. Our partners have also purchased $9.2 million of our equity securities.

Collaborative revenue accounted for 97% of total revenue for the year ended December 31, 2001, 94% of total revenue for the year ended December 31, 2000, and 89% of total revenue for the year ended December 31, 1999.

To date, we have entered into the following strategic alliances:

Syngenta

In January 1999, we entered the agricultural biotechnology arena through a strategic alliance with Syngenta Biotechnology, Inc. (formerly Syngenta Agribusiness Biotechnology Research, Inc.), referred to below as Syngenta. This alliance covers a multi-project collaborative research and development agreement to develop products for crop enhancement and improved agronomic performance. Under the terms of the agreement, we are utilizing our unique discovery and screening technologies to identify and optimize genes and gene pathways for use in transgenic crops. The initial projects focus on new genomic approaches that will provide improved performance and quality traits in crops and enhance production. In conjunction with the transaction, Syngenta purchased 5,555,556 shares of our Series E convertible preferred stock, paid a technology access fee, and provided project research funding to us, for aggregate total proceeds of $12.5 million. We recognized the research payments on a percentage of completion basis as research was performed. We recognized the technology access fee in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, we expanded our collaboration agreement with Syngenta to further develop and optimize novel synthesis routes to crop protection chemicals. Under the terms of the agreement, we will receive research payments, milestones, and product royalties. We receive additional funding as projects are added under this agreement.

In December 1999, we formed a five-year, renewable strategic alliance with Syngenta Seeds AG, referred to below as Syngenta Seeds. Through a contract joint venture, named Zymetrics, we are pursuing opportunities jointly with Syngenta Seeds in the field of animal feed and agricultural product processing. Both parties share in the management of the venture and fund a portion of its sales and marketing costs. Under the agreement, Syngenta Seeds receives exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay us $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and $5.0 million was paid in June 2001. We initially recorded the amount due in June 2001 at its present value on the date of the agreement of $4.0 million. We are recognizing the technology access fee as revenue on a straight-line basis over the term of the agreement. We recognize research funding as the research is performed, and milestone payments are recognized as revenue when earned. We will receive a share of the profits in the form of royalties on any product sales.

Either party may terminate these agreements in the event a material breach remains uncured for 90 days. Syngenta may terminate these agreements within 60 days of a change of control of Diversa.

Revenue recognized under the Syngenta and Syngenta Seeds agreements was $13.9 million, $12.3 million, and $6.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

In June 2000, we formed a 50/50 joint venture with Dow, named Innovase LLC, to develop and commercialize innovative products for the industrial enzyme market segment. Our technologies permit the development of enzymes with improved stability against the conditions limiting the use of today’s enzymes. Innovase will employ Dow’s world-class process development and manufacturing capabilities to deliver useful products for meeting consumer needs. We have contributed several late-stage product candidates that we expect Innovase to commercialize within 12 to 30 months. Under the various joint venture related agreements, we receive exclusivity fees, technology development fees, and research and development payments over a five-year period. We are also required to fund certain operating expenses of the joint venture, excluding certain expenses for which Dow is responsible under the joint venture agreement.

In November 2000, we signed an agreement with Dow’s Custom and Fine Chemicals (formerly Contract Manufacturing Services) business unit to jointly market our respective abilities to pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients, pharmaceutical intermediates, and other fine chemicals. Chiral technologies permit the separation of an active ingredient from its undesired counterpart. This affords lower toxicity, higher efficacy, lower manufacturing costs, and patent life extensions to the pharmaceutical industry. Under the terms of the agreement, we will receive technology access fees, research and development payments, milestone payments, and royalty payments from sales of end products by Dow.

Revenue recognized under the Dow agreements was $15.2 million, $9.0 million, and $2.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Finnfeeds International Ltd

In May 1996, we entered into a collaboration agreement with Finnfeeds International Ltd to jointly identify and develop a novel phytase enzyme that when used as an additive in animal feed applications allows higher utilization of phytic acid phosphates from the feed, thereby increasing its nutritional value. The addition of phytase to animal feed reduces the need for inorganic phosphorus supplementation and lowers the level of harmful phosphates that are introduced to the environment through animal waste, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. In conjunction with the agreement, we issued 844,444 shares of our Series C redeemable convertible preferred stock to Finnfeeds for $1.9 million. We received and recognized as revenue $0.8 million in research funding over the period from May 1996 through December 1998. The only obligation of ours under this agreement was to perform research activities.

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

GlaxoSmithKline plc

In December 2000, we entered into a drug discovery research collaboration with Glaxo Research and Development Limited, a wholly owned subsidiary of GlaxoSmithKline plc, to identify pharmaceuticals derived from our recombinant multi-gene PathwayLibrary™ collections. Under this non-exclusive research agreement, we are performing research jointly with Glaxo to identify novel small molecules from our PathwayLibrary collections and to screen these molecules for specific pharmaceutical activity. Glaxo will receive exclusive worldwide rights to designated biomolecules selected for commercialization. The agreement may be terminated at any time upon mutual written consent of both parties or on 30 days’ notice by either party following the one-year anniversary of the agreement.

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

Invitrogen Corporation

In March 1999, we signed an agreement with Invitrogen Corporation for the exchange of proprietary technologies and products in specified fields of use. Under the terms of the agreement, we have an exclusive license to use Invitrogen’s TOPO Cloning technology in the field of cloning nucleic acids from mixed populations and uncultured organisms. Invitrogen has an option to access selected proprietary DNA modifying enzymes for use in the research reagent marketplace. The TOPO Cloning technology broadens our portfolio of cloning technologies. We paid Invitrogen a license fee and will pay an annual maintenance fee in exchange for materials. Each party will have a royalty obligation for the life of the patent rights on product sales that incorporate the licensed technology. We can terminate this agreement with 90 days written notice. Invitrogen can terminate with 90 days written notice upon our failure to make any payment or immediately upon our default if uncured within 90 days.

Terragen Discovery, Inc.

In November 1999, we signed a royalty-free cross-license agreement with Terragen Discovery, Inc. granting non-exclusive, worldwide license rights for the life of specified patents. We granted rights to selected patents that protect accessing genomes of uncultured organisms for the discovery of pathways producing novel small molecules for pharmaceutical applications and Terragen granted us co-exclusive rights to patents protecting generation and screening of combinatorial libraries from mixed populations of organisms for all fields of use. Under the agreement, we paid Terragen a $2.5 million license fee and will pay annual maintenance fees for the remaining life of the patents. The term of the licenses we granted to Terragen and that Terragen granted to us will continue until the expiration of all valid claims within the licensed patent rights. Either party may terminate this agreement in the event a material breach remains uncured for 60 days. Both parties have rights to terminate under special conditions.

One Cell Systems, Inc.

In December 1997, we entered into a research license agreement with One Cell Systems, Inc. which provided us with non-exclusive access to One Cell’s proprietary encapsulation technologies for an initial term of twelve months. Under the terms of the agreement, we receive equipment and reagents to use the proprietary technology in exchange for annual payments. The agreement has been extended through December 31, 2002.

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

Biodiversity Access Agreements

Through formal genetic resource access agreements, we have obtained genetic material from Alaska, Bermuda, Costa Rica, Iceland, Ghana, Indonesia, Kenya, Mexico, Russia, South Africa, and Yellowstone National Park. Pursuant to the terms of these agreements, we have obtained non-exclusive access to collect samples from diverse ecosystems, we own products developed and discoveries made from our use of the samples, and we pay a royalty to the other party on the sale of products derived from the samples. All of these agreements expire in 2006 or earlier, and they are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending their resolution of collection guidelines. If an access agreement terminates and a new agreement is not established, we will not collect any further materials from the specified location; however, we will retain the right to use any samples we have already collected. The financial impact of these agreements to us is not significant.

Competition

We are a leader in the field of biomolecule discovery and optimization from biodiversity. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of competitors who are competent in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. is involved in accessing organisms from diverse environments. Maxygen, Inc., Evotec, Phylos, and Applied Molecular Evolution, Inc. have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., ArQule, Inc., and Aurora Biosciences Corporation, a subsidiary of Vertex Pharmaceuticals Inc., perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc. and Medarex, Inc. are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Some of these competitors have significantly greater financial and human resources than we do.

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

Manufacturing Strategy

Our manufacturing strategy is to secure contract manufacturing relationships with qualified third parties possessing sufficient industrial fermentation capacity to meet our commercial production requirements. We place our own technical personnel on site at contract manufacturing facilities to plan and supervise our production. Our employees have extensive experience in scale-up and production of industrial fermentation products, including industrial enzymes. We have cleared regulatory requirements for our first two commercial enzymes, and are producing our first product at commercial scale. We manufacture Pyrolase 160 enzyme and Pyrolase 200 enzyme pursuant to an arrangement with a third party that has the required manufacturing equipment and available capacity to manufacture the product under our direction and oversight. In 2001, our own pilot development facility became operational. This pilot facility is used for developing new manufacturing processes, providing developmental quantities of products for internal and external use, and for producing commercial quantities of smaller-scale specialty products. We will continue to depend on third parties for large-scale commercial manufacturing.

We do not currently depend on any single supplier for the raw materials necessary for the operation of our business. However, we may become dependent on a single supplier in the future.

Government Regulation

Many of our product opportunities, and all of our projects to date, have applications other than as regulated drug products. Non-drug biologically derived products are regulated, in the United States, based on their application, by either the FDA, the Environmental Protection Agency (EPA) or, in the case of plants and animals, the United States Department of Agriculture (USDA). In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and GRAS (Generally Recognized As Safe) substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process, ranging from six months to three years.

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

Outside of the United States, scientifically-based standards, guidelines and recommendations pertinent to transgenic and other products intended for the international marketplace are being developed by, among others, the representatives of national governments within the jurisdiction of the standard-setting bodies, including Codex Alimentarius, the International Plant Protection Convention, and the Office des International Epizooties. The use of the existing standard-setting bodies to address concerns about products of biotechnology is intended to harmonize risk-assessment methodologies and evaluation of specific products or classes of products.

Proprietary Rights

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, to maintain trade secrets, to operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. As of February 5, 2002, we owned 57 issued patents relating to our technologies, had received notices of allowance with respect to 8 other patent applications and had over 260 patents pending. In addition, as of February 5, 2002, we had in-licensed 11 additional patents or patent applications that we believe strengthen our patent position.

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

We also rely on trade secrets, technical know-how, and continuing invention to develop and maintain our competitive position. We have taken security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets.

Employees

As of December 31, 2001, we had 276 full-time employees, 88 of whom hold Ph.D. degrees. Of these employees, 226 were engaged in research and development and 50 were engaged in business development, finance and general administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Scientific Advisory Board

We have established a select group of scientists to advise us on scientific and technical matters in areas of our business. The scientific advisors are compensated with a $15,000 annual fee, payable quarterly. We have also entered into consulting and other agreements with a number of our scientific advisors under which they have received options to purchase shares of our common stock.

None of our scientific advisors is employed by us and they may have other commitments to, or consulting or advisory contracts with, their employers or other entities that may conflict or compete with their obligations to us. Our scientific advisors include:

Name	Title/Affiliation
Karl O. Stetter, Ph.D.	Chairman and Professor of Microbiology University of Regensburg, Germany

Robert M. Kelly, Ph.D.	Professor of Chemical Engineering North Carolina State University

George M. Whitesides, Ph.D.	Chairman and Professor of Chemistry Harvard University

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report, and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $15.7 million for the year ended December 31, 2001 and approximately $8.4 million for the year ended December 31, 2000. As of December 31, 2001, we had an accumulated deficit of approximately $81.4 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from strategic alliances and grants, and we expect that substantially all of our revenue for the foreseeable future will result from payments from strategic alliances.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only two products ourselves, PyrolaseTM 160 enzyme and PyrolaseTM 200 enzyme, and only one of our strategic partners, Invitrogen Corporation, has incorporated our technologies or inventions into its own commercial product from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our strategic partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our strategic partners, and our failure to successfully manage our existing and future strategic alliance relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with Aventis Animal Nutrition S.A., Celera Genomics, Finnfeeds International Ltd (a unit of Danisco Cultor), The Dow Chemical Company, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. We have also formed joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics). We expect to derive significant future revenue from these agreements and joint ventures. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner may devote to our products. Any of our present or future strategic partners may not perform their obligations as expected. These strategic partners may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance agreements;

•	We develop products and processes or enter into additional strategic alliances that conflict with the business objectives of our strategic partners;

•	We disagree with our strategic partners as to rights to intellectual property we develop;

•	We are unable to manage multiple simultaneous strategic alliances;

•	Our strategic partners become competitors of ours or enter into agreements with our competitors;

•	Our strategic partners become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

We do not have the capacity to manufacture products on a commercial scale. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with a third party that has the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme and Pyrolase 200 enzyme under our direction and oversight. While we completed construction of our own pilot development facility in 2001, we continue to depend on third parties for large-scale commercial manufacturing.

Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners or customers.

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

•
Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products, which could influence public acceptance of our technologies and products;

•
Public attitudes regarding, and potential changes to laws governing, ownership of genetic material which could harm our intellectual property rights with respect to our genetic material and discourage strategic partners from supporting, developing, or commercializing our products and technologies; and

•
Governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products, including labeling requirements.

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

We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements, and from private lands under individual agreements with private land owners. If our access to materials under access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2006 or earlier, and they are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending the park’s resolution of collection guidelines.

Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights due to becoming involved in expensive lawsuits or administrative proceedings.

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. As of February 5, 2002, we owned 57 issued patents relating to our technologies, had received notices of allowance with respect to 8 other patent applications, and had 260 patents pending. In addition, as of February 5, 2002, we had in-licensed 11 additional patents or patent applications that we believe strengthen our patent portfolio. Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and methods for defending intellectual property rights.

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

We are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 200 at December 31, 2000 to 276 at December 31, 2001 and expect to significantly increase our headcount to meet our strategic objectives. If our growth continues, it will continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on trade secret protection for our confidential and proprietary information. We have taken security measures to protect our trade secrets and proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.

The biotechnology industry is characterized by rapid technological change, and the area of gene research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our products and technologies becoming obsolete.

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. is involved in accessing organisms from diverse environments for pharmaceutical applications. A number of companies are performing high-throughput screening of molecules. Maxygen, Inc., Applied Molecular Evolution, Inc., and Evotech have alternative evolution technologies. Integrated Genomics, Inc., Myriad Genetics, Inc., ArQule, Inc., and Aurora Biosciences Corporation, a subsidiary of Vertex Pharmaceuticals Inc., perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International, Inc. are involved in the development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc. and Medarex, Inc. are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

In the United States, products for our target markets are regulated based on their application, by either the FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. While substantially all of our projects to date have focused on non-human applications of our technologies and products outside of the FDA’s review, in the future we may pursue strategic alliances for further research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any drug product candidates must also be approved by the regulatory agencies of foreign governments before any product can be sold in those countries. Under current FDA policy, our products, or products of our strategic partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products. We have not submitted an investigational new drug application for any product candidate, and no drug product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere. The EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA.

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

If we require additional capital to fund our operations, we may need to enter into financing arrangements with unfavorable terms or which could adversely affect the ownership interest and rights of our common stockholders as compared to our other stockholders. If such financing is not available, we may need to cease operations.

We currently anticipate that our available cash resources and receivables and committed funding from strategic partners will be sufficient to meet our capital requirements for the foreseeable future. However, our capital requirements depend on several factors, including:

•	The level of research and development investment required to maintain our technology leadership position;

•	Our ability to enter into new agreements with strategic partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products;

•	The timing and willingness of strategic partners to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel; and

•	Our need to acquire or license complementary technologies or acquire complementary businesses.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the year ended December 31, 2001 was $36.0 million, as compared to $24.3 million for the same period in 2000. This increase was primarily due to increased research funding under our strategic collaborations. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	Termination of strategic alliances;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	The ability and willingness of strategic partners to commercialize royalty-bearing products on expected timelines;

•	Our ability to enter into new agreements with strategic partners or to extend the terms of our existing strategic alliance agreements, and the terms of any agreement of this type;

•	Our ability to successfully satisfy all pertinent regulatory requirements;

•	Our ability to successfully commercialize products developed independently and the demand for such products; and

•	General and industry specific economic conditions, which may affect our strategic partners’ research and development expenditures.

If revenue declines or does not grow as anticipated due to the expiration of strategic alliance agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to significantly increase operating expenses in 2002. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management, and scientific staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives or our stock price could decline. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our strategic partners in a timely fashion or to support our internal research and development programs. In particular, our product development programs depend on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, and engineers. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

If appropriate opportunities become available, we may consider acquiring businesses, technologies, or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue such a strategy, we could:

•	Issue equity securities which would dilute current stockholders’ percentage ownership;

•	Incur substantial debt; or

•	Assume contingent liabilities.

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

Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, we adopted a share purchase rights plan that has anti-takeover effects. The rights under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board, since the rights may be amended to permit such an acquisition or may be redeemed by us. These provisions in our charter documents, under Delaware law, and in our rights plan could discourage potential take-over attempts and could adversely affect the market price of our common stock. Because of these provisions, our common stockholders might not be able to receive a premium on their investment.

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

The stock market, from time to time, has experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. The market prices of technology companies, particularly life science companies, have been highly volatile. Our stock has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•	Developments in our relationships with current or future strategic partners;

•	Announcements of technological innovations or new products by us or our competitors;

•	Developments in patent or other proprietary rights;

•	Our ability to access genetic material from diverse ecological environments and practice our technologies;

•	Future royalties from product sales, if any, by our strategic partners;

•	Fluctuations in our operating results;

•	Litigation;

•	Developments in domestic and international governmental policy or regulation; and

•	Economic and other external factors or other disaster or crisis.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our officers, directors, and stockholders with at least 5% of our stock together control approximately 33.5% of our outstanding common stock. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

ITEM 2.     PROPERTIES

Our executive office and research and development facility is currently located in San Diego, California. We lease approximately 75,000 square feet of space. This facility is leased through November 15, 2015. To meet our expected growth needs, we have entered into an additional lease agreement for an adjacent 60,000 square foot research and development facility. The facility was completed in the first quarter of 2002, and our anticipated move-in date is April 1, 2002. The lease will commence upon our move-in and continue for a period of fifteen years. In March 2002, we entered into an agreement to sublease approximately 27,000 square feet of our new facility. The sublease is effective April 1, 2002 and will continue for a period of three years with an option for an additional year. We believe that our facilities currently are adequate to meet our requirements.

ITEM 3.     LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

2001	High	Low
First Quarter	$26.25	$9.50
Second Quarter	21.00	13.19
Third Quarter	20.49	7.85
Fourth Quarter	14.95	8.55

2000	High	Low
First Quarter (from February 14, 2000)	$169.19	$34.00
Second Quarter	49.00	15.56
Third Quarter	47.38	22.50
Fourth Quarter	30.50	15.63

As of March 25, 2002, there were approximately 211 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

(b)  The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-92853) relating to our initial public offering of common stock, was February 11, 2000. In addition, in accordance with Rule 462(b) under the Securities Act, we filed a subsequent registration statement on Form S-1 (No. 333-30290) that related to the first registration statement that we had filed for our initial public offering of common stock, and the effective date of that subsequent registration statement was February 14, 2000. Under the two registration statements, we sold a total of 8,337,500 shares of our common stock at a price of $24.00 per share to an underwriting syndicate led by Bear, Stearns & Co. Inc., Chase H&Q, and Deutsche Banc Alex. Brown. Of these 8,337,500 shares, 1,087,500 were issued upon exercise of the underwriters’ over-allotment option. The initial public offering resulted in gross proceeds of $200.1 million, $14.0 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. Net proceeds to us were approximately $184.5 million. From the time of receipt through December 31, 2001, the proceeds were applied primarily toward cash and cash equivalents and short term investments.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our statements of operations for the years ended December 31, 2001, 2000, and 1999, and with respect to our balance sheets at December 31, 2001 and 2000 are derived from our financial statements that have been audited by Ernst & Young LLP, which are included elsewhere in this report, and are qualified by reference to such financial statements. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998, and 1997 are derived from our audited financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative revenue	$34,936	$22,883	$9,166	$625	$669
Grant and product revenue	1,103	1,418	1,106	722	486

Total revenue	36,039	24,301	10,272	1,347	1,155
Operating expenses:
Research and development	48,228	26,427	11,275	10,165	7,834
Selling, general and administrative	10,102	7,094	4,121	3,371	4,376
Non-cash, stock-based compensation	2,544	9,869	4,110	1,665	1,245

Total operating expenses	60,874	43,390	19,506	15,201	13,455
Operating loss	(24,835)	(19,089)	(9,234)	(13,854)	(12,300)
Other income (expense)	9,171	11,025	215	344	(92)

Net loss	(15,664)	(8,064)	(9,019)	(13,510)	(12,392)
Dividends payable to preferred stockholders	—	(310)	(66)	—	—
Net loss applicable to common stockholders	$(15,664)	$(8,374)	$(9,085)	$(13,510)	$(12,392)

Historical net loss per share, basic and diluted	$(0.44)	$(0.27)	$(3.86)	$(7.64)	$(7.72)

Historical weighted average shares outstanding	35,243	30,836	2,353	1,768	1,606

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$190,700	$211,256	$5,084	$5,552	$16,607
Working capital	172,049	199,223	13,902	2,470	13,540
Total assets	227,678	235,261	31,072	8,706	20,284
Long-term debt, less current portion	7,739	8,182	2,677	2,202	1,500
Redeemable convertible preferred stock	—	—	48,402	48,402	48,402
Stockholders’ equity (deficit)	183,614	194,074	(42,813)	(45,738)	(34,024)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements related to investments in our core technologies, investments in our internal product candidates, our future net losses, and our future capital requirements, all of which are prospective. Such statements are only predictions, and the actual events or results may differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors Related to Our Business.”

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. We have formed significant joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics, Inc.) focused on near-term commercialization of products for the industrial and agricultural markets, respectively. In addition, we have formed alliances with market leaders, such as Celera Genomics, The Dow Chemical Company, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. Our product-related revenues to date are comprised of research kits, Pyrolase 160 enzyme and Pyrolase 200 enzyme, enzymes used in oil and gas recovery, and royalties from sales of ThermalAce™, a DNA polymerase licensed to Invitrogen Corporation for molecular biology research applications.

We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of environmental and antibody gene libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies.

Our annual revenue has continued to increase significantly since our inception, and for the year ended December 31, 2001, revenue grew 48% compared to the year ended December 31, 2000. This increase was primarily attributable to increased research funding under our strategic collaborations. Revenue from research funding under our collaboration agreements is earned and recognized on a percentage of completion basis as research costs are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from exclusivity fees, technology development fees, milestone payments, and research activities performed on behalf of our joint ventures is included in “Collaborative” revenue in our statements of operations. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of December 31, 2001, we had current and long-term deferred revenue totaling $15.5 million.

We have incurred net losses since our inception. As of December 31, 2001, our accumulated deficit was $81.4 million. We expect to incur additional losses over the next two years as we continue to develop our technologies and fund internal research and development efforts. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under our existing and future collaboration agreements, the initiation and expansion of research and development programs, and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenue

Our revenue increased $11.7 million to $36.0 million for the year ended December 31, 2001 from $24.3 million for the year ended December 31, 2000. This increase was primarily attributable to additional research funding received under our collaborative agreements as well as $2.4 million in milestone and non-recurring payments. Collaborative revenue accounted for 97% of total revenue for the year ended December 31, 2001 and 94% of total revenue for the year ended December 31, 2000.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by project, however, we generally do not track our other research and development costs by project; rather, we track such costs by the type of cost incurred, including personnel costs, facility costs, research supply costs, and outside service costs.

For the year ended December 31, 2001, we estimate that approximately 60% of our research and development expenditures was spent on research activities funded by our collaborators and that 40% was spent on internal product and technology development. Our research and development expenses increased $21.8 million to $48.2 million for the year ended December 31, 2001 from $26.4 million for the year ended December 31, 2000. The increase was primarily due to costs associated with the following:

Personnel Costs.    Costs for research and development personnel for the year ended December 31, 2001 increased by $6.8 million over the year ended December 31, 2000. Our research staff increased from 163 at December 31, 2000 to 226 at December 31, 2001. The increase in staff was to support the increased level of funded research activities as well as our internal investment in two distinct pharmaceutical platforms, our small molecule program and our protein therapeutic/antibody program.

Research Supplies.    Costs for research supplies for the year ended December 31, 2001 increased by $2.3 million over the year ended December 31, 2000. The increase in supplies was due to the increase in our staffing as well as the development of internal technologies that utilize an increased amount of supplies.

Facility Costs.    Facility costs for the year ended December 31, 2001 increased $7.0 million over the year ended December 31, 2000. The increase was primarily attributable to higher rent, utilities, and depreciation as a result of our move into a larger facility in November 2000 to accommodate our headcount growth.

Outside Services.    Outside service costs for the year ended December 31, 2001 increased $1.8 million over the year ended December 31, 2000. The increase was primarily attributable to increased legal costs associated with expanding our intellectual property portfolio, as well as increased costs associated with contract employees.

Research and development expenses for the years ended December 31, 2001 and 2000 are net of non-cash stock-based compensation charges of $0.4 million and $2.1 million, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $3.0 million to $10.1 million for the year ended December 31, 2001 from $7.1 million for the year ended December 31, 2000. This increase was primarily attributable to the expansion of our business development and marketing activities to support the advancement of our products towards commercialization. Additionally, administrative infrastructure costs increased as a result of our growth over the prior year. Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 are net of non-cash, stock-based compensation charges of $2.1 million and $7.7 million, respectively.

Non-Cash, Stock-Based Compensation Charges

Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date such options were granted. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest.

For the year ended December 31, 2001, we recorded amortization of deferred compensation of approximately $1.4 million compared to $3.4 million for the year ended December 31, 2000. We also recorded aggregate non-cash compensation charges of $1.1 million and $2.4 million for the years ended December 31, 2001 and 2000, respectively, for common stock, stock options, and warrants granted to consultants. For the year ended December 31, 2000, we also recorded $4.1 million in non-cash compensation in conjunction with the acceleration of vesting for stock options held by certain employees.

Interest Income, net

Interest income on cash and short-term investments was $10.9 million for the year ended December 31, 2001 compared to $11.7 million for the year ended December 31, 2000. The decrease was due to a decline in short-term interest rates. Also included in interest income for the year ended December 31, 2001 was $0.8 million of amortization related to the discount on a receivable that was collected in June 2001. Interest expense was $1.2 million and $0.6 million for the years ended December 31, 2001 and 2000, respectively. The increase in interest expense was due to interest on borrowings under our equipment financing line of credit.

Other Income (Expense), net

We recorded other income of $484,000 for the year ended December 31, 2001 compared to other expense of $34,000 for the same period in 2000. The increase in other income was due to an increase in the value of warrants that we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc.

Equity in Loss of Joint Venture

We are required to fund certain operating expenses of Innovase LLC, our industrial enzyme joint venture with The Dow Chemical Company (“Dow”) formed in June 2000. Our share of the net income or loss of Innovase LLC, excluding certain expenses for which Dow is solely responsible under the joint venture agreement, is recorded utilizing the equity method of accounting. We recorded equity in the loss of Innovase

LLC in the amount of $1.8 million for the year ended December 31, 2001 compared to $76,000 for the same period in 2000. The increase is primarily due to personnel and regulatory costs incurred by Innovase LLC.

Costs related to Zymetrics, Inc., our contract joint venture with Syngenta Seeds AG, are recorded as selling, general and administrative expense as incurred, as we do not have an ownership interest in Zymetrics, Inc.

Provision for Income Taxes

For the year ended December 31, 2001, we incurred a net operating loss and, accordingly, did not record a provision for income taxes. For the year ended December 31, 2000, we recorded no provision for income taxes, as we utilized approximately $7.1 million and $6.7 million in federal and state net operating loss carryforwards, respectively, to offset taxable income resulting from up-front payments received from our collaborators. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $44.2 million, which begin to expire in 2009. The net operating loss carryforwards for state tax purposes were approximately $25.4 million, which will continue to expire in 2002 unless utilized. We also had federal and state tax credit carryforwards of approximately $2.0 million and $2.1 million, respectively, which begin to expire in 2009. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating losses and credits prior to utilization.

Years Ended December 31, 2000 and 1999

Revenue

Our revenue increased $14.0 million to $24.3 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999. This increase was primarily attributable to the addition of several new collaboration agreements signed in 1999 and 2000. Collaborative revenue from collaborations accounted for 94% of total revenue for the year ended December 31, 2000 and 89% of total revenue for the year ended December 31, 1999.

Research and Development Expenses

Our research and development expenses increased $15.1 million to $26.4 million for the year ended December 31, 2000 from $11.3 million for the year ended December 31, 1999. This increase was primarily attributable to personnel costs as our research staff increased from 66 at December 31, 1999 to 163 at December 31, 2000 to support the expansion of collaborative research activities, as well as investment in several key internal programs and technologies. Research and development expenses for the years ended December 31, 2000 and 1999 are net of non-cash, stock-based compensation charges of $2.1 million and $0.9 million, respectively.

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

Non-Cash, Stock-Based Compensation Charges

For the year ended December 31, 2000, we recorded amortization of deferred compensation of approximately $3.4 million compared to $3.0 million for the year ended December 31, 1999. We also recorded aggregate non-cash compensation charges of $6.5 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively. For 2000, the compensation charges consisted of $4.1 million in conjunction with the acceleration of vesting for stock options held by certain employees and $2.4 million for common stock, stock options, and warrants granted to consultants.

Interest Income (Expense)

Interest income increased to $11.7 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999, due to higher average cash balances as a result of our initial public offering in February 2000. Interest expense increased to $0.6 million for the year ended December 31, 2000 from $0.4 million for the year ended December 31, 1999. This increase was primarily attributable to the interest on borrowings under our equipment financing line of credit.

Other Income (Expense)

Other expense was $34,000 for the year ended December 31, 2000 compared to other income of $79,000 for the year ended December 31, 1999. The increase in other expenses was primarily attributable to costs associated with the move to our new facility in November 2000.

Equity in Loss of Joint Venture

We recorded equity in loss of Innovase LLC, our industrial enzyme joint venture with The Dow Chemical Company formed in June 2000, in the amount of $76,000 for the year ended December 31, 2000. The costs were associated with start-up activities incurred by Innovase LLC.

Provision for Income Taxes

For the year ended December 31, 2000, we recorded no provision for income taxes, as we utilized approximately $7.1 million and $6.7 million in federal and state net operating loss carryforwards, respectively, to offset taxable income resulting from up-front payments received from our collaborators. For the year ended December 31, 1999, we incurred a net operating loss and, accordingly, did not record a provision for income taxes.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $82.7 million in funding from our inception through December 31, 2001, and are also committed to fund at least an additional $51.2 million through 2005 subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As of December 31, 2001, we had cash, cash equivalents, and short-term investments of approximately $190.7 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through capital leases and equipment financing line of credit agreements. In September 2001, we entered into a new equipment financing line of credit with a lender to finance up to $5.0 million in equipment purchases through June 2002. As of December 31, 2001, we had utilized all amounts under the existing arrangement. We anticipate funding our capital requirements of $10 – 12 million in 2002 under new financing arrangements, if available on satisfactory terms, and with available cash.

In 2000, we entered into a lease agreement for our second research and development facility to be built to our specifications. The facility was completed in the first quarter of 2002, and our anticipated move-in date is April 1, 2002. As of December 31, 2001, we had incurred costs of approximately $4.0 million for property and equipment related to the new facility, which was funded through available cash. During 2002, we anticipate funding approximately $2 million in additional property and equipment costs related to the new facility.

Our operating activities used cash of $9.3 million for the year ended December 31, 2001 compared to $27.0 million of cash provided in the year ended December 31, 2000. Our cash used by operating activities consisted primarily of cash used to fund operations. Our cash provided by operating activities in 2000 resulted primarily from up-front payments received under our collaboration agreements.

Our investing activities provided cash of $8.1 million for the year ended December 31, 2001 compared to $159.9 million of cash used primarily to purchase short-term investments in the year ended December 31, 2000. Our investing activities in 2001 consisted primarily of sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Our financing activities provided cash of $8.2 million for the year ended December 31, 2001 compared to $192.8 million for the year ended December 31, 2000. Our financing activities in 2001 consisted primarily of advances under notes payable and proceeds from the exercise of stock options and warrants, partially offset by payments on notes payable. Our financing activities in 2000 consisted primarily of the sale of common stock in our initial public offering in February 2000.

The following table summarizes our contractual obligations at December 31, 2001.

	Total	Less Than 1 Year	1-3 Years	After 3 Years
Contractual Obligations
Long-term debt	$14,414,000	$3,649,000	$8,600,000	$2,165,000
Capital lease obligations	3,128,000	1,281,000	1,652,000	195,000
Operating leases	75,212,000	4,726,000	9,457,000	61,029,000
License agreements	1,600,000	270,000	430,000	900,000

Total Contractual Obligations	$94,354,000	$9,926,000	$20,139,000	$64,289,000

We expect that our current cash and cash equivalents, short-term investments, and funding from existing strategic alliances and grants will be sufficient to fund our operations, including our contractual obligations, for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to establish new strategic alliance relationships, the timing and success of our commercial products, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or strategic alliances, which could dilute some stockholders’ ownership interests and adversely affect their rights.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, stock-based compensation, and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Revenue from research funding under our collaboration agreements is earned and recognized on a percentage of completion basis as research costs are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from exclusivity fees, technology development fees, milestone payments, and research activities performed on behalf of our joint ventures is included in “Collaborative” revenue in our Statements of Operations. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of December 31, 2001, we had current and long-term deferred revenue totaling $15.5 million.

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of December 31, 2001, we had long-lived assets with a net book value of $30.5 million.

We record non-cash, stock-based compensation expense for stock options issued to consultants. We periodically remeasure the value of these stock options as they vest, which requires us to make assumptions regarding the volatility of our stock and the expected life of the options. Actual results could differ from those assumptions, which may affect the amount of expense we record.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2001, we had $28.4 million in gross deferred tax assets, which were fully offset by a valuation allowance.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“SFAS 141” and “SFAS 142”), Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We do not believe adoption of these statements will have a material impact on our results of operations, financial position, or cash flows.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, Reporting The Results of Operations—Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We do not believe adoption of this statement will have a material impact on our results of operations, financial position, or cash flows.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our capital lease obligations and notes payable, the interest rates under which are closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at December 31, 2001 by $1.0 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Diversa Corporation

We have audited the accompanying balance sheets of Diversa Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversa Corporation at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ER	NST & YOUNG LLP

San Diego, California
January 25, 2002

DIVERSA CORPORATION

BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$69,390,000	$62,382,000
Short-term investments	121,310,000	148,874,000
Accounts receivable	2,908,000	587,000
Other current assets	1,461,000	5,849,000

Total current assets	195,069,000	217,692,000
Property and equipment, net	28,345,000	14,903,000
Acquired technology rights, net	2,174,000	2,331,000
Other assets	2,090,000	335,000

Total assets	$227,678,000	$235,261,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,444,000	$2,002,000
Accrued liabilities	7,047,000	6,108,000
Deferred revenue	6,848,000	8,101,000
Current portion of capital lease obligations	1,032,000	819,000
Current portion of notes payable	3,649,000	1,439,000

Total current liabilities	23,020,000	18,469,000

Capital lease obligations, less current portion	1,656,000	2,688,000
Notes payable, less current portion	10,765,000	5,494,000
Deposit from sublessee	—	300,000
Long-term deferred revenue	8,623,000	14,236,000

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock–$0.001 par value; 65,000,000 shares authorized, 35,500,802 and 34,890,806 shares issued and outstanding at December 31, 2001 and 2000, respectively	36,000	35,000
Additional paid-in capital	263,626,000	260,929,000
Deferred compensation	(734,000)	(2,137,000)
Accumulated deficit	(81,389,000)	(65,725,000)
Accumulated other comprehensive income	2,075,000	972,000

Total stockholders’ equity	183,614,000	194,074,000

Total liabilities and stockholders’ equity	$227,678,000	$235,261,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenue:
Collaborative	$34,936,000	$22,883,000	$9,166,000
Grant and product	1,103,000	1,418,000	1,106,000

Total revenue	36,039,000	24,301,000	10,272,000
Operating expenses:
Research and development (net of non- cash, stock-based compensation charges of $407,000, $2,137,000, and $874,000 in 2001, 2000, and 1999, respectively)	48,228,000	26,427,000	11,275,000
Selling, general and administrative (net of non-cash, stock-based compensation charges of $2,137,000, $7,732,000, and $3,236,000 in 2001, 2000, and 1999, respectively)	10,102,000	7,094,000	4,121,000
Non-cash, stock-based compensation	2,544,000	9,869,000	4,110,000

Total operating expenses	60,874,000	43,390,000	19,506,000

Loss from operations	(24,835,000)	(19,089,000)	(9,234,000)
Other income (expense)	484,000	(34,000)	79,000
Equity in loss of joint venture (Note 3)	(1,839,000)	(76,000)	—
Interest income	11,697,000	11,735,000	527,000
Interest expense	(1,171,000)	(600,000)	(391,000)

Net loss	(15,664,000)	(8,064,000)	(9,019,000)
Dividends payable to preferred stockholders	—	(310,000)	(66,000)

Net loss applicable to common stockholders	$(15,664,000)	$(8,374,000)	$(9,085,000)

Net loss per share, basic and diluted	$(0.44)	$(0.27)	$(3.86)

Shares used in calculating net loss per share, basic and diluted	35,243,000	30,836,000	2,353,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	$—	1,856,343	$2,000	$4,309,000	$(1,692,000)	$(93,000)	$(48,266,000)	$2,000	$(45,738,000)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(9,019,000)	—	(9,019,000)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(19,000)	(19,000)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,038,000)
Issuance of preferred stock, net of issuance costs of $71,000	5,555,556	6,000	—	—	7,248,000	—	—	—	—	7,254,000
Issuance of stock options to former employees as part of severance agreements	—	—	—	—	1,095,000	—	—	—	—	1,095,000
Stock options exercised	—	—	1,089,047	1,000	607,000	—	—	—	—	608,000
Payments received on notes receivable from stockholders	—	—	—	—	—	—	13,000	—	—	13,000
Forgiveness of notes receivable related to employee terminations	—	—	—	—	—	—	44,000	—	—	44,000
Dividends payable to preferred stockholders	—	—	—	—	—	—	—	(66,000)	—	(66,000)
Deferred compensation related to stock options	—	—	—	—	6,843,000	(6,843,000)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,015,000	—	—	—	3,015,000

Balance at December 31, 1999	5,555,556	6,000	2,945,390	3,000	20,102,000	(5,520,000)	(36,000)	(57,351,000)	(17,000)	(42,813,000)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(8,064,000)	—	(8,064,000)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	989,000	989,000

Comprehensive loss	—	—	—	—	—	—	—	—	—	(7,075,000)
Issuance of common stock, net of issuance costs of $15,584,000	—	—	8,337,500	8,000	184,516,000	—	36,000	—	—	184,560,000
Conversion of convertible preferred stock to common stock upon completion of initial public offering	(5,555,556)	(6,000)	22,834,042	23,000	48,385,000	—	—	—	—	48,402,000
Issuance of common stock for payment of dividends to preferred stockholders	—	—	15,641	—	376,000	—	—	(310,000)	—	66,000
Stock options and warrants exercised	—	—	747,438	1,000	1,064,000	—	—	—	—	1,065,000
Issuance of common stock and warrants for services	—	—	10,795	—	700,000	—	—	—	—	700,000
Non-cash compensation related to stock options	—	—	—	—	5,786,000	—	—	—	—	5,786,000
Amortization of deferred compensation	—	—	—	—	—	3,383,000	—	—	—	3,383,000

Balance at December 31, 2000	—	—	34,890,806	35,000	260,929,000	(2,137,000)	—	(65,725,000)	972,000	194,074,000
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(15,664,000)	—	(15,664,000)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	1,103,000	1,103,000

Comprehensive loss										(14,561,000)
Stock options and warrants exercised	—	—	609,996	1,000	1,556,000	—	—	—	—	1,557,000
Non-cash compensation related to stock options	—	—	—	—	1,141,000	—	—	—	—	1,141,000
Amortization of deferred compensation	—	—	—	—	—	1,403,000	—	—	—	1,403,000

Balance at December 31, 2001	—	$—	35,500,802	$36,000	$263,626,000	$(734,000)	$—	$(81,389,000)	$2,075,000	$183,614,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Operating activities:
Net loss applicable to common stockholders	$(15,664,000)	$(8,374,000)	$(9,085,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,976,000	2,988,000	1,498,000
Dividends to Series A, B and D preferred stockholders	—	310,000	66,000
Non-cash, stock-based compensation	2,544,000	9,869,000	4,110,000
Forgiveness of notes receivable	—	—	44,000
Non-cash revenue	(431,000)	—	—
Unrealized gain on warrants held by the Company	(452,000)	—	—
Change in operating assets and liabilities:
Accounts receivable, net	(2,321,000)	14,984,000	(664,000)
Other current assets	4,388,000	(5,190,000)	(609,000)
Other assets	152,000	3,840,000	(47,000)
Accounts payable	2,442,000	1,335,000	433,000
Accrued liabilities	939,000	4,520,000	123,000
Deferred revenue	(6,866,000)	2,751,000	81,000

Net cash provided by (used in) operating activities	(9,293,000)	27,033,000	(4,050,000)
Investing activities:
Purchases of property and equipment	(19,260,000)	(14,639,000)	(1,421,000)
Purchase of acquired technology rights	—	—	(2,500,000)
Purchases of investments	(78,381,000)	(168,365,000)	(26,943,000)
Sales and maturities of investments	107,047,000	23,074,000	25,426,000
Other	(1,324,000)	—	—

Net cash provided by (used in) investing activities	8,082,000	(159,930,000)	(5,438,000)
Financing activities:
Advances under capital lease obligations	—	819,000	1,075,000
Principal payments on capital leases	(819,000)	(589,000)	(922,000)
Proceeds from repayment of notes receivable from stockholders	—	36,000	13,000
Proceeds from notes payable	9,455,000	7,334,000	—
Principal payments on notes payable	(1,974,000)	(401,000)	(552,000)
Proceeds from sales of preferred and common stock, net of issuance costs	1,557,000	185,590,000	7,891,000

Net cash provided by financing activities	8,219,000	192,789,000	7,505,000

Net increase (decrease) in cash and cash equivalents	7,008,000	59,892,000	(1,983,000)
Cash and cash equivalents at beginning of year	62,382,000	2,490,000	4,473,000

Cash and cash equivalents at end of year	$69,390,000	$62,382,000	$2,490,000

Supplemental disclosure of cash flow information:
Interest paid	$1,248,000	$564,000	$451,000

See accompanying notes.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

The Company

Diversa Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 21, 1992 and received initial funding to commence its operations in May 1994. The Company is applying its proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. The Company is directing its integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase.

Short-term Investments

The Company classifies its short-term investments as “Available-for-Sale” as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity (deficit).

Short-term investments consist of the following:

	Amortized Cost	Market Value	Unrealized Gain
December 31, 2001
Corporate debt securities	$61,140,000	$62,040,000	$900,000
U.S. Government and agency obligations	58,095,000	59,270,000	1,175,000

	$119,235,000	$121,310,000	$2,075,000

	Amortized Cost	Market Value	Unrealized Gain
December 31, 2000
Corporate debt securities	$106,788,000	$107,444,000	$656,000
U.S. Government and agency obligations	41,114,000	41,430,000	316,000

	$147,902,000	$148,874,000	$972,000

At December 31, 2001, all of the Company’s investments mature within two years with an average maturity of less than one year.

Gross realized gains from the sale of cash equivalents and marketable securities were approximately $548,000 and $84,000 for the years ended December 31, 2001 and 2000, respectively. There were no realized gains related to such sales for the year ended December 31, 1999. Gross realized losses from the sale of cash equivalents and marketable securities were approximately $19,000 for the year ended December 31, 2001. There were no realized losses related to such sales for the years ended December 31, 2000 and 1999.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company generally invests its excess cash in U.S. Treasury and government agency obligations and investment-grade corporate securities.

During the years ended December 31, 2001, 2000, and 1999, the Company had collaborative research agreements that accounted for 97%, 94%, and 89%, respectively, of total revenue.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

Acquired Technology Rights

In accordance with Accounting Principles Board Opinion (“APB”) No. 17, Accounting for Intangible Assets, technology rights acquired by the Company are recorded at cost. The technology rights acquired in 1999 from Terragen Discovery, Inc. related to patents (see Note 3) and are being amortized over the remaining life of the patents at acquisition (sixteen years). For purposes of evaluating impairment of the acquired technology rights, the Company compares the carrying values and estimated future cash flows of both the acquired rights and the Company’s internally developed technologies on a combined basis. Acquired technology rights are presented net of accumulated amortization of $325,000 and $169,000 as of December 31, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2001.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage of completion basis as research costs are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and amortized over the project period. Fees received for exclusivity in a field are

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. The Company recognizes revenue only on payments that are non-refundable and defers recognition until performance obligations have been completed.

Research and Development

Research and development expenses, including direct and allocated expenses, consist of independent research and development costs, as well as costs associated with sponsored research and development. Research and development costs are expensed as incurred.

Income Taxes

Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities, as well as the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred income tax expense is generally the net change during the year in the deferred income tax assets and liabilities. Valuation allowances are established when realizability of deferred tax assets is uncertain. The effect of tax rate changes is reflected in income tax expense (benefit) during the period in which such changes are enacted. The Company has provided a full valuation allowance against any deferred tax assets.

Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest (see Note 8).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents comprehensive income (loss) in its statements of stockholders’ equity (deficit).

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2001	2000	1999
Net loss applicable to common stockholders	$(15,664,000)	$(8,374,000)	$(9,085,000)
Net loss per share, basic and diluted	$(0.44)	$(0.27)	$(3.86)

Weighted-average shares used in computing net loss per share, basic and diluted	35,243,000	30,836,000	2,353,000

The Company has excluded all convertible preferred stock, and outstanding stock options and warrants from the calculation of diluted net loss per share, because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 5,021,000, 4,151,000, and 25,959,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

Segment Reporting

The Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the financial statements.

Effect of New Accounting Standards

In July 2001, the FASB issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces APB 16, Business Combinations, and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company does not believe adoption of these statements will have a material impact on its results of operations, financial position, or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company does not believe adoption of this statement will have a material impact on its results of operations, financial position, or cash flows.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current format.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Balance Sheet Details

Accounts receivable consist of the following:

	December 31,
	2001	2000
Trade	$12,000	$48,000
Grants	151,000	239,000
Collaborators	2,745,000	300,000

	$2,908,000	$587,000

Property and equipment consist of the following:

	December 31,
	2001	2000
Laboratory equipment	$20,863,000	$14,039,000
Computer equipment	11,453,000	6,514,000
Leasehold improvements	7,066,000	803,000
Furniture and fixtures	2,708,000	1,473,000

	42,090,000	22,829,000
Accumulated depreciation and amortization	(13,745,000)	(7,926,000)

	$28,345,000	$14,903,000

Accrued liabilities consist of the following:

	December 31,
	2001	2000
Compensation	$3,820,000	$2,556,000
Outside services	491,000	1,142,000
Capital purchases	446,000	612,000
Professional fees	303,000	396,000
Property taxes	98,000	105,000
Other	1,889,000	1,297,000

	$7,047,000	$6,108,000

3.    Significant Strategic Alliances

Syngenta

In January 1999, the Company entered into a strategic alliance with Syngenta Biotechnology, Inc. (formerly Syngenta Agribusiness Biotechnology Research, Inc.) (“Syngenta”). Under the agreement, the Company received research funding from Syngenta to conduct multiple independent research projects with the intention of identifying and developing biomolecules that meet the scientific specifications of Syngenta. In conjunction with the transaction, Syngenta purchased 5,555,556 shares of Series E convertible preferred stock, paid a technology access fee, and provided project research funding to the Company, for aggregate total proceeds of $12.5 million. The Company recognized the research payments on a percentage of completion basis as research was performed.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The technology access fee was recognized in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, the Company expanded its collaboration agreement with Syngenta to further develop and optimize novel synthesis routes to crop protection chemicals. Under the terms of the agreement, the Company receives research payments for work performed and is also eligible to receive milestones and product royalties.

In December 1999, the Company formed a five-year, renewable strategic alliance with Syngenta Seeds AG (“Syngenta Seeds”). Through a contract joint venture, named Zymetrics, Inc., the Company and Syngenta Seeds are jointly pursuing opportunities in the field of animal feed and agricultural product processing. Both parties share in the management of the venture and fund a portion of the sales and marketing costs of this venture. Under the agreement, Syngenta Seeds receives exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and $5.0 million was paid in June 2001. The Company initially recorded the amount due in June 2001 at its present value on the date of the agreement of $4.0 million. The technology access fee is being recognized as revenue on a straight-line basis over the term of the agreement. Research funding is recognized as the research is performed, and milestone payments are recognized as revenue when earned. The Company will receive a share of the profits in the form of royalties on any product sales. As the Company does not have an ownership interest in Zymetrics, the Company records expenses associated with the joint venture as they are incurred.

Revenue recognized under the Syngenta and Syngenta Seeds agreements was $13.9 million, $12.3 million, and $6.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

The Dow Chemical Company

In July 1999, the Company expanded its existing strategic alliance with The Dow Chemical Company (“Dow”) to identify and develop enzymes that could be utilized by Dow to manufacture chemical compounds. The Company will receive royalties on any product sales. The Company is amortizing the technology development fees over the period of the agreement. In December 2000, the Company entered into an agreement with Dow to license several enzymes for early stage testing of further application for production of certain chemicals. Under the terms of the agreement, the Company received license fees and is entitled to receive specified royalties upon commercialization of certain products using the licensed enzymes.

In June 2000, the Company formed a 50/50 joint venture with Dow, named Innovase LLC (“Innovase”), to develop and commercialize innovative products for certain fields in the industrial enzyme market. Under the various joint venture related agreements, the Company receives exclusivity fees, technology development fees, and research and development payments from Innovase over a five-year period. The Company is amortizing the exclusivity and technology development fees over the period of the agreements. Research funding is recognized as the research is performed. Revenues earned from the exclusivity and technology development fees and from the research activities performed on behalf of Innovase are included in “Collaborative” revenue in the accompanying statements of operations. The Company is also required to fund certain operating expenses of the joint venture. The Company’s share of the net income (loss) of Innovase, excluding certain expenses for which Dow is solely responsible under the joint venture agreement, is recorded utilizing the equity method of accounting and is included in the accompanying statements of operations. For the years ended December 31, 2001 and 2000, the Company recorded expenses of $1.8 million and $0.1 million, respectively, related to the Company’s equity in the loss of the joint venture.

In November 2000, the Company and Dow, through its Custom and Fine Chemicals (formerly Contract Manufacturing Services) business unit, signed an agreement to jointly market their respective abilities to pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients,

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

pharmaceutical intermediates, and other fine chemicals. Under the terms of the agreement, the Company receives technology access fees and research and development payments. The Company is also eligible to receive milestone payments and royalty payments from sales of end products by Dow. In November 2001, the agreement was expanded to identify additional biocatalytic processes to replace traditional and costly multi-step chemical synthesis.

Revenue recognized under the Dow agreements was $15.2 million, $9.0 million, and $2.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

IntraBiotics Pharmaceuticals, Inc.

In January 2001, the Company entered into a drug discovery, development, and licensing agreement with IntraBiotics Pharmaceuticals, Inc. (“IntraBiotics”). Under the terms of the agreement, the companies worked together to identify and develop novel small molecule drugs derived from the Company’s recombinant natural product libraries that demonstrate antibacterial or antifungal properties.

In June 2001, the Company signed a term sheet releasing IntraBiotics from all obligations under the discovery, development and license agreement. Under the term sheet and subsequent definitive release agreement signed in July 2001, IntraBiotics made additional payments totaling $2.5 million to the Company, which were recorded as revenue when received. The Company also received warrants to purchase 700,000 shares of IntraBiotics’s common stock at an exercise price of $2.00 per share. The warrants are exercisable immediately and expire in four years. Upon receipt of the warrants, the Company recorded $431,000 of revenue, which was equal to the estimated fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%; dividend yield of zero; expected volatility factor of 0.63; and an expected life of two years. The warrants are recorded on the balance sheet at their fair value, and changes in the fair value of the warrants are recorded as other income (expense) in the statements of operations. For the year ended December 31, 2001, the Company recorded $452,000 of other income related to the increase in the fair market value of these warrants.

Revenue recognized under the IntraBiotics agreement was $4.3 million for the year ended December 31, 2001.

GlaxoSmithKline plc

In December 2000, the Company entered into a drug discovery research collaboration with Glaxo Research and Development Limited (“Glaxo”), a wholly owned subsidiary of GlaxoSmithKline plc, to identify pharmaceuticals derived from the Company’s recombinant multi-gene PathwayLibrary™ collections. Under this non-exclusive research agreement, the Company and Glaxo are jointly performing research to identify novel small molecules from the Company’s PathwayLibrary collections, and to screen these molecules for specific pharmaceutical activity. Glaxo will receive exclusive worldwide rights to designated biomolecules selected for commercialization.

Celera Genomics

In December 2000, the Company entered into a collaborative DNA sequencing agreement with The Celera Genomics Group (“Celera”), an Applera Corporation business, to sequence the genomes and discover the genes of selected, uncultured microorganisms contained in the Company’s environmental libraries. The terms of the agreement include a cross-royalty arrangement for products developed under the collaboration.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Finnfeeds International Ltd

In May 1996, the Company entered into a strategic alliance with Finnfeeds International Ltd (“Finnfeeds”) to jointly discover new enzymes for the animal feed market. In conjunction with the agreement, the Company issued 844,444 shares of its Series C redeemable convertible preferred stock to Finnfeeds for $1.9 million. The Company received and recognized as revenue $0.8 million in research funding over the period from May 1996 through December 1998. The only obligation of the Company under this agreement was to perform research activities.

In December 1998, the Company and Finnfeeds entered into a license agreement to commercialize an enzyme developed under the strategic alliance. Under the terms of the agreement, the Company granted Finnfeeds an exclusive license to manufacture, use and sell the developed enzyme. In consideration for the license, the Company will be paid a royalty on related product sales made by Finnfeeds.

Terragen Discovery Inc.

In November 1999, the Company signed a license agreement with Terragen Discovery Inc. (“Terragen”) under which Terragen and the Company agreed to cross license certain technologies. The Company entered into the agreement to obtain exclusive, non-transferrable access to a Terragen technology which could be valuable to competitors. Terragen obtained an exclusive, non-transferable license to certain Diversa technology relating to screening from the environment for small molecules. Under the terms of the agreement, the Company made an initial payment of $2.5 million in 1999 and agreed to make annual payments of $100,000 to Terragen to maintain the patent rights over the remaining patent life. The Terragen license was acquired to enhance the Company’s intellectual property position in combinational libraries. The Company believes the benefits associated with preventing competitors from licensing the Terragen technology exceed the financial costs of the agreement. These benefits include certain marketing advantages as well as increased protection from potential litigation, although there had never been any asserted or unasserted claims against the Company related to this technology. The Company has capitalized the initial payment as an intangible asset, which is being amortized over the sixteen year patent life.

Other Agreements

The Company has signed various agreements with research institutions, as well as governmental and commercial entities. Generally, these agreements call for the Company to pay research support, cost reimbursement, and, in some cases, subsequent royalty payments in the event a product is commercialized. The financial impact of these agreements on the Company is not significant.

4.    Notes Payable

The Company has entered into various equipment financing line of credit agreements with lenders to finance equipment purchases. Under the terms of the credit agreements, equipment purchases are structured as notes and are to be repaid over 48 months at interest rates ranging from 7.41% to 9.35%. The notes are secured by the related equipment. As of December 31, 2001, the Company had utilized all amounts available under the existing lines of credit. The Company expects to enter into similar financing arrangements in 2002 to fund capital requirements.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, the Company’s future minimum principal payments under the equipment financing arrangements are as follows:

Year ending December 31:
2002	$3,649,000
2003	3,965,000
2004	4,635,000
2005	2,165,000
Thereafter	—

14,414,000
Less current portion	(3,649,000)

$10,765,000

5.    Related Party Transactions

In February 2000, the Company initiated a loan program for six employees to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees’ exercise of incentive and non-qualified stock options during 1999. This failure to timely file the Form 83(b) elections exposed the employees to significant personal tax liabilities. To limit the tax exposure, the Company elected to accelerate the vesting of the approximately 207,000 unvested options, and agreed to loan the employees up to $1.6 million in full recourse promissory notes. The acceleration of the unvested options resulted in a non-cash compensation charge to the Company of approximately $4.1 million. Additionally, the Company agreed to directly compensate two individuals a total of approximately $240,000 in cash. As of December 31, 2001 and 2000, the Company had loaned a total of $1,024,000 and $28,000, respectively, to these employees. The notes bear interest at 4.94%, are due in April 2006, and contain certain mandatory prepayment provisions.

6.    Commitments and Contingencies

Leases

The Company leases office and laboratory space as well as equipment under noncancelable leases as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2002	$1,281,000	$4,726,000
2003	1,086,000	5,005,000
2004	566,000	4,452,000
2005	195,000	4,435,000
2006	—	4,557,000

Thereafter	—	52,037,000

Total minimum lease payments	3,128,000	$75,212,000

Amount representing interest	440,000

Present value of minimum capital lease obligations	2,688,000
Less current portion	(1,032,000)

Long-term capital lease obligations	$1,656,000

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2000, the Company relocated its San Diego operations to a 75,000 square foot facility that was built to the Company’s specifications. The operating lease for the facility expires in November 2015. For the years ended December 31, 2001, 2000, and 1999, rent and administrative service expense under operating leases was approximately $3,290,000, $1,428,000, and $533,000, respectively.

In January 2001, under the terms of the facility operating lease, the Company obtained an irrevocable standby letter of credit for $2.2 million from a bank. As a condition, the bank required the Company to invest $2.2 million in the form of a 90-day time deposit. In January 2002, the amount of the letter of credit and related time deposit was reduced to $100,000. The new letter expires in January 2003 and is automatically renewable.

During 2000, the Company entered into a lease agreement for an additional research and development facility to be built to the Company’s specifications. The facility was completed in the first quarter of 2002. The operating lease will become effective on April 1, 2002 and continue for a period of fifteen years.

Equipment acquired under capital leases is included in property and equipment and amounted to $7,207,000 (net of accumulated amortization of $6,477,000 and $4,871,000) as of December 31, 2001 and December 31, 2000. The Company’s capital lease obligations mature at various dates through April 2005, with interest rates ranging from 9.5% to 15.7%.

Litigation

The Company is, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

7.    Preferred Stock and Stockholders’ Equity

Reverse Stock Split

In February 2000, the Company effected a 1-for-2.8806 reverse stock split of the Company’s common stock. All share data have been retroactively restated to reflect the reverse stock split. In conjunction with the reverse stock split, the certificate of incorporation was amended to authorize 65,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Initial Public Offering

On February 17, 2000, the Company completed its initial public offering of 8,337,500 shares of common stock at $24.00 per share, which includes 1,087,500 shares of common stock issued pursuant to the underwriters’ over-allotment option. The combined gross proceeds raised by the Company from the offering and over-allotment option were $200.1 million.

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

From December 21, 1999 through the date of the Company’s initial public offering, the Series A, B, and D preferred stockholders were entitled to a 5% dividend per annum. In February 2000, the Company issued 15,641 shares of common stock for payment of $376,000 of dividends payable to preferred stockholders.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concurrent with the Company’s initial public offering, all of the Company’s redeemable and convertible shares of preferred stock were converted into 22,834,042 shares of common stock.

Shareholder Rights Plan

On December 13, 2000, the Board of Directors of the Company approved the adoption of a shareholder rights plan (the “Rights Plan”). Under the Rights Plan, the Board of Directors declared a dividend of one right to purchase one one-hundredth of a share of Series A junior participating preferred stock (a “Right”) for each share of Company common stock outstanding as of December 22, 2000. The exercise price of each Right is $125.00.

Initially, the Rights trade with the Company’s common stock and are not separately transferable. However, subject to certain exceptions, the Rights will become exercisable (i) at such time that a person (or group of affiliated persons) acquires beneficial ownership of 15% or more of the outstanding Company common stock (an “Acquiring Person”) or (ii) on the tenth business day after a person or entity commences, or expresses an intention to commence, a tender or exchange offer that would result in such person acquiring 15% or more of the outstanding Company common stock.

In the event a person becomes an Acquiring Person, each Right held by all persons other than the Acquiring Person will become the right to acquire one share of Company common stock at a price equal to 50% of the then-current market value of the Company common stock. Furthermore, in the event an Acquiring Person effects a merger of the Company, each Right will entitle the holder thereof to purchase one share of common stock of the Acquiring Person or the Acquiring Person’s ultimate parent at a price equal to 50% of the then-current market value of the Acquiring Person’s or the Acquiring Person’s ultimate parent’s common stock.

The Board of Directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.01 per Right. In addition, the Board of Directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. The Rights will expire on December 12, 2010 if not redeemed prior to such date.

8.    Stock Option Plans and Warrants

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2001, a total of 311,000 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with 2001.

1999 Non-Employee Directors Stock Option Plan

In December 1999, the Company adopted the 1999 Non-Employee Directors Stock Option Plan (the “Non-Employee Director Plan”) and reserved a total of 277,719 shares of common stock for issuance thereunder. Each non-employee director who becomes a director of the Company will be automatically granted a non-qualified stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director. On the day following each annual meeting of stockholders, each non-employee director will automatically be granted a non-qualified option to purchase 5,000 shares of common stock. The exercise price of

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

options under the Non-Employee Director Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Non-Employee Director Plan is ten years. Each grant under the Non-Employee Director Plan will vest in equal monthly installments over three years from the date of grant.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the human resources and non-officer stock option committees of the Board of Directors. Unless terminated sooner by the Board of Directors, the 1997 Plan will terminate in August 2007.

The incentive and non-statutory stock options are granted with an exercise price of not less than 100% and 85%, respectively, of the estimated fair value of the underlying common stock as determined by the Board of Directors. The 1997 Plan allows the purchase of restricted stock at a price that is not less than 85% of the estimated fair value of the Company’s common stock as determined by the Board of Directors.

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2001, the aggregate number of shares which may be awarded under the 1997 Plan is 8,982,633, and an equal number of shares of common stock were reserved for the exercise of these options.

Restated 1994 Employee Incentive and Non-Qualified Stock Option Plan

The Restated 1994 Employee Incentive and Non-Qualified Stock Option Plan (the “1994 Plan”) provided for the granting of incentive or non-qualified stock options to employees and consultants as administered by the human resources committee of the Board of Directors. The incentive stock options were granted with an exercise price of not less than the estimated fair value of the underlying common stock as determined by the Board of Directors. The non-qualified stock options were granted with an exercise price of not less than $0.03.

Options granted under the 1994 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. Options to purchase 951,902 shares have been granted under the 1994 Plan, and 12,175 options remain outstanding related to the 1994 Plan. In August 1997, the 1994 Plan was terminated, and there are no options available for future grant.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Information with respect to the Company’s stock option plans is as follows:

	Shares	Weighted-Average Exercise Price
Balance at January 1, 1999	2,961,000	$0.49
Granted	1,515,000	$3.14
Exercised	(1,089,000)	$0.55
Cancelled	(262,000)	$0.49

Balance at December 31, 1999	3,125,000	$1.73
Granted	1,435,000	$23.84
Exercised	(537,000)	$1.11
Cancelled	(68,000)	$2.07

Balance at December 31, 2000	3,955,000	$9.85
Granted	1,509,000	$13.06
Exercised	(394,000)	$1.68
Cancelled	(91,000)	$19.22

Balance at December 31, 2001	4,979,000	$11.30

At December 31, 2001, options to purchase 2,997,000 shares were exercisable, and approximately 2,861,000 shares remain available for grant.

Following is a further breakdown of the options outstanding as of December 31, 2001:

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$ 0.42—$ 0.58	1,097,000	6.4	$0.56	1,097,000	$0.56
$ 1.73—$ 9.30	1,357,000	8.3	$4.93	1,009,000	$3.43
$10.19—$19.38	1,151,000	9.9	$14.17	7,000	$15.46
$19.50—$88.63	1,374,000	8.6	$23.73	884,000	$25.80

$ 0.42—$88.63	4,979,000	8.3	$11.30	2,997,000	$9.01

The weighted-average fair value of options granted during 2001, 2000, and 1999 was $9.43, $13.63, and $0.38, respectively. As of December 31, 2001, 1,954,000 options were vested.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For 1999, the fair value of these options was estimated using the “Minimum Value” method for option pricing with the following assumptions: risk-free interest rate of 6.50%; dividend yield of 0%; and a weighted-average expected life of the options of five years. For 2001 and 2000, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.90% to 4.99% and 5.24% to 6.76%, respectively; dividend yield of 0%; volatility factor of 73% and 60%, respectively; and a weighted-average expected life of the options of five years.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Years Ended December 31,
	2001	2000	1999
Pro forma net loss applicable to common stockholders	$(21,923,000)	$(11,364,000)	$(9,251,000)
Pro forma basic net loss per share	$(0.62)	$(0.37)	$(3.93)

In connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation, representing the difference between the exercise price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2001, 2000, and 1999, the Company recorded amortization of deferred stock compensation expense of approximately $1.4 million, $3.4 million, and $3.0 million, respectively.

Options Granted to Non-Employees

The Company has granted non-qualified stock options to certain non-employees in connection with consulting agreements. During the years ended December 31, 2001, 2000, and 1999, the Company recorded non-cash, stock-based compensation charges of approximately $1.1 million, $2.4 million, and $1.1 million, respectively, relating to these grants. Unvested options are re-valued as they vest in accordance with SFAS No. 123 and EITF 96-18 using the Black-Scholes model. The options granted and re-valued in 2001 were valued using the following assumptions: risk-free interest rate of 3.07%; dividend yield of 0%; volatility factor of 73%; and a weighted-average expected life of the options of two years.

Warrants

In August 2000, the Company issued 10,795 shares of common stock and warrants to purchase 21,552 shares of common stock at a weighted-average exercise price of $32.45 per share for payment of consulting services with an estimated fair value of $700,000. As of December 31, 2001, warrants to purchase 42,000 shares of common stock at prices ranging from $0.03 to $38.39 were outstanding. All warrants are exercisable and expire at various dates through April 2006.

At December 31, 2001, the Company has reserved shares of common stock for future issuance as follows:

Employee Stock Purchase Plan	311,000
Stock Option Plans	7,840,000
Warrants	42,000

8,193,000

9.    Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. During the years ended December 31, 2001, 2000, and 1999, the Company made cash contributions of approximately $360,000, $80,000, and $54,000, respectively.

10.    Income Taxes

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $28,438,000 and $22,223,000 has been recognized to offset the deferred tax assets at December 31, 2001 and 2000, respectively, as realization of such assets is uncertain.

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$16,917,000	$13,873,000
Deferred revenue	6,303,000	3,599,000
Federal and state tax credits	3,406,000	1,954,000
Allowance and accrued liabilities	1,703,000	1,386,000
Other, net	5,000	1,266,000
Depreciation	104,000	145,000

Total deferred tax assets	28,438,000	22,223,000
Valuation allowance	(28,438,000)	(22,223,000)

Net deferred tax assets	$—	$—

At December 31, 2001, the Company has federal and California net operating loss carryforwards of approximately $44,164,000 and $25,386,000, respectively. The federal net operating loss carryforwards will begin to expire in 2009. The California net operating loss carryforwards will continue to expire in 2002 unless utilized. The Company also has federal and California tax credits of approximately $2,042,000 and $2,098,000, respectively, which begin to expire in 2009.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited due to cumulative changes in ownership of more than 50%.

SELECTED QUARTERLY DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2001. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

	Dec. 31	Sep. 30	June 30	Mar. 31
2001 Quarter Ended
Total revenue	$10,002	$9,060	$8,762	$8,215
Operating expenses	19,342	14,378	14,417	12,737
Net loss applicable to common stockholders	(7,500)	(3,882)	(2,929)	(1,354)
Basic and diluted net loss per common share	(0.21)	(0.11)	(0.08)	(0.04)

	Dec. 31	Sep. 30	June 30	Mar. 31
2000 Quarter Ended
Total revenue	$8,943	$5,578	$5,374	$4,406
Operating expenses	12,662	10,248	9,047	11,432
Net loss applicable to common stockholders	(353)	(1,386)	(637)	(5,997)
Basic and diluted net loss per common share	(0.01)	(0.04)	(0.02)	(0.32)

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions of “Election of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2002 annual meeting.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” (through and including the information under the caption “Executive Compensation—Employment Agreements”), “Report of the Compensation Committee of the Board of Directors on Executive Compensation—Compensation Committee Interlocks and Insider Participation,” and “Performance Measurement Comparison” contained in the proxy statement for our 2002 annual meeting of stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement for our 2002 annual meeting of stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” contained in the proxy statement for our 2002 annual meeting of stockholders.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Index to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3)  Index to Exhibits – See (c) below.

(b)  Reports on Form 8-K

Not applicable.

(c)  Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

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

4.3	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(4)

10.2*	1994 Employee Incentive and Non-Qualified Stock Option Plan, as amended.(4)

10.3*	Form of Stock Option Agreement under the 1994 Employee Incentive and Non-Qualified Stock Option Plan.(4)

10.4*	1997 Equity Incentive Plan.(10)

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan.(4)

10.6*	1999 Non-Employee Directors’ Stock Option Plan(4)

10.7*	Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors’ Stock Option Plan.(4)

10.8*	1999 Employee Stock Purchase Plan.(4)

10.9†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(4)

10.10	Form of Warrant Agreement to purchase Series A Preferred Stock (with schedule of holders attached).(4)

10.11	Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

10.12	Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

10.13	Multi-Tenant Office R&D Building Lease by and between the Company and Sycamore/San Diego Investors, dated September 24, 1996.(4)

10.14	Master Lease Agreement by and between the Transamerica Business Credit Corporation and the Company, dated April 4, 1997.(4)

10.15†	License Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1997 and July 22, 1997.(4)

10.16†	Collaborative Research Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1999 and July 22, 1999.(4)

10.17†	License Agreement by and between the Company and Finnfeeds International Limited, dated December 1, 1998.(4)

10.18†	Collaboration Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999, as amended.(4)

Exhibit Number	Description of Exhibit
10.19†	Stock Purchase Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999.(4)

10.20†	Collaboration Agreement by and between the Company and Rhone-Poulenc Animal Nutrition S.A., dated June 28, 1999.(4)

10.21†	License Agreement by and between the Company and Invitrogen Corporation, dated March 29, 1999.(4)

10.22†	License Agreement by and between the Company and Mycogen Corporation, dated December 1997, as amended on March 6, 1998 and December 19, 1997.(4)

10.23†	Patent Cross-License Agreement by and between the Company and Terragen Discovery Inc., dated November 18, 1999.(4)

10.24†	Joint Venture Agreement by and between the Company and Novartis Seeds AG, dated December 1, 1999.(4)

10.25†	Research Lease by and between the Company and One Cell Systems, Inc., dated February 16, 1999.(4)

10.26†	Research and Development Agreement by and between the Company and Novartis Enzymes, Inc., dated December 1, 1999.(4)

10.27*	Employment Offer Letter to Patrick Simms, dated February 3, 1997.(4)

10.28*	Employment Offer Letter to Jay Short, dated August 30, 1994(4)

10.29*	Employment Offer Letter to Karin Eastham, dated April 2, 1999.(4)

10.30*	Employment Offer Letter to William H. Baum, dated July 31, 1997.(4)

10.31*	Separation Agreement by and between the Company and Terrance J. Bruggeman, effective as of April 12, 1999.(4)

10.32*	Separation Agreement by and between the Company and Kathleen H. Van Sleen, effective as of May 10, 1999.(4)

10.33*	Letter Agreement by and between the Company and Jay M. Short, Ph.D., dated June 25, 1998.(4)

10.34	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.35	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.36†	Limited Liability Company Agreement of New Venture LLC, dated June 29, 2000(5)

10.37†	Industrial Enzymes Research Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

10.38†	Industrial Enzyme License Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

10.39†	Addendum to the “Collaboration Agreement” between Novartis Agribusiness Biotechnology Research, Inc. and the Company, dated September 1, 2000.(6)

10.40†	Master Collaboration Agreement by and between the Company and The Dow Chemical Company, effective as of September 30, 2000.(7)

Exhibit Number	Description of Exhibit

10.41†	Project Agreement by and between The Dow Chemical Company and the Company, effective as of September 30, 2000.(7)

10.42†	Collaborative DNA Sequencing Agreement by and between the Company and PE Corporation (NY), through its Business Unit Celera Genomics, effective as of December 1, 2000.(7)

10.43†	Collaboration Agreement by and between the Company, Glaxo Research and Development Limited, and Glaxo Group Limited, made as of December 8, 2000.(7)
10.44†	Drug Discovery, Development, and License Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated January 6, 2001.(8)
10.45†	Release Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated July 27, 2001.(9)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to page 69.

*	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).
(1)
Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)
Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 16, 1999, as amended, and incorporated herein by reference.

(5)
Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.

(6)
Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, and incorporated herein by reference.

(7)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 and incorporated herein by reference.

(8)
Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

(9)
Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(10)	Filed as part of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-29173) filed on April 6, 2001, and incorporated herein by reference.
†
Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(d) Financial Statement Schedules

The financial statement schedules required by this item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSA CORPORATION

By:	/s/ KARIN EASTHAM
Karin Eastham Senior Vice President, Finance and Chief Financial Officer

Date: March 28, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karin Eastham and Jay M. Short, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	President, Chief Executive Officer, Chief Technology Officer, and Director (Principal Executive Officer)	March 29, 2002

/s/ KARIN EASTHAM Karin Eastham	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

James H. Cavanaugh, Ph.D.	Director

/s/ PATRICIA M. CLOHERTY Patricia M. Cloherty	Director	March 29, 2002

/s/ WAYNE T. HOCKMEYER, PH.D. Wayne T. Hockmeyer, Ph.D.	Director	March 29, 2002

/s/ PETER JOHNSON Peter Johnson	Director	March 29, 2002

/s/ DONALD D. JOHNSTON Donald D. Johnston	Director	March 29, 2002

Mark Leschly	Director

/s/ MELVIN I. SIMON, PH.D. Melvin I. Simon, Ph.D.	Director	March 28, 2002