Form 10-Q
period 2002-03-31
DIVERSA CORP
filed 2002-05-10
CIK 1049210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

The number of shares of the Registrant’s Common Stock outstanding as of May 6, 2002 was 35,597,501.

DIVERSA CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

DIVERSA CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	MARCH 31, 2002	DECEMBER 31, 2001
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$21,877	$69,390
Short–term investments	152,370	121,310
Accounts receivable	2,244	2,908
Other current assets	1,927	1,461

Total current assets	178,418	195,069
Property and equipment, net	27,933	28,345
Acquired technology rights, net	2,135	2,174
Other assets	2,315	2,090

Total assets	$210,801	$227,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,523	$4,444
Accrued liabilities	3,420	7,047
Deferred revenue	5,727	6,848
Current portion of capital lease obligations	1,049	1,032
Current portion of notes payable	3,726	3,649

Total current liabilities	15,445	23,020

Capital lease obligations, less current portion	1,401	1,656
Notes payable, less current portion	9,810	10,765
Long-term deferred revenue	7,520	8,623

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 35,596,198 and 35,500,802 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	36	36
Additional paid-in capital	264,520	263,626
Deferred compensation	(527)	(734)
Accumulated deficit	(88,351)	(81,389)
Accumulated other comprehensive income	947	2,075

Total stockholders’ equity	176,625	183,614

Total liabilities and stockholders’ equity	$210,801	$227,678

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Revenue:
Collaborative	$7,092	$7,881
Grant and product	96	334

Total revenue	7,188	8,215

Operating costs and expenses:
Research and development	12,347	9,868
Selling, general and administrative	2,540	2,122
Non-cash, stock-based compensation	272	747

Total operating expenses	15,159	12,737

Loss from operations	(7,971)	(4,522)

Interest and other income, net	1,559	3,351
Equity in loss of joint venture	(550)	(183)

Net loss	$(6,962)	$(1,354)

Net loss per share, basic and diluted	$(0.20)	$(0.04)

Weighted average shares used in calculating basic and diluted net loss per share	35,531	34,963

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Operating activities:
Net loss	$(6,962)	$(1,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,947	1,110
Non-cash, stock based compensation charges	272	747
Unrealized gain on warrants held by the Company	(193)	—
Changes in operating assets and liabilities:
Accounts receivable	664	(1,405)
Other assets	(498)	(656)
Accounts payable and accrued expenses	(6,548)	(3,064)
Deferred revenue	(2,224)	(1,669)

Net cash used in operating activities	(13,542)	(6,291)

Investing activities:
Purchases of short-term investments	(78,094)	(32,229)
Sales and maturities of short-term investments	45,906	42,246
Purchases of property and equipment	(1,496)	(3,623)
Other	—	(300)

Net cash provided by (used in) investing activities	(33,684)	6,094

Financing activities:
Net proceeds from sale of common stock	829	778
Principal payments on capital leases	(238)	(170)
Principal payments on notes payable	(878)	(401)
Advances under notes payable	—	2,109

Net cash provided by (used in) financing activities	(287)	2,316

Net increase (decrease) in cash and cash equivalents	(47,513)	2,119

Cash and cash equivalents at beginning of period	69,390	62,382

Cash and cash equivalents at end of period	$21,877	$64,501

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Business

Diversa Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 21, 1992 and received initial funding to commence its operations in May 1994. The Company is directing its integrated portfolio of proprietary genomic technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications.

2.    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

3.    Computation of Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per common share:

(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Net loss	$(6,962)	$(1,354)
Net loss per common share, basic and diluted	$(0.20)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per common share	35,531	34,963

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

4.    Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive income (loss) in its statements of stockholders’ equity.

For the three months ended March 31, 2002 and 2001, the comprehensive loss consisted of:

	2002	2001
	(in thousands)
Net loss	$(6,962)	$(1,354)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(1,128)	765

Comprehensive loss	$(8,090)	$(589)

5.    Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations (“SFAS 141”), Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 141 replaced Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, and eliminated pooling-of-interests accounting prospectively. It also provided guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changed the accounting for goodwill and indefinite lived intangibles from an amortization method to an impairment-only approach. SFAS 144 replaced SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to establish a single accounting model, based on the framework established in SFAS 121. The adoption of SFAS Nos. 141, 142, and 144 did not have a material effect on the Company’s financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including those identified below and in our other publicly available documents. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business set forth in the section of this report entitled “Risk Factors Related to Our Business,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2001, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Related to Our Business,” as well as the audited financial statements and notes thereto contained in such report.

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. We have formed significant joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics, Inc.) focused on near-term commercialization of products for the industrial and agricultural markets, respectively. In addition, we have formed alliances with market leaders, such as Celera Genomics, The Dow Chemical Company, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. Our product-related revenues to date are comprised of research kits, enzymes used in oil and gas recovery, and royalties from sales of licensed products.

We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of environmental libraries and human antibody gene libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies.

Although our annual revenue has continued to increase since our inception, for the quarter ended March 31, 2002, revenue decreased 12% compared to the quarter ended March 31, 2001. This decrease was primarily attributable to lower research funding as a result of the timing of the initiation and completion of research projects under our collaboration agreements.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2002, we had current and long-term deferred revenue totaling $13.2 million.

We have incurred net losses since our inception. As of March 31, 2002, our accumulated deficit was $88.4 million. We expect to incur additional losses over at least the next two years as we continue to develop our technologies and fund internal product research and development. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue

Revenue decreased $1.0 million to $7.2 million for the quarter ended March 31, 2002 from $8.2 million for the same period in 2001. This decrease was primarily attributable to lower research funding as a result of the timing of the initiation and completion of research projects under our collaboration agreements. Revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements. Revenue from collaborations accounted for 99% and 96% of total revenue for the quarters ended March 31, 2002 and 2001, respectively.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with development of our technologies and our internal product candidates and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by project. However, we generally do not track our other research and development costs by project; rather, we track such costs by the type of cost incurred, including personnel costs, facility costs, and outside service costs.

For the quarter ended March 31, 2002, we estimate that approximately 60% of our research and development expenditures were associated with research activities funded by our collaborators and that 40% were related to internal product and technology development. Our research and development expenses increased $2.4 million to $12.3 million for the quarter ended March 31, 2002 from $9.9 million for the quarter ended March 31, 2001. The increase was primarily due to costs associated with the following:

Personnel Costs.    Costs for research and development personnel for the quarter ended March 31, 2002 increased by $1.2 million over the quarter ended March 31, 2001. Our research staff increased from 178 at March 31, 2001 to 226 at March 31, 2002. The increase in staff was to support the increased level of research activities, including our internal investment in two pharmaceutical platforms — our Recombinant Natural Products Program and our Protein Therapeutics / Antibody Program.

Facility Costs.    Facility costs for the quarter ended March 31, 2002 increased $1.0 million over the quarter ended March 31, 2001. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our headcount growth and our internal product and technology developments.

Outside Services.    Outside service costs for the quarter ended March 31, 2002 increased $0.2 million over the quarter ended March 31, 2001. The increase was primarily attributable to costs associated with contract research and licenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million to $2.5 million for the quarter ended March 31, 2002 from $2.1 million for the same period in 2001. This increase was primarily attributable to the expansion of our business development and marketing activities to focus on identifying and entering into new collaborations and to support the advancement of our products towards commercialization.

Non-Cash, Stock-Based Compensation Charges

For the quarter ended March 31, 2002, we recorded amortization of deferred compensation of approximately $0.3 million, compared to $0.4 million for the quarter ended March 31, 2001. We also recorded non-cash compensation charges of $0.3 million in the quarter ended March 31, 2001 for stock options granted to consultants.

Interest and Other Income, net

Interest and other income for the quarter ended March 31, 2002 was $1.6 million, compared to $3.4 million for the same period in 2001. This decrease was primarily due to lower interest income as a result of the decline in interest rates experienced throughout 2001 and the first quarter of 2002, offset by an increase in the value of warrants we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc. as of March 31, 2002.

Equity in Loss of Joint Venture

Equity in the net loss of Innovase LLC, our joint venture with The Dow Chemical Company, was $0.6 million for the quarter ended March 31, 2002 compared to $0.2 million for the same period in 2001. The increase was related to regulatory and marketing costs incurred by Innovase LLC associated with the expected product launch of the alpha amylase enzyme in the fourth quarter of 2002.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $88.1 million in funding from our inception through March 31, 2002, and are also committed to fund at least an additional $47.1 million through 2005 subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As of March 31, 2002, we had cash, cash equivalents and short-term investments of approximately $174.2 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through capital leases and equipment financing line of credit agreements. In September 2001, we entered into a new equipment financing line of credit with a lender to finance up to $5.0 million in equipment purchases through June 2002. As of March 31, 2002, we had utilized all amounts under the existing arrangement. We anticipate funding our capital requirements of $8 - $10 million for the remainder of 2002 under new financing arrangements, if available on satisfactory terms, and with available cash.

Our second research and development facility was completed in the first quarter of 2002, and we began to occupy approximately 33,000 square feet of the building in April 2002. As of March 31, 2002, we had incurred costs of approximately $5.0 million for property and equipment related to the new facility, which was funded through available cash. In March 2002, we also entered into an agreement to sublease approximately 27,000 square feet of our new facility. The sublease was effective April 1, 2002 and will continue for a period of three years with an option for an additional year.

Our operating activities used cash of $13.5 million for the three months ended March 31, 2002. Our cash used by operating activities consisted primarily of cash used to fund operations.

Our investing activities used cash of $33.7 million for the three months ended March 31, 2002. Our investing activities consisted primarily of purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Our financing activities used cash of $0.3 million for the three months ended March 31, 2002. Our financing activities consisted primarily of payments on notes payable and capital lease obligations, partially offset by proceeds from the sale of common stock and the exercise of stock options.

We expect that our current cash and cash equivalents, short-term investments, and funding from existing strategic alliances and grants will be sufficient to fund our working and other capital requirements for the foreseeable future, including amounts required to fund internal research and development and enhancements of our core technologies as well as the potential costs of acquiring technologies or products that we believe are a strategic fit with our business. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our strategic alliances and establish new strategic alliance relationships, our ability, alone or with our strategic partners, to commercialize products, successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or strategic alliances, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, stock-based compensation, and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Revenue from research funding under our collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from exclusivity fees, technology development fees, milestone payments, and research activities performed on behalf of our joint ventures is included in “Collaborative” revenue in our Statements of Operations. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2002, we had current and long-term deferred revenue totaling $13.5 million.

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of March 31, 2002, we had long-lived assets with a net book value of $30.1 million.

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

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained in this quarterly report on Form 10-Q, this quarterly report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report. You should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $7.0 million for the quarter ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $88.4 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from strategic alliances and grants, and we expect that substantially all of our revenue for the foreseeable future will result from payments from strategic alliances.

Future revenue from strategic alliances is uncertain because our ability to generate revenue will depend upon our ability to enter into new strategic alliances and to meet research, development, and commercialization objectives under new and existing agreements. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term, and, consequently, we will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing strategic partners and attract new ones, but also develop products or technologies that our partners choose to commercialize and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We currently have strategic alliance agreements and/or collaboration agreements with Celera Genomics, The Dow Chemical Company, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. We have also formed joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics). We expect to derive significant future revenue from these agreements and joint ventures. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner may devote to our products. Any of our present or future strategic partners may not perform their obligations as expected. These strategic partners may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance opportunities could be harmed if:

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 216 at March 31, 2001 to 277 at March 31, 2002 and expect to increase our headcount to meet our strategic objectives. If our growth continues, it will continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended March 31, 2002 was $7.2 million, as compared to $8.2 million for the same period in 2001. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk and equity price risk. Our exposure to changes in equity price relates primarily to the increase or decrease in investment income or expense and related fair value of warrants we hold to purchase an equity interest in another company. A hypothetical $1.00 adverse change in the market price of the underlying equity security would decrease the fair value of the warrants we hold at March 31, 2002 and December 31, 2001 by $0.6 million and $0.5 million, respectively. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our capital lease obligations and notes payable, the interest rates under which are closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would decrease the fair value of our interest sensitive financial instruments at March 31, 2002 and December 31, 2001 by $1.4 million and $1.0 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11, 2000 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.7 million after expenses. Of the net offering proceeds, through March 31, 2002, approximately $1.5 million has been used to purchase property and equipment and approximately $9.0 million for general corporate purposes. The balance has been invested in cash equivalents and short-term investments.

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

DIVERSA CORPORATION

Date: May 10, 2002	/s/ KARIN EASTHAM
Karin Eastham
Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)