Form 10-Q
period 2002-06-30
DIVERSA CORP
filed 2002-08-07
CIK 1049210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-29173

DIVERSA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-3297375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4955 Directors Place, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code is (858) 526-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

The number of shares of the Registrant’s Common Stock outstanding as of July 25, 2002 was 35,672,281.

DIVERSA CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DIVERSA CORPORATION

CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	JUNE 30, 2002	DECEMBER 31, 2001
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$9,996	$69,390
Short-term investments	163,063	121,310
Accounts receivable	1,675	2,908
Other current assets	2,145	1,461

Total current assets	176,879	195,069
Property and equipment, net	27,599	28,345
Acquired technology rights, net	2,096	2,174
Other assets	1,598	2,090

Total assets	$208,172	$227,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,641	$4,444
Accrued liabilities	3,517	7,047
Deferred revenue	7,263	6,848
Current portion of capital lease obligations	1,027	1,032
Current portion of notes payable	5,312	3,649

Total current liabilities	18,760	23,020
Deposit from sublessee	135	—
Capital lease obligations, less current portion	1,090	1,656
Notes payable, less current portion	12,390	10,765
Long-term deferred revenue	6,417	8,623

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 35,619,281 and 35,500,802 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	36	36
Additional paid-in capital	264,534	263,626
Deferred compensation	(360)	(734)
Accumulated deficit	(96,415)	(81,389)
Accumulated other comprehensive income	1,585	2,075

Total stockholders’ equity	169,380	183,614

Total liabilities and stockholders’ equity	$208,172	$227,678

Note:    The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Revenue:
Collaborative	$7,131	$8,394	$14,223	$16,275
Grant and product	93	368	189	702

Total revenue	7,224	8,762	14,412	16,977

Operating expenses:
Research and development	12,523	11,190	24,870	21,058
Selling, general and administrative	2,712	2,552	5,252	4,674
Non-cash, stock-based compensation	225	675	497	1,422

Total operating expenses	15,460	14,417	30,619	27,154

Loss from operations	(8,236)	(5,655)	(16,207)	(10,177)

Interest and other income, net	637	3,222	2,195	6,525
Equity in loss of joint venture	(465)	(496)	(1,015)	(631)

Net loss	$(8,064)	$(2,929)	$(15,027)	$(4,283)

Net loss per share, basic and diluted	$(0.23)	$(0.08)	$(0.42)	$(0.12)

Weighted average shares used in computing basic and diluted net loss per share	35,610	35,177	35,570	35,074

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
Operating activities:
Net loss	$(15,027)	$(4,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,360	2,474
Non-cash, stock based compensation	497	1,423
Unrealized loss on warrants held by the Company	530	—
Changes in operating assets and liabilities:
Accounts receivable	1,233	(1,670)
Other assets	(722)	4,913
Accounts payable and accrued expenses	(6,333)	(2,597)
Deferred revenue	(1,791)	(3,996)

Net cash used in operating activities	(17,253)	(3,736)

Investing activities:
Purchases of short-term investments	(103,637)	(46,460)
Sales and maturities of short-term investments	61,394	68,340
Purchases of property and equipment	(3,535)	(6,240)
Other	135	(1,393)

Net cash provided by (used in) investing activities	(45,643)	14,247

Financing activities:
Net proceeds from sale of common stock	785	794
Principal payments on capital leases	(571)	(298)
Principal payments on notes payable	(1,712)	(898)
Proceeds from notes payable	5,000	4,307

Net cash provided by financing activities	3,502	3,905

Net increase (decrease) in cash and cash equivalents	(59,394)	14,416

Cash and cash equivalents at beginning of period	69,390	62,382

Cash and cash equivalents at end of period	$9,996	$76,798

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

3.    Computation of Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Net loss	$(8,064)	$(2,929)	$(15,027)	$(4,283)
Net loss per share, basic and diluted	$(0.23)	$(0.08)	$(0.42)	$(0.12)
Weighted average shares used in computing basic and diluted net loss per share	35,610	35,177	35,570	35,074

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

4.    Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive income (loss) in its statements of stockholders’ equity.

For the three and six months ended June 30, 2002 and 2001, respectively, the comprehensive loss consisted of:

(In thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Net loss	$(8,064)	$(2,929)	$(15,027)	$(4,283)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	638	(114)	(490)	651

Comprehensive loss	$(7,426)	$(3,043)	$(15,517)	$(3,632)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including those identified below and in our other publicly available documents. These forward-

looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business set forth in the section of this report entitled “Risk Factors Related to Our Business,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Related to Our Business,” as well as the financial statements and notes thereto contained in such reports.

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. We have formed significant joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics, Inc.) focused on near-term commercialization of products for the industrial and agricultural markets, respectively. In addition, we have formed alliances with market leaders, such as Celera Genomics, The Dow Chemical Company, DuPont Bio-Based Materials, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. Our product-related revenues to date are comprised of research kits, enzymes used in oil and gas recovery, and royalties from sales of licensed products.

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

For the quarter ended June 30, 2002, revenue decreased 18% compared to the quarter ended June 30, 2001. Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2002, we had current and long-term deferred revenue totaling $13.7 million.

We have incurred net losses since our inception. As of June 30, 2002, our accumulated deficit was $96.4 million. We expect to incur additional losses over at least the next two years as we continue to develop our technologies and fund internal product research and development. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenue

Our revenue decreased $1.6 million to $7.2 million for the quarter ended June 30, 2002 from $8.8 million for the same period in 2001. This decrease was primarily attributable to lower research funding received as a result of the timing of research projects under new and existing collaboration agreements. Revenue from collaborations accounted for 99% and 96% of total revenue for the quarters ended June 30, 2002 and 2001, respectively.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the development of our technologies and our internal product candidates and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by project. However, we generally do not track our other research and development costs by project; rather, we track such costs by the type of cost incurred, including personnel costs, research supplies costs, facility costs, and outside service costs.

For the quarter ended June 30, 2002, we estimate that approximately 60% of our research and development expenditures were associated with research activities funded by our collaborators and that 40% were related to internal product and technology development. Our research and development expenses increased $1.3 million to $12.5 million for the quarter ended June 30, 2002 from $11.2 million for the same period in 2001. The increase was primarily due to costs associated with the following:

Personnel Costs.    Costs for research and development personnel for the quarter ended June 30, 2002 increased by $0.7 million over the same period in 2001. Our research staff increased from 201 at June 30, 2001 to 225 at June 30, 2002. The increase in staff was to support the increased level of research activities, including our internal investment in two pharmaceutical platforms—our Recombinant Natural Products Program and our Protein Therapeutics/Antibody Program.

Research Supplies Costs.    Costs for research supplies for the quarter ended June 30, 2002 decreased by $0.5 million over the same period in 2001. The decrease was primarily attributable to cost savings realized as a result of discount programs implemented with suppliers.

Facility Costs.    Facility costs for the quarter ended June 30, 2002 increased $1.2 million over the same period in 2001. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment related to our new research and development facility, which we began to occupy in April 2002, as well as to support our headcount growth and our internal product and technology developments.

Outside Services Costs.    Outside service costs for the quarter ended June 30, 2002 increased $0.1 million over the same period in 2001. The increase was primarily attributable to increased legal costs associated with our intellectual property portfolio.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $0.1 million to $2.7 million for the quarter ended June 30, 2002 from $2.6 million for the same period in 2001. This increase was primarily attributable to the expansion of business development and marketing activities to focus on identifying and entering into new collaborations.

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

For the quarter ended June 30, 2002, we recorded amortization of deferred compensation of approximately $0.2 million, compared to $0.4 million for the same period in 2001. We also recorded non-cash compensation charges of $0.1 million in the quarter ended June 30, 2002 for stock options granted to consultants.

Interest and Other Income, net

Interest and other income for the quarter ended June 30, 2002 decreased to $1.7 million from $3.5 million for the same period in 2001, primarily due to lower interest rates and cash balances. Interest income for the quarter ended June 30, 2001 included $0.8 million of amortization related to the discount on a receivable that was collected in the same period. Interest expense increased $0.1 million to $0.4 million for the quarter ended June 30, 2002, primarily due to interest on borrowings under our equipment financing lines of credit. Additionally, for the quarter ended June 30, 2002 we recorded $0.7 million of other expense related to a decrease in the value of warrants we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc.

Equity in Loss of Joint Venture

Equity in the loss of Innovase LLC, our joint venture with The Dow Chemical Company, was $0.5 million for the quarters ended June 30, 2002 and 2001.

Six Months Ended June 30, 2002 and 2001

Revenue

Revenue decreased $2.6 million to $14.4 million for the six months ended June 30, 2002 from $17.0 million for the same period in 2001. This decrease was primarily attributable to lower research funding as a result of the timing of the initiation and completion of research projects under our collaboration agreements. Revenue from collaborations accounted for 99% and 96% of total revenue for the six months ended June 30, 2002 and 2001, respectively.

Research and Development Expenses

For the six months ended June 30, 2002, we estimate that approximately 60% of our research and development expenditures were associated with research activities funded by our collaborators and that 40% were related to internal product and technology development. Our research and development expenses increased $3.8 million to $24.9 million for the six months ended June 30, 2002 from $21.1 million for the six months ended June 30, 2001. The increase was primarily due to costs associated with the following:

Personnel Costs.    Costs for research and development personnel for the six months ended June 30, 2002 increased by $2.2 million over the six months ended June 30, 2001. Our research staff increased from 201 at June 30, 2001 to 225 at June 30, 2002. The increase in staff was to support the increased level of research activities, including our internal investment in two pharmaceutical platforms—our Recombinant Natural Products Program and our Protein Therapeutics/Antibody Program.

Research Supplies Costs.    Costs for research supplies for the six months ended June 30, 2002 decreased by $0.6 million over the six months ended June 20, 2001. The decrease was primarily attributable to cost savings realized as a result of discount programs implemented with suppliers.

Facility Costs.    Facility costs for the six months ended June 30, 2002 increased $2.0 million over the six months ended June 30, 2001. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our headcount growth, and our internal product and technology developments, as well as costs related to our second research and development facility, which we began to occupy in April 2002.

Outside Services Costs.    Outside service costs for the six months ended June 30, 2002 increased $0.1 million over the six months ended June 30, 2001. The increase was primarily attributable to increased legal costs associated with our intellectual property portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million to $5.3 million for the six months ended June 30, 2002 from $4.7 million for the same period in 2001. This increase was primarily attributable to the expansion of our business development and marketing activities to focus on identifying and entering into new collaborations and to support the advancement of our products towards commercialization.

Non-Cash, Stock-Based Compensation Charges

For the six months ended June 30, 2002, we recorded amortization of deferred compensation of approximately $0.4 million, compared to $0.8 million for the six months ended June 30, 2001. We also recorded non-cash compensation charges of $0.1 million in the six months ended June 30, 2002 for stock options granted to consultants.

Interest and Other Income, net

Interest and other income for the six months ended June 30, 2002 decreased to $3.5 million from $7.0 million for the same period in 2001, primarily due to lower interest rates and cash balances. Interest income for the six months ended June 30, 2001 included $0.8 million of amortization related to the discount on a receivable that was collected in the same period. Interest expense increased $0.2 million to $0.7 million for the six months ended June 30, 2002, primarily due to interest on borrowings under our equipment financing lines of credit. Additionally, for the six months ended June 30, 2002 we recorded $0.5 million of other expense related to a decrease in the value of warrants we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc.

Equity in Loss of Joint Venture

Equity in the loss of Innovase LLC, our joint venture with The Dow Chemical Company, increased to $1.0 million for the six months ended June 30, 2002 from $0.6 million for the same period in 2001, primarily due to increased marketing and administrative costs incurred by Innovase LLC.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from collaborative partners and government grants. Our collaborative partners have provided us with $96.4 million in funding from our inception through June 30, 2002, and are also committed to fund at least an additional $41.6 million through 2005 subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As of June 30, 2002, we had cash, cash equivalents and short-term investments of approximately $173.1 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In June 2002, we entered into a new equipment financing line of credit agreement with a lender to finance up to $5.0 million in equipment purchases. As of June 30, 2002, we had utilized all amounts under the new agreement. We anticipate funding our capital requirements of $5 – $7 million for the remainder of 2002 under new financing arrangements, if available on satisfactory terms, and with available cash.

Our second research and development facility was completed in the first quarter of 2002, and we began to occupy approximately 33,000 square feet of the building in April 2002. As of June 30, 2002, we had incurred costs of approximately $5.4 million for property and equipment related to the new facility, which was funded through our equipment financing line of credit agreements and with available cash. In March 2002, we also entered into an agreement to sublease approximately 27,000 square feet of our new facility. The sublease was effective April 1, 2002 and will continue for a period of three years with an option to extend for an additional year, which the sublessee may exercise.

Our operating activities used cash of $17.3 million for the six months ended June 30, 2002. Our cash used by operating activities consisted primarily of cash used to fund operations.

Our investing activities used cash of $45.6 million for the six months ended June 30, 2002. Our investing activities consisted primarily of purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Our financing activities provided cash of $3.5 million for the six months ended June 30, 2002. Our financing activities consisted primarily of proceeds from notes payable, the sale of common stock and the exercise of stock options, partially offset by payments on notes payable and capital lease obligations.

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations and grants will be sufficient to fund our working and other capital requirements for the foreseeable future, including amounts required to fund internal research and development and enhancements of our core technologies as well as the potential costs of acquiring technologies or products that we believe are a strategic fit with our business. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our collaborations and establish new collaborative relationships, our ability, alone or with our collaborative partners, to commercialize products successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or collaborations, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Revenue from research funding under our collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from exclusivity fees, technology development fees, milestone payments, and research activities performed on behalf of our joint ventures is included in “Collaborative” revenue in our Statements of Operations. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2002, we had current and long-term deferred revenue totaling $13.7 million.

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of June 30, 2002, we had long-lived assets with a net book value of $29.7 million.

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

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report. You should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $8.1 million for the quarter ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $96.4 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from collaborations and grants, and we expect that substantially all of our revenue for 2002 will result from payments from collaborations and grants.

Future revenue from collaborations is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term, and, consequently, we will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones, but we must also develop products or technologies that our partners choose to commercialize and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Because we are an early stage company developing and deploying new technologies, we may not be able to commercialize our technologies or products, which could cause us to be unprofitable or cease operations.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only two products ourselves, PyrolaseTM 160 enzyme and PyrolaseTM 200 enzyme, and only one of our collaborative partners, Invitrogen Corporation, has incorporated our technologies or inventions into its own commercial product from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with Celera Genomics, The Dow Chemical Company, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. We have also formed joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics, Inc.). We expect to derive significant future revenue from these agreements and joint ventures. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We develop products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

We do not have the capacity to manufacture products on a commercial scale. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with a third party that has the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme and Pyrolase 200 enzyme under our direction and oversight. While we completed construction of our own pilot development facility in 2001, we continue to depend on third parties for large-scale commercial manufacturing. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

We have only limited experience in independently developing, manufacturing, marketing, selling, and distributing commercial products.

We intend to pursue some product opportunities independently. We currently have only limited resources and capability to develop, manufacture, market, sell, or distribute products on a commercial scale. We will determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of some products that we had intended to pursue independently. We may pursue products that ultimately require more resources than we anticipate or which may be technically unsuccessful. In order for us to commercialize these products directly, we would need to establish or obtain through outsourcing arrangements the capability to develop, manufacture, market, sell, and distribute products. If we are unable to successfully commercialize products resulting from our internal product development efforts, we will continue to incur losses. Even if we successfully develop a commercial product, we may not generate significant sales and achieve profitability.

Ethical, legal, and social concerns about genetically engineered products could limit or prevent the use of our products and technologies and limit our revenue.

Some of our products are genetically engineered. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our products may not be accepted. Any of the risks discussed below could result in expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies and products could be limited by the following factors:

•
Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products, which could influence public acceptance of our technologies and products;

•
Public attitudes regarding, and potential changes to laws governing, ownership of genetic material which could harm our intellectual property rights with respect to our genetic material and discourage collaborative partners from supporting, developing, or commercializing our products and technologies; and

•
Governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products, including labeling requirements.

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

We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements, and from private lands under individual agreements with private land owners. If our access to materials under biodiversity access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2006 or earlier, and they are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending the park’s resolution of collection guidelines.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 216 at June 30, 2001 to 277 at June 30, 2002 and expect to increase our headcount to meet our strategic objectives. If our growth continues, it will continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. is involved in accessing organisms from diverse environments for pharmaceutical applications. A number of companies are performing high-throughput screening of molecules. Maxygen, Inc., Applied Molecular Evolution, Inc., and Evotech have alternative evolution technologies. Integrated Genomics, Inc., Myriad Genetics, Inc., ArQule, Inc., and Vertex Pharmaceuticals (San Diego) LLC, formerly known as Aurora Biosciences Corporation, a subsidiary of Vertex Pharmaceuticals Inc., perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International, Inc. are involved in the development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc. and Medarex, Inc. are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

Any products that we develop through our technologies will compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical, and marketing resources than we do and may succeed in developing products that would render our products or those of our collaborators obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Current competitors or other companies may develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

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

In the United States, products for our target markets are regulated based on their application, by either the Food and Drug Administration, or FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. While substantially all of our projects to date have focused on non-human applications of our technologies and products outside of the FDA’s review, in the future we may pursue collaborations for further research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any drug product candidates must also be approved by the regulatory agencies of foreign governments before any product can be sold in those countries. Under current FDA policy, our products, or products of our collaborative partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products. We have not submitted an investigational new drug application for any product candidate, and no drug product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere. The EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA.

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

We currently anticipate that our available cash resources, short-term investments, receivables, and committed funding from collaborative partners will be sufficient to meet our capital requirements for the foreseeable future.

However, our capital requirements depend on several factors, including:

•	The level of research and development investment required to maintain our technology leadership position;

•	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products;

•	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel; and

•	Our need to acquire or license complementary technologies or acquire complementary businesses.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended June 30, 2002 was $7.2 million, as compared to $8.8 million for the same period in 2001. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	Termination of strategic alliances and collaborations;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	The ability and willingness of strategic partners and collaborators to commercialize royalty-bearing products on expected timelines;

•
Our ability to enter into new agreements with strategic partners and collaborators or to extend the terms of our existing strategic alliance agreements and collaborations, and the terms of any agreement of this type;

•	Our ability to successfully satisfy all pertinent regulatory requirements;

•	Our ability to successfully commercialize products developed independently and the demand for such products; and

•	General and industry specific economic conditions, which may affect our collaborative partners’ research and development expenditures.

If revenue declines or does not grow as anticipated due to the expiration of strategic alliance or collaboration agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to significantly increase operating expenses in 2002. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management, and scientific staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives or our stock price could decline. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our collaborative partners in a timely fashion or to support our internal research and development programs. In particular, our product development programs depend on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, and engineers. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future without a significant expenditure of operating, financial, and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our collaborative partners. Further, recent accounting changes could result in a negative impact on our results of operations as well as the resulting cost of the acquisition. Any of these adverse consequences could harm our business.

We may be sued for product liability.

We may be held liable if any product we develop, or any product which is made with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, or sale. We currently have limited product liability insurance that may not fully cover our potential liabilities. In addition, if we attempt to obtain additional product liability insurance coverage, this additional insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborative partners. If we are sued for any injury caused by our products, our liability could exceed our total assets.

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

The stock market, from time to time, has experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. The market prices of technology companies, particularly life science companies, have been highly volatile. Our stock has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•	Developments in our relationships with current or future strategic partners and collaborators;

•	Announcements of technological innovations or new products by us or our competitors;

•	Developments in patent or other proprietary rights;

•	Our ability to access genetic material from diverse ecological environments and practice our technologies;

•	Future royalties from product sales, if any, by our collaborative partners;

•	Fluctuations in our operating results;

•	Litigation;

•	Developments in domestic and international governmental policy or regulation; and

•	Economic and other external factors or other disaster or crisis.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 33.2% of our outstanding common stock as of June 30, 2002. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk and equity price risk. Our exposure to changes in equity price relates primarily to the increase or decrease in investment income or expense and related fair value of warrants we hold to purchase an equity interest in another company. A hypothetical $1.00 adverse change in the market price of the underlying equity security would have decreased the fair value of the warrants we held at June 30, 2002 and December 31, 2001 by $0.4 million and $0.5 million, respectively. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our capital lease obligations and notes payable, the interest rates under which are closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at June 30, 2002 and December 31, 2001 by $1.3 million and $1.0 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Of the net offering proceeds, through June 30, 2002, approximately $1.5 million had been used to purchase property and equipment and approximately $9.9 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

We held our 2002 Annual Meeting of Stockholders on May 21, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions and broker non-votes with respect to each matter.

a)  The stockholders elected the two nominees for the board of directors to hold office until the 2005 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Peter Johnson	29,555,851	49,957
Donald D. Johnston	29,555,851	49,957

In addition to the above nominees for director, the following directors’ terms of office continued after the 2002 Annual Meeting of Stockholders: Dr. James H. Cavanaugh, Dr. Jay M. Short, Dr. Melvin I. Simon, Ms. Patricia M. Cloherty, Dr. Wayne T. Hockmeyer, and Mr. Mark Leschly.

b)  The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002:

Votes
For	Against	Abstain
29,536,715	58,520	10,573

There were 1,926,629 broker non-votes for each matter.

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

4.3	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)
Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

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

DIVERSA CORPORATION

Date:	August 7, 2002	/s/ KARIN EASTHAM
Karin Eastham Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)