Form 10-Q
period 2002-09-30
DIVERSA CORP
filed 2002-11-14
CIK 1049210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2002 was 35,759,805.

DIVERSA CORPORATION
INDEX

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

DIVERSA CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,474	$69,390
Short-term investments	160,436	121,310
Accounts receivable	3,975	2,908
Other current assets	1,691	1,461

Total current assets	169,576	195,069
Property and equipment, net	27,230	28,345
Acquired technology rights, net	2,057	2,174
Other assets	1,253	2,090

Total assets	$200,116	$227,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,601	$4,444
Accrued liabilities	2,778	7,047
Deferred revenue	6,369	6,848
Current portion of capital lease obligations	1,041	1,032
Current portion of notes payable	5,421	3,649

Total current liabilities	19,210	23,020
Deposit from sublessee	135	—
Capital lease obligations, less current portion	812	1,656
Notes payable, less current portion	10,954	10,765
Long-term deferred revenue	5,314	8,623
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 35,759,805 and 35,500,802 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	36	36
Additional paid-in capital	265,121	263,626
Deferred compensation	(229)	(734)
Accumulated deficit	(103,113)	(81,389)
Accumulated other comprehensive income	1,876	2,075

Total stockholders’ equity	163,691	183,614

Total liabilities and stockholders’ equity	$200,116	$227,678

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenue:
Collaborative	$7,659	$8,783	$21,882	$25,058
Grant and product	505	277	694	979

Total revenue	8,164	9,060	22,576	26,037

Operating expenses:
Research and development	12,236	11,442	37,106	32,499
Selling, general and administrative	2,778	2,350	8,030	7,024
Non-cash, stock-based compensation	107	586	604	2,009

Total operating expenses	15,121	14,378	45,740	41,532

Loss from operations	(6,957)	(5,318)	(23,164)	(15,495)
Interest and other income, net	946	2,068	3,141	8,670
Equity in loss of joint venture	(686)	(632)	(1,701)	(1,339)

Net loss	$(6,697)	$(3,882)	$(21,724)	$(8,164)

Net loss per share, basic and diluted	$(0.19)	$(0.11)	$(0.61)	$(0.23)
Weighted average shares used in computing basic and diluted net loss per share	35,691	35,347	35,610	35,161

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

Operating activities:
Net loss	$(21,724)	$(8,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,617	4,080
Non-cash, stock-based compensation	604	2,009
Unrealized loss on warrants held by the Company	883	—
Changes in operating assets and liabilities:
Accounts receivable	(1,067)	(584)
Other assets	(276)	3,298
Accounts payable and accrued expenses	(5,112)	(147)
Deferred revenue	(3,788)	(4,542)

Net cash used in operating activities	(23,863)	(4,050)

Investing activities:
Purchases of short-term investments	(139,697)	(61,375)
Sales and maturities of short-term investments	100,374	86,448
Purchases of property and equipment	(5,386)	(10,219)
Other	135	(1,393)

Net cash provided by (used in) investing activities	(44,574)	13,461

Financing activities:
Net proceeds from sale of common stock	1,396	1,443
Principal payments on capital leases	(835)	(519)
Principal payments on notes payable	(3,040)	(1,264)
Proceeds from notes payable	5,000	7,675

Net cash provided by financing activities	2,521	7,335

Net increase (decrease) in cash and cash equivalents	(65,916)	16,746

Cash and cash equivalents at beginning of period	69,390	62,382

Cash and cash equivalents at end of period	$3,474	$79,128

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

3.          Computation of Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Net loss	$(6,697)	$(3,882)	$(21,724)	$(8,164)

Net loss per share, basic and diluted	$(0.19)	$(0.11)	$(0.61)	$(0.23)
Weighted average shares used in computing basic and diluted net loss per share	35,691	35,347	35,610	35,161

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

For the three and nine months ended September 30, 2002 and 2001, respectively, the comprehensive loss consisted of:

(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Net loss	$(6,697)	$(3,882)	$(21,724)	$(8,164)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	292	986	(198)	1,637

Comprehensive loss	$(6,405)	$(2,896)	$(21,922)	$(6,527)

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

 The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report.  We also urge readers to review and consider our disclosures describing various factors that affect our business set forth in the section of this report entitled “Risk Factors Related to Our Business,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2001 and the financial statements and notes thereto contained in such report.

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

For the quarter ended September 30, 2002, revenue decreased 10% compared to the quarter ended September 30, 2001.  Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants.  Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned.  As of September 30, 2002, we had current and long-term deferred revenue totaling $11.7 million.

We have incurred net losses since our inception.  As of September 30, 2002, our accumulated deficit was $103.1 million.  We expect to incur additional losses for at least the next two years as we continue to develop our technologies and fund internal product research and development.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights.  Results of operations for any period may be unrelated to results of operations for any other period.  In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenue

Our revenue decreased $0.9 million to $8.2 million for the quarter ended September 30, 2002 from $9.1 million for the same period in 2001. This decrease was primarily attributable to a reduction in funded research activities as a result of the timing and number of research projects under collaboration agreements. Revenue from collaborations accounted for 94% and 97% of total revenue for the quarters ended September 30, 2002 and 2001, respectively.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the development of our technologies and our internal product candidates and costs associated with research activities performed on behalf of our collaborators.  We track our researchers’ time by project.  However, we generally do not track our other research and development costs by project; rather, we track such costs by the type of cost incurred.

For the quarter ended September 30, 2002, we estimate that approximately 50% of our research and development expenditures were associated with research activities funded by our collaborators and that 50% were related to internal product and technology development.  Our research and development expenses increased $0.8 million to $12.2 million for the quarter ended September 30, 2002 from $11.4 million for the same period in 2001.  The increase was primarily due to the net effect of the following costs:

Personnel Costs.  Costs for research and development personnel for the quarter ended September 30, 2002 increased by $0.2 million over the same period in 2001 as our research staff increased from 221 at September 30, 2001 to 224 at September 30, 2002.

Research Supplies Costs. Costs for research supplies for the quarter ended September 30, 2002 decreased by $0.2 million over the same period in 2001. The decrease was primarily attributable to cost savings realized as a result of discount programs implemented with suppliers.

Facility Costs.  Facility costs for the quarter ended September 30, 2002 increased $1.1 million over the same period in 2001.  The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our internal product and technology developments, as well as costs related to our second research and development facility, which we occupied in April 2002.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $0.4 million to $2.8 million for the quarter ended September 30, 2002 from $2.4 million for the same period in 2001.  This increase was primarily attributable to the expansion of business development activities to focus on identifying and entering into new collaborations.

Non-Cash, Stock-Based Compensation Charges

Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date options were granted.  For the quarter ended September 30, 2002, we recorded amortization of deferred compensation of approximately $0.1 million, compared to $0.3 million for the same period in 2001.  For the quarter ended September 30, 2001, we also recorded $0.3 million of non-cash compensation charges for stock options granted to consultants.

Interest and Other Income, net

Interest income for the quarter ended September 30, 2002 decreased to $1.6 million from $2.6 million for the same period in 2001, primarily due to lower interest rates. Interest expense increased $0.1 million to $0.4 million for the quarter ended September 30, 2002, primarily due to interest on increased borrowings under our equipment financing lines of credit.  Other expense, net was $0.2 million for the quarters ended September 30, 2002 and 2001.  Included in other expense for the quarter ended September 30, 2002 was $0.4 million of expense related to the write-off of our investment in warrants we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc.

Equity in Loss of Joint Venture

Equity in the loss of Innovase LLC, our joint venture with The Dow Chemical Company, was $0.7 million and $0.6 million for the quarters ended September 30, 2002 and 2001.

Nine Months Ended September 30, 2002 and 2001

Revenue

Revenue decreased $3.4 million to $22.6 million for the nine months ended September 30, 2002 from $26.0 million for the same period in 2001.  This decrease was primarily attributable to a reduction in funded research activities as a result of the timing and number of research projects under our collaboration agreements.  Revenue from collaborations accounted for 97% and 96% of total revenue for the nine months ended September 30, 2002 and 2001, respectively.

Research and Development Expenses

For the nine months ended September 30, 2002, we estimate that approximately 50% of our research and development expenditures were associated with research activities funded by our collaborators and that 50% were related to internal product and technology development.  Our research and development expenses increased $4.6 million to $37.1 million for the nine months ended September 30, 2002 from $32.5 million for the nine months ended September 30, 2001.  The increase was primarily due to the net effect of the following costs:

Personnel Costs.  Costs for research and development personnel for the nine months ended September 30, 2002 increased by $2.3 million over the nine months ended September 30, 2001.  Our research staff increased from 163 at the beginning of  2001 to 224 at September 30, 2002.  The increase in staff was to support the increased level of research activities including our continued investment in two pharmaceutical platforms – our Recombinant Natural Products Program and our Protein Therapeutics / Antibody Program.

Research Supplies Costs. Costs for research supplies for the nine months ended September 30, 2002 decreased by $0.7 million over the nine months ended September 30, 2001. The decrease was primarily attributable to cost savings realized as a result of discount programs implemented with suppliers.

Facility Costs.  Facility costs for the nine months ended September 30, 2002 increased $3.0 million over the nine months ended September 30, 2001.  The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our headcount growth, and our internal product and technology developments, as well as costs related to our second research and development facility, which we occupied in April 2002.

Outside Services Costs.  Outside service costs for the nine months ended September 30, 2002 increased $0.2 million over the nine months ended September 30, 2001. The increase was primarily attributable to increased legal costs associated with our intellectual property portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million to $8.0 million for the nine months ended September 30, 2002 from $7.0 million for the same period in 2001.  This increase was primarily attributable to the expansion of our business development activities to focus on identifying and entering into new collaborations.

Non-Cash, Stock-Based Compensation Charges

For the nine months ended September 30, 2002, we recorded amortization of deferred compensation of approximately $0.5 million, compared to $1.1 million for the nine months ended September 30, 2001.  We also recorded non-cash compensation charges of $0.1 million in the nine months ended September 30, 2002 for stock options granted to consultants, compared to $0.9 million for the nine months ended September 30, 2001.

Interest and Other Income, net

Interest income for the nine months ended September 30, 2002 decreased to $5.0 million from $9.6 million for the same period in 2001, primarily due to lower interest rates. Interest income for the nine months ended September 30, 2001 included $0.8 million of amortization related to the discount on a receivable that was collected in the same period.  Interest expense increased $0.3 million to $1.1 million for the nine months ended September 30, 2002, primarily due to interest on increased borrowings under our equipment financing lines of credit.  Other expense, net increased $0.7 million to $0.8 million for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to $0.9 million of expense related to the write-off of our investment in warrants we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc.

Equity in Loss of Joint Venture

Equity in the loss of Innovase LLC, our joint venture with The Dow Chemical Company, increased to  $1.7 million for the nine months ended September 30, 2002 from $1.3 million for the same period in 2001, primarily due to increased marketing and administrative costs incurred by Innovase LLC.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from collaborative partners and government grants.  Our collaborative partners have provided us with $99.9 million in funding from our inception through September 30, 2002, and are also committed to fund at least an additional $39.3 million through 2005 subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing.  As of September 30, 2002, we had cash, cash equivalents and short-term investments of approximately $163.9 million.  Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations.  Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.  In June 2002, we entered into a new equipment financing line of credit agreement with a lender to finance up to $5.0 million in equipment purchases. As of September 30, 2002, we had utilized all amounts under the new agreement. We anticipate funding our capital requirements of approximately $3.0 million for the remainder of 2002 under new financing arrangements, if available on satisfactory terms, and with available cash.

Our second research and development facility was completed in the first quarter of 2002, and we occupied approximately 33,000 square feet of the building in April 2002.  As of September 30, 2002, we had incurred costs of approximately $5.9 million for property and equipment related to the new facility, which was funded with available cash and through our equipment financing line of credit agreements.  In March 2002, we also entered into an agreement to sublease approximately 27,000 square feet of our new facility. The sublease was effective April 1, 2002 and will continue for a period of three years with an option to extend for an additional year, which the sub-lessee may exercise.

Our operating activities used cash of $23.9 million for the nine months ended September 30, 2002.  Our cash used by operating activities consisted primarily of cash used to fund operations.

Our investing activities used cash of $44.6 million for the nine months ended September 30, 2002.  Our investing activities consisted primarily of purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Our financing activities provided cash of $2.5 million for the nine months ended September 30, 2002.  Our financing activities consisted primarily of proceeds from notes payable, the sale of common stock and the exercise of stock options, partially offset by payments on notes payable and capital lease obligations.

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations and grants will be sufficient to fund our working and other capital requirements for the foreseeable future, including amounts required to fund internal research and development and enhancements of our core technologies as well as the potential costs of acquiring technologies or products that we believe are a strategic fit with our business. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our collaborations and achieve milestones under them and our ability to establish new collaborative relationships, our ability, alone or with our collaborative partners, to commercialize products successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or collaborations, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

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

Revenue from research funding under our collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from exclusivity fees, technology development fees, milestone payments, and research activities performed on behalf of our joint ventures is included in “Collaborative” revenue in our Statements of Operations.  The percentage of completion basis of accounting requires us to estimate the number of hours remaining to complete each of our research projects under our collaborative agreements. Actual results could differ from those estimates, which may affect the timing of the revenue we record from period to period.

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of September 30, 2002, we had long-lived assets with a net book value of $29.3 million.

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

We have incurred net losses since our inception, including a net loss of approximately $6.7 million for the quarter ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $103.1 million. We expect to incur additional losses for at least the next two years as we continue to develop our technologies and fund internal product research and development. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from collaborations and grants, and we expect that substantially all of our revenue for 2002 will result from payments from collaborations and grants.

Future revenue from collaborations is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term, and, consequently, we will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones and achieve milestones under them, but we must also develop products or technologies that our partners choose to commercialize and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We currently have strategic alliance agreements and/or collaboration agreements with Celera Genomics, The Dow Chemical Company, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, and Syngenta Biotechnology, Inc. We have also formed joint ventures with The Dow Chemical Company (named Innovase LLC) and with Syngenta Seeds AG (named Zymetrics, Inc.). We expect to derive significant future revenue from these agreements and joint ventures. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We develop products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

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

Some of our anticipated products are genetically engineered. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our products may not be accepted. Any of the risks discussed below could result in expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies and products could be limited by the following factors:

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 200 at the beginning of 2001 to 274 at September 30, 2002 and expect to increase our headcount to meet our strategic objectives. If our growth continues, it will continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended September 30, 2002 was $8.2 million, as compared to $9.1 million for the same period in 2001. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

If revenue declines or does not grow as anticipated due to the expiration of strategic alliance or collaboration agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to significantly increase operating expenses during the remainder of 2002 and in 2003. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue such a strategy, we could:

•	Issue equity securities which would dilute current stockholders’ percentage ownership;

•	Incur substantial debt; or

•	Assume liabilities.

We may not be able to successfully integrate any businesses, assets, products, technologies, or personnel that we might acquire in the future without a significant expenditure of operating, financial, and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our collaborative partners. Further, recent accounting changes could result in a negative impact on our results of operations as well as the resulting cost of the acquisition. Any of these adverse consequences could harm our business.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 33.0% of our outstanding common stock as of September 30, 2002. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at September 30, 2002 and December 31, 2001 by $1.4 million and $1.0 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us that is required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively.  Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses.  Of the net offering proceeds, through September 30, 2002, approximately $1.8 million had been used to purchase property and equipment and approximately $18.8 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

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

4.3	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

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

DIVERSA CORPORATION

Date: November 12, 2002	/s/ KARIN EASTHAM

Karin Eastham Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jay M. Short, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diversa Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JAY M. SHORT

President and Chief Executive Officer

I, Karin Eastham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diversa Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ KARIN EASTHAM

Senior Vice President, Finance and Chief Financial Officer