Form 10-K
period 2002-12-31
DIVERSA CORP
filed 2003-03-31
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $235.7 million.*

The number of shares outstanding of the Registrant’s common stock was 41,927,823 as of March 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders to be held on May 14, 2003 (the “2003 Annual Meeting”) are incorporated herein by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the Registrant’s year ended December 31, 2002.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 28, 2002. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DIVERSA CORPORATION

FORM 10-K

For the Year Ended December 31, 2002

Forward Looking Statements

This report contains statements that are “forward-looking” and involve a high degree of risk and uncertainty. These include statements related to investments in our core technologies, investments in our internal product candidates, our ability to enter into additional biodiversity access agreements, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the opportunities in our target markets, the benefits to be derived from our current and future strategic alliances, our plans for future business development activities, and our estimates regarding market sizes and opportunities, as well as our future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements. Risks and uncertainties and the occurrence of other events could cause actual events or results to differ materially from these predictions. The risk factors set forth below at pages 24 to 34 should be considered carefully in evaluating us and our business. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

DIVERSA®, DirectEvolution®, DiverseLibrary, DiverseLibraries, GeneReassembly, Gene Site Saturation Mutagenesis, GigaMatrix, GSSM, PathwayLibrary, PathwayLibraries, Pyrolase, SingleCell, SciLect, and Streptomyces diversa are trademarks of Diversa Corporation. ThermalAce is a trademark of Invitrogen Corporation. Phyzyme is a trademark of Danisco Animal Nutrition. This report also refers to trade names and trademarks of other organizations.

PART I

ITEM 1.    BUSINESS

We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. In addition to our internal product development efforts, we have formed alliances and joint ventures with market leaders, such as The Dow Chemical Company, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG.

Our Strategy

Our goal is to be the leading provider of novel proteins and small molecules for use in pharmaceutical, agricultural, chemical processing, and industrial applications. The key elements of our strategy are to:

Deploy our technologies across diverse markets in order to maximize our return on investment.    We are focusing on commercial solutions for a broad range of applications for the pharmaceutical, agricultural, chemical processing, and industrial markets. We believe that this multi-market approach gives us the ability to capitalize on short-term revenue opportunities in lower-risk markets and leverage our technologies and expertise to expand key pharmaceutical programs. Products and processes utilizing genes, proteins, antibodies, small molecules, gene pathways, and other bioactive molecules are all potential targets. Discoveries or developments made for any particular market may find use in other applications and may result in enhanced revenues, more efficient use of corporate resources, and increased return on investment.

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

Maximize the full potential of our current alliances and our dedicated business groups.    We have formed key joint ventures and alliances to focus on certain key market segments. We have also organized internally to focus our employees with specific industry expertise on target markets. Within these target markets, we will determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. Because we will retain commercial rights to independently developed products, we expect that these products will provide attractive margins.

Protect and enhance our technology leadership position.    We are unique relative to our competitors in that we have an end-to-end product solution consisting of access to novel genetic material, several technologies capable of screening more than a billion genes per day, multiple evolution technologies for optimizing enzymes, small molecules, monoclonal antibodies, and protein therapeutics, and manufacturing expertise. We have protected our technologies with a substantial intellectual property estate, and we will continue to make investments in developing and protecting these assets.

Market Opportunities and Product Development Programs

We are developing products for a number of significant markets, including pharmaceutical, agricultural, chemical processing, and industrial applications. Our target markets provide both short-term and long-term product revenue opportunities. Chemical and industrial products have relatively short development and regulatory approval processes; agricultural products have intermediate term development and regulatory approval processes; and pharmaceutical products have longer development and regulatory approval processes. Within these broad markets we are targeting key segments where we believe our technologies and products will create high value and competitive advantages for our strategic partners and customers.

We apply proprietary technologies to discover and optimize novel gene-based products, including molecules with pharmaceutical applications, such as novel small molecule drugs and improved monoclonal antibodies, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. Our balanced and diversified approach is reflected in our programs described below:

Pharmaceutical Market and Programs

Our pharmaceutical program seeks to apply our technologies to the discovery and development of compounds for selected applications within the pharmaceutical market. Additionally, we continue to evaluate acquisition opportunities that represent a strategic fit to our anti-infectives focus, or would allow us to expand our capabilities further downstream in the drug development process.

•

Small Molecule Market.    According to data from IMS Health, sales for all natural product pharmaceuticals derived from microbial sources exceeded $25 billion in 1999. Many of these microbial compounds are macrolides, a class of natural products that accounted for over $4 billion of sales in 1999. Microbial culturing from soil samples has provided most of the molecular diversity in today’s arsenal of anti-infectives as well as some anti-inflammatory and anti-cancer agents. The annual cost of treating antibacterial infections within the United States alone is estimated at $30 billion.

Diversa’s Small Molecule Drug Discovery Program.    Our proprietary DNA recovery technologies provide us with access to genetic material from the Earth’s untapped biodiversity. We believe our vast gene expression libraries, which include the complete genomes of more than 3 million microorganisms, will allow us to significantly speed the discovery and development of commercially valuable small molecule pharmaceuticals. We believe that our small molecule drug discovery methodologies can yield results superior to other approaches because natural pathways can yield more complex chemical structures compared to lab-based synthesis. In addition, by achieving bacterial clonal expression of novel chemical structures, we are able to manipulate genes encoding these novel compounds either by genetic modification of the pathways and corresponding chemical structures, and by molecular evolution of the gene components resulting in novel pathways. By employing several proprietary, ultra high-throughput screening technologies, we are using the large collection of genetic material captured in our PathwayLibrary™ collections in our efforts to accelerate the discovery process. Thus, we believe this approach will accelerate the “hit-to-lead” process and will enable viable options for commercial production of the compounds.

•	Monoclonal Antibody Market. Monoclonal antibodies have advantageous pharmacological properties represented by their high specificity and limited toxicological profile resulting in higher clinical success rates and shorter development times. According to Datamonitor, this class of pharmaceuticals had $2.9 billion in sales in 2001 and is expected to grow to $12.1 billion in sales by 2010.

•	Therapeutic Protein Market. According to Datamonitor, the protein therapeutics market was approximately $27 billion in 2001 and is expected to grow to $59 billion by 2010. A distinctive part of the protein therapeutics market is represented by enzyme-replacement therapies. The enzyme-replacement therapy market is in its infancy and only a small number of enzyme deficiency related diseases have been addressed. There are over 40 disease conditions that are potentially addressable, and the source for novel enzymes is likely to be expanded.

Diversa’s Protein Therapeutics / Antibody Program.    Our Protein Therapeutics / Antibody Program focuses on the application of our powerful DirectEvolution® technologies to improve protein therapeutics and to generate novel antibodies. These proprietary technologies, coupled with our unique ultra high-throughput screening platforms, can be applied to genes encoding human proteins, environmental proteins, and antibodies, with the goal of creating next-generation human therapeutics with desired characteristics. The growing number of newly-discovered, genomics-derived disease targets presents attractive market opportunities for antibody development using our platform, which we believe will overcome limitations on current approaches by combining a unique approach to synthesizing and screening antibodies with our well-established protein engineering technologies. Monoclonal antibodies often have higher rates of success in clinical trials and shorter regulatory review timeframes and, thus, frequently can be less expensive to commercialize compared to other therapeutics. As such, our two primary goals for expanding our business in the therapeutic antibody field include (i) developing a de novo human antibody library and (ii) creating a platform for efficient antibody optimization. The main focus of the past year was the successful implementation of both of these technology platforms.

In the first half of 2002, we completed the first phase of the de novo human antibody program by cloning all variable regions, generating a library of all possible light chains, and expressing antibodies in mammalian cells. By the end of 2002, we had completed phase two in constructing, and then screening, a preliminary antibody library and successfully identifying a human antibody. The program combines the Gene Site Saturation Mutagenesis™ (GSSM™), Tunable GeneReassembly™, and ultra high-throughput screening technologies with the ultimate goal of generating, in vitro, a large collection of human antibodies, without the limitations of hybridoma technologies or transgenic animals. In doing so, our strategy is to create fully-human antibodies with traits such as optimal stability, functionality, and diversity.

Substantial opportunity exists to optimize diagnostic and therapeutic antibodies for important properties like efficacy, expression, stability, assay sensitivity and specificity. In 2002, we made substantial progress toward validating the use of DirectEvolution® technologies to improve antibody properties. A comprehensive experiment was conducted to demonstrate that our technologies can effectively improve the binding properties of target antibodies. The table below shows the results of an optimization experiment utilizing phage display libraries compared to what was accomplished using our patented GSSM technology to comprehensively test all single amino acid substitutions in less than six months. In this experiment, we not only confirmed the one region demonstrating improved binding shown in previous studies, but also identified numerous new sites for further improving antibody binding.

	Our GSSM Technology	Traditional Phage Display
Improved Binding Sites	17	1
Sites Tested	229	19
Sites Not Tested	0	110

Agricultural Market and Programs

The growth of the agricultural market has been spurred by the world’s population growth. This growth has led to the demand for new technologies that improve productivity, reduce the environmental impact, and improve the quality, safety, and nutritional value of agricultural products. Animal feed crops, such as corn, wheat, barley, rye, oats, and soybean, can be improved through the selective development of value-added traits. We estimate that the animal feed market is currently $36 billion in annual revenue. In 2001 alone, over $8 billion was spent on animal feed additives that improve digestibility and increase nutritional value. The market for crop protection chemicals in 2001 was approximately $28 billion and genetically engineered crops are expected to contribute substantial value to the estimated $15 billion agriculture seeds market.

We have significant ongoing programs with affiliates of Syngenta AG for agricultural product discovery and development. Zymetrics, our joint venture with Syngenta Seeds AG, is developing novel enzymes designed to improve the efficiency and environmental sustainability of animal agriculture, as well as to enhance the quality and value of feed, food, and industrial products derived from crops, such as enzymes for baking and brewing applications and for efficient utilization of animal feed. Our alliance with Syngenta Biotechnology, Inc. entails a multi-project collaborative research and development agreement to develop products for crop enhancement and improved agronomic performance. These projects are focused on new genomic approaches designed to improve performance and quality traits in crops, as well as enhance production efficiency. In addition, under our most recent agreement with Syngenta Participations AG, we are focused on developing products for agribusiness applications, as well as for human and animal health markets. Under this minimum seven-year agreement, we are entitled to receive research funding of at least $118.0 million in addition to milestones and royalties.

We are utilizing our unique discovery, evolution, and screening technologies to identify and optimize genes and gene pathways for potential use in the areas of crop protection, crop production (targeted input and output traits), agricultural product processing, animal health, and animal nutrition. We are developing a variety of specialty enzymes, enhanced genes, and small molecules for use in the following applications:

•	Crop Protection. We have developed enzymes that can be used as biological catalysts to produce building blocks for agricultural chemicals and active ingredients in herbicides and insecticides. We are also developing genes that can be inserted into crops to provide them with insect resistance and herbicide tolerance. In addition, we are discovering small molecules with anti-fungal properties. These product candidates are designed to increase crop yield and reduce the environmental impact of crop protection techniques.

•	Animal Feed Additives. Animal feed additives are designed to increase digestibility of essential vitamins and minerals, increase nutritional value and animal product yield, and reduce harmful phosphorous in waste. We are developing several classes of enzymes, including phytases and carbohydrases for the increased absorption of organic phosphorous and digestibility of carbohydrates, as well as the promotion of weight gain in livestock. We are also developing genes to impart these same qualities into genetically engineered crops.

•	Agricultural Product Processing. We have developed enzymes for improving grain processing, nutrition, and specialty foods. These applications include starch and oil modification and breakdown of cellulosic fibers and non-starch polysaccharides to increase nutritional and food value.

•	Animal Health. In addition to the above applications, we intend to develop therapeutics to treat and prevent diseases of farm and companion animals.

Chemical Processing

We are developing enzymes to aid in the manufacture of both fine and high-performance chemicals. These enzymes are used to create manufacturing efficiencies, reduce production costs, and accelerate the generation of new chemical products and processes.

We have the ability to discover and improve biocatalysts that can provide economical and more effective alternatives to existing chemical routes. We are targeting opportunities in the pharmaceutical manufacturing industry, and specifically in the production of chiral intermediates and peptides. We are currently developing enzymes for the production of essential elements for the manufacture of chiral drugs, which include many of the leading revenue-generating drugs currently on the market. We believe these enzymes can improve performance, reduce production costs, and eliminate waste by-products associated with manufacturing. Chirally pure chemicals are preferred by the pharmaceutical industry because they may provide lower toxicity, higher efficacy, lower manufacturing costs, and patent life extensions. We are developing a variety of specialty enzymes for use in the following applications:

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

Industrial Enzymes

The global market for industrial and specialty enzymes was more than $2 billion in revenue for 2001. Today, it is estimated that fewer than 30 enzymes account for more than 90% of the industrial enzymes currently in use. Most industrial enzymes break down easily or become inactive in the industrial environment. Historically limited innovation in the industrial enzyme market presents an opportunity to utilize our discovery and evolution technologies to develop novel, superior enzymes. Our proprietary discovery and evolution strategies are designed to identify, and, if necessary, customize biomolecules to resist degradation and to remain stable at high temperatures or in the presence of organic solvents. Similarly, these capabilities enable us to address the demand for new enzyme activities for specialty applications. A number of applications within this market provide us with commercial opportunities for which we are currently developing a variety of enzymes:

•	Consumer Products. Enzymes and other biomolecules have applications in cosmetics, food, and nutrition products. Our discovery and development programs seek to address these market opportunities with enzymes, novel polymers, and other bioactives. These natural compounds may be utilized to improve product appearance, texture, color, fragrance, flavor, and health benefit.

•	Starch Processing. Starch processing enzymes modify starch to produce higher value end products, such as high fructose corn syrup and ethanol. We are developing new enzymes that we believe may significantly reduce the costs and energy requirements by eliminating the need for process adjustments and by eliminating waste.

•	Oil and Gas Well Breakers. We have developed thermostable enzyme breakers that improve viscosity control and are designed for use in deep and high temperature wells. These enzyme breakers allow for improved extraction of oil and gas from existing wells, resulting in greater production and increased revenue per well.

•	Pulp and Paper Processing. We are developing enzymes to aid in pre-bleaching pulp, which would reduce the use of dangerous oxidizer chemicals such as chlorine and sulfite. These improvements could reduce the cost of pulp processing by both reducing the amount of oxidizer chemicals required and the expense associated with treating the harsh chemical waste.

•	Production of Modified Oils. We are working on developing enzymes to create custom products, such as healthier and more functional margarines, cooking oils, and lubricants, through the modification of fats and oils. These enzymes will be directed to improving product qualities, such as reducing the saturated fatty acids in margarine and cooking oils and improving the heat stability of lubricants.

•	Water Treatment. We aim to develop more effective methods of controlling microbial contamination and fouling in industrial and municipal water treatment. Specifically, we are designing new enzyme formulations that we believe may replace and supplement existing, often toxic and corrosive chemicals.

•	Research Reagents & Diagnostics. Nucleic acid modifying enzymes have applications in both research and diagnostics markets. Research applications include the enzymes utilized in molecular techniques such as amplification of DNA for probe production, gene amplification, cloning, and sequencing. Diagnostic applications include both qualitative probe testing and quantitative analyses such as viral load assays for HIV and Hepatitis B and C. We have identified a large selection of DNA polymerases with a variety of activities and performance characteristics and have licensed three DNA polymerases to Invitrogen Corporation, one of which was commercialized by Invitrogen in September 2000 for the research reagent market. Furthermore, we are increasing our discovery and evolution effort for DNA polymerases and other nucleic modifying enzymes for applications in both the research and diagnostics markets.

Products

Our product development strategy is to target high-value applications with an average of 70% gross margin, for which we believe our technologies can deliver superior, proprietary solutions. We have developed a pipeline of product candidates across multiple markets, both independently and in collaboration with strategic partners for applications such as feed and food additives, enzymes for baking and malting, flavor and fragrance ingredients, industrial enzymes for processing textiles and pulp and paper, as well as enzymes for peptide synthesis and for the production of chiral intermediates. In 2002, we advanced our product portfolio by licensing a pharmaceutical manufacturing enzyme, launching two fluorescent proteins, and delivering commercial quantities of phytase to Danisco in preparation for launch upon FDA approval. In March of 2003, we and Danisco received approval from the United States Food and Drug Administration, or FDA, to market our Phyzyme™ XP Animal Feed Enzyme.

To date, we have commercialized the following products, either independently or in collaboration with our partners:

Phyzyme™ XP Animal Feed Enzyme	• Developed in collaboration with Danisco Animal Nutrition • Allows higher utilization of naturally occurring phosphorus in feed • Increases nutritional value of feed • Reduces pollution

Enzyme for Manufacture of Key Pharmaceutical Intermediate

•      Licensed to the Pharmaceutical Services business of The Dow Chemical Company

•      Optimized enzyme that can eliminate several processing steps

•      Enzyme for the synthesis of a key intermediate used in manufacturing a multi-billion dollar drug

Green Fluorescent Protein and Cyan Fluorescent Protein	• Applications in drug discovery, commercial screening, and academic research • Enhanced brightness for more sensitive drug discovery screens and fast maturation time for rapid screening

ThermalAce™ Enzyme

•      Thermostable DNA polymerase for the molecular biology research supply market

•      Commercialized under a license agreement with Invitrogen

•      We are entitled to receive royalties on sales of the enzyme, while retaining rights to the diagnostics market

Pyrolase™ 200 Enzyme	• Second-generation oil field product that functions at a wider temperature range • Commercialized in 2000

Pyrolase™ 160 Enzyme	• Used in oil and gas well-fracturing operations to increase productivity of wells • Sales commenced in January 1999, only two years after project initiation

Industry Background

Enzymes and Small Molecules

Enzymes and small molecules are examples of naturally occurring biomolecules. Virtually any product or process that utilizes proteins can be improved using novel, naturally occurring biomolecules. Consequently, naturally occurring biomolecules are potentially commercially applicable to a broad range of multi-billion dollar industries.

One of the most abundant sources for enzymes and small molecules can be found in the environment. Microbes, including bacteria and fungi, are among the world’s most diverse organisms and can be found in almost every ecosystem, including oceans, deserts, rain forests, and arctic regions. Through billions of years of natural selection in diverse environments, microbes have developed broader and more varied characteristics than those encountered in plants or animals. These characteristics, which include the ability to survive in extreme temperature, tolerate high or low pH, and endure high or low salt environments, are the result of the highly diverse genetic material found in the microbial world.

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

Enzymes carry out the chemical reactions that give each microbe its unique character. Further, multiple genes can also be expressed in concert inside cells to create other types of organic compounds called small molecules. These arranged genes are called biosynthetic pathways and are capable of producing small molecules, including antibiotics.

Countless microbes, each with their unique enzymes, influence our lives in a multitude of ways. For example, some microbes make the soil fertile, clean up the environment, and supply the atmosphere with oxygen, while others produce molecules that can be used to produce vitamins and drugs, or improve our food.

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

Traditional Approaches and Their Limitations

Enzymes and Small Molecules

Traditional methods of discovering enzymes and other biologically active molecules do not utilize a DNA-based approach, but are accomplished by culturing and screening microorganisms, or by examining plant extracts. For small molecules, once scientists using the traditional culturing approach identify an activity of interest, they are faced with the problem of separating the activity from others potentially present in the sample. This process is traditionally followed by the difficult and time consuming task of determining the chemical structure of the molecule, which requires producing sufficient quantities of the compound by culturing a sample of the producing organism in the laboratory. Challenges with reproducibility and low levels of synthesis often make this a difficult task.

To date, modern biochemical science has characterized greater than 3,000 enzymes. Nearly all of such enzymes have been identified from organisms that have been successfully cultured in the laboratory. The scientific community has characterized enzymes from only a small fraction of the billions of different species of microorganisms living throughout the world. The reasons for this limited discovery effort include:

•	Less than an estimated 1% of the microorganisms in most habitats will grow using standard laboratory techniques because it is so difficult to precisely create the required environmental conditions;

•	If an extract from a plant or cultured organism is not collected at the appropriate time, the activity of interest may not be present, since enzymes and other bioactive molecules may only be synthesized at specific times during growth or under specific conditions; and

•	Even if the enzyme or bioactive molecule is isolated, the targeted recovery of the corresponding gene or genes encoding these molecules is usually difficult.

Accordingly, the universe of potentially useful compounds from biodiversity remains largely untapped.

Once an enzyme or small molecule of interest is discovered, the genetic sequence of the gene(s) encoding it can be studied and genetic variation can be introduced in an attempt to modify its function through a process of test tube evolution. Genetic variation is generated predominantly by two methods: mutation and recombination. Mutation is the introduction of changes into a gene. Mutation can be achieved by several methods, including forcing the DNA to replicate in a manner that intentionally causes random changes. Mutagenesis has been achieved by randomly introducing single nucleotide changes into a gene in an attempt to alter a single amino acid within the corresponding protein. Random methods have deficiencies that make it virtually impossible to generate all 19 possible amino acid changes at each position within the protein. The best method to generate all amino acid changes at each site requires multiple, appropriately positioned DNA base changes (non-random methods). Historically, on average, three or fewer changes are explored due to deficiencies in mutation and sampling methods. Recombination, or shuffling, the other method for producing genetic variation, is the mixing of two or more related genes to form hybrids. However, the generation of improved variants has, to date, been inefficient and laborious, or has allowed only closely related genes to be recombined.

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

In contrast to murine, chimeric, and humanized antibodies, fully human monoclonal antibodies can frequently provide an enhanced safety profile, higher affinity, and potentially increased efficacy. Fully human monoclonal antibodies are currently generated through the use of transgenics and phage or cell display technologies. However, hybridoma processes required for transgenically generated antibodies tend to be very inefficient and typically do not capture many antibodies that are produced by the human immune system. Furthermore, transgenic mice engineered to generate human antibodies do not express all possible human antibody genes. A significant additional limitation on the use of transgenic animals is that the reconstituted immune system of a transgenic animal might not adequately control the animal’s own responses to a sufficient number of antigens to make it efficient enough for the production of human therapeutics. With respect to phage display, this process has historically been slower than transgenic processes of human antibody generation. In addition, the phage biopanning process often limits the diversity of the antibodies generated. Finally, antibodies generated using phage display frequently require optimization to be of therapeutic value.

Our Technologies and Advantages

Overview

We have developed proprietary genomic methodologies and technologies to tap the commercial potential of uncultured microorganisms, which make up more than 99% of the Earth’s genetic diversity. We are able to identify product candidates efficiently utilizing our patented and proprietary ultra high-throughput screening technologies, which are capable of screening more than one billion genes per day. Today, we are the only company applying all of these capabilities to directly extract novel and potentially commercially valuable genes and gene pathways for applications across our target markets.

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

Fully Integrated Processes

Our proprietary technologies and tools address the limitations of traditional approaches for the recovery and modification of novel genes and linked genes comprising novel gene pathways and the manufacture and commercialization of related products. Our fully integrated processes include the following steps:

•	For our novel enzyme and small molecule programs, we collect small environmental samples containing heterogeneous populations of uncultured microbes from diverse ecosystems and extract the genetic material from these organisms, eliminating the need to grow and maintain the organisms in cultures in the laboratory. Because small samples yield sufficient DNA for use with our technologies, we minimize the impact on sensitive environments.

•	We create gene expression libraries from DNA contained in environmental and other samples. Our DiverseLibrary™ collection is generated from the DNA extracted from the specified environment. Our PathwayLibrary™ collections consist of multiple genes which act in concert to produce small molecules. We estimate that our gene expression libraries currently contain the complete genomes of over 3 million unique microorganisms, representing billions of genes and comprising a vast resource of genetic material that can be screened for potential commercial products.

•	Our proprietary DirectEvolution® technologies, including Gene Site Saturation Mutagenesis™ (GSSM™) and Tunable GeneReassembly™, as well as gene shuffling, enable a full range of accelerated DNA mutations and modifications that can be applied to generate and/or optimize enzymes, monoclonal antibodies, and other therapeutic proteins. These methods enhance the efficiency of the evolution process and reduce the laborious nature of current mutagenesis and recombination processes. In addition, it may be possible to achieve patent-life extensions for existing protein therapeutics by using our evolution technologies to develop second-generation protein therapeutics.

•

We employ several proprietary methods for quickly and cost-effectively screening large numbers of novel genes and their variants. Our proprietary screening techniques efficiently address the large volume of genetic material captured in our libraries and may significantly accelerate the product development process. Our data management and analysis system, SciLect™, allows us to store and manipulate the vast amount of information generated from our screening activities.

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

We believe our ability to create expanded libraries using minute samples of genetic material collected from diverse environments is an important factor to our success. Our need to use only small environmental samples results in minimal impact to the surrounding ecosystem, enabling us to enter into formal genetic resource access agreements. To date, we have obtained samples, under legal agreements, from Alaska, Australia, Bermuda, Costa Rica, Ghana, Hawaii, Iceland, Indonesia, Kenya, Mexico, the Meadowlands Superfund site, Russia, and South Africa. In addition, in 1997, we signed a Cooperative Research and Development Agreement with Yellowstone National Park, which was the first agreement of its kind for the U.S. National Park Service. We also access marine and terrestrial samples from Antarctica, as well as deep-sea hydrothermal vents off the shores of Costa Rica and the Pacific Northwest. Many of these samples are taken using deep-sea submersibles such as the ALVIN or remotely operated vehicles like the Jason and Ventana.

We intend to enter into additional agreements to further strengthen our biodiversity access program by expanding the network of countries from which we obtain samples. Using our proprietary techniques to recover the genes from these samples, we have constructed our DiverseLibrary collection. We intend to expand this DiverseLibrary collection, which we estimate currently contains the total genomes of over 3 million unique microorganisms. We are also making a significant effort to expand our collections of multi-gene pathways, our PathwayLibrary collections. We believe that the application of our proprietary technologies to this vast resource of genetic material will provide us with a myriad of product candidates for attractive commercial applications.

Gene Library Generation

To successfully capture the enormous genetic diversity present in uncultured microbial community samples, we have developed a series of techniques, which enable substantial recovery of DNA from a wide range of sample types, while assuring DNA purity.

Our methods for analysis of environmental samples give scientists a rapid estimation of the total number of species present and the relative abundance of each species within a sample. DNA recovered from complex environmental samples often represents the genomes of thousands of different microbial species, some of which are generally more abundant than others. We estimate that there may be as much as a 100,000-fold difference in abundance between a dominant species and a rare species in a single sample. To access the genetic material of rare microbial species in a given sample, we have developed proprietary normalization technologies that result in a more equal representation of each species at the genetic level. Because current culturing techniques are generally incapable of capturing this underrepresented genetic material, this potentially valuable source of genetic information has historically not been available to commercialize. In addition we have developed high-throughput culturing methods that allow us to culture organisms in isolation or in consortia by creating nano-environments similar to the organisms’ natural habitats. Thus, organisms that have never before been grown in the laboratory, can be cultured and studied to augment our understanding of physiology and metabolic adaptation, and provide an abundance of potential sources for novel antibiotics, drugs, and microbial metabolites. This method for discovering products from the environment was described in the November 2002 issue of the Proceedings of the National Academy of Sciences.

DiverseLibrary Generation.    We have developed proprietary methods for construction of complex, representative environmental gene libraries. A gene library is a stored collection of DNA fragments or genes. We store these genes in library form by cloning or splicing the DNA fragments into a vector, a piece of DNA that acts as a carrier or a transporter into a host cell. The DNA fragment spliced into the vector DNA is called a recombinant molecule or clone. A collection of clones representing the entire DNA isolated from the organisms in the sample is a representative gene library. In order to capture the complete genomic diversity present in these complex microbial samples, which may contain more than 5,000 distinct genomes, we prepare very large member libraries. The result is the creation of an additional gene library for our DiverseLibrary collection, which typically represents genomic coverage of these microorganisms. We estimate that our DiverseLibrary collection contains the complete genomes of over 3 million different microorganisms, which far exceeds the estimated 10,000 microorganisms which have been previously described in the scientific literature in the last 100 years.

PathwayLibrary Generation.    We are also developing PathwayLibrary collections, comprised of multi-gene sets used in the discovery and production of small molecules. While a single gene is responsible for the production of an enzyme, the production of small molecules, such as antibiotics, typically requires multiple genes working together in a coordinated fashion within a genetic pathway. In addition, whereas the genetic blueprint for the production of an enzyme is generally contained within approximately 1,000 nucleotides of DNA, the blueprint for the production of an antibiotic pathway is typically more than 25,000 nucleotides, and can be greater than 100,000 nucleotides. For this reason, we are improving specific molecular tools that can accommodate and stably maintain such large pieces of DNA in a library.

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

Our GigaMatrix™ platform is an ultra high-throughput screening platform that is the first system known to utilize plates with a 100,000-well density. Exponentially more efficient than standard 96-, 384-, or 1536-well screening systems, the GigaMatrix platform combines automated robotics and a 100,000-well format contained in the 3.3” x 5” footprint of a standard plate.

The GigaMatrix platform permits rapid screening of genes and gene pathways, and is expected to increase the productivity of our discovery programs for products such as novel enzymes and small molecule drugs. The screening platform is also being adapted to our antibody and protein therapeutic programs, which require rapid screening of the large numbers of antibody and protein variants created by our evolution technologies. In 2002, we developed the capability to screen in plates with one million wells and initiated screening in this ultra-high density format.

The GigaMatrix technology, employing over 12,000 wells per square centimeter, greatly expands the amount of molecular diversity that can be screened to discover products. The platform also dramatically reduces equipment and operator time through massively parallel dispensing and reading of biological samples. The GigaMatrix plates, with wells each about the diameter of a human hair, are reusable and require only miniscule volumes of reagents, making them highly cost effective.

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

Our SciLect™ and Adamas Data Management and Analysis Systems

We have developed leading edge, scientific computational tools for internal purposes: the SciLect and Adamas databases. Our SciLect system provides a secure, reliable, and accurate source for storage, retrieval and analysis of vast amounts of proprietary biological data. The SciLect 2.0 database has been fully developed and is now being used across the organization. New features are also being developed to allow visual data navigation of complex data and relationships. The Adamas system includes custom-developed and third-party bioinformatics software tools which assist in the acquisition and analysis of complex data relating to genes, proteins, sequence similarity to known genes, three-dimensional structure prediction, and biological pathways. This new tool will allow faster access to data than traditional and commercial tools that are available.

Utilizing the combination of SciLect and public databases, we are able to first verify that we have a unique gene. We are then able to mine public databases using Adamas for previously unidentified proteins that can be added to our portfolio of patented proteins. Publicly available databases of proteins and genomic data are imported daily to our secure environment. Through the use of these systems, we have assembled the world’s largest proprietary database of activity screened, and patent-protected, unique gene sequences.

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

As part of our host cell optimization and pharmaceutical programs, we have developed extensive DNA sequencing capabilities for sequencing the genomes of selected microorganisms, both internally and in collaboration with The Celera Genomics Group. As part of our internal sequencing efforts, we sequenced the entire genome of Aquifex aeolicus, which was later published as an article entitled “The complete genome of the hyperthermophilic bacterium Aquifex aeolicus.” This paper, published in Nature in 1997, represented an important achievement for our microbial genome sequencing program. When the Nature paper was published, the genome of A. aeolicus was the first high temperature bacterium sequenced and was one of the first complete genomes to be sequenced. This allowed scientists to compare its genome sequence, and the way its genes were organized, to those of other bacteria, to see how evolutionarily conserved different groups of genes were. Since its publication in Nature in 1997, this article has been cited in more than 250 scientific papers. In addition, under a DNA sequencing collaboration we entered into with The Celera Genomics Group in December 2000, we obtained the entire genome sequence of the Streptomyces diversa™ microorganism, a proprietary discovery and production host microbe important to both our host cell and pharmaceutical programs. The availability of the genome sequence, together with the application of technologies permitting the global analysis of gene expression at both the RNA and protein levels, and the extensive array of tools available for the genetic manipulation of this organism, will enable us to fully utilize S. diversa for the production of novel compounds of potential pharmaceutical interest.

Current Alliances And Other Agreements

Current Alliances

Our strategy includes pursuing strategic alliances with market leaders in our target markets. In exchange for selected rights to future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners’ established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of products. As of February 28, 2003, past and committed future funding from corporate partners totaled over $265 million, excluding equity investments and future success-based payments, of which $111.0 million had been received as of such date.

Collaborative revenue accounted for 96% of total revenue for the year ended December 31, 2002, 97% of total revenue for the year ended December 31, 2001, and 94% of total revenue for the year ended December 31, 2000.

To date, we have entered into the following strategic alliances:

Syngenta

In January 1999, we entered the agricultural biotechnology arena through a strategic alliance with Syngenta Biotechnology, Inc. (formerly Syngenta Agribusiness Biotechnology Research, Inc.), referred to below as Syngenta Biotechnology. This alliance covers a multi-project collaborative research and development agreement to develop products for crop enhancement and improved agronomic performance. Under the terms of the agreement, we are utilizing our unique discovery and screening technologies to identify and optimize genes and gene pathways for use in transgenic crops. The initial projects focus on new genomic approaches that will provide improved performance and quality traits in crops and enhance production. In conjunction with the transaction, Syngenta Biotechnology purchased 5,555,556 shares of our Series E convertible preferred stock, paid a technology access fee, and provided project research funding to us, for aggregate total proceeds of $12.5 million. We recognized the research payments on a percentage of completion basis as research was performed. We recognized the technology access fee in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, we expanded our collaboration agreement with Syngenta Biotechnology to further develop and optimize novel synthesis routes to crop protection chemicals. Under the terms of the agreement, we will receive research payments, milestones, and product royalties. We receive additional funding as projects are added under this agreement.

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

Either party may terminate these agreements in the event a material breach remains uncured for 90 days. Syngenta Seeds and Syngenta Biotechnology may terminate these agreements within 60 days of a change of control of Diversa.

In February 2003, we completed a series of transactions with Syngenta Participations AG, or Syngenta, and its wholly-owned subsidiary, Torrey Mesa Research Institute, or TMRI. Under the transactions, the companies formed an extensive research collaboration whereby we are entitled to receive a minimum of $118.0 million in research and development funding over the initial seven-year term of the related research collaboration agreement, and will be eligible to receive certain milestone payments and royalties upon product development and commercialization. Additionally, we acquired certain property and equipment from TMRI and certain licenses from Syngenta to intellectual property rights used in activities conducted at TMRI that primarily involve tools, technologies and methods relating to proteomics, metabolomics, RNA dynamics, and bioinformatics and methods to analyze and link these components of genomics or that primarily relate to TMRI’s fungal program, for use outside of Syngenta’s exclusive field as defined in the related research collaboration agreement. In consideration, we issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase 1,293,211 shares of common stock at $22.00 per share that is exercisable for ten years starting in 2008. The total value of the acquisition was approximately $74.0 million, including transaction fees.

The purchase price has been allocated, based upon a third party valuation, to tangible assets, consisting primarily of computer and lab equipment, and identifiable intangible assets, consisting of acquired in-process research and development, core technology, and the value associated with the research collaboration agreement. The tangible assets will be depreciated over estimated useful lives of three to five years, the core technology will be amortized over its estimated life of fifteen years, and the value associated with the research collaboration agreement will be amortized over its estimated useful life of seven years. The in-process research and development was recorded as expense upon closing of the transactions.

Either party may terminate our research collaboration agreement with Syngenta upon the other party’s material uncured breach or default in the performance of any of its obligations under the research collaboration agreement or in the event the other party becomes subject to voluntary or undismissed involuntary bankruptcy or similar proceedings. In addition, our research collaboration agreement with Syngenta may be terminated by Syngenta in the event that we undergo a change of control while we are performing research under the research collaboration agreement and either the change of control transaction is with or involving any entity that is a competitor of Syngenta or its affiliates or, as a result of the change of control, Syngenta reasonably determines in its sole judgement that such change of control would have an adverse effect on our ability or the ability of the surviving entity to perform the research collaboration agreement’s research program.

Revenue recognized under the Syngenta Biotechnology and Syngenta Seeds agreements was $13.5 million, $13.9 million, and $12.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

In July 1999, we significantly expanded our existing strategic alliance with Dow to apply our discovery and optimization technologies for Dow to develop a variety of novel enzymes for multiple chemical processes on a reaction-exclusive basis. The research agreement involves multiple projects in the field of chemical processing. The agreements require Dow to make annual technology development payments, fund research costs, make milestone payments to us upon achievement of established objectives, and pay us license and commercialization fees for any resulting products. We will also receive royalties on sales of our royalty-bearing products sold or sublicensed by Dow. We amortized the technology development fees over the initial three-year period of the research agreement. In December 2000, we entered into an agreement with Dow to license several enzymes for early stage testing of further application for production of certain chemicals. Under the terms of the agreement, we received license fees and are entitled to receive specified royalties upon commercialization of certain products using the licensed enzymes. Either party may terminate the research agreement upon failure to pay amounts due for 30 days or material breach if uncured within 60 days. The research agreement may also be terminated by Dow with 180 days written notice or upon a change of control to a Dow competitor with 30 days notice, in both cases upon the payment of defined penalties. We may terminate the license agreement in the event of a material breach if uncured for 30 days. Dow may terminate the license agreement with three months written notice.

In November 2000, we signed an agreement with Dow’s Custom and Fine Chemicals (formerly Contract Manufacturing Services) business unit to jointly market our respective abilities to pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients, pharmaceutical intermediates, and other fine chemicals. Chiral technologies permit the separation of an active ingredient from its undesired counterpart. This affords lower toxicity, higher efficacy, lower manufacturing costs, and patent life extensions to the pharmaceutical industry. Under the terms of the agreement, we will receive technology access fees, research and development payments, milestone payments, and royalty payments from sales of end products by Dow. In October 2002, we announced that we licensed a product for improved enzymatic synthesis of a key pharmaceutical intermediate used in the manufacture of a multi-billion dollar drug to the Pharmaceutical Services business of Dow. We received license fees and are entitled to receive specified royalties on Dow’s sales of the intermediate manufactured using the licensed enzyme.

In June 2000, we formed a 50/50 joint venture with Dow, named Innovase LLC, to develop and commercialize innovative products for the industrial enzyme market segment. Under the various joint venture related agreements, we have received exclusivity fees, technology development fees, and research and development payments, and we believe we are entitled to additional technology development fees and research and development payments over the remainder of the initial five-year term. We are also required to fund certain operating expenses of the joint venture, excluding certain expenses for which Dow is responsible under the joint venture agreement.

In the course of recent discussions, we and Dow have expressed differing views regarding product development activities, commercial opportunities and funding obligations under the Innovase joint venture. In particular, Dow has indicated that it is unlikely to continue to provide research and development funding to us under the joint venture pending approval of further product development projects. We believe such funding is required by the terms of the Innovase agreements. Dow has paid all amounts due for work performed through the first calendar quarter of 2003. The minimum total amounts that we believe Dow has committed to paying us for the balance of 2003, 2004, and through June 2005 under the Innovase agreements represent less than ten percent of the total of at least $154.7 million that our strategic partners, including Dow, have committed to fund through 2010. Such committed funding excludes contingent or performance-based payments, such as milestone payments, license and commercialization fees, and royalties or profit sharing. To date, neither party has declared a breach under the Innovase agreements or provided notice of termination of any of the agreements.

We have initiated informal dispute resolution procedures under the Innovase agreements to attempt to resolve these issues. The informal dispute resolution procedures call for an executive officer from each company to meet and attempt to resolve the differences between the parties for a period of up to 60 days. If we and Dow are unable to resolve our differences through the informal dispute resolution process, either party may submit the matter to binding arbitration for resolution. During this informal dispute resolution period, we intend to continue to advance projects within the joint venture, which are subject to Dow funding obligations under the Innovase agreements. However, if the parties are not able to resolve their differences within the informal dispute resolution process, Dow has indicated its intent to reduce or eliminate its funding under the Innovase agreements, which would likely result in our initiating binding arbitration under the agreements. Although we intend to vigorously assert our rights under the Innovase agreements in any such arbitration, Dow’s ceasing to fund Innovase at the levels we believe are required under the Innovase agreements and the commencement of arbitration could adversely affect our business. Furthermore, while we believe that we would prevail in any arbitration, there can be no assurance of the actual outcome of any arbitration, and an adverse result, including a result awarding an amount less than what we believe we are entitled to receive in committed funding under the Innovase agreements, could have an adverse affect on our business.

Revenue recognized under the Dow agreements was $16.1 million, $15.2 million, and $9.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Danisco Animal Nutrition

In May 1996, we entered into a collaboration agreement with Danisco Animal Nutrition (formerly Finnfeeds International Ltd) to jointly identify and develop a novel phytase enzyme that when used as an additive in animal feed applications allows higher utilization of phytic acid phosphates from the feed, thereby increasing its nutritional value. The addition of phytase to animal feed reduces the need for inorganic phosphorus supplementation and lowers the level of harmful phosphates that are introduced to the environment through animal waste, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. Following the completion of the initial objectives of our agreement with Danisco, in December 1998, we entered into a license agreement with Danisco to commercialize an enzyme developed under the collaboration agreement. Under the terms of the license agreement, we granted Danisco an exclusive license to manufacture, use, and sell the developed enzyme. In consideration for the license, we will be paid a royalty on related product sales made by Danisco. Danisco can terminate this agreement at any time upon six months notice to us. We can terminate this agreement upon material breach by Danisco if uncured within 60 days. In March 2003, the FDA approved Phyzyme XP Animal Feed Enzyme, which we developed in collaboration with Danisco. Additionally, we entered into a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme XP.

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

Biodiversity Access Agreements

Through formal genetic resource access agreements, we have obtained genetic material from Alaska, Australia, Bermuda, Costa Rica, Hawaii, Iceland, Ghana, Indonesia, Kenya, Russia, South Africa, and Yellowstone National Park. Pursuant to the terms of these agreements, we have obtained non-exclusive access to collect samples from diverse ecosystems, we own products developed and discoveries made from our use of the samples, and we pay a royalty to the other party on the sale of products derived from the samples. All of these agreements expire in 2007 or earlier, and they are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending their resolution of collection guidelines. If an access agreement terminates and a new agreement is not established, we will not collect any further materials from the specified location; however, we will retain the right to use any samples we have already collected. The financial impact of these agreements to us is not significant.

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

Manufacturing Strategy

Our manufacturing strategy is to secure contract manufacturing relationships with qualified third parties possessing sufficient fermentation capacity to meet our commercial production requirements. We place our own technical personnel on site at contract manufacturing facilities to plan and supervise our production. Our employees have extensive experience in scale-up and production of fermentation products, including industrial enzymes. We have cleared regulatory requirements for our first three commercial enzymes, and are producing these products at commercial scale. We manufacture enzymes pursuant to arrangements with two third party entities that have the required manufacturing equipment and available capacity to manufacture products under our direction and oversight. We have our own pilot development facility that is used for developing new manufacturing processes, providing developmental quantities of products for internal and external use, and for producing commercial quantities of smaller-scale specialty products. We will continue to depend on third parties for large-scale commercial manufacturing.

We do not currently depend on any single supplier for the raw materials necessary for the operation of our business. However, we may become dependent on a single supplier in the future.

Government Regulation

Many of our product opportunities, and all of our projects to date, have applications other than as regulated drug products. Non-drug biologically derived products are regulated, in the United States, based on their application, by either the FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and GRAS (Generally Recognized As Safe) substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process, ranging from six months to three years.

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

Proprietary Rights

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, to maintain trade secrets, to operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. As of February 28, 2003, we owned 76 issued patents relating to our technologies, had received notices of allowance with respect to 10 other patent applications and had over 410 patents pending. In addition, as of February 28, 2003, we had in-licensed 60 additional patents or patent applications that we believe strengthen our patent position.

The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated, or circumvented. We cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or to operate as we would like to. Others may develop similar technologies or duplicate technologies developed by us. There may exist patents in some countries that, if valid, may block our ability to commercialize products in these countries if we are unsuccessful in circumventing or acquiring the rights to these patents. There also may exist claims in published patent applications in some countries that, if granted and valid, may also block our ability to commercialize products in these countries if we are unable to circumvent or license them.

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

Employees

As of December 31, 2002, we had 279 full-time employees, 86 of whom hold Ph.D. degrees. Of these employees, 228 were engaged in research and development and 51 were engaged in business development, finance and general administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

In February 2003, in conjunction with a series of transactions entered into with Syngenta Participations AG, we hired an additional 77 employees from Syngenta’s wholly-owned subsidiary, Torrey Mesa Research Institute. Of these employees, 71 were engaged in research and development and 6 were engaged in business development, finance and general administration.

Investor Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Financial and other information about us is available on our website (http://www.diversa.com). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained or incorporated by reference herein, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $28.0 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $109.4 million. We expect to incur additional losses for at least the next two years as we continue to develop our technologies and fund internal product research and development. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from collaborations and grants, and we expect that substantially all of our revenue for 2003 will result from payments from collaborations and grants.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only two products ourselves, PyrolaseTM 160 enzyme and PyrolaseTM 200 enzyme, and only two of our collaborative partners, Invitrogen Corporation and Danisco Animal Nutrition, have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with The Dow Chemical Company, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG. We have also formed a joint venture with Syngenta Seeds AG (named Zymetrics, Inc.). We expect to derive significant future revenue from these agreements and the joint venture. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. We recently initiated informal dispute resolution proceedings with The Dow Chemical Company under our Innovase joint venture agreements. While we are seeking to enforce the terms of the Innovase joint venture agreements, including continuation of the related funding, there can be no assurances of the actual outcome of our informal dispute resolution procedures with Dow under the Innovase agreements or any arbitration that may occur and an adverse result, including a result awarding an amount less than what we believe we are entitled to receive in committed funding under the Innovase agreements, could have an adverse affect on our business. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

Failure to retain former employees of Torrey Mesa Research Institute or attract and retain other key employees could diminish the benefits we expect to realize from our recent transactions with Syngenta Participations AG and Torrey Mesa Research Institute.

As part of the transactions among Syngenta Participations AG, or Syngenta, Torrey Mesa Research Institute, or TMRI, and us that were consummated on February 20, 2003, we hired 77 employees of TMRI. The success of our collaboration with Syngenta and the benefits that we otherwise expect to realize from our transactions with Syngenta and TMRI will depend significantly on our ability to retain these employees. If we are unable to retain these employees, or if we are otherwise unable to attract and retain other employees who may be critical to our collaboration with Syngenta or otherwise in connection with our transactions with Syngenta and TMRI, we could lose key information, expertise or know-how related to the collaboration, incur unanticipated additional recruiting and training costs and otherwise not realize the benefits we expect from those transactions.

If we are not successful in integrating TMRI’s intellectual property rights and related assets, some of the anticipated benefits to us of our recent transactions with Syngenta and TMRI may not be realized.

If we and our stockholders are to realize the anticipated benefits of our transactions with Syngenta and TMRI that were consummated on February 20, 2003, the intellectual property rights and related assets we licensed and acquired from Syngenta and TMRI must be integrated and combined efficiently with our own assets and operations. We cannot assure you that the integration will be successful or that we will realize the anticipated benefits of our transactions with Syngenta and TMRI. Similarly, we cannot assure you that our stockholders will realize greater value through our transactions with Syngenta and TMRI than they would have realized without them.

The difficulties of integration may be increased by the need to integrate personnel with disparate scientific, technical and business backgrounds and combine different corporate cultures and approaches. We cannot assure you that there will not be substantial costs associated with the integration process, that integration activities will not negatively impact our operating results or result in a decrease in the value of our common stock, or that there will not be other material adverse effects to our business or operations from our integration efforts.

We do not have the capacity to manufacture products on a commercial scale. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme, Pyrolase 200 enzyme, and Phyzyme™ XP under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements, and from private lands under individual agreements with private landowners. If our access to materials under biodiversity access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2007 or earlier, and they are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending the park’s resolution of collection guidelines.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products, and business. The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. We will apply for patents covering both our technologies and products as we deem appropriate. Patents, if issued, may be challenged, invalidated, or circumvented. We cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies developed by us. There may be patents in some countries that, if valid, may block our ability to commercialize products in these countries if we are unsuccessful in circumventing or acquiring the rights to these patents. There also may be claims in published patent applications in some countries that, if granted and valid, may also block our ability to commercialize products in these countries if we are unable to circumvent or license them.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the average number of our full-time employees from 231 during 2001 to 278 during 2002. We expect to increase our headcount to meet our strategic objectives, and, in February 2003, in conjunction with a series of transactions entered into with Syngenta, we hired an additional 77 employees from TMRI. If our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended December 31, 2002 was $9.1 million, as compared to $10.0 million for the quarter ended December 31, 2001. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

If revenue declines or does not grow as anticipated due to the expiration of strategic alliance or collaboration agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to significantly increase operating expenses during 2003. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

If we engage in any additional acquisitions, we will incur a variety of costs and may potentially face numerous other risks that could adversely affect our business operations.

We recently consummated a series of transactions with Syngenta and TMRI that involved, in part, our acquiring certain property and equipment from TMRI. If appropriate opportunities become available, we may consider acquiring additional businesses, assets, technologies, or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue such a strategy, we could

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 41.8% of our outstanding common stock as of March 20, 2003. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of March 20, 2003, Syngenta and its affiliates controlled approximately 19% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

ITEM 2.    PROPERTIES

Our executive offices and research and development facilities are currently located in adjacent 75,000 and 60,000 square foot buildings in San Diego, California. The facilities are leased through November 2015 and March 2017, respectively. In March 2002, we entered into an agreement to sublease approximately 27,000 square feet of our 60,000 square foot facility. The sublease was effective April 1, 2002 and will continue for a period of three years with an option that the sublessee may exercise for an additional year. We believe that our current facilities are adequate to meet our requirements.

ITEM 3.    LEGAL PROCEEDINGS

On or about December 6, 2002, a lawsuit was filed in the U.S. District Court for the Southern District of New York against us, two of our executive officers, the chairman of our board of directors, and the underwriters of our initial public offering of common stock. The complaint is purportedly filed on behalf of purchasers of our common stock between February 14, 2000 and December 6, 2000, and alleges claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint is among the so-called “laddering” cases that have been commenced against many companies that had public offerings of securities prior to or during December 2000, and the complaint has been transferred to the District Court Judge who is handling the ongoing litigation against over 300 companies involving complaints of a similar nature. Those complaints are being coordinated as part of one proceeding denominated In re Initial Public Offering Securities Litigation. Among other allegations, the complaint alleges that, in connection with our February 14, 2000 initial public offering, the defendant underwriters conditioned share allocations on customers agreeing to purchase additional shares in the aftermarket at pre-arranged prices and/or to pay the underwriters excessive and undisclosed compensation representing a material portion of the customers’ profits from aftermarket sales of their initial public offering share allocations. The complaint alleges that the failure to disclose these alleged arrangements made our registration statement for our initial public offering and the related prospectus materially false and misleading. The complaint, which seeks unspecified damages, asserts claims under the Securities Act Sections 11 and 15 and Exchange Act Sections 10(b) and 20.

On February 19, 2003, the District Court decided several motions to dismiss in In re Initial Public Offering Securities Litigation that were filed before the complaint was filed against us. Nevertheless, as part of its decision, the District Court dismissed the Exchange Act Section 10(b) claims against us, one of our executives and the chairman of our board of directors, and dismissed the Exchange Act Section 20 claims in their entirety. The District Court, however, did not dismiss the Securities Act Sections 11 and 15 claims as against any of the defendants named in the complaint.

We strongly deny any liability in connection with this lawsuit and intend to vigorously defend against it. We have notified our insurance carriers of the lawsuit, and are requesting indemnification and/or contribution from the underwriters of our initial public offering of common stock.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER                    MATTERS

(a) Our common stock is traded on the Nasdaq National Market under the symbol DVSA. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

2002	High	Low
First Quarter	$14.65	$9.50
Second Quarter	13.05	9.22
Third Quarter	10.51	6.99
Fourth Quarter	11.90	6.86
2001	High	Low
First Quarter	$26.25	$9.50
Second Quarter	21.00	13.19
Third Quarter	20.49	7.85
Fourth Quarter	14.95	8.55

As of March 20, 2003, there were approximately 203 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On March 20, 2003, the last sale price reported on the Nasdaq National Market for our common stock was $9.33 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

(b)    The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-92853) relating to our initial public offering of common stock, was February 11, 2000. In addition, in accordance with Rule 462(b) under the Securities Act, we filed a subsequent registration statement on Form S-1 (No. 333-30290) that related to the first registration statement that we had filed for our initial public offering of common stock, and the effective date of that subsequent registration statement was February 14, 2000. Under the two registration statements, we sold a total of 8,337,500 shares of our common stock at a price of $24.00 per share to an underwriting syndicate led by Bear, Stearns & Co. Inc., Chase H&Q, and Deutsche Banc Alex. Brown. Of these 8,337,500 shares, 1,087,500 were issued upon exercise of the underwriters’ over-allotment option. The initial public offering resulted in gross proceeds of $200.1 million, $14.0 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. Net proceeds to us were approximately $184.5 million. From the time of receipt through December 31, 2002, approximately $17.7 million of the net proceeds had been used to purchase property and equipment and approximately $3.7 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this annual report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our statements of operations for the years ended December 31, 2002, 2001, and 2000, and with respect to our balance sheets at December 31, 2002 and 2001 are derived from our financial statements that have been audited by Ernst & Young LLP, which are included elsewhere in this report, and are qualified by reference to such financial statements. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999, and 1998 are derived from our audited financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative revenue	$30,276	$34,936	$22,883	$9,166	$625
Grant and product revenue	1,379	1,103	1,418	1,106	722

Total revenue	31,655	36,039	24,301	10,272	1,347
Operating expenses:
Research and development	50,318	48,228	26,427	11,275	10,165
Selling, general and administrative	10,269	10,102	7,094	4,121	3,371
Non-cash, stock-based compensation	701	2,544	9,869	4,110	1,665

Total operating expenses	61,288	60,874	43,390	19,506	15,201
Operating loss	(29,633)	(24,835)	(19,089)	(9,234)	(13,854)
Other income	1,646	9,171	11,025	215	344

Net loss	(27,987)	(15,664)	(8,064)	(9,019)	(13,510)
Dividends payable to preferred stockholders	—	—	(310)	(66)	—
Net loss applicable to common stockholders	$(27,987)	$(15,664)	$(8,374)	$(9,085)	$(13,510)

Net loss per share, basic and diluted	$(0.79)	$(0.44)	$(0.27)	$(3.86)	$(7.64)

Weighted average shares outstanding	35,650	35,243	30,836	2,353	1,768

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$163,096	$190,700	$211,256	$5,084	$5,552
Working capital	142,394	172,049	199,223	13,902	2,470
Total assets	197,197	227,678	235,261	31,072	8,706
Long-term debt, less current portion	11,884	12,421	8,182	2,677	2,202
Redeemable convertible preferred stock	—	—	—	48,402	48,402
Stockholders’ equity (deficit)	157,315	183,614	194,074	(42,813)	(45,738)

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

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. We have formed alliances with market leaders, such as The Dow Chemical Company, DuPont Bio-Based Materials, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG. Our product-related revenues to date are comprised of research kits, enzymes used in oil and gas recovery, and royalties from sales of licensed products.

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

For the year ended December 31, 2002, revenue decreased 12% compared to the year ended December 31, 2001. The decrease in revenue was primarily due to lower research funding received as a result of the timing and number of research projects under our collaboration agreements. Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of December 31, 2002, we had current and long-term deferred revenue totaling $12.1 million.

We have incurred net losses since our inception. As of December 31, 2002, our accumulated deficit was $109.4 million. We expect to incur additional losses over at least the next two years as we continue to develop our technologies and fund internal research and development efforts. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenue

Our revenue decreased $4.3 million to $31.7 million for the year ended December 31, 2002 from $36.0 million for the year ended December 31, 2001. This decrease was primarily due to lower research funding received as a result of the timing and number of research projects under our collaboration agreements. Collaborative revenue accounted for 96% of total revenue for the year ended December 31, 2002 and 97% of total revenue for the year ended December 31, 2001. We expect our revenue to increase significantly in 2003 as a result of our recent research collaboration with Syngenta under which we are entitled to receive a minimum of $118 million in research and development funding over the initial seven-year term of the related research collaboration agreement, and will be eligible to receive certain milestone payments and royalties upon product development and commercialization.

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

For the year ended December 31, 2002, we estimate that approximately 50% of our research and development expenditures was spent on research activities funded by our collaborators and that 50% was spent on internal product and technology development. Our research and development expenses increased $2.1 million to $50.3 million for the year ended December 31, 2002 from $48.2 million for the year ended December 31, 2001. The increase was primarily due to the net effect of the following costs:

Personnel Costs.    Costs for research and development personnel for the year ended December 31, 2002 increased by $2.5 million over the year ended December 31, 2001. Our research staff increased from an average of 189 for the year ended December 31, 2001 to an average of 227 for the year ended December 31, 2002. The increase in staff was primarily to support our internal investment in two distinct pharmaceutical platforms, our small molecule program and our protein therapeutic/antibody program.

Research Supplies.    Costs for research supplies for the year ended December 31, 2002 decreased by $1.9 million compared to the year ended December 31, 2001. The decrease was primarily attributable to cost savings realized as a result of discount and inventory stocking programs implemented with suppliers.

Facility Costs.    Facility costs for the year ended December 31, 2002 increased $3.3 million over the year ended December 31, 2001. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our internal product and technology development, as well as costs related to our second research and development facility, which we occupied in April 2002.

Outside Services.    Outside service costs for the year ended December 31, 2002 decreased $1.0 million compared to the year ended December 31, 2001. The decrease was primarily attributable to lower sequencing costs as a result of our increased internal sequencing capabilities, as well as decreased costs associated with contract employees.

Research and development expenses for the years ended December 31, 2002 and 2001 are net of non-cash stock-based compensation charges of $0.2 million and $0.4 million, respectively. We expect our research and development expenses to increase significantly in 2003 as we hired an additional 77 employees in conjunction with the transactions that we completed with Syngenta in February 2003.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $0.2 million to $10.3 million for the year ended December 31, 2002 from $10.1 million for the year ended December 31, 2001. This increase was primarily attributable to the expansion of business development activities to focus on identifying and entering into new collaborations. Selling, general and administrative expenses for the years ended December 31, 2002 and 2001 are net of non-cash, stock-based compensation charges of $0.5 million and $2.1 million, respectively.

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

For the year ended December 31, 2002, we recorded amortization of deferred compensation of approximately $0.6 million compared to $1.4 million for the year ended December 31, 2001. We also recorded aggregate non-cash compensation charges of $0.1 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively, for stock options granted to consultants.

Interest Income, net

Interest income on cash and short-term investments was $6.5 million for the year ended December 31, 2002 compared to $10.9 million for the year ended December 31, 2001. The decrease was primarily due to a decline in short-term interest rates and, to a lesser extent, lower cash balances. Also included in interest income for the year ended December 31, 2001 was $0.8 million of amortization related to the discount on a receivable that was collected in June 2001. Interest expense was $1.5 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in interest expense was due to interest on increased borrowings under our equipment financing lines of credit.

Other Income (Expense), net

We recorded other expense of $0.8 million for the year ended December 31, 2002 compared to other income of $0.5 million for the same period in 2001. The increase in other expense was related to the $0.9 million write-off of our investment in warrants we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc. as a result of a significant decline in the market value for IntraBiotics Pharmaceuticals, Inc.’s common stock.

Equity in Loss of Joint Venture

We are required to fund certain operating expenses of Innovase LLC, our industrial enzyme joint venture with The Dow Chemical Company (“Dow”) formed in June 2000. Our share of the net income or loss of Innovase LLC, excluding certain expenses for which Dow is solely responsible under the joint venture agreement, is recorded utilizing the equity method of accounting. We recorded equity in the loss of Innovase LLC in the amount of $2.5 million for the year ended December 31, 2002 compared to $1.8 million for the same period in 2001. The increase is primarily due to increased marketing and administrative costs incurred by Innovase LLC.

Costs related to Zymetrics, Inc., our contract joint venture with Syngenta Seeds AG, are recorded as selling, general and administrative expense as incurred, as we do not have an ownership interest in Zymetrics, Inc.

Provision for Income Taxes

For the years ended December 31, 2002 and 2001, we incurred net operating losses and, accordingly, did not record a provision for income taxes. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $79.5 million, which begin to expire in 2011 unless utilized. The net operating loss carryforwards for state tax purposes were approximately $40.5 million, which will begin to expire in 2006 unless utilized. We also had federal and state tax credit carryforwards of approximately $2.9 million and $1.9 million, respectively, which begin to expire in 2011 unless utilized. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating loss carryforwards and credits prior to utilization.

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

Other Income (Expense), net

We recorded other income of $484,000 for the year ended December 31, 2001 compared to other expense of $34,000 for the same period in 2000. The increase in other income was due to an increase in the value of warrants that we hold to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc. During 2002, we wrote off the remaining value of these warrants due to a significant decline in the market value for IntraBiotics Pharmeceuticals, Inc.’s common stock.

Equity in Loss of Joint Venture

We recorded equity in the loss of Innovase LLC in the amount of $1.8 million for the year ended December 31, 2001 compared to $76,000 for the same period in 2000. The increase was primarily due to personnel and regulatory costs incurred by Innovase LLC.

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

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $111.0 million in funding from our inception through December 31, 2002, and, including our most recent collaboration with Syngenta Participations AG which became effective in February 2003, are also committed to fund at least an additional $154.7 million through 2010 subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As previously discussed, we are in informal dispute resolution proceedings with The Dow Chemical Company under our Innovase joint venture agreements. For more information concerning these informal dispute resolution proceedings with The Dow Chemical Company under our Innovase joint venture agreements, see Part I, Item 1, entitled “Business—Current Alliances And Other Agreements” in this annual report on Form 10-K.

As of December 31, 2002, we had cash, cash equivalents, and short-term investments of approximately $163.1 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2002, we entered into a new equipment financing line of credit with a lender to finance up to $6.0 million in equipment purchases through June 2003. As of December 31, 2002, we had $3.6 million available under the existing arrangement.

During 2002, we entered into a manufacturing agreement with a company to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. As of December 31, 2002, we had incurred costs of approximately $1.1 million for equipment related to the manufacturing agreement. During 2003, we anticipate funding approximately $0.9 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop our pharmaceutical platforms, we will be required to purchase additional capital equipment. During 2003, we anticipate that we will purchase approximately $2.5 million of equipment related to the development of our pharmaceutical platforms.

In February 2003, in conjunction with a series of transactions entered into with Syngenta, we hired an additional 77 employees. We anticipate the cost of capital equipment required to integrate these employees, as well as the cost of equipment required to support the ongoing needs of our existing employees, will be approximately $6.0 million in 2003.

We anticipate funding our capital requirements in 2003 through our existing line of credit, with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $22.7 million for the year ended December 31, 2002 compared to $9.3 million in the year ended December 31, 2001. Our cash used by operating activities consisted primarily of cash used to fund operations.

Our investing activities used cash of $29.9 million for the year ended December 31, 2002 primarily to purchase short-term investments and property and equipment. For the year ended December 31, 2001, our investing activities provided cash of $8.1 million primarily from the sales and maturities of short-term investments.

Our financing activities provided cash of $3.3 million for the year ended December 31, 2002 compared to $8.2 million for the year ended December 31, 2001. Our financing activities consisted primarily of borrowings under notes payable and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options, partially offset by payments on notes payable.

The following table summarizes our contractual obligations at December 31, 2002.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$17,351,000	$6,170,000	$10,755,000	$426,000	$—
Capital lease obligations	1,847,000	1,086,000	761,000	—	—
Operating leases	70,486,000	5,005,000	8,887,000	9,303,000	47,291,000
License and research agreements	2,843,000	703,000	829,000	561,000	750,000

Total Contractual Obligations	$92,527,000	$12,964,000	$21,232,000	$10,290,000	$48,041,000

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations and grants will be sufficient to fund our working and other capital requirements for the foreseeable future, including amounts required to fund internal research and development and enhancements of our core technologies as well as the potential costs of acquiring businesses, technologies, or products that we believe are a strategic fit with our business. In particular, we are evaluating acquisition opportunities that represent a strategic fit to our anti-infectives focus, or would allow us to expand our capabilities further downstream in the drug development process. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our collaborations and achieve milestones under them and our ability to establish new collaborative relationships, our ability, alone or with our collaborative partners, to commercialize products successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or collaborations, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

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

Revenue Recognition

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of December 31, 2002, we had long-lived assets with a net book value of $29.4 million.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2002, we had $41.3 million in gross deferred tax assets, which were fully offset by a valuation allowance.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that we record costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28 Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the annual disclosure provisions and will adopt the interim disclosure provisions of SFAS 148 beginning in the quarter ending March 31, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are reviewing EITF 00-21 and have not yet determined the impact this issue will have on our future operating results and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including our equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at December 31, 2002 and 2001 by $1.4 million and $1.0 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The	Board of Directors and Stockholders

Diversa Corporation

We have audited the accompanying balance sheets of Diversa Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversa Corporation at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California

January 27, 2003

DIVERSA CORPORATION

BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$20,113,000	$69,390,000
Short-term investments	142,983,000	121,310,000
Accounts receivable	1,992,000	2,908,000
Other current assets	822,000	1,461,000

Total current assets	165,910,000	195,069,000
Property and equipment, net	27,427,000	28,345,000
Acquired technology rights, net	2,018,000	2,174,000
Other assets	1,842,000	2,090,000

Total assets	$197,197,000	$227,678,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,133,000	$4,444,000
Accrued liabilities	4,397,000	7,047,000
Deferred revenue	7,863,000	6,848,000
Current portion of capital lease obligations	953,000	1,032,000
Current portion of notes payable	6,170,000	3,649,000

Total current liabilities	23,516,000	23,020,000

Capital lease obligations, less current portion	703,000	1,656,000
Notes payable, less current portion	11,181,000	10,765,000
Deposit from sublessee	270,000	—
Long-term deferred revenue	4,212,000	8,623,000

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock–$0.001 par value; 65,000,000 shares authorized, 35,769,455 and 35,500,802 shares issued and outstanding at December 31, 2002 and 2001, respectively	36,000	36,000
Additional paid-in capital	265,150,000	263,626,000
Deferred compensation	(131,000)	(734,000)
Accumulated deficit	(109,376,000)	(81,389,000)
Accumulated other comprehensive income	1,636,000	2,075,000

Total stockholders’ equity	157,315,000	183,614,000

Total liabilities and stockholders’ equity	$197,197,000	$227,678,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Revenue:
Collaborative	$30,276,000	$34,936,000	$22,883,000
Grant and product	1,379,000	1,103,000	1,418,000

Total revenue	31,655,000	36,039,000	24,301,000
Operating expenses:
Research and development (net of non-cash, stock-based compensation charges of $175,000, $407,000, and $2,137,000 in 2002, 2001, and 2000, respectively)	50,318,000	48,228,000	26,427,000
Selling, general and administrative (net of non-cash, stock-based compensation charges of $526,000, $2,137,000, and $7,732,000 in 2002, 2001, and 2000, respectively)	10,269,000	10,102,000	7,094,000
Non-cash, stock-based compensation	701,000	2,544,000	9,869,000

Total operating expenses	61,288,000	60,874,000	43,390,000

Loss from operations	(29,633,000)	(24,835,000)	(19,089,000)
Other income (expense)	(770,000)	484,000	(34,000)
Equity in loss of joint venture (Note 3)	(2,532,000)	(1,839,000)	(76,000)
Interest income	6,459,000	11,697,000	11,735,000
Interest expense	(1,511,000)	(1,171,000)	(600,000)

Net loss	(27,987,000)	(15,664,000)	(8,064,000)
Dividends payable to preferred stockholders	—	—	(310,000)

Net loss applicable to common stockholders	$(27,987,000)	$(15,664,000)	$(8,374,000)

Net loss per share, basic and diluted	$(0.79)	$(0.44)	$(0.27)

Shares used in calculating net loss per share, basic and diluted	35,650,000	35,243,000	30,836,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	5,555,556	$6,000	2,945,390	$3,000	$20,102,000	$(5,520,000)	$(36,000)	$(57,351,000)	$(17,000)	$(42,813,000)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(8,064,000)	—	(8,064,000)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	989,000	989,000

Comprehensive loss	—	—	—	—	—	—	—	—	—	(7,075,000)
Issuance of common stock, net of issuance costs of $15,584,000	—	—	8,337,500	8,000	184,516,000	—	36,000	—	—	184,560,000
Conversion of convertible preferred stock to common stock upon completion of initial public offering	(5,555,556)	(6,000)	22,834,042	23,000	48,385,000	—	—	—	—	48,402,000
Issuance of common stock for payment of dividends to preferred stockholders	—	—	15,641	—	376,000	—	—	(310,000)	—	66,000
Issuance of common stock under stock plans	—	—	747,438	1,000	1,064,000	—	—	—	—	1,065,000
Issuance of common stock and warrants for services	—	—	10,795	—	700,000	—	—	—	—	700,000
Non-cash compensation related to stock options	—	—	—	—	5,786,000	—	—	—	—	5,786,000
Amortization of deferred compensation	—	—	—	—	—	3,383,000	—	—	—	3,383,000

Balance at December 31, 2000	—	—	34,890,806	35,000	260,929,000	(2,137,000)	—	(65,725,000)	972,000	194,074,000
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(15,664,000)	—	(15,664,000)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	1,103,000	1,103,000

Comprehensive loss										(14,561,000)
Issuance of common stock under stock plans	—	—	609,996	1,000	1,556,000	—	—	—	—	1,557,000
Non-cash compensation related to stock options	—	—	—	—	1,141,000	—	—	—	—	1,141,000
Amortization of deferred compensation	—	—	—	—	—	1,403,000	—	—	—	1,403,000

Balance at December 31, 2001	—	—	35,500,802	36,000	263,626,000	(734,000)	—	(81,389,000)	2,075,000	183,614,000
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(27,987,000)	—	(27,987,000)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(439,000)	(439,000)

Comprehensive loss										(28,426,000)
Issuance of common stock under stock plans	—	—	268,653	—	1,426,000	—	—	—	—	1,426,000
Non-cash compensation related to stock options	—	—	—	—	98,000	—	—	—	—	98,000
Amortization of deferred compensation	—	—	—	—	—	603,000	—	—	—	603,000

Balance at December 31, 2002	—	$—	35,769,455	$36,000	$265,150,000	$(131,000)	$—	$(109,376,000)	$1,636,000	$157,315,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
Operating activities:
Net loss applicable to common stockholders	$(27,987,000)	$(15,664,000)	$(8,374,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,131,000	5,976,000	2,988,000
Dividends to Series A, B and D preferred stockholders	—	—	310,000
Non-cash, stock-based compensation	701,000	2,544,000	9,869,000
Non-cash revenue	—	(431,000)	—
Unrealized loss (gain) on warrants held by the Company	883,000	(452,000)	—
Change in operating assets and liabilities:
Accounts receivable, net	916,000	(2,321,000)	14,984,000
Other current assets	639,000	4,388,000	(5,190,000)
Other assets	(635,000)	152,000	3,840,000
Accounts payable	(311,000)	2,442,000	1,335,000
Accrued liabilities	(2,650,000)	939,000	4,520,000
Deferred revenue	(3,395,000)	(6,866,000)	2,751,000

Net cash provided by (used in) operating activities	(22,708,000)	(9,293,000)	27,033,000
Investing activities:
Purchases of property and equipment	(8,058,000)	(19,260,000)	(14,639,000)
Purchases of investments	(197,936,000)	(78,381,000)	(168,365,000)
Sales and maturities of investments	175,825,000	107,047,000	23,074,000
Other	270,000	(1,324,000)	—

Net cash provided by (used in) investing activities	(29,899,000)	8,082,000	(159,930,000)
Financing activities:
Advances under capital lease obligations	—	—	819,000
Principal payments on capital leases	(1,032,000)	(819,000)	(589,000)
Proceeds from repayment of notes receivable from stockholders	—	—	36,000
Proceeds from notes payable	7,392,000	9,455,000	7,334,000
Principal payments on notes payable	(4,456,000)	(1,974,000)	(401,000)
Proceeds from sales of common stock, net of issuance costs	1,426,000	1,557,000	185,590,000

Net cash provided by financing activities	3,330,000	8,219,000	192,789,000

Net increase (decrease) in cash and cash equivalents	(49,277,000)	7,008,000	59,892,000
Cash and cash equivalents at beginning of year	69,390,000	62,382,000	2,490,000

Cash and cash equivalents at end of year	$20,113,000	$69,390,000	$62,382,000

Supplemental disclosure of cash flow information:
Interest paid	$1,452,000	$1,248,000	$564,000

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

Short-term Investments

Based on the nature of the assets held by the Company and management’s investment strategy, the Company’s investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported as a separate component of comprehensive income. At December 31, 2002, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Short-term investments consist of the following:

	Amortized Cost	Market Value	Unrealized Gain
December 31, 2002
Corporate debt securities	$68,657,000	$69,431,000	$774,000
U.S. Government and agency obligations	72,690,000	73,552,000	862,000

	$141,347,000	$142,983,000	$1,636,000

	Amortized Cost	Market Value	Unrealized Gain
December 31, 2001
Corporate debt securities	$61,140,000	$62,040,000	$900,000
U.S. Government and agency obligations	58,095,000	59,270,000	1,175,000

	$119,235,000	$121,310,000	$2,075,000

At December 31, 2002, all of the Company’s investments mature within three years with an average maturity of less than one year.

Gross realized gains from the sale of cash equivalents and marketable securities were approximately $541,000, $548,000, and $84,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Gross realized losses from the sale of cash equivalents and marketable securities were approximately $155,000 and $19,000 for the years ended December 31, 2002 and 2001, respectively. There were no realized losses related to such sales for the year ended December 31, 2000.

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

During the years ended December 31, 2002, 2001, and 2000, the Company had collaborative research agreements that accounted for 96%, 97%, and 94%, respectively, of total revenue.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets. For the years ended December 31, 2002, 2001, and 2000, the Company recorded depreciation expense of $8,975,000, $5,819,000, and $2,279,000, respectively.

Acquired Technology Rights

In accordance with Accounting Principles Board Opinion (“APB”) No. 17, Accounting for Intangible Assets, technology rights acquired by the Company are recorded at cost. The technology rights acquired in 1999 from Terragen Discovery, Inc. related to patents (see Note 3) and are being amortized over the remaining life of the

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

patents at acquisition (sixteen years). For purposes of evaluating impairment of the acquired technology rights, the Company compares the carrying values and estimated future cash flows of both the acquired rights and the Company’s internally developed technologies on a combined basis. Acquired technology rights are presented net of accumulated amortization of $482,000 and $325,000 as of December 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2002.

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

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For 2002, 2001, and 2000, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.86% to 4.80%, 3.90% to 4.99%, and 5.24% to 6.76%, respectively; dividend yield of 0%; volatility factor of 61%, 73%, and 60%, respectively; and a weighted-average expected life of the options of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Years Ended December 31,
	2002	2001	2000
Pro forma net loss applicable to common stockholders	$(37,461,000)	$(21,923,000)	$(11,364,000)
Pro forma basic net loss per share	$(1.05)	$(0.62)	$(0.37)

In connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation, representing the difference between the exercise price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2002, 2001, and 2000, the Company recorded amortization of deferred stock compensation expense of approximately $0.6 million, $1.4 million, and $3.4 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

translation adjustments and unrealized gains and losses on marketable securities. The Company presents comprehensive income (loss) in its statements of stockholders’ equity (deficit).

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders	$(27,987,000)	$(15,664,000)	$(8,374,000)
Net loss per share, basic and diluted	$(0.79)	$(0.44)	$(0.27)

Weighted-average shares used in computing net loss per share, basic and diluted	35,650,000	35,243,000	30,836,000

The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 5,248,000, 5,021,000, and 4,151,000, for the years ended December 31, 2002, 2001, and 2000, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

Segment Reporting

The Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the financial statements.

Effect of New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company has adopted the annual disclosure provisions and will adopt the interim disclosure provisions of SFAS 148 beginning in the quarter ending March 31, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is reviewing EITF 00-21 and has not yet determined the impact this issue will have on its future operating results and financial position.

2.    Balance Sheet Details

Accounts receivable consist of the following:

	December 31,
	2002	2001
Trade	$142,000	$12,000
Grants	710,000	151,000
Collaborators	1,140,000	2,745,000

	$1,992,000	$2,908,000

Property and equipment consist of the following:

	December 31,
	2002	2001
Laboratory equipment	$26,252,000	$20,863,000
Computer equipment	12,723,000	11,453,000
Leasehold improvements	7,324,000	7,066,000
Furniture and fixtures	3,848,000	2,708,000

	50,147,000	42,090,000
Accumulated depreciation and amortization	(22,720,000)	(13,745,000)

	$27,427,000	$28,345,000

Accrued liabilities consist of the following:

	December 31,
	2002	2001
Compensation	$1,963,000	$3,820,000
Outside services	355,000	491,000
Capital purchases	925,000	446,000
Professional fees	363,000	303,000
Other	791,000	1,987,000

	$4,397,000	$7,047,000

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Significant Strategic Alliances

Syngenta

In January 1999, the Company entered into a strategic alliance with Syngenta Biotechnology, Inc. (formerly Syngenta Agribusiness Biotechnology Research, Inc.) (“Syngenta Biotechnology”). Under the agreement, the Company received research funding from Syngenta Biotechnology to conduct multiple independent research projects with the intention of identifying and developing biomolecules that meet the scientific specifications of Syngenta Biotechnology. In conjunction with the transaction, Syngenta Biotechnology purchased 5,555,556 shares of Series E convertible preferred stock (see Note 7), paid a technology access fee, and provided project research funding to the Company, for aggregate total proceeds of $12.5 million. The Company recognized the research payments on a percentage of completion basis as research was performed. The technology access fee was recognized in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, the Company expanded its collaboration agreement with Syngenta Biotechnology to further develop and optimize novel synthesis routes to crop protection chemicals. Under the terms of the agreement, the Company receives research payments for work performed and is also eligible to receive milestones and product royalties.

In December 1999, the Company formed a five-year, renewable strategic alliance with Syngenta Seeds AG (“Syngenta Seeds”). Through a contract joint venture, named Zymetrics, Inc., the Company and Syngenta Seeds are jointly pursuing opportunities in the field of animal feed and agricultural product processing. Both parties share in the management of the venture and fund a portion of the sales and marketing costs of this venture. Under the agreement, Syngenta Seeds receives exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and $5.0 million was paid in June 2001. The Company initially recorded the amount due in June 2001 at its present value on the date of the agreement of $4.0 million. The technology access fee is being recognized as revenue on a straight-line basis over the term of the agreement. Research funding is recognized as the research is performed, and milestone payments are recognized as revenue when earned. The Company will receive a share of the profits in the form of royalties on any product sales. As the Company does not have an ownership interest in Zymetrics, the Company records expenses associated with the joint venture as a component of selling, general, and administrative expenses as they are incurred.

Revenue recognized under the Syngenta Biotechnology and Syngenta Seeds agreements was $13.5 million, $13.9 million, and $12.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

In February 2003, the Company completed a series of transactions with Syngenta Partipations AG and its wholly-owned subsidiary, Torrey Mesa Research Institute (see Note 11).

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

In November 2000, the Company and Dow, through its Custom and Fine Chemicals (formerly Contract Manufacturing Services) business unit, signed an agreement to jointly market their respective abilities to pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients,

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

pharmaceutical intermediates, and other fine chemicals. Under the terms of the agreement, the Company receives technology access fees and research and development payments. The Company is also eligible to receive milestone payments and royalty payments from sales of end products by Dow. In November 2001, the agreement was expanded to identify additional biocatalytic processes to replace traditional and costly multi-step chemical synthesis. In October 2002, the Company announced that it licensed a product for improved enzymatic synthesis of a key pharmaceutical intermediate used in the manufacture of a drug to the Pharmaceutical Services business of Dow. The Company received license fees and is entitled to receive specified royalties on Dow’s sales of the intermediate manufactured using the licensed enzyme.

In June 2000, the Company formed a 50/50 joint venture with Dow, named Innovase LLC (“Innovase”), to develop and commercialize innovative products for certain fields in the industrial enzyme market. Under the various joint venture related agreements, the Company received exclusivity fees, technology development fees, and research and development payments, and the Company believes it is entitled to additional technology development fees and research and development payments over the remainder of the initial five-year term. The Company is amortizing the exclusivity and technology development fees over the period of the agreements. Research funding is recognized as the research is performed. Revenues earned from the exclusivity and technology development fees and from the research activities performed on behalf of Innovase are included in “Collaborative” revenue in the accompanying statements of operations. The Company is also required to fund certain operating expenses of the joint venture. The Company’s share of the net income (loss) of Innovase, excluding certain expenses for which Dow is solely responsible under the joint venture agreement, is recorded utilizing the equity method of accounting and is included in the accompanying statements of operations. For the years ended December 31, 2002, 2001, and 2000, the Company recorded expenses of $2.5 million, $1.8 million and $0.1 million, respectively, related to the Company’s equity in the loss of the joint venture.

Revenue recognized under the Dow agreements was $16.1 million, $15.2 million, and $9.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

In June 2001, the Company signed a term sheet releasing IntraBiotics from all obligations under the discovery, development and license agreement. Under the term sheet and subsequent definitive release agreement signed in July 2001, IntraBiotics made additional payments totaling $2.5 million to the Company, which were recorded as revenue when received. The Company also received warrants to purchase 700,000 shares of IntraBiotics’s common stock at an exercise price of $2.00 per share. The warrants were exercisable immediately and expire in four years. Upon receipt of the warrants, the Company recorded $431,000 of revenue, which was equal to the estimated fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%; dividend yield of zero; expected volatility factor of 63%; and an expected life of two years. In September 2002, the Company wrote-off its investment in the warrants as a result of a significant decline in the market value for IntraBiotics’s common stock. For the year ended December 31, 2001, the Company recorded $452,000 of other income related to the increase in the fair market value of these warrants. For the year ended December 31, 2002, the Company recorded $883,000 of other expense related to the write-off of the warrants.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Danisco Animal Nutrition

In May 1996, the Company entered into a strategic alliance with Danisco Animal Nutrition (“Danisco”) (formerly Finnfeeds International Ltd) to jointly discover new enzymes for the animal feed market. In December 1998, the Company and Danisco entered into a license agreement to commercialize an enzyme developed under the strategic alliance. Under the terms of the agreement, the Company granted Danisco an exclusive license to manufacture, use and sell the developed enzyme. In consideration for the license, the Company will be paid a royalty on related product sales made by Danisco.

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

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Notes Payable

The Company has entered into various equipment financing line of credit agreements with lenders to finance equipment purchases. Under the terms of the credit agreements, equipment purchases are structured as notes and are to be repaid over periods ranging from 36 to 48 months at interest rates ranging from 7.41% to 9.35%. The notes are secured by the related equipment. As of December 31, 2002, the Company had $3.6 million available under the existing lines of credit.

At December 31, 2002, the Company’s future minimum principal payments under the equipment financing arrangements are as follows:

Year ending December 31:
2003	$6,170,000
2004	7,004,000
2005	3,751,000
2006	426,000
Thereafter	—

17,351,000
Less current portion	(6,170,000)

$11,181,000

5.    Related Party Transactions

In February 2000, the Company initiated a loan program for six employees to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees’ exercise of incentive and non-qualified stock options during 1999. This failure to timely file the Form 83(b) elections exposed the employees to significant personal tax liabilities. To limit the tax exposure, the Company elected to accelerate the vesting of the approximately 207,000 unvested options, and agreed to loan the employees up to $1.6 million in full recourse promissory notes. The acceleration of the unvested options resulted in a non-cash compensation charge to the Company of approximately $4.1 million. Additionally, the Company agreed to directly compensate two individuals a total of approximately $240,000 in cash. As of December 31, 2002 and 2001, the Company had a remaining loan balance of $885,000 and $1,024,000, respectively, for these employees. The notes bear interest at 4.94%, are due in April 2006, and contain certain mandatory prepayment provisions.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Commitments and Contingencies

Leases

The Company leases office and laboratory space as well as equipment under noncancelable leases as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2003	$1,086,000	$5,005,000
2004	566,000	4,452,000
2005	195,000	4,435,000
2006	—	4,557,000
2007	—	4,746,000
Thereafter	—	47,291,000

Total minimum lease payments	1,847,000	$70,486,000

Amount representing interest	191,000

Present value of minimum capital lease obligations	1,656,000
Less current portion	(953,000)

Long-term capital lease obligations	$703,000

In November 2000, the Company relocated its San Diego operations to a 75,000 square foot facility. In April 2002, the Company occupied an additional 66,000 square foot research and development facility located in San Diego. The operating leases for the Company’s two facilities expire in November 2015 and March 2017, respectively.

In March 2002, the Company entered into an agreement to sublease approximately 27,000 square feet of its new facility. The sublease was effective April 1, 2002 and will continue for a period of three years with an option to extend for an additional year, which the sublessee may exercise. During the year ended December 31, 2002, the Company received $608,000 of rental income under its sublease, which was recorded as a reduction of rent expense. For the years ending December 31, 2003, 2004, and 2005, the Company is expected to receive approximately $774,000, $798,000, and $200,000 respectively, of rental income under its sublease.

For the years ended December 31, 2002, 2001, and 2000, rent and administrative service expense under operating leases was approximately $3,526,000, $3,290,000, and $1,428,000, respectively, net of rental income.

Under the terms of the facility operating leases, the Company is required to obtain an irrevocable standby letter of credit from a bank. The amount of the letter of credit is based upon certain financial covenants. As a condition of the letter of credit, the bank requires the Company to invest an equal amount of funds in the form of a 90-day time deposit. As of December 31, 2002, the amount of the letter of credit and related time deposit was $100,000. The letter of credit expires in January 2004 and is automatically renewable.

Equipment acquired under capital leases is included in property and equipment and amounted to $7,207,000 (net of accumulated amortization of $6,897,000 and $6,477,000) as of December 31, 2002 and December 31, 2001. The Company’s capital lease obligations mature at various dates through April 2005, with interest rates ranging from 9.5% to 15.4%.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Litigation

On or about December 6, 2002, a lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, two of its executive officers, the chairman of its board of directors, and the underwriters of its initial public offering of common stock. The complaint is purportedly filed on behalf of purchasers of the Company’s common stock between February 14, 2000 and December 6, 2000, and alleges claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint is among the so-called “laddering” cases that have been commenced against many companies that had public offerings of securities prior to or during December 2000, and the complaint has been transferred to the District Court Judge who is handling the ongoing litigation against over 300 companies involving complaints of a similar nature. Those complaints are being coordinated as part of one proceeding denominated In re Initial Public Offering Securities Litigation. Among other allegations, the complaint alleges that, in connection with the Company’s February 14, 2000 initial public offering, the defendant underwriters conditioned share allocations on customers agreeing to purchase additional shares in the aftermarket at pre-arranged prices and/or to pay the underwriters excessive and undisclosed compensation representing a material portion of the customers’ profits from aftermarket sales of their initial public offering share allocations. The complaint alleges that the failure to disclose these alleged arrangements made the Company’s registration statement for its initial public offering and the related prospectus materially false and misleading. The complaint, which seeks unspecified damages, asserts claims under the Securities Act Sections 11 and 15 and Exchange Act Sections 10(b) and 20.

The Company strongly denies any liability in connection with this lawsuit and intends to vigorously defend against it. The Company has notified its insurance carriers of the lawsuit, and is requesting indemnification and/or contribution from the underwriters of its initial public offering of common stock.

The Company is also, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Initial Public Offering

On February 17, 2000, the Company completed its initial public offering of 8,337,500 shares of common stock at $24.00 per share, which included 1,087,500 shares of common stock issued pursuant to the underwriters’ exercise of their over-allotment option. The combined gross proceeds raised by the Company from the offering and over-allotment option were $200.1 million.

Redeemable and Convertible Preferred Stock

In January 1999, in conjunction with a strategic alliance signed with Syngenta Biotechnology (see Note 3), the Company sold 5,555,556 shares of Series E convertible preferred stock. The terms of the stock purchase

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

agreement designate a portion of the proceeds as a technology access fee, a portion of the proceeds as advance payments for research support under the collaboration agreement, and $7.3 million for the Series E convertible preferred stock ($1.32 per share).

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

Initially, the Rights trade with the Company’s common stock and are not separately transferable. However, subject to certain exceptions, the Rights will become exercisable (i) at such time that a person (or group of affiliated persons) acquires beneficial ownership of 15% or more of the outstanding Company common stock (an “Acquiring Person”) or (ii) on the tenth business day after a person or entity commences, or expresses an intention to commence, a tender or exchange offer that would result in such person acquiring 15% or more of the outstanding Company common stock. In December 2002, in connection with the Company’s entering into a series of agreements with Syngenta Participations AG and Torrey Mesa Research Institute, the Company amended the Rights Plan to provide that, with respect to Syngenta and its affiliates and associates, the threshold will be 22% rather than 15% for the aggregate beneficial ownership of the Company’s common stock that their holdings may not exceed without the Rights becoming exercisable.

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

8.    Stock Option Plans and Warrants

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2002, a total of 426,000 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan.

1999 Non-Employee Directors Stock Option Plan

In December 1999, the Company adopted the 1999 Non-Employee Directors Stock Option Plan (the “Non-Employee Director Plan”) and reserved a total of 278,000 shares of common stock for issuance thereunder. Each non-employee director who becomes a director of the Company will be automatically granted a non-qualified stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director. On the day following each annual meeting of stockholders, each non-employee director will automatically be granted a non-qualified option to purchase 5,000 shares of common stock. The exercise price of options under the Non-Employee Director Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Non-Employee Director Plan is ten years. Each grant under the Non-Employee Director Plan will vest in equal monthly installments over three years from the date of grant.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the compensation and non-officer stock option committees of the Board of Directors. Unless terminated sooner by the Board of Directors, the 1997 Plan will terminate in August 2007.

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

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2002, the aggregate number of shares which may be awarded under the 1997 Plan is 8,983,000 with 2,356,000 available for grant.

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

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Options granted under the 1994 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. Options to purchase 952,000 shares have been granted under the 1994 Plan, and 12,000 options remain outstanding related to the 1994 Plan. In August 1997, the 1994 Plan was terminated, and there are no options available for future grant.

Information with respect to all of the Company’s stock option plans is as follows:

	Shares	Weighted-Average Exercise Price
Balance at December 31, 1999	3,125,000	$1.73
Granted	1,435,000	$23.84
Exercised	(537,000)	$1.11
Cancelled	(68,000)	$2.07

Balance at December 31, 2000	3,955,000	$9.85
Granted	1,509,000	$13.06
Exercised	(394,000)	$1.68
Cancelled	(91,000)	$19.22

Balance at December 31, 2001	4,979,000	$11.30
Granted	527,000	$10.61
Exercised	(119,000)	$1.67
Cancelled	(181,000)	$18.29

Balance at December 31, 2002	5,206,000	$11.20

At December 31, 2002, options to purchase 3,433,000 shares were exercisable, and approximately 2,514,000 shares remain available for grant.

Following is a further breakdown of the options outstanding as of December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$ 0.42—$ 1.73	1,231,000	5.5	$0.76	1,231,000	$0.76
$ 2.02—$10.90	1,348,000	7.8	$6.39	873,000	$4.65
$11.05—$19.38	1,315,000	9.0	$13.71	322,000	$14.41
$19.50—$88.63	1,312,000	7.7	$23.43	1,007,000	$24.52

$ 0.42—$88.63	5,206,000	7.5	$11.20	3,433,000	$10.00

The weighted-average fair value of options granted during 2002, 2001, and 2000 was $4.85, $9.43, and $13.63, respectively. As of December 31, 2002, 2,947,000 options were vested.

Options Granted to Non-Employees

The Company has granted non-qualified stock options to certain non-employees in connection with consulting agreements. During the years ended December 31, 2002, 2001, and 2000, the Company recorded non-cash, stock-based compensation charges of approximately $0.1 million, $1.1 million, and $2.4 million,

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

respectively, relating to these grants. Unvested options are re-valued as they vest in accordance with SFAS No. 123 and EITF 96-18 using the Black-Scholes model. The options re-valued in 2002 were valued using the following assumptions: risk-free interest rate of 2.01%; dividend yield of 0%; volatility factor of 75%; and a weighted-average expected life of the options of two years.

Warrants

In August 2000, the Company issued 10,795 shares of common stock and warrants to purchase 21,552 shares of common stock at a weighted-average exercise price of $32.45 per share for payment of consulting services with an estimated fair value of $700,000. As of December 31, 2002, warrants to purchase 42,000 shares of common stock at exercise prices ranging from $0.03 to $38.39 per share were outstanding. All warrants are exercisable and expire at various dates through April 2006.

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 1,293,211 shares of common stock at $22 per share that is exercisable for ten years starting in 2008 (see Note 11).

At December 31, 2002, the Company has reserved shares of common stock for future issuance as follows:

Employee Stock Purchase Plan	426,000
Stock Option Plans	7,720,000
Warrants	42,000

8,188,000

9.    Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. During the years ended December 31, 2002, 2001, and 2000, the Company made cash contributions of approximately $498,000, $360,000, and $80,000, respectively.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $41.3 million and $28.4 million has been recognized to offset the deferred tax assets at December 31, 2002 and 2001, respectively, as realization of such assets is uncertain.

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$30,140,000	$16,917,000
Deferred revenue	4,920,000	6,303,000
Federal and state tax credits	4,665,000	3,406,000
Allowance and accrued liabilities	739,000	1,703,000
Other, net	504,000	5,000
Depreciation	329,000	104,000

Total deferred tax assets	41,297,000	28,438,000
Valuation allowance	(41,297,000)	(28,438,000)

Net deferred tax assets	$—	$—

At December 31, 2002, the Company has federal and California net operating loss carryforwards of approximately $79.5 million and $40.5 million, respectively. The federal net operating loss carryforwards will begin to expire in 2011 unless utilized. The California net operating loss carryforwards will begin to expire in 2006 unless utilized. The Company also has federal and California tax credits of approximately $2.9 million and $1.9 million, respectively, which begin to expire in 2011 unless utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited due to cumulative changes in ownership of more than 50%.

11.    Subsequent Events (Unaudited)

Acquisition

On February 20, 2003, the Company completed a series of transactions with Syngenta Participations AG (“Syngenta”) and its wholly-owned subsidiary, the Torrey Mesa Research Institute (“TMRI”). Under the transactions, the companies have formed an extensive research collaboration whereby the Company is entitled to receive a minimum of $118.0 million in research and development funding over the initial seven-year term of the related research collaboration agreement and will be eligible to receive certain milestone payments and royalties upon product development and commercialization. Additionally, the Company acquired certain intellectual property rights licenses from Syngenta used in activities conducted at TMRI that primarily involve tools, technologies and methods relating to proteomics, metabolomics, RNA dynamics, and bioinformatics and methods to analyze and link these components of genomics or that primarily relate to TMRI’s fungal program, for use outside of Syngenta’s exclusive field as defined in the research collaboration agreement. The Company also purchased certain property and equipment from TMRI and assumed certain miscellaneous liabilities under equipment maintenance contracts.

Upon closing, the Company issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase 1,293,211 shares of common stock at $22.00 per share that is exercisable for ten years starting in 2008. The total value of the acquisition is approximately $74.0 million, including transaction fees. The

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

value of the Company’s shares used in determining the purchase price was $11.44 per share based on the average of the closing prices of its common stock for a range of five trading days — two days prior to, two days subsequent to, and the announcement date for the transactions of December 4, 2002. The value of the warrant issued has been determined by a third party valuation. The transaction is to be accounted for as an asset purchase under accounting principles generally accepted in the United States.

Litigation

On February 19, 2003, the District Court decided several motions to dismiss in In re Initial Public Offering Securities Litigation that were filed before the complaint was filed against the Company. Nevertheless, as part of its decision, the District Court dismissed the Exchange Act Section 10(b) claims against the Company, one of its executives and the chairman of its board of directors, and dismissed the Exchange Act Section 20 claims in their entirety. The District Court, however, did not dismiss the Securities Act Sections 11 and 15 claims as against any of the defendants named in the complaint (see Note 6).

Strategic Alliance

The Company and The Dow Chemical Company (“Dow”) have differing views regarding product development activities, commercial opportunities and funding obligations under their Innovase joint venture. In particular, Dow has indicated that it is unlikely to continue to provide research and development funding to the Company under the joint venture pending approval of further product development projects. Neither party has declared a breach under the Innovase agreements or provided notice of termination of any of the agreements. However, the Company has initiated informal dispute resolution procedures under the Innovase agreements to attempt to resolve these issues. If the Company and Dow are unable to resolve their differences through the informal dispute resolution process, either party may submit the matter to binding arbitration for resolution. During this informal dispute resolution period, the Company intends to continue to advance projects within the joint venture, which are subject to Dow funding obligations under the Innovase agreements. However, if the parties are not able to resolve their differences within the informal dispute resolution process, Dow has indicated its intent to reduce or eliminate its funding under the Innovase agreements, which would likely result in the Company’s initiating binding arbitration under the agreements. Future revenue will be recognized based on management’s assessment of the collectibility. Although the Company intends to vigorously assert its rights under the Innovase agreements in any such arbitration, Dow’s ceasing to fund Innovase at the levels the Company believes are required under the Innovase agreements and the commencement of arbitration could adversely affect the Company’s business. Furthermore, while the Company believes that it would prevail in any arbitration, there can be no assurance of the actual outcome of any arbitration and an adverse result, including a result awarding an amount less than what the Company believes it is entitled to receive in committed funding under the Innovase agreements, could have an adverse affect on the Company’s business.

SELECTED QUARTERLY DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2002. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2002 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$9,079	$8,164	$7,224	$7,188
Operating expenses	15,548	15,121	15,460	15,159
Net loss applicable to common stockholders	(6,263)	(6,697)	(8,064)	(6,962)
Basic and diluted net loss per common share	(0.18)	(0.19)	(0.23)	(0.20)

2001 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$10,002	$9,060	$8,762	$8,215
Operating expenses	19,342	14,378	14,417	12,737
Net loss applicable to common stockholders	(7,500)	(3,882)	(2,929)	(1,354)
Basic and diluted net loss per common share	(0.21)	(0.11)	(0.08)	(0.04)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions of “Election of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2003 annual meeting.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” (through and including the information under the caption “Executive Compensation—Employment Agreements”) and “Report of the Compensation Committee of the Board of Directors on Executive Compensation—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” contained in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us that is required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(a)(3)  Index to Exhibits – See (c) below.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on December 4, 2002 (i) including a press release announcing our entry into a series of transactions with Syngenta Participations AG and Torrey Mesa Research Institute and (ii) reporting an amendment to our shareholder rights plan, in connection with the announced transactions, to provide that with respect to Syngenta Participations AG, Syngenta Seeds AG and their respective affiliates, the threshold will be 22% rather than 15%% for the aggregate beneficial ownership of our common stock that their holdings may not exceed without triggering the separation of the rights under the rights agreement from our common stock.

We filed a Current Report on Form 8-K on December 16, 2002, reporting that a lawsuit was filed in the U.S. District Court for the Southern District of New York against us, two of our executive officers, the chairman of our board of directors, and the underwriters of our initial public offering of common stock. The complaint is purportedly filed on behalf of purchasers of our common stock between February 14, 2000 and December 6, 2000, and alleges claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We strongly deny any liability in connection with this lawsuit and intend to vigorously defend against it. We have notified our insurance carriers of the lawsuit, and are requesting indemnification and/or contribution from the underwriters of our initial public offering of common stock.

(c)  Exhibits

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute and the Company.(11)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

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

4.3	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.4	Warrant issued by the Company to Syngenta Participations AG.(11)

4.5	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(11)

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(4)

10.2*	1994 Employee Incentive and Non-Qualified Stock Option Plan, as amended.(4)

10.3*	Form of Stock Option Agreement under the 1994 Employee Incentive and Non-Qualified Stock Option Plan.(4)

10.4*	1997 Equity Incentive Plan.(10)

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan.(4)

10.6*	1999 Non-Employee Directors’ Stock Option Plan.(4)

10.7*	Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors’ Stock Option Plan.(4)

10.8*	1999 Employee Stock Purchase Plan.(4)

10.9†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(4)

10.10	Form of Warrant Agreement to purchase Series A Preferred Stock (with schedule of holders attached).(4)

10.11	Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

10.12	Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

10.13	Multi-Tenant Office R&D Building Lease by and between the Company and Sycamore/San Diego Investors, dated September 24, 1996.(4)

10.14	Master Lease Agreement by and between the Transamerica Business Credit Corporation and the Company, dated April 4, 1997.(4)

10.15†	License Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1997 and July 22, 1997.(4)

10.16†	Collaborative Research Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1999 and July 22, 1999.(4)

10.17†	License Agreement by and between the Company and Finnfeeds International Limited, dated December 1, 1998.(4)

Exhibit Number	Description of Exhibit

10.18†	Collaboration Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999, as amended.(4)

10.19†	Stock Purchase Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999.(4)

10.20†	Collaboration Agreement by and between the Company and Rhone-Poulenc Animal Nutrition S.A., dated June 28, 1999.(4)

10.21†	License Agreement by and between the Company and Invitrogen Corporation, dated March 29, 1999.(4)

10.22†	License Agreement by and between the Company and Mycogen Corporation, dated December 1997, as amended on March 6, 1998 and December 19, 1997.(4)

10.23†	Patent Cross-License Agreement by and between the Company and Terragen Discovery Inc., dated November 18, 1999.(4)

10.24†	Joint Venture Agreement by and between the Company and Novartis Seeds AG, dated December 1, 1999.(4)

10.25†	Research Lease by and between the Company and One Cell Systems, Inc., dated February 16, 1999.(4)

10.26†	Research and Development Agreement by and between the Company and Novartis Enzymes, Inc., dated December 1, 1999.(4)

10.27*	Employment Offer Letter to Patrick Simms, dated February 3, 1997.(4)

10.28*	Employment Offer Letter to Jay Short, dated August 30, 1994.(4)

10.29*	Employment Offer Letter to Karin Eastham, dated April 2, 1999.(4)

10.30*	Employment Offer Letter to William H. Baum, dated July 31, 1997.(4)

10.31*	Separation Agreement by and between the Company and Terrance J. Bruggeman, effective as of April 12, 1999.(4)

10.32*	Separation Agreement by and between the Company and Kathleen H. Van Sleen, effective as of May 10, 1999.(4)

10.33*	Letter Agreement by and between the Company and Jay M. Short, Ph.D., dated June 25, 1998.(4)

10.34	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.35	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.36†	Limited Liability Company Agreement of New Venture LLC, dated June 29, 2000(5)

10.37†	Industrial Enzymes Research Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

10.38†	Industrial Enzyme License Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

10.39†	Addendum to the “Collaboration Agreement” between Novartis Agribusiness Biotechnology Research, Inc. and the Company, dated September 1, 2000.(6)

10.40†	Master Collaboration Agreement by and between the Company and The Dow Chemical Company, effective as of September 30, 2000.(7)

10.41†	Project Agreement by and between The Dow Chemical Company and the Company, effective as of September 30, 2000.(7)

Exhibit Number	Description of Exhibit

10.42†	Collaboration Agreement by and between the Company, Glaxo Research and Development Limited, and Glaxo Group Limited, made as of December 8, 2000.(7)

10.43†	Drug Discovery, Development, and License Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated January 6, 2001.(8)

10.44†	Release Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated July 27, 2001.(9)

10.45†	Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between the Company and Syngenta Participations AG. (11)

10.46	Intellectual Property Rights License dated as of December 3, 2002 between the Company and Syngenta Participations AG. (11)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to page 69.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

*	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).
(1)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 16, 1999, as amended, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.
(10)	Filed as part of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-29173) filed on April 6, 2001, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(d) Financial Statement Schedules

The financial statement schedules required by this item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSA CORPORATION

By:	/s/ KARIN EASTHAM
Karin Eastham Senior Vice President, Finance and Chief Financial Officer
Date:	March 31, 2003

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

Signatures	Title	Date
/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	President, Chief Executive Officer, Chief Technology Officer, and Director (Principal Executive Officer)	March 31, 2003

/s/ KARIN EASTHAM Karin Eastham	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ JAMES H. CAVANAUGH, PH.D. James H. Cavanaugh, Ph.D.	Director	March 31, 2003

/s/ WAYNE T. HOCKMEYER, PH.D. Wayne T. Hockmeyer, Ph.D.	Director	March 31, 2003

/s/ PETER JOHNSON Peter Johnson	Director	March 31, 2003

/s/ DONALD D. JOHNSTON Donald D. Johnston	Director	March 31, 2003

/s/ MARK LESCHLY Mark Leschly	Director	March 31, 2003

/s/ MELVIN I. SIMON, PH.D. Melvin I. Simon, Ph.D.	Director	March 31, 2003

CERTIFICATIONS

I, Jay M. Short, certify that:

1.	I have reviewed this annual report on Form 10-K of Diversa Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JAY M. SHORT
President and Chief Executive Officer

I, Karin Eastham, certify that:

1.	I have reviewed this annual report on Form 10-K of Diversa Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ KARIN EASTHAM
Senior Vice President, Finance and Chief Financial Officer