Form 10-Q
period 2003-03-31
DIVERSA CORP
filed 2003-05-14
CIK 1049210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes    ☐  No

The number of shares of the Registrant's Common Stock outstanding as of May 6, 2003 was 41,929,429.

DIVERSA CORPORATION
INDEX

PART I  -    FINANCIAL INFORMATION

Item 1.	Financial Statements

DIVERSA CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	MARCH 31, 2003	DECEMBER 31, 2002

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$15,765	$20,113
Short-term investments	139,021	142,983
Accounts receivable	772	1,992
Other current assets	2,233	822

Total current assets	157,791	165,910
Property and equipment, net	34,103	27,427
Acquired intangible assets, net	56,280	2,018
Other assets	1,258	1,842

Total assets	$249,432	$197,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,898	$4,133
Accrued liabilities	3,210	4,397
Deferred revenue	12,674	7,863
Current portion of capital lease obligations	838	953
Current portion of notes payable	6,642	6,170

Total current liabilities	25,262	23,516
Capital lease obligations, less current portion	560	703
Notes payable, less current portion	10,677	11,181
Deposit from sublessee	270	270
Long-term deferred revenue	3,109	4,212
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 41,927,823 and 35,769,455 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	42	36
Additional paid-in capital	338,480	265,150
Deferred compensation	(64)	(131)
Accumulated deficit	(130,356)	(109,376)
Accumulated other comprehensive income	1,452	1,636

Total stockholders’ equity	209,554	157,315

Total liabilities and stockholders’ equity	$249,432	$197,197

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Revenue:
Collaborative	$7,291	$7,092
Grant and product	719	96

Total revenue	8,010	7,188

Operating costs and expenses:
Research and development	14,968	12,308
Selling, general and administrative	2,771	2,540
Amortization of acquired intangible assets	300	39
Write-off of acquired in-process research and development	10,758	—
Non-cash, stock-based compensation	67	272

Total operating expenses	28,864	15,159

Loss from operations	(20,854)	(7,971)
Interest and other income, net	704	1,559
Equity in loss of joint venture	(830)	(550)

Net loss	$(20,980)	$(6,962)

Net loss per share, basic and diluted	$(0.54)	$(0.20)
Weighted average shares used in calculating basic and diluted net loss per share	38,559	35,531

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Operating activities:
Net loss	$(20,980)	$(6,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,014	1,947
Non-cash, stock based compensation charges	67	272
Unrealized gain on warrants held by the Company	—	(193)
Write-off of in-process research and development	10,758	—
Changes in operating assets and liabilities:
Accounts receivable	1,220	664
Other assets	(1,447)	(498)
Accounts payable and accrued expenses	(3,422)	(6,548)
Deferred revenue	3,708	(2,224)

Net cash used in operating activities	(7,082)	(13,542)

Investing activities:
Purchases of short-term investments	(29,771)	(78,094)
Sales and maturities of short-term investments	33,548	45,906
Purchases of property and equipment	(1,426)	(1,496)

Net cash provided by (used in) investing activities	2,351	(33,684)

Financing activities:
Net proceeds from sale of common stock	673	829
Principal payments on capital leases	(258)	(238)
Principal payments on notes payable	(1,465)	(878)
Advances under notes payable	1,433	—

Net cash provided by (used in) financing activities	383	(287)

Net decrease in cash and cash equivalents	(4,348)	(47,513)
Cash and cash equivalents at beginning of period	20,113	69,390

Cash and cash equivalents at end of period	$15,765	$21,877

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

2.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table presents the calculation of basic and diluted net loss per share:

(In thousands, except per share data)
	Three Months Ended March 31,

	2003	2002

Net loss	$(20,980)	$(6,962)
Net loss per share, basic and diluted	$(0.54)	$(0.20)
Weighted average shares used in computing basic and diluted net loss per share	38,559	35,531

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

For the three months ended March 31, 2003 and 2002, the comprehensive loss consisted of:

(in thousands)
	2003	2002

Net loss	$(20,980)	$(6,962)
Other comprehensive gain (loss):
Unrealized loss on investments	(184)	(1,128)

Comprehensive loss	$(21,164)	$(8,090)

5.     Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended March 31, 2003 and 2002, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.66% to 3.11% and 4.16% to 4.65%, respectively; dividend yield of 0%; volatility factor of 61% and 60%, respectively; and a weighted-average expected life of the options of 3.2 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

(in thousands, except per share data)	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(20,980)	$(6,962)
Add: Stock-based employee compensation expense included in reported net loss	67	272
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,892)	(2,588)

Pro forma net loss	(22,805)	(9,278)

Basic and diluted net loss per share, as reported	$(0.54)	$(0.20)
Pro forma basic and diluted net loss per share	$(0.59)	$(0.26)

In connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation, representing the difference between the exercise price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the three months ended March 31, 2003 and 2002, the Company recorded amortization of deferred stock compensation expense of approximately $0.1 million and $0.3 million, respectively.

6.     Acquisition

On February 20, 2003, the Company completed a series of transactions with Syngenta Participations AG (“Syngenta”) and its wholly-owned subsidiary, Torrey Mesa Research Institute (“TMRI”). Under the transactions, the companies formed an extensive research collaboration whereby the Company is entitled to receive a minimum of $118 million in research and development funding over the initial seven-year term of the related research collaboration agreement and will be eligible to receive certain milestone payments and royalties upon product development and commercialization. Additionally, the Company acquired certain intellectual property rights licenses from Syngenta used in activities conducted at TMRI that primarily involve tools, technologies and methods relating to proteomics, metabolomics, RNA dynamics, and bioinformatics and methods to analyze and link these components of genomics or that primarily relate to TMRI’s fungal program, for use outside of Syngenta’s exclusive field as defined in the research collaboration agreement. The Company also purchased certain property and equipment from TMRI.

Upon closing, the Company issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase 1,293,211 shares of common stock at $22 per share that is exercisable for ten years starting in 2008. The total value of the acquisition was (in thousands):

Fair value of Diversa shares issued	$69,016
Fair value of Diversa warrant issued	3,647
Transaction costs, net	1,146

Total	$73,809

The value of the Company’s shares used in determining the purchase price was $11.44 per share based on the average of the closing prices of its common stock for a range of five trading days – two days prior to, two days subsequent to, and the announcement date for the transactions of December 4, 2002. The value of the warrant issued was determined by a valuation performed by a third party. The transaction has been accounted for as an asset purchase under accounting principles generally accepted in the United States.

The following table summarizes the estimated fair values and useful lives of the assets acquired as of the acquisition date (in thousands):

	Amount	Estimated Useful Life

Property and equipment	$8,211	3 – 5 years
In-process research and development	10,758	See below
Identifiable intangible assets:
Core technology	36,604	15 years
Research collaboration	18,236	7 years

Net assets	$73,809

Approximately $10.8 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the condensed statement of operations for the three months ended March 31, 2003.

The following unaudited pro forma information presents a summary of the Company’s results of operations as if the Syngenta acquisition had taken place at the beginning of each period presented (in thousands, except per share information):

	Three months ended March 31,

	2003	2002

Net loss	$(21,992)	$(19,408)
Pro forma earnings per share:
Basic and diluted	$(0.53)	$(0.47)

The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

7.     Recently Issued Accounting Standards

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

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated product launches, and the development or availability of competitive products or technologies as well as other risks and uncertainties identified below and in the section of this report entitled “Risk Factors Related to Our Business” and in our other publicly available documents. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business set forth in the section of this report entitled “Risk Factors Related to Our Business,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2002, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Related to Our Business,” as well as the audited financial statements and notes thereto contained in such report.

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. We have formed alliances with market leaders, such as The Dow Chemical Company, DuPont Bio-Based Materials, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG. Our product-related revenues to date are comprised of research kits, enzymes used in oil and gas recovery, a phytase feed enzyme, and royalties from sales of licensed products.

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

For the quarter ended March 31, 2003, revenue increased 11% compared to the quarter ended March 31, 2002. This increase was primarily attributable to additional grants, product sales, and research funding as a result of our recently signed research collaboration agreement with Syngenta Participations AG. We began to receive funding under our research collaboration agreement with Syngenta Participations AG in February 2003.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2003, we had current and long-term deferred revenue totaling $15.8 million.

We have incurred net losses since our inception. As of March 31, 2003, our accumulated deficit was $130.4 million. We expect to incur additional losses under generally accepted accounting principles over at least the next two years as we continue to develop our technologies and fund internal research and development efforts. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue

Revenue increased $0.8 million to $8.0 million for the quarter ended March 31, 2003 from $7.2 million for the same period in 2002. This increase was primarily due to the addition of several new grants awarded after the first quarter in 2002 and in 2003, additional product revenue as a result of the launch of Phyzyme™ XP through our partner, Danisco Animal Nutrition, and additional research funding from our recent research collaboration signed with Syngenta Participations AG. We began to receive funding under our research collaboration agreement with Syngenta Participations AG in February 2003. Revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements. Revenue from collaborations accounted for 91% and 99% of total revenue for the quarters ended March 31, 2003 and 2002, respectively. We expect our revenue to continue to increase in 2003 as a result of our recent research collaboration with Syngenta under which we are entitled to receive a minimum of $118 million in research and development funding over the initial seven-year term of the related research collaboration agreement, and will be eligible to receive certain milestone payments and royalties upon product development and commercialization.

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

For the quarter ended March 31, 2003, we estimate that approximately 55% of our research and development expenditures were associated with internal product and technology development and that 45% were related to research activities funded by our collaborators. Our research and development expenses increased $2.7 million to $15.0 million for the quarter ended March 31, 2003 from $12.3 million for the quarter ended March 31, 2002. The increase was primarily due to costs associated with the following:

Personnel Costs.     Costs for research and development personnel for the quarter ended March 31, 2003 increased by $1.1 million over the quarter ended March 31, 2002. Our research staff increased from 226 at March 31, 2002 to 308 at March 31, 2003. The increase in staff was primarily related to us hiring 71 additional researchers in conjunction with the recent Syngenta transactions.

Facility Costs.     Facility costs for the quarter ended March 31, 2003 increased $1.8 million over the quarter ended March 31, 2002. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our internal product and technology development, as well as costs related to our second research and development facility, which we occupied in April 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.3 million to $2.8 million for the quarter ended March 31, 2003 from $2.5 million for the same period in 2002. This increase was primarily attributable to professional service costs as a result of additional legal and regulatory requirements for public companies.

Amortization of Acquired Intangible Assets

For the quarter ended March 31, 2003, we recorded amortization of acquired intangible assets of approximately $0.3 million, compared to $39,000 for the quarter ended March 31, 2002. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta Participations AG.

Write-off of Acquired In-Process Research and Development

For the quarter ended March 31, 2003, in connection with our February 2003 acquisition of intellectual property rights licenses from Syngenta Participations AG and property and equipment from Syngenta’s wholly-owned subsidiary, the Torrey Mesa Research Institute, we recorded a write-off of acquired in-process research and development of approximately $10.8 million related to the estimated fair value of certain projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Interest and Other Income, net

Interest and other income for the quarter ended March 31, 2003 was $0.7 million, compared to $1.6 million for the same period in 2002. This decrease was primarily due to lower interest income as a result of the maturity of interest earning investments that were reinvested at the current lower rates, as well as lower cash balances. Additionally, during the quarter ended March 31, 2002, the Company recorded $0.2 million of other income related to the increase in value of warrants the Company holds to purchase 700,000 shares of stock of IntraBiotics Pharmaceuticals, Inc. The Company subsequently wrote-off the remaining balance of its investment associated with these warrants in the third quarter of 2002.

Equity in Loss of Joint Venture

Equity in the net loss of Innovase LLC, our joint venture with The Dow Chemical Company, was $0.8 million for the quarter ended March 31, 2003 compared to $0.6 million for the same period in 2002. The increase was related to administrative and marketing costs incurred by Innovase LLC.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $123.7 million in funding from our inception through March 31, 2003, and are also committed to fund at least an additional $142.3 million through 2010 subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, we have initiated informal dispute resolutions with The Dow Chemical Company under our Innovase joint venture agreements due to differing views regarding product development activities, commercial opportunities, and funding obligations under such agreements. In particular, Dow has indicated that it is unlikely to continue to provide research and development funding to us under the joint venture pending approval of further product development projects. We believe such funding is required by the terms of the Innovase agreements. Dow has paid all amounts due for work performed through the first calendar quarter of 2003. The minimum total amounts that we believe Dow has committed to paying us for the balance of 2003, 2004, and through June 2005 under the Innovase agreements represent less than ten percent of the total of at least $142.3 million that our strategic partners, including Dow, have committed to fund through 2010. Such committed funding excludes contingent or performance-based payments, such as milestone payments, license and commercialization fees, and royalties or profit sharing. To date, neither party has declared a breach under the Innovase agreements or provided notice of termination of any of the agreements.

As of March 31, 2003, we had cash, cash equivalents, and short-term investments of approximately $154.8 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2002, we entered into a new equipment financing line of credit with a lender to finance up to $6.0 million in equipment purchases through June 2003. As of March 31, 2003, we had $2.1 million available under the existing arrangement.

During 2002, we entered into a manufacturing agreement with a company to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. As of March 31, 2003, we had incurred costs of approximately $1.5 million for equipment related to the manufacturing agreement. During the remainder of 2003, we anticipate funding approximately $0.5 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop our pharmaceutical platforms, we will be required to purchase additional capital equipment. During the remainder of 2003, we anticipate that we will purchase approximately $3.0 million of equipment related to the development of our pharmaceutical platforms.

In February 2003, in conjunction with a series of transactions entered into with Syngenta, we hired an additional 77 employees. We anticipate the capital equipment required to integrate these employees, as well as the equipment required to support the ongoing needs of our existing employees, will be approximately $5.0 million for the remainder of 2003.

We anticipate funding our capital requirements for the remainder of 2003 through our existing line of credit, with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $7.1 million for the three months ended March 31, 2003. Our cash used by operating activities consisted primarily of cash used to fund operations.

Our investing activities provided cash of $2.4 million for the three months ended March 31, 2003. Our investing activities consisted primarily of sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Our financing activities provided cash of $0.4 million for the three months ended March 31, 2003. Our financing activities consisted primarily of borrowings under notes payable and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options, partially offset by payments on notes payable and capital leases.

     The following table summarizes our contractual obligations at March 31, 2003 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$17,319	$6,642	$9,974	$703	$—
Capital lease obligations	1,548	946	602	—	—
Operating leases	68,033	4,806	8,682	9,175	45,370
License and research agreements	2,664	651	804	496	713

Total Contractual Obligations	$89,564	$13,045	$20,062	$10,374	$46,083

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations and grants will be sufficient to fund our working and other capital requirements for the foreseeable future, including amounts required to fund internal research and development and enhancements of our core technologies as well as the potential costs of acquiring businesses, technologies, or products that we believe are a strategic fit with our business. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our collaborations and achieve milestones under them and our ability to establish new collaborative relationships, our ability, alone or with our collaborative partners, to commercialize products, successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or collaborations, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. In February 2003, we acquired intellectual property rights licenses from Syngenta Participations AG and property and equipment from Syngenta’s wholly-owned subsidiary, the Torrey Mesa Research Institute. As a result of these transactions, we recorded approximately $8.2 million of property and equipment and approximately $54.8 million of acquired intangible assets. As of March 31, 2003, we had long-lived assets with a net book value of $90.4 million.

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

We have incurred net losses since our inception, including a net loss of approximately $21.0 million for the quarter ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of approximately $130.4 million. We expect to incur additional losses under generally accepted accounting principles for at least the next two years as we continue to develop our technologies and fund internal product research and development. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from collaborations and grants, and we expect that substantially all of our revenue for 2003 will result from payments from collaborations and grants.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only two products ourselves, Pyrolase™ 160 enzyme and Pyrolase™ 200 enzyme, and only two of our collaborative partners, Invitrogen Corporation and Danisco Animal Nutrition, have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

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

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required large-scale manufacturing equipment and available capacity to manufacture Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, and Phyzyme™ XP under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 277 at March 31, 2002 to 368 at March 31, 2003. We expect to continue to increase our headcount to meet our strategic objectives. If our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended March 31, 2003 was $8.0 million, as compared to $7.2 million for the quarter ended March 31, 2002. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

If revenue declines or does not grow as anticipated due to the expiration of strategic alliance or collaboration agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to continue to increase operating expenses during 2003. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 57% of our outstanding common stock as of May 6, 2003. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of May 6, 2003, Syngenta and its affiliates controlled approximately 19% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including our equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at March 31, 2003 and December 31, 2002 by $1.1 million and $1.4 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.     Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us that is required to be included in our reports filed or submitted under the Exchange Act.

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

Item 2.      Changes in Securities and Use of Proceeds

On February 20, 2003 we completed the acquisition of certain licenses and tangible assets of Syngenta Participations AG, and its wholly-owned subsidiary, Torrey Mesa Research Institute, pursuant to a series of agreements among the parties that also included entering into a research collaboration agreement with Syngenta. In connection with, and as partial consideration for, our acquiring these licenses and tangible assets and entering into these agreements with Syngenta and TMRI, we issued to Syngenta and TMRI an aggregate of 6,034,983 shares of our common stock and issued to Syngenta a warrant to purchase up to 1,293,211 shares of our common stock, subject to adjustment, at an initial exercise price of $22 per share. The warrant is exercisable beginning in February 2008 for a period of ten years. We issued the common stock and the warrant to Syngenta and TMRI in reliance on the exemption from registration permitted under Regulation D of the Securities Act of 1933, as amended.

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.7 million after underwriting discounts and expenses. Of the net offering proceeds, through March 31, 2003, approximately $17.7 million of the net proceeds had been used to purchase property and equipment and approximately $12.2 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Securities Holders

On February 19, 2003, we held a Special Meeting of Stockholders to approve the proposed issuance of shares of our common stock and a warrant, and the issuance of shares of our common stock upon exercise of the warrant, to Syngenta Participations AG, or its affiliates in connection with the consummation of the transactions contemplated by a series of agreements we entered into with Syngenta Participations AG and Torrey Mesa Research Institute, a wholly-owned subsidiary of Syngenta Participations AG, on December 3, 2002. At the Special Meeting of Stockholders held on February 19, 2003, the stockholders approved such proposal, with 28,700,623 votes cast in favor of the proposal, 74,376 votes cast against the proposal, and 16,045 votes abstaining.

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

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(5)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.5	Warrant issued by the Company to Syngenta Participations AG.(4)

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(4)

10.45†	Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between the Company and Syngenta Participations AG. (4)

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(b)     We filed a Current Report on Form 8-K on January 6, 2003 to file as exhibits the various agreements associated with our transactions with Syngenta Participations AG and its wholly-owned subsidiary, Torrey Mesa Research Institute.

We filed an amended Current Report on Form 8-K on January 9, 2003 to file as an exhibit the Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between us and Syngenta Participations AG that replaced in its entirety Exhibit 10.46 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2003.

We filed a Current Report on Form 8-K on March 4, 2003 announcing the completion of the acquisition of certain licenses and tangible assets of Syngenta Participations AG, and its wholly-owned subsidiary, Torrey Mesa Research Institute, pursuant to a series of agreements among the parties that also included our entering into a research collaboration agreement with Syngenta.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: May 14, 2003	By:	/s/ KARIN EASTHAM

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

/s/ KARIN EASTHAM

Senior Vice President, Finance and Chief Financial Officer