Form 10-Q
period 2003-06-30
DIVERSA CORP
filed 2003-08-14
CIK 1049210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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
☒  Yes    ☐  No

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2003 was 42,872,787.

DIVERSA CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSA CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	JUNE 30, 2003	DECEMBER 31, 2002
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$11,233	$20,113
Short-term investments	130,616	142,983
Accounts receivable	3,399	1,992
Other current assets	3,601	822

Total current assets	148,849	165,910
Property and equipment, net	33,187	27,427
Acquired intangible assets, net	55,020	2,018
Other assets	1,248	1,842

Total assets	$238,304	$197,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,957	$4,133
Accrued liabilities	4,991	4,397
Deferred revenue	14,380	7,863
Current portion of capital lease obligations	709	953
Current portion of notes payable	7,244	6,170

Total current liabilities	29,281	23,516
Capital lease obligations, less current portion	425	703
Notes payable, less current portion	9,562	11,181
Deposit from sublessee	270	270
Long-term deferred revenue	2,006	4,212
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 42,040,457 and 35,769,455 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	42	36
Additional paid-in capital	338,654	265,150
Deferred compensation	(22)	(131)
Accumulated deficit	(142,897)	(109,376)
Accumulated other comprehensive income	983	1,636

Total stockholders’ equity	196,760	157,315

Total liabilities and stockholders’ equity	$238,304	$197,197

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002
Revenue:
Collaborative	$9,231	$7,131	$16,522	$14,223
Grant and product	1,132	93	1,852	189

Total revenue	10,363	7,224	18,374	14,412

Operating expenses:
Research and development	19,502	12,484	34,471	24,792
Selling, general and administrative	3,105	2,712	5,876	5,252
Amortization of acquired intangible assets	650	39	950	78
Write-off of acquired in-process research and development	8	—	10,766	—
Non-cash, stock-based compensation	42	225	109	497

Total operating expenses	23,307	15,460	52,172	30,619

Loss from operations	(12,944)	(8,236)	(33,798)	(16,207)
Interest and other income, net	829	637	1,532	2,195
Equity in loss of joint venture	(425)	(465)	(1,255)	(1,015)

Net loss	$(12,540)	$(8,064)	$(33,521)	$(15,027)

Net loss per share, basic and diluted	$(0.30)	$(0.23)	$(0.83)	$(0.42)
Weighted average shares used in computing basic and diluted net loss per share	41,988	35,610	40,237	35,570

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Operating activities:
Net loss	$(33,521)	$(15,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,331	4,360
Non-cash, stock based compensation charges	109	497
Unrealized loss on warrants held by the Company	—	530
Write-off of acquired in-process research and development	10,766	—
Changes in operating assets and liabilities:
Accounts receivable	(1,407)	1,233
Other assets	(2,804)	(722)
Accounts payable and accrued expenses	(1,582)	(6,333)
Deferred revenue	4,311	(1,791)

Net cash used in operating activities	(16,797)	(17,253)

Investing activities:
Purchases of short-term investments	(83,612)	(103,637)
Sales and maturities of short-term investments	95,326	61,394
Purchases of property and equipment	(3,577)	(3,535)
Other	—	135

Net cash provided by (used in) investing activities	8,137	(45,643)

Financing activities:
Net proceeds from sale of common stock	847	785
Principal payments on capital leases	(522)	(571)
Principal payments on notes payable	(3,263)	(1,712)
Advances under notes payable	2,718	5,000

Net cash provided by (used in) financing activities	(220)	3,502

Net decrease in cash and cash equivalents	(8,880)	(59,394)
Cash and cash equivalents at beginning of period	20,113	69,390

Cash and cash equivalents at end of period	$11,233	$9,996

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

3.     Computation of Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net loss	$(12,540)	$(8,064)	$(33,521)	$(15,027)
Net loss per share, basic and diluted	$(0.30)	$(0.23)	$(0.83)	$(0.42)
Weighted average shares used in computing basic and diluted net loss per share	41,988	35,610	40,237	35,570

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

For the three and six months ended June 30, 2003 and 2002, the comprehensive loss consisted of:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002
Net loss	$(12,540)	$(8,064)	$(33,521)	$(15,027)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(469)	638	(653)	(490)

Comprehensive loss	$(13,009)	$(7,426)	$(34,174)	$(15,517)

5.     Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended June 30, 2003 and 2002, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.26% to 2.95% and 4.14% to 4.62%, respectively; dividend yield of 0%; volatility factor of 49% and 61%, respectively; and a weighted-average expected life of the options of 3.1 years and 3.4 years, respectively. For the six months ended June 30, 2003 and 2002, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.26% to 3.07% and 4.14% to 4.65%, respectively; dividend yield of 0%; volatility factor of 61%; and a weighted-average expected life of the options of 3.4 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002
Net loss, as reported	$(12,540)	$(8,064)	$(33,521)	$(15,027)
Add: Stock-based employee compensation expense included in reported net loss	42	225	109	497
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,355)	(2,893)	(4,403)	(5,818)

Pro forma net loss	$(14,853)	$(10,732)	$(37,815)	$(20,348)

Basic and diluted net loss per share, as reported	$(0.30)	$(0.23)	$(0.83)	$(0.42)
Pro forma basic and diluted net loss per share	$(0.35)	$(0.30)	$(0.94)	$(0.57)

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

Upon closing, the Company issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase 1,293,211 shares of common stock at $22 per share that is exercisable for ten years starting in 2008. The total value of the acquisition was (in thousands):

Fair value of Diversa shares issued	$69,016
Fair value of Diversa warrant issued	3,647
Transaction costs	1,196

Total	$73,859

The value of the Company’s shares used in determining the purchase price was $11.44 per share based on the average of the closing prices of its common stock for a range of five trading days -- two days prior to, two days subsequent to, and the announcement date for the transactions of December 4, 2002. The value of the warrant issued was determined by a valuation performed by a third party. The transaction has been accounted for as an asset purchase under accounting principles generally accepted in the United States.

The following table summarizes the estimated fair values and useful lives of the assets acquired as of the acquisition date (in thousands):

	Amount	Estimated Useful Life
Property and equipment	$8,211	3 – 5 years
In-process research and development	10,766	See below
Identifiable intangible assets:
Core technology	36,632	15 years
Research collaboration	18,250	7 years

Net assets	$73,859

Approximately $10.8 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in February 2003.

The following unaudited pro forma information presents a summary of the Company’s results of operations as if the Syngenta acquisition had taken place at the beginning of each period presented (in thousands, except per share information):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Pro forma net loss	$(12,540)	$(9,752)	$(23,704)	$(18,395)
Pro forma net loss per share:
Basic and diluted	$(0.30)	$(0.23)	$(0.57)	$(0.44)

The pro forma net loss above does not include the write-off of acquired in-process research and development described above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

7.     Subsequent Events

In July 2003, the Company acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, the Company issued an aggregate of 806,873 shares of its Common Stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. Under the terms of the agreement, the Company received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development, marketing, and distribution. Based upon the closing price of the Company’s Common Stock immediately preceding consummation of the transaction, the fair value of the compounds and lead candidates was estimated to be $8.7 million, which will be recorded as research and development expense in the third quarter of 2003.

Also in July 2003, the Company and The Dow Chemical Company (“Dow”) agreed in principle to terms regarding the restructuring of their Innovase joint venture and other licensing matters. As a result, the Company and Dow have signed a non-binding term sheet agreeing to restructure Innovase and make modifications to certain other agreements between the parties. The Company and Dow will continue to collaborate on specific projects in the industrial enzyme field as well as on other projects of mutual interest. The restructuring of Innovase LLC and the modifications to the other agreements between the parties are subject to the Company and Dow entering into binding agreements consistent with the non-binding term sheet. Under the proposed restructuring, Dow has agreed to make payments totaling $5.0 million to the Company, of which $2.0 million was received in July 2003.

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

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel products from genes and gene pathways. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. To date, we have formed alliances with market leaders, such as The Dow Chemical Company, DuPont Bio-Based Materials, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG. Our product-related revenues to date are comprised of research kits, enzymes used in oil and gas recovery, a phytase feed enzyme, and royalties from sales of licensed products.

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

For the quarter ended June 30, 2003, revenue increased 43% compared to the quarter ended June 30, 2002. This increase was primarily attributable to additional research funding as a result of our latest collaboration agreement with Syngenta as well as additional grant and product revenue.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2003, we had current and long-term deferred revenue totaling $16.4 million.

We have incurred net losses since our inception. As of June 30, 2003, our accumulated deficit was $142.9 million. We expect to incur additional losses at least through 2005 as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for several Innovase product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenue

Revenue increased $3.2 million to $10.4 million for the quarter ended June 30, 2003 from $7.2 million for the same period in 2002. This increase was primarily due to our latest collaboration with Syngenta, the addition of new grants awarded in 2002 and 2003, and additional product revenue as a result of the launch of PhyzymeTM XP through our partner, Danisco Animal Nutrition. Revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements. Revenue from collaborations accounted for 89% and 99% of total revenue for the quarters ended June 30, 2003 and 2002, respectively.

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

For the quarter ended June 30, 2003, we estimate that 45% of our research and development expenditures were related to research activities funded by our collaborators and that approximately 55% were associated with internal product and technology development. Our research and development expenses increased $7.0 million to $19.5 million for the quarter ended June 30, 2003 from $12.5 million for the quarter ended June 30, 2002. The increase was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the quarter ended June 30, 2003 increased by $2.8 million over the quarter ended June 30, 2002. Our research staff increased from 225 at June 30, 2002 to 304 at June 30, 2003. The increase in research staff was primarily related to us hiring 71 additional researchers in conjunction with the recent Syngenta transactions.

Facility Costs. Facility costs for the quarter ended June 30, 2003 increased $2.1 million over the quarter ended June 30, 2002. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our additional researchers and internal product and technology development.

Outside Services Costs. Outside services costs for the quarter ended June 30, 2003 increased $1.0 million over the quarter ended June 30, 2002. The increase was primarily attributable to increased legal costs associated with our intellectual property portfolio.

Research Supplies Costs. Costs for research supplies for the quarter ended June 30, 2003 increased by $0.9 million over the quarter ended June 30, 2002. The increase was primarily attributable to an increase in the amount of supplies required to support the additional 71 researchers we hired in conjunction with the recent Syngenta transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million to $3.1 million for the quarter ended June 30, 2003 from $2.7 million for the same period in 2002. This increase was primarily attributable to measures undertaken by us to comply with recent laws, regulations, and corporate governance initiatives affecting public companies.

Amortization of Acquired Intangible Assets

For the quarter ended June 30, 2003, we recorded amortization of acquired intangible assets of approximately $0.7 million, compared to $39,000 for the quarter ended June 30, 2002. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Interest and Other Income, Net

Interest and other income, net for the quarter ended June 30, 2003 was $0.8 million, compared to $0.6 million for the same period in 2002. The increase was primarily due to $0.7 million of expense recorded in 2002 related to the decrease in value of warrants we hold to purchase 58,333 shares of stock of IntraBiotics Pharmaceuticals, Inc., following a 1-for-12 reverse stock split by IntraBiotics. We subsequently wrote-off the remaining balance of our investment associated with these warrants in the third quarter of 2002. Interest income decreased for the quarter ended June 30, 2003, compared to the same period in 2002, as a result of the maturity of interest earning investments that were reinvested at the current lower rates, as well as lower cash balances.

Six Months Ended June 30, 2003 and 2002

Revenue

Revenue increased $4.0 million to $18.4 million for the six months ended June 30, 2003 from $14.4 million for the same period in 2002. This increase was primarily due to our latest collaboration with Syngenta, the addition of new grants awarded in 2002 and 2003, and additional product revenue as a result of the launch of PhyzymeTM XP through our partner, Danisco Animal Nutrition. Revenue from collaborations accounted for 90% and 99% of total revenue for the six months ended June 30, 2003 and 2002, respectively.

Research and Development Expenses

For the six months ended June 30, 2003, we estimate that approximately 45% of our research and development expenditures were associated with research activities funded by our collaborators and that 55% were related to internal product and technology development. Our research and development expenses increased $9.7 million to $34.5 million for the six months ended June 30, 2003 from $24.8 million for the six months ended June 30, 2002. The increase was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the six months ended June 30, 2003 increased by $3.9 million over the six months ended June 30, 2002. Our research staff increased from 225 at June 30, 2002 to 304 at June 30, 2003. The increase in research staff was primarily related to us hiring 71 additional researchers in conjunction with the recent Syngenta transactions.

Facility Costs. Facility costs for the six months ended June 30, 2003 increased $3.9 million over the six months ended June 30, 2002. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our headcount growth and our internal product and technology developments, as well as costs related to our second research and development facility, which we began to occupy in April 2002.

Outside Services Costs. Outside services costs for the six months ended June 30, 2003 increased $1.0 million over the six months ended June 30, 2002. The increase was primarily attributable to increased legal costs associated with our intellectual property portfolio.

Research Supplies Costs. Costs for research supplies for the six months ended June 30, 2003 increased by $0.9 million over the six months ended June 20, 2002. The increase was primarily attributable to an increase in the amount of supplies required to support the additional 71 researchers we hired in conjunction with the recent Syngenta transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million to $5.9 million for the six months ended June 30, 2003 from $5.3 million for the same period in 2002. This increase was primarily attributable to measures undertaken by us to comply with recent laws, regulations, and corporate governance initiatives affecting public companies.

Amortization of Acquired Intangible Assets

For the six months ended June 30, 2003, we recorded amortization of acquired intangible assets of approximately $1.0 million, compared to $78,000 for the six months ended June 30, 2002. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Write-off of Acquired In-Process Research and Development

For the six months ended June 30, 2003, in connection with our February 2003 acquisition of intellectual property rights licenses from Syngenta and property and equipment from TMRI, we recorded a write-off of acquired in-process research and development of approximately $10.8 million related to the estimated fair value of certain projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Interest and Other Income, Net

Interest and other income, net for the six months ended June 30, 2003 was $1.5 million, compared to $2.2 million for the same period in 2002. This decrease was primarily due to lower interest income as a result of the maturity of interest earning investments that were reinvested at the current lower rates, as well as lower cash balances. Additionally, during the six months ended June 30, 2002, the Company recorded $0.5 million of other expense related to the decrease in value of warrants the Company holds to purchase 58,333 shares of stock of IntraBiotics Pharmaceuticals, Inc., following a 1-for-12 reverse stock split by IntraBiotics. The Company subsequently wrote-off the remaining balance of its investment associated with these warrants in the third quarter of 2002.

Equity in Loss of Joint Venture

Equity in the loss of Innovase LLC, our joint venture with Dow, increased to $1.3 million for the six months ended June 30, 2003 from $1.0 million for the same period in 2002, primarily due to increased marketing and administrative costs incurred by Innovase LLC. As discussed below, we recently signed a non-binding term sheet with Dow agreeing, in principle, to restructure our Innovase joint venture.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $131.3 million in funding from our inception through June 30, 2003, and are also committed to fund at least an additional $133.2 million through 2010, giving effect to the Innovase restructuring discussed below and subject to our performance under existing agreements, and excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As discussed in our Annual Report on Form 10-K for the year ended

December 31, 2002, we had initiated informal dispute resolutions with Dow under our Innovase joint venture agreements due to differing views regarding product development activities, commercial opportunities, and funding obligations under such agreements. In July 2003, we signed a non-binding term sheet with Dow agreeing, in principle, to restructure Innovase and make modifications to certain other agreements between the parties. We will continue to collaborate with Dow on specific projects in the industrial enzyme field as well as on other projects of mutual interest. The restructuring of Innovase LLC and the modifications to the other agreements between the parties are subject to our entering into binding agreements with Dow consistent with the non-binding term sheet. Under the proposed restructuring, we will continue to develop several enzymes in Innovase’s current pipeline. We expect to commercialize at least one of these industrial enzyme product candidates in 2004. As part of the restructuring, Dow has agreed to make payments to us totaling $5.0 million, of which $2.0 million was received in July 2003.

As of June 30, 2003, we had cash, cash equivalents, and short-term investments of approximately $141.8 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2002, we entered into a new equipment financing line of credit with a lender to finance up to $6.0 million in equipment purchases through June 2003. As of June 30, 2003, we had utilized approximately $5.0 million under the existing arrangement.

During 2002, we entered into a manufacturing agreement with a company to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. As of June 30, 2003, we had incurred costs of approximately $2.2 million for equipment related to the manufacturing agreement. During the remainder of 2003, we anticipate funding approximately $0.3 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop our pharmaceutical platforms, we will be required to purchase additional capital equipment. During the remainder of 2003, we anticipate that we will purchase approximately $2.3 million of equipment related to the development of our pharmaceutical platforms.

In February 2003, in conjunction with a series of transactions entered into with Syngenta and its affiliates, we hired an additional 77 employees. We anticipate the capital equipment required to integrate these employees, as well as the equipment required to support the ongoing needs of our existing employees, will be approximately $4.0 million for the remainder of 2003.

We anticipate funding our capital requirements for the remainder of 2003 with new financing arrangements, if available on satisfactory terms, and with available cash.

In July 2003, we acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, we issued approximately $8.7 million of our common stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A.

Under the terms of the agreement, we received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development, marketing, and distribution. In order to successfully develop these pharmaceutical candidates, we expect our investment in research and development, as well as the clinical infrastructure associated with these compounds, to increase over the next few years.

Our operating activities used cash of $16.8 million for the six months ended June 30, 2003. Our cash used by operating activities consisted primarily of cash used to fund our internal research and development programs.

Our investing activities provided cash of $8.1 million for the six months ended June 30, 2003. Our investing activities consisted primarily of sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Our financing activities provided cash of $0.2 million for the six months ended June 30, 2003. Our financing activities consisted primarily of borrowings under notes payable and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options, offset by payments on notes payable and capital leases.

         The following table summarizes our contractual obligations at June 30, 2003 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Contractual Obligations
Long-term debt	$15,727	$6,988	$8,227	$512	$—
Capital lease obligations	1,244	796	448	—	—
Operating leases	66,598	4,678	8,595	9,176	44,149
License and research agreements	2,526	628	792	431	675

Total Contractual Obligations	$86,095	$13,090	$18,062	$10,119	$44,824

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. In February 2003, we acquired intellectual property rights licenses from Syngenta and property and equipment from TMRI. As a result of these transactions, we recorded approximately $8.2 million of property and equipment and approximately $54.8 million of acquired intangible assets. As of June 30, 2003, we had long-lived assets with a net book value of $88.2 million.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease our income in the period such determination was made.

Purchase Price Allocation

The purchase price for certain intellectual property rights licenses acquired from Syngenta and certain property and equipment acquired from TMRI was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. An independent third-party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

We have incurred net losses since our inception, including a net loss of approximately $12.5 million for the quarter ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $142.9 million. We expect to incur additional losses at least through 2005 as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for several Innovase product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from collaborations and grants, and we expect that substantially all of our revenue for 2003 will result from payments from collaborations and grants.

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

We currently have strategic alliance agreements and/or collaboration agreements with Dow , DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG. We have also formed a joint venture with Syngenta Seeds AG (named Zymetrics, Inc.). We expect to derive significant future revenue from these agreements and the joint venture. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, we had initiated informal dispute resolutions with Dow under our Innovase joint venture agreements due to differing views regarding product development activities, commercial opportunities, and funding obligations under such agreements. We recently signed a non-binding term sheet with Dow agreeing, in principle, to restructure Innovase and make modifications to certain other agreements between the parties. The restructuring of Innovase LLC and the modifications to the other agreements between the parties are subject to our entering into binding agreements with Dow consistent with the non-binding term sheet. There can be no assurance that we will enter into binding agreements on terms consistent with the non-binding term sheet or other terms that are acceptable to us that provide for resolution of the settlement discussions between us and Dow involving Innovase and other licensing matters. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

If we are not successful in developing a commercial pharmaceutical product related to our recent acquisition of an antifungal program from Glaxo Wellcome, S.A., some of the anticipated benefits of the acquisition may not be realized.

The process of developing a commercial pharmaceutical product from the antifungal compounds we recently acquired from Glaxo Wellcome, S.A. requires additional preclinical testing and clinical trials, all of which are significantly expensive and time-consuming and may not result in a commercial product. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of any product, including the following:

•	The results of additional preclinical studies that we intend to undertake may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	We, our collaborators, if any, or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	We may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	Safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	The effects our antifungal compounds have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if ever approved.

Failure to retain former employees of TMRI or attract and retain other key employees could diminish the benefits we expect to realize from our recent transactions with Syngenta and TMRI.

As part of the transactions among Syngenta, TMRI, and us that were consummated on February 20, 2003, we hired 77 employees of TMRI. The success of our collaboration with Syngenta and the benefits that we otherwise expect to realize from our transactions with Syngenta and TMRI will depend significantly on our ability to retain these employees. If we are unable to retain these employees, or if we are otherwise unable to attract and retain other employees who may be critical to our collaboration with Syngenta or otherwise in connection with our transactions with Syngenta and TMRI, we could lose key information, expertise or know-how related to the collaboration, incur unanticipated additional recruiting and training costs and otherwise not realize the benefits we expect from those transactions.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 277 at June 30, 2002 to 360 at June 30, 2003. We expect to continue to increase our headcount to meet our strategic objectives. If our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

In the United States, products for our target markets are regulated based on their application, by either the Food and Drug Administration, or FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. While substantially all of our projects to date have focused on non-human applications of our technologies and products outside of the FDA’s review, we are now conducting research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any drug product candidates must also be approved by the regulatory agencies of foreign governments before any product can be sold in those countries. Under current FDA policy, our products, or products of our collaborative partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products. We have not submitted an investigational new drug application for any product candidate, and no drug product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere. The EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA.

The European regulatory process for these classes of biologically derived products has been in a state of flux in the recent past, as the EU attempts to replace country by country regulatory procedures with a consistent EU regulatory standard in each case. Some country-by-country regulatory oversight remains. Other than Japan, most regions of the world generally find adequate either a United States or a European clearance together with associated data and information for a new biologically derived product.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended June 30, 2003 was $10.4 million, as compared to $7.2 million for the quarter ended June 30, 2002. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

In July 2003, we acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome S.A., and in February 2003, we consummated a series of transactions with Syngenta and TMRI that involved, in part, our acquiring certain property and equipment from TMRI. If appropriate opportunities become available, we may consider acquiring additional businesses, assets, technologies, or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue such a strategy, we could

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 44.5% of our outstanding common stock as of August 1, 2003. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of August 1, 2003, Syngenta and its affiliates controlled approximately 18.6% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including our equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at June 30, 2003 and December 31, 2002 by $1.1 million and $1.4 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report (the

“Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us that is required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Control over Financial Reporting. Our chief executive officer and chief financial officer also evaluated whether a change had occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on such evaluation, such officers have concluded that there was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On or about December 6, 2002, a lawsuit was filed in the U.S. District Court for the Southern District of New York against us, two of our executive officers and the chairman of our board of directors (collectively, the “Diversa Defendants”), and the underwriters of our initial public offering (“IPO”). The complaint was purportedly filed on behalf of purchasers of our common stock between February 14, 2000, and December 6, 2000, and is captioned Muller v. Diversa Corp., et al., Case No. 02-CV-9699. In the complaint, the plaintiffs allege that the Diversa Defendants and the underwriters of our IPO violated Sections 11 and 15 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains claims for violation of sections 10(b) and 20 of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Securities Litigation, Case No. 21 MC 92, in which similar complaints were filed against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (the “IPO Cases”). On January 7, 2003, this case was assigned to United States Judge Shira Scheindlin of the Southern District of New York, before whom the IPO Cases have been consolidated for pretrial purposes.

In February 2003, the Court issued a decision on the motion to dismiss filed by the Issuers (among others). In this decision, the Court denied the motion to dismiss the Section 11 and 15 claims against the Diversa Defendants and almost all of the other Issuers, and granted the motion to dismiss the Section 10(b) claim against us. The Court dismissed the Section 10(b) claim against us without leave to amend. The Court similarly dismissed the Section 10(b) and 20 claims against one of our officers and the Chairman of our board of directors without leave to amend, but denied the motion to dismiss these claims against one of our officers.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Over 250 Issuers have indicated that they will enter into the settlement proposal. In the event, for example, the Plaintiffs recover nothing in judgment against the Underwriter defendants in the IPO Lawsuits and the Issuers’ insurers therefore become liable to the Plaintiffs for an aggregate of $1 billion pursuant to the settlement proposal, the pro rata liability of our insurers, with respect to us, would be $4 million, assuming that 250 Issuers which approved the settlement proposal, and their insurers, were operating and financially viable as of the settlement date. We currently carry liability insurance which would cover our insurer’s pro rata liability described in this hypothetical. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

Item 2.  Changes in Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.7 million after underwriting discounts and expenses. Of the net offering proceeds, through June 30, 2003, approximately $18.6 million of the net proceeds had been used to purchase property and equipment and approximately $24.2 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

We held our 2003 Annual Meeting of Stockholders on May 14, 2003. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions and broker non-votes with respect to each matter. Each nominee for director was elected to hold office until the 2006 Annual Meeting of Stockholders, and the two management proposals were approved by the stockholders.

a)       The stockholders elected the three nominees for the board of directors to hold office until the 2006 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Dr. James H. Cavanaugh	38,549,806	335,536
Dr. Jay M. Short	38,525,057	360,285
Dr. Melvin I. Simon	32,564,351	6,320,991

In addition to the above nominees for director, the following directors’ terms of office continued after the 2003 Annual Meeting of Stockholders: Mr. Mark Leschly, Dr. Wayne T. Hockmeyer, Mr. Peter Johnson, and Mr. Donald D. Johnston.

b)          The stockholders approved our 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the plan to 12,982,633 shares:

Votes
For	Against	Abstain
19,582,652	13,799,921	12,967

There were 5,489,802 broker non-votes.

c)          The stockholders approved our 1999 Non-Employee Directors’ Stock Option Plan, as amended, to (i) increase the initial grant to non-employee directors of shares of common stock subject to options by 5,000 to 25,000 shares, (ii) increase the annual grant of shares of common stock subject to options by 20,000 to 25,000 shares, (iii) grant annually an additional option to purchase 10,000 shares of common stock to the Chairman of the Board, and (iv) increase the shares of common stock available for issuance under the plan by 300,000 to 577,719* shares.

Votes
For	Against	Abstain
30,007,854	3,380,255	10,430

There were 5,486,803 broker non-votes.

*     The proxy card filed with our Definitive Proxy Statement on Schedule 14A for our 2003 Annual Meeting of Stockholders incorrectly references 577,791 as the number of shares of common stock available for issuance under the plan.

d)          The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003:

Votes
For	Against	Abstain
38,350,184	523,024	12,134

There were no broker non-votes.

Item 5.  Other Information

None.

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

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(5)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.5	Warrant issued by the Company to Syngenta Participations AG.(4)

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(4)

4.7†	Registration Rights Agreement dated as of July 18, 2003 by and between Glaxo Group Limited and Diversa Corporation.

10.1†	Asset Sale Agreement made as of July 18, 2003 by and between Glaxo Wellcome, S.A. and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
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
†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(b)	We filed a Current Report on Form 8-K on April 23, 2003 to file as an exhibit the Company’s press release announcing financial results for the quarter ended March 31, 2003 pursuant to “Item 12. Results of Operations and Financial Condition” of Form 8-K in accordance with SEC Release Nos. 33-8216 and 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: August 11, 2003	/s/ KARIN EASTHAM

Karin Eastham
Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)