Form 10-Q
period 2003-09-30
DIVERSA CORP
filed 2003-11-14
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

The number of shares of the Registrant’s Common Stock outstanding as of November 3, 2003 was 43,042,798.

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVERSA CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,313	$20,113
Short-term investments	122,485	142,983
Accounts receivable	1,824	1,992
Other current assets	2,523	822

Total current assets	135,145	165,910
Property and equipment, net	31,861	27,427
Acquired intangible assets, net	53,708	2,018
Other assets	1,274	1,842

Total assets	$221,988	$197,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,255	$4,133
Accrued liabilities	4,822	4,397
Deferred revenue	11,719	7,863
Current portion of capital lease obligations	576	953
Current portion of notes payable	7,851	6,170

Total current liabilities	26,223	23,516
Capital lease obligations, less current portion	300	703
Notes payable, less current portion	8,322	11,181
Deposit from sublessee	—	270
Long-term deferred revenue	904	4,212
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 43,040,270 and 35,769,455 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	43	36
Additional paid-in capital	348,251	265,150
Deferred compensation	(2)	(131)
Accumulated deficit	(162,579)	(109,376)
Accumulated other comprehensive income	526	1,636

Total stockholders’ equity	186,239	157,315

Total liabilities and stockholders’ equity	$221,988	$197,197

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenue:
Collaborative	$9,345	$7,659	$25,867	$21,882
Grant and product	1,873	505	3,724	694

Total revenue	11,218	8,164	29,591	22,576

Operating expenses:
Research and development	18,814	12,197	53,287	36,989
Write-off of acquired in-process research and development	8,714	—	19,478	—
Selling, general and administrative	3,266	2,778	9,141	8,030
Amortization of acquired intangible assets	649	39	1,600	117
Non-cash, stock-based compensation	20	107	129	604

Total operating expenses	31,463	15,121	83,635	45,740

Loss from operations	(20,245)	(6,957)	(54,044)	(23,164)
Interest and other income, net	562	946	2,096	3,141
Equity in loss of joint venture	—	(686)	(1,255)	(1,701)

Net loss	$(19,683)	$(6,697)	$(53,203)	$(21,724)

Net loss per share, basic and diluted	$(0.46)	$(0.19)	$(1.30)	$(0.61)
Weighted average shares used in computing basic and diluted net loss per share	42,766	35,691	41,081	35,610

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER,
	2003	2002
Operating activities:
Net loss	$(53,203)	$(21,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,155	6,617
Non-cash, stock based compensation charges	129	604
Unrealized loss on warrants held by the Company	—	883
Write-off of acquired in-process research and development	19,478	—
Changes in operating assets and liabilities:
Accounts receivable	168	(1,067)
Other assets	(1,753)	(276)
Accounts payable and accrued expenses	(2,454)	(5,112)
Deferred revenue	548	(3,788)

Net cash used in operating activities	(24,932)	(23,863)

Investing activities:
Purchases of short-term investments	(100,863)	(139,697)
Sales and maturities of short-term investments	120,251	100,374
Purchases of property and equipment	(5,758)	(5,386)
Other	(270)	135

Net cash provided by (used in) investing activities	13,360	(44,574)

Financing activities:
Net proceeds from sale of common stock	1,731	1,396
Principal payments on capital leases	(780)	(835)
Principal payments on notes payable	(4,973)	(3,040)
Advances under notes payable	3,794	5,000

Net cash provided by (used in) financing activities	(228)	2,521

Net decrease in cash and cash equivalents	(11,800)	(65,916)
Cash and cash equivalents at beginning of period	20,113	69,390

Cash and cash equivalents at end of period	$8,313	$3,474

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

3. Computation of Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net loss	$(19,683)	$(6,697)	$(53,203)	$(21,724)
Net loss per share, basic and diluted	$(0.46)	$(0.19)	$(1.30)	$(0.61)
Weighted average shares used in computing basic and diluted net loss per share	42,766	35,691	41,081	35,610

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

For the three and nine months ended September 30, 2003 and 2002, the comprehensive loss consisted of (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net loss	$(19,683)	$(6,697)	$(53,203)	$(21,724)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(457)	292	(1,110)	(198)

Comprehensive loss	$(20,140)	$(6,405)	$(54,313)	$(21,922)

5. Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended September 30, 2003 and 2002, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.87% to 3.37% and 2.86% to 3.93%, respectively; dividend yield of 0%; volatility factor of 65% and 61%, respectively; and a weighted-average expected life of the options of 3.4 years. For the nine months ended September 30, 2003 and 2002, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.26% to 3.37% and 2.86% to 4.65%, respectively; dividend yield of 0%; volatility factor ranging from 49% to 65% and 61%, respectively; and a weighted-average expected life of the options of 3.4 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net loss, as reported	$(19,683)	$(6,697)	$(53,203)	$(21,724)
Add: Stock-based employee compensation expense included in reported net loss	20	107	129	604
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,266)	(2,341)	(6,669)	(8,159)

Pro forma net loss	$(21,929)	$(8,931)	$(59,743)	$(29,279)

Basic and diluted net loss per share, as reported	$(0.46)	$(0.19)	$(1.30)	$(0.61)
Pro forma basic and diluted net loss per share	$(0.51)	$(0.25)	$(1.45)	$(0.82)

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

6. Acquisitions

Syngenta

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

Glaxo Wellcome, S.A.

In July 2003, the Company acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, the Company issued an aggregate of 806,873 shares of its Common Stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. Under the terms of the agreement, the Company received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development, marketing, and distribution. Based upon the closing price of the Company’s Common Stock immediately preceding consummation of the transaction, the fair value of the compounds and lead candidates was $8.7 million. As of the acquisition date, these compounds and lead products had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded $8.7 million as a write-off of acquired in-process research and development.

7. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is an entity that (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is evaluating the adoption of FIN 46 and its impact on the Company’s financial statements.

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

In February 2003, we completed a series of transactions with Syngenta. Under the transactions, we formed an extensive research collaboration whereby we are entitled to receive a minimum of $118 million in research and development funding over the initial seven-year term of the agreement and will be eligible to receive certain milestone payments and royalties upon product development and commercialization. Additionally, we acquired certain intellectual property rights licenses used in activities that primarily involve tools, technologies and methods relating to proteomics, metabolomics, RNA dynamics, and bioinformatics and methods to analyze and link these components of genomics or that primarily relate to their fungal program, for use outside of Syngenta’s exclusive field as defined in the research collaboration agreement. We also purchased certain property and equipment.

In July 2003, we acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, we issued an aggregate of 806,873 shares of our Common Stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. Under the terms of the agreement, we received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development, marketing, and distribution.

For the quarter ended September 30, 2003, revenue increased 37% compared to the quarter ended September 30, 2002. This increase was primarily attributable to additional research funding as a result of our most recent collaboration agreement with Syngenta, increased grant revenue, and new product revenue.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2003, we had current and long-term deferred revenue totaling $12.6 million.

We have incurred net losses since our inception. As of September 30, 2003, our accumulated deficit was $162.6 million. We expect to incur additional losses at least through 2005 as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenue

Revenue increased $3.0 million to $11.2 million for the quarter ended September 30, 2003 from $8.2 million for the same period in 2002. This increase was primarily due to our latest collaboration with Syngenta, increased grant revenue, and new product revenue. Revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements. Revenue from collaborations accounted for 83% and 94% of total revenue for the quarters ended September 30, 2003 and 2002, respectively.

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

For the quarter ended September 30, 2003, we estimate that 50% of our research and development expenditures were related to research activities funded by our collaborators and that approximately 50% were associated with internal product and technology development. Our research and development expenses increased $6.6 million to $18.8 million for the quarter ended September 30, 2003 from $12.2 million for the quarter ended September 30, 2002. The increase was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the quarter ended September 30, 2003 increased by $2.6 million over the quarter ended September 30, 2002. Our research staff increased from 224 at September 30, 2002 to 305 at September 30, 2003. The increase in research staff was primarily related to us hiring 71 additional researchers in conjunction with the February 2003 Syngenta transactions.

Facility Costs. Facility costs for the quarter ended September 30, 2003 increased $2.2 million over the quarter ended September 30, 2002. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our additional researchers and internal product and technology development.

Research Supplies Costs. Costs for research supplies for the quarter ended September 30, 2003 increased by $0.8 million over the quarter ended September 30, 2002. The increase was primarily attributable to an increase in the amount of supplies required to support the additional 71 researchers we hired in conjunction with the February 2003 Syngenta transactions.

Write-off of Acquired In-Process Research and Development

For the three months ended September 30, 2003, in connection with our July 2003 acquisition of an antifungal program from Glaxo Wellcome, S.A., we recorded a write-off of acquired in-process research and development of approximately $8.7 million related to the estimated fair value of compounds and lead candidates that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million to $3.3 million for the quarter ended September 30, 2003 from $2.8 million for the same period in 2002. This increase was primarily attributable to headcount costs to support our growth, as well as measures undertaken by us to implement new corporate governance initiatives required of public companies.

Amortization of Acquired Intangible Assets

For the quarter ended September 30, 2003, we recorded amortization of acquired intangible assets of approximately $0.6 million, compared to $39,000 for the quarter ended September 30, 2002. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Interest and Other Income, Net

Interest and other income, net for the quarter ended September 30, 2003 was $0.6 million, compared to $0.9 million for the same period in 2002. During the quarter ended September 30, 2002, we recorded $0.4 million of other expense associated with the write-off of the remaining balance of our investment in warrants we hold to purchase 58,333 shares of stock of IntraBiotics Pharmaceuticals, Inc., following a 1-for-12 reverse stock split by IntraBiotics. Interest income decreased for the quarter ended September 30, 2003, compared to the same period in 2002, as a result of the maturity of interest-earning investments that were reinvested at the current lower rates, as well as lower cash balances.

Equity in Loss of Joint Venture

For the three months ended September 30, 2003, we recorded no equity in the loss of Innovase LLC, our industrial enzymes joint venture with Dow, compared to $0.7 million for the three months ended September 30, 2002. This decrease was as a result of our signing of a non-binding term sheet in July 2003 with Dow agreeing, in principle, to restructure our Innovase joint venture. We will continue to collaborate with Dow on specific projects in the industrial enzyme field as well as on other projects of mutual interest. The restructuring of Innovase LLC and the modifications to the other agreements between the parties are subject to our entering into binding agreements with Dow consistent with the non-binding term sheet. Under the proposed restructuring, we expect to continue to develop several enzymes in Innovase’s current pipeline. As part of the restructuring, Dow has agreed to make payments to us totaling $5.0 million, of which $2.0 million was received in July 2003.

Nine Months Ended September 30, 2003 and 2002

Revenue

Revenue increased $7.0 million to $29.6 million for the nine months ended September 30, 2003 from $22.6 million for the same period in 2002. This increase was primarily due to our most recent collaboration with Syngenta, increased grant revenue, and new product revenue. Revenue from collaborations accounted for 87% and 97% of total revenue for the nine months ended September 30, 2003 and 2002, respectively.

Research and Development Expenses

For the nine months ended September 30, 2003, we estimate that approximately 45% of our research and development expenditures were associated with research activities funded by our collaborators and that 55% were related to internal product and technology development. Our research and development expenses increased $16.3 million to $53.3 million for the nine months ended September 30, 2003 from $37.0 million for the nine months ended September 30, 2002. The increase was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the nine months ended September 30, 2003 increased by $6.4 million over the nine months ended September 30, 2002. Our research staff increased from 224 at September 30, 2002 to 305 at September 30, 2003. The increase in research staff was primarily related to us hiring 71 additional researchers in conjunction with the February 2003 Syngenta transactions.

Facility Costs. Facility costs for the nine months ended September 30, 2003 increased $6.0 million over the nine months ended September 30, 2002. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our headcount growth and our internal product and technology developments, as well as costs related to our second research and development facility, which we began to occupy in April 2002.

Outside Services Costs. Outside services costs for the nine months ended September 30, 2003 increased $1.0 million over the nine months ended September 30, 2002. The increase was primarily attributable to increased legal costs associated with protecting our intellectual property portfolio.

Research Supplies Costs. Costs for research supplies for the nine months ended September 30, 2003 increased by $1.7 million over the nine months ended September 30, 2002. The increase was primarily attributable to an increase in the amount of supplies required to support the additional 71 researchers we hired in conjunction with the February 2003 Syngenta transactions.

Write-off of Acquired In-Process Research and Development

For the nine months ended September 30, 2003, we recorded a write-off of acquired in-process research and development of approximately $19.5 million. Of this amount, $10.8 million related to our February 2003 acquisition of intellectual property rights licenses from Syngenta and property and equipment from TMRI, and $8.7 million related to the acquisition of an antifungal program from GlaxoSmithKline in July 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million to $9.1 million for the nine months ended September 30, 2003 from $8.0 million for the same period in 2002. This increase was primarily attributable to headcount costs to support our growth, as well as measures undertaken by us to implement new corporate governance initiatives required of public companies.

Amortization of Acquired Intangible Assets

For the nine months ended September 30, 2003, we recorded amortization of acquired intangible assets of approximately $1.6 million, compared to $0.1 million for the nine months ended September 30, 2002. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Interest and Other Income, Net

Interest and other income, net for the nine months ended September 30, 2003 was $2.1 million, compared to $3.1 million for the same period in 2002. This decrease was primarily due to lower interest income as a result of the maturity of interest earning investments that were reinvested at the current lower rates, as well as lower cash balances. Additionally, during the nine months ended September 30, 2002, we recorded $0.9 million of other expense related to the write-off of the remaining balance of our investment in warrants we hold to purchase 58,333 shares of stock of IntraBiotics Pharmaceuticals, Inc., following a 1-for-12 reverse stock split by IntraBiotics.

Equity in Loss of Joint Venture

Equity in the loss of Innovase LLC, our joint venture with Dow, decreased to $1.3 million for the nine months ended September 30, 2003 from $1.7 million for the same period in 2002. This decrease was as a result of us signing a non-binding term sheet in July 2003 with Dow agreeing, in principle, to restructure our Innovase joint venture. We will continue to collaborate with Dow on specific projects in the industrial enzyme field as well as on other projects of mutual interest. The restructuring of Innovase LLC and the modifications to the other agreements between the parties are subject to our entering into binding agreements with Dow consistent with the non-binding term sheet. Under the proposed restructuring, we expect to continue to develop several enzymes in Innovase’s current pipeline. As part of the restructuring, Dow has agreed to make payments to us totaling $5.0 million, of which $2.0 million was received in July 2003.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and funding from grants have provided us with $139.9 million in funding from our inception through September 30, 2003, and are also committed to fund at least an additional $121.2 million through 2010, giving effect to the Innovase restructuring discussed below and subject to our performance under existing agreements, and excluding milestone payments, license and commercialization fees, and royalties or profit sharing. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, we had initiated informal dispute resolutions with Dow under our Innovase joint venture agreements due to differing views regarding product development activities, commercial opportunities, and funding obligations under such agreements. In July 2003, we signed a non-binding term sheet with Dow agreeing, in principle, to restructure Innovase and make modifications to certain other agreements between the parties. We will continue to collaborate with Dow on specific projects in the industrial enzyme field as well as on other projects of mutual interest. The restructuring of Innovase LLC and the modifications to the other agreements between the parties are subject to our entering into binding agreements with Dow consistent with the non-binding term sheet. Under the proposed restructuring, we will continue to develop several enzymes in Innovase’s current pipeline. We expect to commercialize at least one of these industrial enzyme product candidates in 2004. As part of the restructuring, Dow has agreed to make payments to us totaling $5.0 million, of which $2.0 million was received in July 2003.

As of September 30, 2003, we had cash, cash equivalents, and short-term investments of approximately $130.8 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2002, we entered into a new equipment financing line of credit with a lender to finance up to $6.0 million in equipment purchases through September 2003. As of September 30, 2003, we had utilized all amounts under the existing arrangement.

During 2002, we entered into a manufacturing agreement with a company to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. As of September 30, 2003, we had incurred costs of approximately $2.3 million for equipment related to the manufacturing agreement. During the remainder of 2003, we anticipate funding approximately $1.7 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop our pharmaceutical platforms, we will be required to purchase additional capital equipment. During the remainder of 2003, we anticipate that we will purchase approximately $0.5 million of equipment related to the development of our pharmaceutical platforms.

In February 2003, in conjunction with a series of transactions entered into with Syngenta and its affiliates, we hired an additional 77 employees. We anticipate the capital equipment required to integrate these employees, as well as the equipment required to support the ongoing needs of our existing employees, will be approximately $1.9 million for the remainder of 2003.

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

Our operating activities used cash of $24.9 million for the nine months ended September 30, 2003. Our cash used by operating activities consisted primarily of cash used to fund our internal research and development programs.

Our investing activities provided cash of $13.4 million for the nine months ended September 30, 2003. Our investing activities consisted primarily of sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Our financing activities used cash of $0.2 million for the nine months ended September 30, 2003. Our financing activities consisted primarily of borrowings under notes payable and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options, offset by payments on notes payable and capital leases.

The following table summarizes our contractual obligations at September 30, 2003 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$16,173	$7,851	$7,798	$524	$—
Capital lease obligations	957	644	313	—	—
Operating leases	65,354	4,549	8,509	9,176	43,120
License and research agreements	4,021	1,148	1,768	555	550

Total Contractual Obligations	$86,505	$14,192	$18,388	$10,255	$43,670

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. In February 2003, we acquired intellectual property rights licenses from Syngenta and property and equipment from TMRI. As a result of these transactions, we recorded approximately $8.2 million of property and equipment and approximately $54.9 million of acquired intangible assets. As of September 30, 2003, we had long-lived assets with a net book value of $85.6 million.

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

We have incurred net losses since our inception, including a net loss of approximately $19.7 million for the quarter ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $162.6 million. We expect to incur additional losses at least through 2005 as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for several Innovase product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, substantially all of our revenue has been derived from collaborations and grants, and we expect that substantially all of our revenue for 2003 will result from payments from collaborations and grants.

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

The process of developing a commercial pharmaceutical product from the antifungal compounds we recently acquired from Glaxo Wellcome, S.A. requires additional preclinical testing and clinical trials, all of which are significantly expensive and time-consuming and may not result in a commercial product. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of any product, including the following:

•	The results of additional preclinical studies that we intend to undertake may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	We, our collaborators, if any, or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	We may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	Safety and efficacy results attained in preclinical studies or early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

•	The effects our antifungal compounds have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if ever approved.

If any of these events lead to a delay in, or lead us to discontinue, further development or commercialization of any product, the anticipated benefits of our acquisition of the antifungal program would not be realized.

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

We are not currently a party to any litigation with regard to our patent portfolio. However, the biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 284 at September 30, 2002 to 358 at September 30, 2003. We expect to continue to increase our headcount to meet our strategic objectives. If our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended September 30, 2003 was $11.2 million, as compared to $8.2 million for the quarter ended September 30, 2002. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

If revenue declines or does not grow as anticipated due to the expiration or termination of strategic alliance or collaboration agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to continue to increase operating expenses during 2003. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 44.3% of our outstanding common stock as of November 3, 2003. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of November 3, 2003, Syngenta and its affiliates controlled approximately 18.5% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including our equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at September 30, 2003 and December 31, 2002 by $1.0 million and $1.4 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

PART II—OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

On July 18, 2003, we acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, we issued an aggregate of 806,873 shares of our Common Stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. We issued the common stock to Glaxo Group Limited in reliance on the exemption from registration permitted under Regulation D of the Securities Act of 1933, as amended, based on investment representations made by the Glaxo Group Limited.

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.7 million after underwriting discounts and expenses. Of the net offering proceeds, through September 30, 2003, approximately $19.7 million of the net proceeds had been used to purchase property and equipment and approximately $34.2 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

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

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(5)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.5	Warrant issued by the Company to Syngenta Participations AG.(4)

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(4)

4.7†	Registration Rights Agreement dated as of July 18, 2003 by and between Glaxo Group Limited and the Company.(6)

10.46†	Asset Sale Agreement made as of July 18, 2003 by and between Glaxo Wellcome, S.A. and the Company.(6)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.
†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(b) We filed a Current Report on Form 8-K on July 22, 2003 to file as an exhibit the Company’s press release announcing financial results for the quarter ended June 30, 2003 pursuant to “Item 12. Results of Operations and Financial Condition” of Form 8-K in accordance with SEC Release Nos. 33-8216 and 34-47583.

We filed a Current Report on Form 8-K on July 28, 2003 to file as an exhibit the Company’s press release announcing that the Company had acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome, S.A., a corporation organized under the laws of Spain, pursuant to an Asset Sale Agreement dated July 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: November 13, 2003	/s/ KARIN EASTHAM
Karin Eastham Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)