Form 10-K
period 2003-12-31
DIVERSA CORP
filed 2004-03-15
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $232.7 million.*

The number of shares outstanding of the Registrant’s common stock was 43,063,641 as of February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders to be held on May 14, 2004 (the “2004 Annual Meeting”) are incorporated herein by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the Registrant’s year ended December 31, 2003.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 30, 2003. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DIVERSA CORPORATION

FORM 10-K

For the Year Ended December 31, 2003

INDEX

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

DIVERSA®, Cottonase, DirectEvolution®, DiverseLibrary, GeneReassembly, Gene Site Saturation Mutagenesis, GigaMatrix, GSSM, Luminase, PathwayLibrary, Pyrolase, and SingleCell, are trademarks of Diversa Corporation. ThermalAce is a trademark of Invitrogen Corporation. Phyzyme is a trademark of Danisco Animal Nutrition. Quantum is a trademark of Zymetrics, Inc. This report also refers to trade names and trademarks of other organizations.

PART I

ITEM 1.    BUSINESS

We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, (b) small molecules, made by pathways of catalytic proteins, and (c) antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are animal care, fiber processing, nutritional oils, and anti-infective therapies. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Bayer Animal Health, Danisco Animal Nutrition, DSM Pharma Chemicals, Dupont, GlaxoSmithKline plc, Invitrogen Corporation, Medarex, Syngenta AG, The Dow Chemical Company and Xoma.

Our Strategy

Our goal is to be the leading provider of novel protein-based products for use in pharmaceutical, agricultural, chemical processing, and industrial applications. The key elements of our strategy are to:

Deploy our technologies across diverse markets in order to maximize our return on investment.    We use our technologies to provide commercial solutions for a broad range of applications for the pharmaceutical, agricultural, chemical processing, and industrial markets. We believe that this multi-market approach gives us the ability to capitalize on near-term revenue opportunities in lower-risk markets and leverage our technologies and expertise to develop novel pharmaceuticals.

Commercialize products independently and with partners in agricultural, chemical, and industrial markets.    Our technologies can be applied to develop products for a wide range of agricultural, chemical, and industrial applications where development costs are lower and regulatory cycles are shorter compared to those for pharmaceutical products. Our key areas of focus for internal product development in these non-pharmaceutical markets are animal health, fiber modification, and nutritional oils. In addition to our internal product development efforts, we have formed a broad relationship with Syngenta to pursue product opportunities within several of these focus areas. To date, we have commercialized seven products independently and with our partners and have multiple late-stage candidates that we expect to be commercialized in the next three years.

Leverage our discovery and evolution technologies to develop pharmaceutical products independently and with partners.    We are applying our discovery technologies to identify novel small molecules, and independently develop anti-infective therapeutics, and we are applying our evolution technologies to optimize existing antibodies and generate new fully-human antibodies. Within the pharmaceutical market, we are internally focused on the development of novel anti-infective therapies, encompassing antibacterials, antifungals and antivirals. Outside of anti-infectives, we are pursuing pharmaceutical opportunities through strategic alliances.

Utilize strategic alliances to enable the development of a broad portfolio of products.    In all of our target markets, we have identified key market segments where we intend to develop products through strategic alliances. We have established criteria for entering into such alliances including: required investment, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. We believe that these alliances allow us to utilize our partners’ marketing and distribution networks, share the investment risk, and access additional resources to expand our product portfolio. In entering these agreements, we seek to obtain a combination of technology access fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing income from the commercialization of products resulting from these alliances.

Protect and enhance our technology leadership position.    We are unique relative to our competitors in that we have an end-to-end product solution consisting of access to novel genetic material, several technologies capable of screening more than a billion genes per day, multiple evolution technologies for optimizing enzymes, small molecules, monoclonal antibodies, and manufacturing expertise. We have protected our technologies with a substantial intellectual property estate, and we will continue to make investments in developing and protecting these assets.

Market Opportunities and Product Development—Agricultural and Chemical / Industrial Programs

Our strategy in the agricultural, chemical, and industrial area is to establish a sustainable, high-growth, profitable business that targets high-value applications where we believe our technologies can deliver superior, proprietary solutions and we can achieve average gross margins of 70% on product sales. We have developed an extensive pipeline of commercial products and product candidates across multiple markets, which we expect to launch independently and in collaboration with strategic partners. To date, we have commercialized the following products, either independently or in collaboration with our partners: Phyzyme™ XP Animal Feed, Quantum™ phytase, Green Fluorescent Protein, Cyan Fluorescent Protein, ThermalAce™, Pyrolase™ 200 Enzyme and Pyrolase™ 160 Enzyme. In these markets, we are focused on the discovery and optimization of products in our key focus area of animal care, fiber modification, and nutritional oils.

Animal Care

Animal Feed.    Animal feed additives are designed to increase absorption of essential vitamins and minerals, increase nutritional value and animal product yield, and reduce harmful materials in waste. In 2001 alone, over $8 billion was spent on animal feed additives that improve digestibility and increase nutritional value. We are developing several classes of enzymes, including phytases and carbohydrases, for the increased absorption of organic phosphorous and digestibility of carbohydrates, as well as the promotion of weight gain in livestock.

When used as an additive in animal feed applications, phytase enzymes allow higher utilization of naturally occurring phosphorus from the feed, thereby increasing its nutritional value and reducing phosphate pollution. The worldwide market for phytase enzymes was estimated to be over $200 million in 2003, representing annual growth of 25-30%. This growth has been driven by economics as well as regulatory pressure to decrease pollution caused by the phosphate-rich waste from swine and poultry farms that is a leading cause of water pollution. We have developed two phytase products to address this market.

In March 2003, we launched Phyzyme™ XP in collaboration with our partner Danisco Animal Nutrition. The addition of Phyzyme™ XP to animal feed reduces the need for inorganic phosphorus supplementation by approximately 20% and lowers the level of harmful phosphates that are introduced to the environment through animal waste by approximately 30%, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. We are responsible for manufacturing Phyzyme XP, and Danisco is responsible for its sales and marketing.

In December of 2003, our thermostable Quantum™ phytase, developed under our Zymetrics joint venture with Syngenta, received regulatory approval in Mexico. This marks the beginning of the international marketing effort for Quantum phytase, which is currently under regulatory review for sale in the U.S. and other countries. As reported by Zymetrics, the results from more than 50 poultry and swine trials of this product show that Quantum phytase consistently outperforms other commercial phytases in a wide variety of diets. This is the first product we have developed with Syngenta, and we believe it is indicative of our ability to deliver differentiated animal nutrition products.

Animal Health.    We intend to utilize our technologies for the development, optimization, and manufacture of vaccines, antibodies and other therapeutic proteins for use in animal care. We expect advances in current and future protein therapeutics to provide an efficient way to target diseases as well as to produce a long duration of immunity while maximizing safety. The ability to provide protein-based products for prophylatic and therapeutic uses may provide animals with the necessary immunological tools for prevention and treatment of diseases and therefore to reduce the dependence on animal drugs such as anti-infectives.

Veterinary vaccines represented $2.6 billion in sales in 2002 and represent the fastest growing sector of animal health products. This sector rose 7% primarily due to the introduction of new vaccines for the management of diseases in food animals. We intend to develop products with a focus on key diseases in food animals including cattle (dairy and beef), poultry, swine, and aquaculture (primarily finfish and shellfish). The withdrawal of growth promoters, sensitivity to the use of anti-infectives, and the onset of resistance to certain drugs used in animal health has created an opportunity for the development of new agents to mitigate disease and parasites.

Our powerful evolution, bioinformatics, and proteomics platforms allow rapid identification of target sequences and proteins with utility in vaccine development. Evolution technologies can increase the specificity of the desired DNA or protein sequence. Evolution of new vaccines can also confer thermal tolerance, thereby potentially eliminating the stringent cold chain requirement for storage of traditional vaccines. Additionally, proprietary expression systems may facilitate the production and formulation of vaccines for testing and commercialization.

We have formed a collaboration with Bayer Animal Health to develop microbially-produced vaccine products initially focused on the prevention of infectious diseases in fish. Our initial product, Bayovac® SRS, is a proprietary and novel subunit recombinant vaccine for farmed salmon. Field trials of this vaccine have demonstrated superior protection against salmon rickettsial septicemia (SRS). SRS is the major infectious disease in Chilean acquaculture, typically killing upwards of 20% of untreated farmed salmon, which represent the highest value per pound of all farmed animals. We anticipate regulatory approval of this vaccine in 2004 in Chile, which produces 40% of the world’s farmed salmon. A second vaccine product is currently undergoing field trial testing for a major salmon disease prevalent in both Chile and northern Europe.

Fiber Modification

Natural fibers are well-suited to biochemical processing. However, over 30 years of biochemical research has resulted in limited enzyme availability for use in fiber modification. Current chemical processing technologies are 30-50 years old, and even incremental improvements from these technologies have slowed. As such, there are numerous opportunities for novel microbial enzymes to increase the performance, and lower the environmental impact, of fiber processing through the reduction of chemical usage, energy requirements, yield improvement, improved properties or by eliminating hazardous material usage. We have developed several enzyme platforms that can be used to address needs in fiber modification, the market for which we estimate to be approximately $1.5 billion.

Pulp and Paper Processing.    Over 190 million tons of pulp fiber and 323 million tons of paper and board products are produced annually worldwide. Environmental regulations are becoming increasingly stringent and the use of harsh chemicals, such as chlorine for bleaching, are no longer preferred in some parts of the world. Substitute chemistries are more expensive, less effective, and more damaging to fiber. Reducing chemical usage in fiber processing through the use of biochemical products can decrease manufacturing and energy costs and environmental impact.

We have developed enzymes to aid in bleaching pulp, which reduce the need to use strong oxidizing chemicals, such as chlorine compounds. These enzymes can reduce the cost of pulp processing both by reducing the amount of oxidizer chemicals required and the expense associated with treating the waste water resulting from the use of these harsh chemicals.

•	Luminase™ for pulp bleaching enhancement improves fiber response to bleaching chemicals. This can reduce the need for harsh bleaching chemicals or enable the customer to make whiter pulp for new products. Decreasing bleach chemicals lowers costs and offers a potential environmental benefit by reducing the amount of waste material requiring removal from pulp mill effluent. In laboratory applications testing, Luminase has outperformed competitive products, demonstrating chlorine dioxide reductions greater than 25%. Mill trials have been scheduled in 2004 to confirm the performance observed in the laboratory studies. In addition, Luminase may produce whiter pulp, which would potentially extend a customer’s market to new products.

Textile Processing.    Over 20 million tons of cotton fiber are used annually in textile products worldwide. One of the oldest industries known to man, it is highly developed and relatively mature. New developments in textile chemistries are driven by environmental regulations, cost competitiveness, and consumer fashion requirements. Biochemical applications, such as cellulases for denim finishing, have been widely used, but consumption varies based on fashion trends. Manufacturing economics are constant and based primarily on productivity and environmental regulations. Biochemical processes can improve productivity by decreasing processing time and reducing chemicals such as caustic and acid. Reducing the use of these chemicals would also decrease the cost of treating the waste water from these processes.

We have developed enzymes that assist in the removal of starch and other fiber surface contaminants from textiles in manufacturing and also enhance desired appearance and physical qualities of the finished fabric. These enzymes are designed to reduce the manufacturing cost and waste associated with the use of harsh chemicals currently used in this process.

•

Cottonase™ for textile fiber cleaning, works under milder conditions to improve fabric quality, reduce chemical and washing costs, and enhance the dyeing process. In laboratory applications testing, fabric treated with Cottonase can be cleaned in less time than fabric treated with conventional methods and still achieve a customer’s color and shade targets when dyed. Milder processing conditions can save time, energy and water, all of which may result in significantly lower processing costs. Improved fabric “feel” can add value for a customer and can result in potentially higher garment sales and a larger market. In laboratory testing, Cottonase outperforms other enzyme products and many commonly used chemical products, which can result in improved effluent cleanliness and reduced environmental cost.

Nutritional Oils

Oils and fats are one of the most abundant and readily available renewable raw materials for use within the food, feed and chemical industries. The fatty acids contained in these lipids are extremely useful precursors for a wide variety of valuable molecules, including animal feed additives, nutritional oils, specialty chemicals and polymers. Current oil processing and oleochemical production processes are generally energy and capital intensive and utilize harsh chemical methods. Major process issues include yield loss, high volume waste streams, high processing costs, and utilization of toxic or environmentally harmful chemicals and solvents. Further, these chemical processes do not allow access to the full value of the feedstock because the processes lack selectivity and control of the fatty acid structure and functionality.

Despite the shortfalls associated with the current chemical processes, biological processes have not been extensively considered due in large part to the weak performance of alternative bioprocesses. Nevertheless, we believe significant opportunities exist to reduce processing costs and enable the utilization of low cost raw materials for higher value chemicals and materials if these limitations can be overcome.

We intend to develop superior enzymes to be employed in both commodity oils processing and also in specialty products such as margarines, cooking oils and lubricants. Our enzymes will be directed to increasing process efficiency and improving product qualities, such as reducing the cholesterol-causing components in margarine and cooking oils and improving the heat stability of lubricants. The first of such enzymes in development is DVSA 107, a novel oil processing enzyme that has passed preliminary safety tests and is expected to launch in 2006. DVSA 107 is expected to minimize chemical usage, improves operating efficiency and reduces waste.

Agricultural Product Development with Syngenta

The primary focus of our Syngenta relationship is to develop differentiated microbial and transgenic products in the animal feed and crop processing markets. Such products include animal feed enzymes and nutritional additives, genes for high value input and output traits in selected crops. Additionally, we are mutually exploring longer term opportunities in biopharma, such as developing monoclonal antibodies to be expressed in plants at reduced costs versus conventional mammalian production systems. We estimate that the animal feed market is greater than $40 billion and that the crop protection, seeds and plant traits product markets exceed $50 billion.

Our focus in animal feed is to improve animal nutrition, digestibility, and productivity, and to reduce environmental waste. In crop processing, we are targeting high value growth opportunities in corn, soy and cereals for animal and human nutrition. We are combining development of near-term enzyme products manufactured via fermentation with Syngenta’s longer term, lower cost transgenic production methods to generate a robust pipeline of sustainable, high value agriculture and animal feed products.

Chemical Product Development Collaborations

We are developing enzymes to aid in the manufacture of both fine and high-performance chemicals. These enzymes are used to create manufacturing efficiencies, reduce production costs, and accelerate the generation of new chemical products and processes. Today, we are well positioned to become a leading provider of integrated biological solutions and services to the chemical and pharmaceutical industries through strategic alliances and internal product development. We have established collaborative agreements with BASF, Bayer Animal Health, The Dow Chemical Company, DSM Pharma Products, DuPont Biomaterials, Givaudan Flavors Corporation and PetroStar. We have also licensed biocatalysts and processes to The Dow Chemical Company and BASF. We expect to continue to establish strong collaborative relationships for the development of products for chemical and industrial applications. We have the ability to discover and improve biocatalysts that can provide economical and more effective alternatives to existing chemical routes. These enzymes can improve performance, reduce production costs, and eliminate waste by-products associated with manufacturing to address opportunities in the pharmaceutical manufacturing industry, and specifically in the production of chiral intermediates. We believe these chirally pure chemicals are preferred by the pharmaceutical industry because they may provide lower toxicity, higher efficacy, lower manufacturing costs, and patent life extensions.

Traditional Approaches and Their Limitations

Biochemical science has characterized more than 3,000 enzymes. However, nearly all came from organisms that were cultured in the laboratory. Science has characterized enzymes from only a small percentage of the billions of species believed to exist. The reasons for this include:

•	Less than 1% of microbial species will grow under standard laboratory conditions;

•	Enzymes and other bioactive molecules may only be produced at specific times during growth or under specific conditions not present in the lab;

•	Even when enzymes are found, recovery of the corresponding genes can be difficult.

Accordingly, biodiversity remains largely untapped.

Once an enzyme or small molecule of interest is discovered, the genetic sequence of the gene or genes encoding it can be studied, and genetic variation can be introduced in an attempt to modify its function through a process of test tube evolution. Genetic variation is generated predominantly by two methods: mutation and recombination. Mutation is the introduction of changes into a gene. Mutation can be achieved by several methods, including forcing the DNA to replicate in a manner that intentionally causes random changes. Mutagenesis has been achieved by randomly introducing single nucleotide changes into a gene in an attempt to alter a single amino acid within the corresponding protein. Random methods have deficiencies that make it virtually impossible to generate all 19 possible amino acid changes at each position within the protein. The best method to generate all amino acid changes at each site requires multiple, appropriately positioned DNA base changes (non-random methods). Historically, on average, three or fewer changes are explored due to deficiencies in mutation and sampling methods. Recombination, or shuffling, the other method for producing genetic variation, is the mixing of two or more related genes to form hybrids. However, the generation of improved variants has, to date, been inefficient and laborious, or has allowed only closely related genes to be recombined.

Once a desired gene is found and optimized, commercial production requires insertion of the gene into a production system or host. Almost all of the current commercial enzymes used in industrial applications today were derived from cultured microorganisms and produced in these or similar organisms referred to as homologous expression. However, genes encoding unique biomolecules may not be able to be expressed and commercially produced in traditional systems. Thus, traditional methods present both the problem of novel biomolecule identification and the challenge of commercial production of any identified biomolecules.

Technology Advantages in Developing Enzyme Products

Our technologies make possible the discovery and optimization of novel gene-based products for pharmaceutical, agricultural, chemical, and industrial applications. We have developed proprietary genomic methodologies and technologies to tap the commercial potential of uncultured microorganisms, which make up more than 99% of the Earth’s genetic diversity. We are able to identify product candidates efficiently utilizing our patented and proprietary ultra high-throughput screening technologies, which are capable of screening more than one billion genes per day.

We also have the ability to selectively apply multiple evolution technologies for optimizing both environmentally derived genes and human genes. We believe the combination of our two methods is unique in the industry and provides us with a significant competitive advantage. Our Gene Site Saturation Mutagenesis™ (GSSM™) technology is a powerful, comprehensive point mutagenesis system for making all 19 amino acids changes at each position in the protein, which is designed to optimize characteristics such as enzyme stability or binding affinity.

We use an important complementary technology, Tunable GeneReassembly™, to synthesize DNA fragments and reassemble them to create novel genes. This proprietary, next-generation method is superior to other existing technologies in that it does not require highly-related gene sequences and it allows controlled reassembly of genes and gene pathways to create significant improvements in product performance. These patented technologies represent powerful and complementary tools to overcome many existing product development barriers.

Today, we are the only company applying all of these capabilities to directly extract and optimize novel and potentially commercially valuable genes and gene pathways for applications across our target markets.

Market Opportunities and Product Development—Pharmaceutical Programs

Our two pharmaceutical programs are focused on developing novel, more effective drug therapies. Our small molecule discovery program is aimed at discovering drugs from microbial (e.g., bacterial and fungal) gene pathways. Our protein therapeutics/antibody program includes our antibody optimization program, in which we evolve existing antibodies with the goal of enhancing activity, reducing side effects, and extending patent life, and our de novo human antibody program, which is directed to generating novel antibodies using our screening and evolution technologies. Today, we have ongoing programs in anti-bacterial and anti-fungal drug discovery and intend to increase our discovery and development collaborations in other therapeutic areas such as cancer and inflammation.

Additionally, we continue to evaluate acquisition opportunities that represent a strategic fit to our focus on anti-infectives or would allow us to expand our capabilities further downstream in the drug development process. In July 2003, we acquired an antifungal program consisting of preclinical compounds from GlaxoSmithKline. We will continue to selectively build our pharmaceutical team with pre-clinical, clinical, and regulatory expertise as we move further downstream in the drug development process. We expect the establishment of our clinical infrastructure to also support and accelerate our developing pipeline of candidates from our antibody platform and small molecule discovery programs.

The Anti-Infective Market Opportunity

According to recent data provided by the U.S. Centers for Disease Control and Prevention, hospital-acquired infections in the U.S. affect approximately two million people annually at an estimated cost of $17 to $29 billion. While overall per capita mortality rates in the U.S. population have declined over the last decade, mortality due to infectious disease has increased by 58%, making infectious disease the third leading cause of death in the U.S. The risk of infection is particularly acute among patients in intensive care units, those with indwelling catheters, and those with weakened immune systems due to age, cancer-associated chemotherapy, or AIDS, and with immune systems suppressed for bone marrow or organ transplantation.

There are a number of unmet medical needs in the antibacterial and antifungal area. Although increased resistance to existing therapies has been a driver for the discovery and development of novel anti-infectives, there is also a need for more potent antibacterials and antifungals with improved safety and tolerability, simplified dosage regimens, ease of administration, and cidal, or killing, activity, rather than growth suppression.

We believe that the anti-infective market represents a highly attractive opportunity because:

1.	It is a large market, representing the third largest worldwide pharmaceutical market with 2003 sales of over $30 billion, of which the hospital anti-infective product market totaled approximately $8 billion;

2.	There is a need for new and improved drugs, due to the growing need for safer and more effective treatments and alternative treatments for drug-resistant microorganisms as well as the significant increase in mortality rates associated with serious infectious diseases; and,

3.	There is an effective and well-defined drug development process for anti-infectives, where early testing of compounds either in vitro and / or in vivo is proven to be more predictive than in other therapeutic areas.

The Antifungal Market Opportunity and Trends

The global prescription market for invasive fungal infections is estimated to reach $3.1 billion in 2008. The number of patients suffering from serious fungal infections is on the rise. Patients with impaired immune systems are the most susceptible and undergo significant rates of morbidity and mortality. In 2002, approximately three million of these patients were hospitalized in the U.S., and approximately 25% of them developed serious fungal infections, with mortality rates as high as 50% for Candida infections.

Currently, there are only two classes of antifungal drugs that are widely used to treat serious infections: azoles, such as fluconazole and itraconazole, and polyenes, such as amphotericin B. While azoles are fungistatic (rather than fungicidal) and have caused the development of resistance, polyenes have been associated with severe toxicity side effects. Despite these product limitations, these two classes generated over $1.8 billion in U.S. sales in 2002. There remains a significant need for a broad-spectrum therapy with an improved safety profile to address the high mortality rates associated with invasive fungal infections. Indeed, new products introduced to the market, particularly non-azoles, are growing at a rate of 15% or greater.

There is an emerging new class of antifungals known as echinocandins, whose safety and efficacy profile is improved over azoles and polyenes, but limitations in formulation and high cost make this class more suitable to niche applications such as Aspergillus infections.

Our Sordarins Antifungal Program—a Novel Antifungal for the Treatment of Serious Infections

The Sordarins program, our most advanced pharmaceutical program, is currently in pre-clinical development. We acquired this program in July 2003 from GlaxoSmithKline. As part of the program we acquired an extensive data package encompassing compound collections as well as activity, spectrum, preliminary toxicology, and pharmacological data. We are currently conducting additional pre-clinical activities, which if successfully completed, will lead to our filing an IND application in 2004. We intend to develop Sordarins to treat serious fungal infections, including disseminated and blood stream infections, pulmonary infections and severe infections of the esophagus caused by all species of Candida. Sordarins can also be developed to treat superficial fungal infections with a significant morbidity impact. Sordarins represent a new class of antifungals, and we believe their activity against a broad spectrum of fungi that cause hospital fungal infections, as well as their potency, will position them as a treatment of choice for hospital inpatients afflicted with Candida infection, particularly patients whose immune systems are weakened, such as AIDS patients and patients who have undergone chemotherapy, and high-risk patients, such as surgery or trauma patients.

As compared with current therapies, we believe that Sordarins have a number of advantages including the following:

•	Novel mechanism of action. Sordarins belong to a new class of antifungal drugs that is being developed for human use. They selectively inhibit ribosomal function in fungi which is critical for protein synthesis and, therefore, growth. This mechanism is different from that of azoles, polyenes, and echinocandins. The mechanism of action of Sordarins has advantages, including fungicidal effects and lack of cross-resistance with traditional therapies. Furthermore, it may also allow for synergistic combinations with traditional therapies and may result in better outcomes for patients with infections that are the most difficult to treat.

•	Fungicidal activity. Sordarins kill fungi, and they do so at therapeutic doses. This is an advantage over the widely used azoles, which merely suppress the growth of fungi rather than kill them.

•

Broad activity profile.    Sordarins are very active against fungi that cause more than 90% of hospital fungal infections, including the most relevant species of Candida (i.e., C. albicans, C. glabrata, C. parasilopsis, and C. tropicalis), azole-resistant organisms, and non-Candida causing rare mycoses. It is estimated that over 10% of all invasive mycoses are caused by opportunistic fungal pathogens (e.g., Fusarium, Zygomycetes, and Trichosporon). We believe that compounds with activity against these rare mycoses, in addition to the Candida species, would likely result in an increased use, particularly in hospital settings.

•	IV-to-Oral switch. The high bioavailability shown by Sordarins, together with the flexibility in formulation, indicates that Sordarins may have similar product flexibility to that exhibited by the most successful azoles in the market (i.e., fluconazole) and may have a potential formulation advantage over the echinocandins class because they may allow an IV to oral switch.

We have implemented a comprehensive in vitro and in vivo pharmacological evaluation of several key compounds selected from the broad family of Sordarins obtained as part of the GSK transaction. These evaluations include, but are not limited to, potency against current clinical isolates, pharmacokinetics and oral availability, metabolic stability, as well as other pharmacological effects that may impact the profile of the product. Several lead Sordarins compounds have been identified and are undergoing in vivo evaluation with a particular emphasis on potential drug-drug interactions and therapeutic doses to determine their suitability for advancement into IND-enabling pre-clinical studies.

In anticipation of completing the advanced pre-clinical studies and the entry of a clinical candidate into man, we have completed the fermentation of the Sordarins core structure. These quantities will serve as starting material for the synthesis of the final active pharmaceutical ingredient under controlled manufacturing conditions.

Small Molecule Drug Discovery Program

Today, the majority of pharmaceutical products are derived from natural sources—from traditional opiate-derived painkillers to anticancer agents such as taxol. According to data from IMS Health, sales for all natural product pharmaceuticals derived from microbial sources exceeded $25 billion in 1999. Microbial culturing from soil samples has provided most of the molecular diversity in today’s arsenal of anti-infectives as well as some anti-inflammatory and anti-cancer agents. However, all were derived from microbes that can be easily cultured in a laboratory setting, which represent only a small fraction of total microbial diversity.

Traditional natural product drug discovery efforts that rely on growing native organisms are limited, not only by their inefficiency, but also by a lack of access to genetic diversity. Our proprietary DNA recovery technologies provide access to genetic material from the Earth’s untapped biodiversity. Unlike compounds produced by combinatorial chemistry, compounds produced by microbes are highly evolved for particular biological functions, such as antibiotic activity. We believe that this greatly increases the likelihood of discovering bioactive drugs from environmental samples.

Our small molecule drug discovery program is focused on significantly accelerating the discovery and development of novel, naturally-derived therapeutics by accessing previously untapped microbial diversity using high-throughput culturing and recombinant technologies. We expect this program to provide increased chemical novelty and improved tractability, resulting in a faster process from identification of a hit compound to selection of a lead compound. These technologies allow us to access molecules from previously uncultured organisms, providing novel sources for drug discovery. Our small molecule drug discovery program is based on two unique technology platforms, whose competitive properties can be outlined as follow:

High-Throughput Culturing Platform (HTC)

•	HTC provides access to previously uncultured microorganisms by creating nano-environments similar to those encountered in natural habitats. The specific technology and an extensive report on its findings have been published in the Proceedings of the National Academy of Sciences.

•	Novel isolates can be cultured and assayed for biological activities of interests in a high-throughput manner.

•	The isolates can be investigated for novel chemical structures by using high-throughput mass spectrometry coupled with proprietary software for compound analysis (MQuest). This chemical screening enables us to analyze more of the metabolites within each organism and to identify novel chemistries that may be broadly applicable to all therapeutic areas.

Recombinant Natural Product Platform (RNP)

•	We are able to access genetic diversity from the estimated 99% of microbial organisms that account for the Earth’s untapped diversity.

•	Our patented DNA recovery technologies, together with a suitable expression host enable us to access previously undiscovered pathways from natural microbial sources and to ensure that those compounds we discover can be expressed in sufficient quantities to be exploited further.

•	RNP represents a new paradigm in compound discovery and is a highly complementary approach to HTC. We expect the two approaches to accelerate the hit-to-lead process and enable viable options for commercial production of novel compounds we discover.

To date, our program has produced a number of confirmed broad spectrum hits in the antibacterial / antifungal area. Approximately 4% of these are novel structures, and we are continuing to profile these compounds for spectrum, potency, and selectivity in order to prioritize them for lead optimization by medicinal chemistry and / or biotransformation.

Protein Therapeutics / Antibody Program

The biotherapeutic market encompasses four major classes of compounds—namely, antibodies, cytokines, hormones and enzymes—and each of them have a tremendous potential to improve human health. The worldwide sales of therapeutic proteins are projected to approach $24 billion by 2010, making it the fastest growing segment in the pharmaceutical industry.

Our protein therapeutics / antibody program focuses on the application of our technologies to generate and / or optimize protein therapeutics with the objective of creating superior products. Our technologies are applicable to all four major classes of biotherapeutics with the potential to improve their potency, safety, and convenience, as well as to decrease their manufacturing cost.

We believe that applying our directed evolution technologies to antibodies and protein therapeutics represents an attractive opportunity, because:

•	Biotherapeutics, and in particular antibodies, are an emerging treatment modality that has demonstrated value in treating serious and chronic diseases;

•	Biotherapeutics are suitable for accelerated clinical development, because they potentially present fewer side effects as a result of their high target specificity; and

•	The development of improved versions of marketed biopharmaceuticals and / or clinical candidates for validated targets represents a lower-risk development strategy while still targeting highly profitable markets.

Given the flexibility, comprehensiveness, and controlled nature of our proprietary technology platforms, we are in a unique position to tailor protein therapeutics to the specific needs of the therapeutic indication. For instance, oncology indications require antibodies with a high degree of specificity and the ability to activate the immune system. On the other hand, antibodies (and / or other therapeutic proteins) for the treatment of immunological disorders are required to have a high affinity for their target while maintaining a very good side effect profile. Our technology platforms can be designed to yield antibodies and / or other protein therapeutics with the key properties outlined above.

Furthermore, some of the key issues associated with protein therapeutics are related to their challenges in manufacturability and formulation. Our technology platforms can also potentially address these issues by providing variants that, while maintaining their biological and pharmacological properties, provide better stability and solubility.

Monoclonal Antibody Market

Therapeutic antibodies comprise one of the fastest-growing classes of pharmaceutical products, the market for which has grown at an annual rate of over 20% since 2000 and generated worldwide sales of $4.5 billion in 2002. There are currently 11 therapeutic antibodies on the market and over 300 candidates in various stages of clinical development. Antibodies are mainly applied for serious indications in oncology—with over 50% of antibodies in trials targeting different cancers—and immunology—with up to 38% of candidates addressing immune-related diseases. The use of monoclonal antibodies as an emerging therapeutic modality represents an attractive market opportunity expected to surpass $12 billion in worldwide sales by 2010.

Shortcomings in Current Antibody Generation and - Development

Initially, antibodies were generated using laboratory mice. These murine antibodies were often rejected by patients because they were recognized as foreign proteins, and the patients produced human anti-mouse antibodies, also known as HAMA response. This response reduces the effectiveness of the antibody by neutralizing its activity and clearing the antibody from circulation. HAMA response can also result in significant toxicity with subsequent administration of mouse antibodies.

Subsequent generation of antibodies have been re-engineered in an attempt to address these immunogenic complications, resulting in antibodies that are less mouse-like and more human-like. One such example is chimeric antibodies, which still contain approximately 38% mouse sequences. These antibodies typically still manifested the HAMA responses initially observed in mouse antibodies. Scientists then developed CDR-grafted, or humanized, antibodies in which mouse sequences were minimized to represent less than 10% of the final antibody. This engineering process commonly results in alteration (reduction) of both affinity and, sometimes, specificity of the antibody.

Fully human antibodies represent the latest development in antibody generation. They are currently generated through the use of transgenic mice and phage display. Lines of transgenic mice have been engineered to carry the human germline genes encoding antibodies, but the following issues may be implicated by the generation of human antibodies using transgenic mice:

•	Transgenic mice do not currently harbor the entire human gene repertoire, and therefore the diversity generated is unlikely to fully represent the human immune system. Similarly, B-cells do not express all potential human antibodies.

•	The antibody selection and maturation processes in a biological system may result in fewer therapeutically relevant candidates.

•	From a process perspective, transgenic mice-based antibody generation requires a hybridoma phase that represents a long and inefficient process, and there are very limited opportunities to influence or direct the process, thereby greatly limiting the ability to engineer antibodies.

The other approach to screen for fully human antibodies is based on a phage display platform. It is important to emphasize that phage display is a selection tool only. In this sense, the limitations associated with phage display as a screening tool will bias any antibodies selected in the process. These limitations include those antibodies that can effectively be expressed and displayed, potential conformational changes or distortions associated with the display, and the high frequency of repeated hits identified in any given screen.

Advantages of Our Protein Therapeutics / Antibody Program

The emerging biotherapeutic market, in our view, is transitioning from a first generation of products to next generations, where the ability to engineer and build in desired properties will likely be increasingly demanded and likely to provide products with superior performance.

In this context, we believe that our protein therapeutic / antibody programs offers the following value propositions:

•	Antibodies with Potentially Superior Properties Through Our Antibody Generation And Optimization Capabilities. Directed evolution technologies, when combined, enable antibody generation programs capable of producing all potential antibody combinations naturally produced by the human immune system, opening up the potential for novel therapeutics to refractory targets. The human antibody libraries we have created using our directed evolution technologies are fully synthetic and, as such, designed to incorporate optimal functionality and diversity.

•	Medicinal Evolution of Antibodies / Protein Therapeutics Through Protein Optimization. We employ a robust process that enables the generation of a large number of candidates which can be screened, not only for biological properties, but also for improved process development requirements (i.e., formulation, solubility, and stability). Our antibody generation capability can yield a diverse selection of antibodies that is potentially capable of responding to many disease targets. Our protein optimization technologies can rapidly create large numbers of variants, which can then be the subject of multiple selections for the variant(s) with the optimal characteristics.

•	Broad Intellectual Property Protection. We provide the opportunity to create a broad and encompassing intellectual property position around a given antigen and / or a given antibody by characterizing all potential antibodies naturally produced by the human immune system as well as derivatives with functional properties.

Our Technologies and Advantages

Biodiversity Access

Our discovery program begins with access to biodiversity. Biodiversity can be defined as the total variety of life on earth, including genes, species, ecosystems, and the complex interactions between them. We have collected microbial samples from virtually every type of ecosystem represented on earth, including such environments as geothermal and hydrothermal vents, acidic soils and boiling mud pots, alkaline springs, marine and freshwater sediments, savanna grasslands, rainforests, montane and subalpine landscapes, industrial sites, arctic tundra, and dry Antarctic valleys. We have also sampled microbial communities living in close association with insects, arachnids, and nematodes, as well as the symbionts residing within marine sponges and soft corals. All of our samples from the countries within our biodiversity access network have been acquired through legal agreements that permit broad access to biologically diverse environments within such countries. These agreements are generally with domestic land management agencies and scientific research institutions associated with appropriate government agencies. Our relationships have been founded on the fundamental principles of the Convention on Biological Diversity: (1) conservation of biological diversity; (2) the sustainable use of its resources; and (3) the fair and equitable sharing of the benefits derived from the utilization of genetic resources.

We believe our ability to create expanded libraries using minute samples of genetic material collected from diverse environments is an important factor to our success. Our need to use only small environmental samples results in minimal impact to the surrounding ecosystem, enabling us to enter into formal genetic resource access agreements. To date, we have obtained samples, under legal agreements, from Alaska, Antartica, Australia, Bermuda, Costa Rica, Ghana, Hawaii, Iceland, Indonesia, Kenya, Mexico, the Meadowlands Superfund site, Puerto Rico, Russia, and South Africa. In addition, in 1997, we signed a Cooperative Research and Development

Agreement with Yellowstone National Park, which was the first agreement of its kind for the U.S. National Park Service. We also access marine and terrestrial samples from Antarctica, as well as deep-sea hydrothermal vents off the shores of Costa Rica and the Pacific Northwest. Many of these samples are taken using deep-sea submersibles such as the ALVIN or remotely operated vehicles like the Jason and Ventana.

We intend to enter into additional agreements to further strengthen our biodiversity access program by expanding the network of countries from which we obtain samples. Using our proprietary techniques to recover the genes from these samples, we have constructed our DiverseLibrary collection. We intend to expand this DiverseLibrary collection, which we estimate currently contains the total genomes of millions of unique microorganisms. We are also making a significant effort to expand our collections of multi-gene pathways, our PathwayLibrary collections. We believe that the application of our proprietary technologies to this vast resource of genetic material will provide us with a myriad of product candidates for attractive commercial applications.

Screening

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

In addition to altering single genes using our patented GSSM technique, we use our patented Tunable GeneReassembly technologies for the reassembly of related or unrelated genes from two or more different species or strains. Our Tunable GeneReassembly technologies recombine multiple genes to create a large population of new gene variants. The new genes created by Tunable GeneReassembly are then screened for one or more desired characteristics. This evolutionary process can be repeated on reassembled genes until new genes expressing the desired properties are identified. Tunable GeneReassembly technologies can be used to evolve properties which are coded for by single genes, multiple genes and entire genomes. We have received over 20 patents worldwide for our broad portfolio of proprietary processes for evolution, from gene shuffling based on interrupted DNA synthesis, to Tunable GeneReassembly, GSSM, and a number of additional evolution technologies. Further, this suite of multiple, patented evolution technologies successfully overcomes the limitations of traditional shuffling techniques. For instance, unlike widespread shuffling technologies that require highly related gene sequences to achieve successful recombination, our proprietary Tunable GeneReassembly technology also allows unrelated genes to be combined to maximize evolved improvements.

We believe that the ability to selectively apply our GSSM or Tunable GeneReassembly technologies to optimize proteins provides us with a distinct competitive advantage. GSSM is better suited in some situations, for example, in the optimization of a protein’s stability or its immune response characteristics. With respect to stability, applying GSSM may significantly improve temperature tolerance through combining amino acid alterations at defined positions, while maintaining the protein’s overall characteristics, such as specificity. In one program, we have used this technology to improve enzyme stability by a factor of 30,000. Similarly, adverse immune system responses may be avoided by the incremental changes created by GSSM compared to traditional stochastic methods. In contrast, random shuffling technologies that cause block shifts in DNA structure may be more likely to reduce stability and create undesirable immune response characteristics. Further, when optimizing for activity, expression, and specificity, both GSSM and Tunable GeneReassembly can produce optimal results. Because we have multiple evolution technologies combined with optimal natural enzymes to which we apply these evolution methodologies, we believe that we are well-positioned to provide the best solutions to our customers.

Current Alliances And Other Agreements

Current Alliances

Our strategy includes pursuing strategic alliances with market leaders in our target markets. In exchange for selected rights to future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners’ established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees, and research support payments, as well as milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of any products that result from the alliance. As of January 31, 2004, past and committed future funding from corporate partners totaled approximately $264 million, excluding equity investments and future success-based payments, of which approximately $155 million had been received as of such date.

Collaborative revenue accounted for 86% of total revenue for the year ended December 31, 2003, 96% of total revenue for the year ended December 31, 2002, and 97% of total revenue for the year ended December 31, 2001.

To date, we have entered into the following strategic alliances:

Syngenta

In January 1999, we entered the agricultural biotechnology arena through a strategic alliance with Syngenta Biotechnology, Inc. (formerly Syngenta Agribusiness Biotechnology Research, Inc.), referred to below as Syngenta Biotechnology. This alliance covered a multi-project collaborative research and development agreement to develop products for crop enhancement and improved agronomic performance. Under the terms of the agreement, we utilized our unique discovery and screening technologies to identify and optimize genes and gene pathways for use in transgenic crops. The initial projects focused on new genomic approaches that would provide improved performance and quality traits in crops and enhance production. In conjunction with the transaction, Syngenta Biotechnology purchased 5,555,556 shares of our Series E convertible preferred stock, paid a technology access fee, and provided project research funding to us, for aggregate total proceeds of $12.5 million. We recognized the research payments on a percentage of completion basis as research was performed. We recognized the technology access fee in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, we expanded our collaboration agreement with Syngenta Biotechnology to further develop and optimize novel synthesis routes to crop protection chemicals.

In December 1999, we formed a five-year, renewable strategic alliance with Syngenta Seeds AG, referred to below as Syngenta Seeds. Through a contract joint venture, named Zymetrics, we are pursuing opportunities jointly with Syngenta Seeds in the field of animal feed and agricultural product processing. Both parties share in the management of the venture and fund a portion of its sales and marketing costs. Under the agreement, Syngenta Seeds received exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay us $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and $5.0 million was paid in June 2001. We initially recorded the amount due in June 2001 at its present value on the date of the agreement of $4.0 million. We are recognizing the technology access fee as revenue on a straight-line basis over the term of the agreement. We recognize research funding as the research is performed, and milestone payments are recognized as revenue when earned. We will receive a share of the profits in the form of royalties on any product sales.

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

The purchase price was allocated, based upon a third party valuation, to tangible assets, consisting primarily of computer and lab equipment, and identifiable intangible assets, consisting of acquired in-process research and development, core technology, and the value associated with the research collaboration agreement. The tangible assets are being depreciated over their estimated useful lives of three to five years, the core technology is being amortized over its estimated life of fifteen years, and the value associated with the research collaboration agreement is being amortized over its estimated useful life of seven years. The in-process research and development was recorded as expense upon closing of the transactions.

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

Revenue recognized under all Syngenta agreements was $29.2 million, $13.5 million, and $13.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The Dow Chemical Company

In July 1999, we expanded our existing strategic alliance with The Dow Chemical Company, or Dow, to identify and develop enzymes that could be utilized by Dow to manufacture chemical compounds. In December 2000, we entered into an agreement with Dow to license several enzymes for early stage testing of further application for production of certain chemicals. Under the terms of the agreement, we received license fees and are entitled to receive specified royalties upon commercialization of certain products using the licensed enzymes.

In November 2000, we signed an agreement with Dow’s Custom and Fine Chemicals (formerly Contract Manufacturing Services) business unit to jointly market our respective abilities to pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients, pharmaceutical intermediates, and other fine chemicals. Chiral technologies permit the separation of an active ingredient from its undesired counterpart. This affords lower toxicity, higher efficacy, lower manufacturing costs, and patent life extensions to the pharmaceutical industry. Under the terms of the agreement, we received technology access fees and research and development payments. In October 2002, we announced that we licensed a product for improved enzymatic synthesis of a key pharmaceutical intermediate used in the manufacture of a multi-billion dollar drug to the Pharmaceutical Services business of Dow. We received license fees and are entitled to receive specified royalties on Dow’s sales of the intermediate manufactured using the licensed enzyme.

In June 2000, we formed a 50/50 joint venture with Dow, named Innovase LLC, to develop and commercialize innovative products for the industrial enzyme market segment. Under the various joint venture related agreements, we have received exclusivity fees, technology development fees, and research and development payments. We were also required to fund certain operating expenses of the joint venture, excluding certain expenses for which Dow was responsible under the joint venture agreement.

In December 2003, we signed a definitive agreement with Dow to restructure the Innovase joint venture. Under the terms of the restructuring agreement, rights to all products and product candidates developed by Innovase were conveyed to us, and the companies mutually agreed to terminate all exclusivity and non-competition arrangements for the industrial enzyme fields related to the Innovase joint venture. Dow divested its 50% ownership interest to us and paid us $5.0 million. All joint venture related agreements involving Dow and us were terminated. As a result, Innovase will no longer be accounted for under the equity method of accounting.

Revenue recognized under the Dow agreements was $10.7 million, $16.1 million, and $15.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Glaxo Wellcome, S.A.

In July 2003, we acquired an antifungal program consisting of preclinical Sordarins compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, we issued an aggregate of 806,873 shares of our common stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. Under the terms of the agreement, we received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development, marketing, and distribution. Based upon the closing price of our common stock immediately preceding consummation of the transaction, the fair value of the compounds and lead candidates was $8.7 million. As of the acquisition date, these compounds and lead products had not reached technological feasibility and had no alternative future use. Accordingly, we recorded $8.7 million as a write-off of acquired in-process research and development.

DSM Pharma Chemicals

In December 2003, we entered into a collaborative agreement with DSM Pharma Chemicals to discover and develop biocatalytic solutions designed to simplify and lower the cost of a variety of chemical transformations. Under the terms of the agreement, DSM will identify targeted chemical conversions, we will work to develop appropriate biocatalysts, and DSM will scale-up these processes to manufacture pharmaceutical intermediates and active ingredients. We will receive research payments and are entitled to milestones and royalties on products commercialized by DSM.

Bayer Animal Health

In December 2003, we formed a collaboration with Bayer Animal Health to develop and market products to prevent infectious diseases in fish. Under the agreement, we will collaborate to complete the development and registration of an existing pipeline of microbially-produced vaccines for aquaculture previously developed by a Bayer venture. We will be responsible for developing and manufacturing these microbially-produced vaccine products which will be marketed and distributed by Bayer in designated countries on an exclusive basis.

License Agreements

In addition to our strategic alliances, we have entered into various agreements whereby we have in-licensed patented technologies to supplement our internally developed methods, the most significant of which we have outlined below. The financial impact of these agreements to us is not significant.

In November 1999, we signed a license agreement with Terragen Discovery Inc., or Terragen, under which we and Terragen agreed to cross license certain technologies. Under the terms of the agreement, we made an initial payment of $2.5 million in 1999 and agreed to make annual payments of $100,000 to Terragen to maintain the patent rights over the remaining patent life. We have capitalized the initial payment as an intangible asset, which is being amortized over the sixteen year patent life.

In December 2003, we signed a license and product development agreement with Xoma Ltd. Under the terms of the agreement, we received a license to use Xoma’s antibody expression technology for developing antibody products independently and with collaborators, and an option to a license for the production of antibodies under the Xoma patents. We paid an initial license fee and may be required to pay future milestones and royalties. Under the terms of the development portion of the agreement, we and Xoma will combine our respective capabilities to discover and develop antibodies for autoimmune-related diseases.

Biodiversity Access Agreements

Through formal genetic resource access agreements, we have obtained genetic material from Alaska, Antartica, Australia, Bermuda, Costa Rica, Hawaii, Iceland, Ghana, Indonesia, Kenya, Mexico, Puerto Rico,

Russia, the San Diego Zoological Society, South Africa, and Yellowstone National Park. Pursuant to the terms of these agreements, we have obtained non-exclusive access to collect samples from diverse ecosystems, we own products developed and discoveries made from our use of the samples, and we pay a royalty to the other party on the sale of products derived from the samples. All of these agreements expire in 2007 or earlier, are renewable, and are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending their resolution of collection guidelines. If an access agreement terminates and a new agreement is not established, we will not collect any further materials from the specified location; however, we will retain the right to use any samples we have already collected. The financial impact of these agreements to us is not significant.

Competition

We are a leader in the field of biomolecule discovery and optimization from biodiversity. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of competitors who are competent in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. is involved in accessing organisms from diverse environments. Maxygen, Inc., Evotec, Phylos, and Applied Molecular Evolution, Inc., a subsidiary of Eli Lilly, have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., ArQule, Inc., and Vertex Pharmaceuticals (San Diego) LLC, formerly known as Aurora Biosciences Corporation, a subsidiary of Vertex Pharmaceuticals Inc., perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc. and Medarex, Inc. are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Some of these competitors have significantly greater financial and human resources than we do.

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

Manufacturing Strategy

Our manufacturing strategy is to secure contract manufacturing relationships with qualified third parties possessing sufficient fermentation capacity to meet our commercial production requirements. We add supplemental equipment as required for our specific products, and place our own technical personnel on site at contract manufacturing facilities to plan and supervise our production. Our employees have extensive experience in scale-up and production of fermentation products, including industrial enzymes. We have cleared regulatory requirements for our first commercial enzymes, and are producing these products at commercial scale. We manufacture products for our own sales in addition to products produced under supply agreements for two of our partners. We have our own pilot development facility that is used for developing new products and processes, providing developmental quantities of products for internal and external use, and for producing commercial quantities of smaller-scale specialty products. We will continue to depend on contractual arrangements with third parties to provide the bulk of the capital infrastructure required for large-scale commercial manufacturing.

We do not currently depend on any single supplier for the raw materials necessary for the operation of our business. However, we may become dependent on a single supplier in the future.

Government Regulation

Non-drug Products

Many of our product opportunities, and all of our products to date, have applications other than as regulated drug products. Non-drug biologically derived products are regulated, in the United States, based on their application, by either the United States Food and Drug Administration, or FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and GRAS (Generally Recognized As Safe) substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process, ranging from six months to three years.

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

Drug Products

The development, manufacture, and marketing of drugs are subject to regulation by numerous governmental agencies in the United States and in other countries. The US FDA and comparable regulatory agencies in other countries impose mandatory procedures and standards for the conduct of pre-clinical testing, clinical trials, and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug is likely to take a number of years and involve the expenditure of substantial resources. The steps required by the FDA before new drugs may be marketed in the United States include:

•	pre-clinical studies in in-vitro and relevant animal species describing the toxicity and efficacy of a test article;

•	a description of the process for producing the active pharmaceutical ingredient and manufacture of the drug product with appropriate controls;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, or IND;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

•	submission to the FDA of a new drug application, or NDA; and

•	review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

We are currently conducting pre-clinical studies for multiple compounds. In the United States, pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in pre-clinical testing must comply with FDA regulations regarding good laboratory practices. Pre-clinical testing results are submitted to the FDA as part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials or ultimate approval of an NDA.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. These trials involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA’s good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board, or IRB, at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA’s good manufacturing practices.

Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials are typically to test for safety/adverse effects, dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology. In some studies it may be possible, to gain preliminary evidence regarding efficacy using surrogate markers.

Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range. These studies provide for additional information relating to safety and potential adverse effects in the target patient group.

Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of patients. These trials must be of adequate size and be well-controlled to establish the efficacy and safety to assess the overall risk-benefit ratio of the drug. A detailed description of the research and product development, manufacturing, pre-clinical testing, clinical trials, proposed labeling, and related information are submitted to the FDA in the form of an NDA for approval of the marketing of the drug.

Prior to the commencement of marketing a new drug in other countries, approval by the regulatory agencies in these countries is required. The requirements governing the conduct of clinical trials and product approvals vary from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country has its own procedures and requirements.

To date, we do not have any drug products and have not initiated clinical trials for any compound.

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

As of December 31, 2003, we owned 180 issued patents relating to our technologies, had received notices of allowance with respect to 16 other patent applications and had over 500 patents pending. In addition, as of December 31, 2003, we had in-licensed 148 patents or patent applications that we believe strengthen our patent position.

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

An interference proceeding has recently been declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by another company with allowable claims directed to optimization of immunomodulatory genetic vaccines. The interference was declared in February 2004 and a schedule for the motion phase will be discussed with the Administrative Patent Judge in March 2004. It is too early to assess the respective positions of the parties until the preliminary motions are exchanged.

Employees

As of December 31, 2003, we had 360 full-time employees, 138 of whom hold Ph.D. degrees. Of these employees, 305 were engaged in research and development and 55 were engaged in business development, finance and general administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

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

We have incurred net losses since our inception, including a net loss of approximately $57.7 million for the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $167.1 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for several Innovase product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for 2004 will result from payments from collaborations and grants.

Future revenue from collaborations is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term, and, consequently, we will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones and achieve milestones under them, but we must also develop products or technologies that our we or our partners choose to commercialize and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Because we are an early stage company developing and deploying new technologies, we may not be able to commercialize our technologies or products, which could cause us to be unprofitable or cease operations.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only four products ourselves, Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, and fluorescent proteins, and only three of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, and Zymetrics, Inc., have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with BASF, Bayer Animal Health, The Dow Chemical Company, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG. We have also formed a contract joint venture with Syngenta Seeds AG (named Zymetrics, Inc.). For the year ended December 31, 2003, approximately 60% of our revenue was from affiliates of Syngenta AG. We expect to derive significant future revenue from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

If we are not successful in developing a commercial pharmaceutical product from the antifungal program we recently acquired from Glaxo Wellcome, S.A., some of the anticipated benefits of the acquisition may not be realized.

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

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme, Pyrolase 200 enzyme, and Phyzyme™ XP under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements, and from private lands under individual agreements with private landowners. If our access to materials under biodiversity access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2007 or earlier, are renewable, and are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending the park’s resolution of collection guidelines.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the number of our full-time employees from 279 at December 31, 2002 to 360 at December 31, 2003.

We expect to increase our headcount to meet our strategic objectives. If our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. is involved in accessing organisms from diverse environments for pharmaceutical applications. A number of companies are performing high-throughput screening of molecules. Maxygen, Inc., Applied Molecular Evolution, Inc., a subsidiary of Eli Lilly, and Evotech have alternative evolution technologies. Integrated Genomics, Inc., Myriad Genetics, Inc., ArQule, Inc., and Vertex Pharmaceuticals (San Diego) LLC, formerly known as Aurora Biosciences Corporation, a subsidiary of Vertex Pharmaceuticals Inc., perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International, Inc. are involved in the development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc. and Medarex, Inc. are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

In the United States, products for our target markets are regulated based on their application, by either the Food and Drug Administration, or FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. While substantially all of our projects to date have focused on non-human applications of our technologies and products outside of the FDA’s review, in the future we expect to pursue collaborations for further research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any drug product candidates must also be approved by the regulatory agencies of foreign governments before any product can be sold in those countries. Under current FDA policy, our products, or products of our collaborative partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products. We have not submitted an investigational new drug application for any product candidate, and no drug product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere. The EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA.

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

We currently anticipate that our available cash resources, short-term investments, receivables, and committed funding from collaborative partners will be sufficient to meet our capital requirements for the near-

term. However, we would use a significant amount of our cash to successfully develop a compound into a marketed drug.

Our capital requirements depend on several factors, including:

•	The level of research and development investment required to maintain our technology leadership position;

•	Costs for pre-clinical and clinical development;

•	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products;

•	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel; and

•	Our need to acquire or license complementary technologies or acquire complementary businesses.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended December 31, 2003 was $19.4 million, as compared to $9.1 million for the quarter ended December 31, 2002. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

If revenue declines or does not grow as anticipated due to the expiration of strategic alliance or collaboration agreements, failure to obtain new agreements or grants, lower than expected royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. In addition, we plan to increase operating expenses during 2004. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

If we engage in any acquisitions, we will incur a variety of costs and may potentially face numerous other risks that could adversely affect our business operations.

During 2003, we consummated a series of transactions with Syngenta and TMRI that involved, in part, our acquiring certain property and equipment from TMRI, and we purchased an antifungal program from Glaxo Wellcome, S.A. If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue such a strategy, we could

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

Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, we adopted a share purchase rights plan that has anti-takeover effects. The rights under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board, since the rights may be amended to permit such an acquisition or may be redeemed by us. These provisions in our charter documents, under Delaware law, and in our rights plan could discourage potential takeover attempts and could adversely affect the market price of our common stock. Because of these provisions, our common stockholders might not be able to receive a premium on their investment.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 52.1% of our outstanding common stock as of February 20, 2004. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of February 20, 2004, Syngenta and its affiliates controlled approximately 18.5% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

ITEM 2.     PROPERTIES

Our executive offices and research and development facilities are currently located in adjacent 75,000 and 60,000 square foot buildings in San Diego, California. The facilities are leased through November 2015 and March 2017, respectively. We believe that our facilities are adequate to meet our current requirements.

ITEM 3.     LEGAL PROCEEDINGS

In December 2002, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, captioned Muller v. Diversa Corp., et al., Case No. 02-CV-9699. In the complaint, the plaintiffs allege that we and certain of our officers and directors, and the underwriters (the “Underwriters”) of our initial public offering, or IPO, violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that our registration statement and prospectus prepared in connection with our IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Securities Litigation, Case No. 21 MC 92, in which similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (collectively, the “Issuers”) that conducted IPOs of their common stock in the late 1990s (collectively, the “IPO Cases”). On January 7, 2003, the IPO Case against us was assigned to United States Judge Shira Scheindlin of the Southern District of New York, before whom the IPO Cases have been consolidated for pretrial purposes.

In February 2003, the Court issued a decision denying the motion to dismiss the Sections 11 and 15 claims against us and our officers and directors and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claim against us without leave to amend. The Court similarly dismissed the Sections 10(b) and 20 claims against two of our officers and directors without leave to amend, but denied the motion to dismiss these claims against one officer/director.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would provide for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. The tentative settlement also provides that, in the event that Plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we entered into a non-binding memorandum of understanding reflecting the settlement terms described above. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

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

2003	High	Low
First Quarter	$10.26	$6.39
Second Quarter	11.58	9.00
Third Quarter	12.08	7.40
Fourth Quarter	9.72	6.80

2002	High	Low
First Quarter	$14.65	$9.50
Second Quarter	13.05	9.22
Third Quarter	10.51	6.99
Fourth Quarter	11.90	6.86

As of February 20, 2004, there were approximately 185 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On February 20, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $9.87 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

(b)  The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-92853) relating to our initial public offering of common stock, was February 11, 2000. In addition, in accordance with Rule 462(b) under the Securities Act, we filed a subsequent registration statement on Form S-1

(No. 333-30290) that related to the first registration statement that we had filed for our initial public offering of common stock, and the effective date of that subsequent registration statement was February 14, 2000. Under the two registration statements, we sold a total of 8,337,500 shares of our common stock at a price of $24.00 per share to an underwriting syndicate led by Bear, Stearns & Co. Inc., Chase H&Q, and Deutsche Banc Alex. Brown. Of these 8,337,500 shares, 1,087,500 were issued upon exercise of the underwriters’ over-allotment option. The initial public offering resulted in gross proceeds of $200.1 million, $14.0 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. Net proceeds to us were approximately $184.5 million. From the time of receipt through December 31, 2003, approximately $16.2 million of the net proceeds had been used to purchase property and equipment and approximately $34.3 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this annual report on Form 10-K.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our statements of operations for the years ended December 31, 2003, 2002, and 2001, and with respect to our balance sheets at December 31, 2003 and 2002 are derived from our financial statements that have been audited by Ernst & Young LLP, which are included elsewhere in this report, and are qualified by reference to such financial statements. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000, and 1999 are derived from our audited financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative revenue	$41,980	$30,276	$34,936	$22,883	$9,166
Grant and product revenue	6,979	1,379	1,103	1,418	1,106

Total revenue	48,959	31,655	36,039	24,301	10,272
Operating expenses:
Research and development	73,654	50,162	48,072	26,271	11,261
In-process research and development	19,478	—	—	—	—
Selling, general and administrative	12,181	10,269	10,102	7,094	4,121
Amortization of acquired intangible assets	2,290	156	156	156	14
Non-cash, stock-based compensation	131	701	2,544	9,869	4,110

Total operating expenses	107,734	61,288	60,874	43,390	19,506
Operating loss	(58,775)	(29,633)	(24,835)	(19,089)	(9,234)
Interest and other income, net	1,079	1,646	9,171	11,025	215

Net loss	(57,696)	(27,987)	(15,664)	(8,064)	(9,019)
Dividends payable to preferred stockholders	—	—	—	(310)	(66)
Net loss applicable to common stockholders	$(57,696)	$(27,987)	$(15,664)	$(8,374)	$(9,085)

Net loss per share, basic and diluted	$(1.39)	$(0.79)	$(0.44)	$(0.27)	$(3.86)

Weighted average shares outstanding	41,592	35,650	35,243	30,836	2,353

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$127,483	$163,096	$190,700	$211,256	$5,084
Working capital	104,609	142,394	172,049	199,223	13,902
Total assets	221,323	197,197	227,678	235,261	31,072
Long-term debt, less current portion	10,131	11,884	12,421	8,182	2,677
Redeemable convertible preferred stock	—	—	—	—	48,402
Stockholders’ equity (deficit)	181,443	157,315	183,614	194,074	(42,813)

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

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, (b) small molecules, made by pathways of catalytic proteins, and (c) antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are for the large markets in animal care, fiber processing, nutritional oils, and anti-infective therapies. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Syngenta AG, Dupont, DSM, Medarex, Xoma, GlaxoSmithKline plc, Invitrogen Corporation, and The Dow Chemical Company to share the investment risk and access additional resources to expand our product portfolio.

We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of environmental libraries and human antibody gene libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, optimization based on our gene evolution technologies, and gene expression.

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

In July 2003, we acquired an antifungal program consisting of preclinical compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, we issued an aggregate of 806,873 shares of our common stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. Under the terms of the agreement, we received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development.

In December 2003, we signed a definitive agreement with Dow to restructure the Innovase joint venture. Under the terms of the restructuring agreement, rights to all products and product candidates developed by Innovase were conveyed to us, and the companies mutually agreed to terminate all exclusivity and non-competition arrangements for the industrial enzyme fields related to the Innovase joint venture. Dow divested its 50% ownership interest to us and paid us $5.0 million. All joint venture related agreements involving Dow and us were terminated. As a result, Innovase will no longer be accounted for under the equity method of accounting.

For the year ended December 31, 2003, revenue increased 55% compared to the year ended December 31, 2002. The increase in revenue was primarily due to our latest research collaboration with Sygenta, increased grant revenue, new product sales, and revenue associated with the restructuring of our Innovase joint venture.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of December 31, 2003, we had deferred revenue totaling $11.3 million.

We have incurred net losses since our inception. As of December 31, 2003, our accumulated deficit was $167.1 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenue

Our revenue increased $17.3 million to $49.0 million for the year ended December 31, 2003 from $31.7 million for the year ended December 31, 2002. This increase was due to additional research funding of $11.7 million primarily from our most recent research collaboration with Syngenta and revenue associated with the restructuring of our Innovase joint venture, increased grant revenue of $2.9 million, and new product sales of $2.7 million. Collaborative revenue accounted for 86% of total revenue for the year ended December 31, 2003 and 96% of total revenue for the year ended December 31, 2002.

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

For the year ended December 31, 2003, we estimate that approximately 50% of our research and development expenditures was spent on research activities funded by our collaborators and that 50% was spent on internal product and technology development. Our research and development expenses increased $23.5 million to $73.7 million for the year ended December 31, 2003 from $50.2 million for the year ended December 31, 2002. The increase was primarily due to the following costs:

Personnel Costs.    Costs for research and development personnel for the year ended December 31, 2003 increased by $9.0 million over the year ended December 31, 2002. Our research staff increased from 228 at December 31, 2002 to 305 at December 31, 2003. The increase in staff was primarily due to an additional 71 researchers that we hired from TMRI in conjunction with the February 2003 Syngenta collaboration agreement.

Research Supplies.    Costs for research supplies for the year ended December 31, 2003 increased by $2.3 million compared to the year ended December 31, 2002. The increase was primarily attributable to an increase in the amount of supplies required to support the additional 71 researchers we hired from TMRI in conjunction with the February 2003 Syngenta collaboration agreement.

Facility Costs.     Facility costs for the year ended December 31, 2003 increased $8.5 million over the year ended December 31, 2002. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our headcount growth and our internal product and technology developments, as well as costs related to our second research and development facility, which we began to occupy in April 2002.

Outside Services.    Outside service costs for the year ended December 31, 2003 increased $1.9 million compared to the year ended December 31, 2002. The increase was primarily attributable to pre-clinical development costs incurred as a result of the acquisition of the antifungal program from Glaxo Wellcome S.A. in July 2003.

Research and development expenses for the years ended December 31, 2003 and 2002 are net of non-cash stock-based compensation charges of $38,000 and $0.2 million, respectively.

Write-off of Acquired In-Process Research and Development

For the year ended December 31, 2003, we recorded a write-off of acquired in-process research and development of approximately $19.5 million. Of this amount, $10.8 million related to our February 2003 acquisition of intellectual property rights licenses from Syngenta, and $8.7 million related to the acquisition of an antifungal program from Glaxo Wellcome S.A. in July 2003.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1.9 million to $12.2 million for the year ended December 31, 2003 from $10.3 million for the year ended December 31, 2002. This increase was primarily attributable to headcount related costs to support our growth and professional service costs related to strategic initiatives. Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 are net of non-cash, stock-based compensation charges of $0.1 million and $0.5 million, respectively.

Amortization of Acquired Intangible Assets

For the year ended December 31, 2003, we recorded amortization of acquired intangible assets of approximately $2.3 million, compared to $0.2 million for the year ended December 31, 2002. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

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

For the year ended December 31, 2003, we recorded amortization of deferred compensation of approximately $0.1 million compared to $0.6 million for the year ended December 31, 2002. We also recorded aggregate non-cash compensation charges of $0.1 million for the year ended December 31, 2002 for stock options granted to consultants.

Interest Income, net

Interest income on cash and short-term investments was $3.5 million for the year ended December 31, 2003 compared to $6.5 million for the year ended December 31, 2002. The decrease was primarily due to a decline in short-term interest rates and, to a lesser extent, lower cash balances. Interest expense was $1.4 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

Other Income (Expense), net

We recorded other income of $0.2 million for the year ended December 31, 2003 compared to other expense of $0.8 million for the same period in 2002. Other income in 2003 was as a result of miscellaneous projects undertaken for customers which were not related to our core business. Other expense in 2002 was due to the $0.9 million write-off of our investment in warrants we hold to purchase 58,333 shares of stock of IntraBiotics Pharmaceuticals, Inc., following a 1-for-12 reverse stock split by IntraBiotics, as a result of a significant decline in the market value for IntraBiotics Pharmaceuticals, Inc.’s common stock.

Equity in Loss of Joint Venture

Our subsidiary, Innovase LLC, was formed in June 2000 and was formerly an industrial enzyme joint venture between us and The Dow Chemical Company (“Dow”). Under the terms of the joint venture agreement, we were required to fund certain operating expenses of Innovase LLC. Our share of the net income or loss of Innovase LLC, excluding certain expenses for which Dow was solely responsible under the joint venture agreement, was recorded utilizing the equity method of accounting. We recorded equity in the loss of Innovase LLC in the amount of $1.3 million for the year ended December 31, 2003 compared to $2.5 million for the same period in 2002. The decrease was due to the wind-down of operations for Innovase LLC. In December 2003, we signed a definitive agreement with Dow to restructure the Innovase joint venture. Under the terms of the restructuring agreement, rights to all products and product candidates developed by Innovase were conveyed to us, and the companies mutually agreed to terminate all exclusively and non-competition arrangements for the industrial enzyme fields related to the Innovase joint venture. Dow divested its 50% ownership interest to us and paid us $5.0 million. All joint venture related agreements involving Dow and us were terminated. As a result, Innovase will no longer be accounted for under the equity method of accounting.

Costs related to Zymetrics, Inc., our contract joint venture with Syngenta Seeds AG, are recorded as selling, general and administrative expense as incurred, as we do not have an ownership interest in Zymetrics, Inc.

Provision for Income Taxes

For the years ended December 31, 2003 and 2002, we incurred net operating losses and, accordingly, did not record a provision for income taxes. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $116.2 million, which begin to expire in 2011 unless utilized. Our net operating loss carryforwards for state tax purposes were approximately $71.6 million as of December 31, 2003, which will begin to expire in 2006 unless utilized. We also had federal research credits of approximately $3.8 million which will begin to expire in 2011, California research credits of approximately $2.6 million which will carryover indefinitely, and California manufacturer’s investment credits of approximately $1.4 million which will begin to expire in 2010. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating loss carryforwards and credits prior to utilization.

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

Research and Development Expenses

For the year ended December 31, 2002, we estimate that approximately 50% of our research and development expenditures was spent on research activities funded by our collaborators and that 50% was spent on internal product and technology development. Our research and development expenses increased $2.1 million to $50.2 million for the year ended December 31, 2002 from $48.1 million for the year ended December 31, 2001. The increase was primarily due to the net effect of the following costs:

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

Other Income (Expense), net

We recorded other expense of $0.8 million for the year ended December 31, 2002 compared to other income of $0.5 million for the same period in 2001. The increase in other expense was related to the $0.9 million write-off of our investment in warrants we hold to purchase 58,333 shares of stock of IntraBiotics Pharmaceuticals, Inc. as a result of a significant decline in the market value for IntraBiotics Pharmaceuticals, Inc.’s common stock.

Equity in Loss of Joint Venture

We recorded equity in the loss of Innovase LLC in the amount of $2.5 million for the year ended December 31, 2002 compared to $1.8 million for the same period in 2001. The increase was primarily due to increased marketing and administrative costs incurred by Innovase LLC.

Costs related to Zymetrics, Inc., our contract joint venture with Syngenta Seeds AG, are recorded as selling, general and administrative expense as incurred, as we do not have an ownership interest in Zymetrics, Inc.

Provision for Income Taxes

For the years ended December 31, 2002 and 2001, we incurred net operating losses and, accordingly, did not record a provision for income taxes.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $151.3 million in funding from our inception through December 31, 2003, and are also committed to fund at least an additional $112.6 million through 2010 subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing.

As of December 31, 2003, we had cash, cash equivalents, and short-term investments of approximately $127.5 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2003, we entered into a new equipment financing line of credit with a lender to finance up to $9.8 million in equipment purchases through December 2004. As of December 31, 2003, we had $4.6 million available under the existing arrangement.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V. to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through December 31, 2003, we had incurred costs of approximately $4.0 million for equipment related to the manufacturing agreement. During 2004, we anticipate funding approximately $5.0 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop our pharmaceutical platforms, we will be required to purchase additional capital equipment. During 2004, we anticipate that we will purchase approximately $0.6 million of equipment related to the development of our pharmaceutical platforms.

We currently have 305 researchers working on partnered and internally funded projects. We anticipate the cost of capital equipment required to support the ongoing needs of our existing researchers will be approximately $4.4 million in 2004.

We anticipate funding our capital requirements in 2004 through our existing line of credit, with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $27.2 million for the year ended December 31, 2003 compared to $22.7 million in the year ended December 31, 2002. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $57.7 million, offset by non-cash charges of $36.4 million.

Our investing activities provided cash of $24.9 million for the year ended December 31, 2003 compared to $29.9 million of cash used in the year ended December 31, 2002. Our investing activities consisted primarily of a net decrease in short-term investments of $34.6 million, partially offset by purchases of property and equipment of $9.4 million.

Our financing activities provided cash of $2.7 million for the year ended December 31, 2003 compared to $3.3 million for the year ended December 31, 2002. Our financing activities consisted primarily of borrowings under notes payable of $8.9 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $1.8 million, partially offset by payments on notes payable and capital leases of $7.9 million.

The following table summarizes our contractual obligations at December 31, 2003.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$19,281,000	$9,340,000	$9,117,000	$824,000	$—
Capital lease obligations	703,000	513,000	190,000	—	—
Operating leases	63,686,000	4,723,000	8,947,000	9,573,000	40,443,000
License and research agreements	4,279,000	1,357,000	2,172,000	350,000	400,000

Total Contractual Obligations	$87,949,000	$15,933,000	$20,426,000	$10,747,000	$40,843,000

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of December 31, 2003, we had long-lived assets with a net book value of $84.5 million.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2003, we had $66.9 million in gross deferred tax assets, which were fully offset by a valuation allowance.

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

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that we record costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our operating results or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 was effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our operating results and financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our operating results and financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at December 31, 2003 and 2002 by $0.8 million and $1.4 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Diversa Corporation

We have audited the accompanying balance sheets of Diversa Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversa Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

San Diego, California

January 28, 2004

DIVERSA CORPORATION

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$20,506,000	$20,113,000
Short-term investments	106,977,000	142,983,000
Accounts receivable	5,416,000	2,032,000
Other current assets	1,459,000	782,000

Total current assets	134,358,000	165,910,000
Property and equipment, net	32,123,000	27,427,000
Acquired intangible assets, net	52,406,000	2,018,000
Other assets	2,436,000	1,842,000

Total assets	$221,323,000	$197,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,753,000	$4,133,000
Accrued liabilities	5,829,000	4,397,000
Deferred revenue	11,314,000	7,863,000
Current portion of capital lease obligations	513,000	953,000
Current portion of notes payable	9,340,000	6,170,000

Total current liabilities	29,749,000	23,516,000
Capital lease obligations, less current portion	190,000	703,000
Notes payable, less current portion	9,941,000	11,181,000
Deposit from sublessee	—	270,000
Long-term deferred revenue	—	4,212,000

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock–$0.001 par value; 65,000,000 shares authorized, 43,051,027 and 35,769,455 shares issued and outstanding at December 31, 2003 and 2002, respectively	43,000	36,000
Additional paid-in capital	348,279,000	265,150,000
Deferred compensation	—	(131,000)
Accumulated deficit	(167,072,000)	(109,376,000)
Accumulated other comprehensive income	193,000	1,636,000

Total stockholders’ equity	181,443,000	157,315,000

Total liabilities and stockholders’ equity	$221,323,000	$197,197,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Revenue:
Collaborative	$41,980,000	$30,276,000	$34,936,000
Grant and product	6,979,000	1,379,000	1,103,000

Total revenue	48,959,000	31,655,000	36,039,000
Operating expenses:
Research and development (net of non-cash, stock-based compensation charges of $38,000, $175,000, and $407,000 in 2003, 2002, and 2001, respectively)	73,654,000	50,162,000	48,072,000
Write-off of acquired in-process research and development (Note 3)	19,478,000	—	—
Selling, general and administrative (net of non-cash, stock-based compensation charges of $93,000, $526,000, and $2,137,000 in 2003, 2002, and 2001, respectively)	12,181,000	10,269,000	10,102,000
Amortization of acquired intangible assets	2,290,000	156,000	156,000
Non-cash, stock-based compensation	131,000	701,000	2,544,000

Total operating expenses	107,734,000	61,288,000	60,874,000

Loss from operations	(58,775,000)	(29,633,000)	(24,835,000)
Other income (expense)	227,000	(770,000)	484,000
Equity in loss of joint venture (Note 3)	(1,255,000)	(2,532,000)	(1,839,000)
Interest income	3,541,000	6,459,000	11,697,000
Interest expense	(1,434,000)	(1,511,000)	(1,171,000)

Net loss	$(57,696,000)	$(27,987,000)	$(15,664,000)

Net loss per share, basic and diluted	$(1.39)	$(0.79)	$(0.44)

Shares used in calculating net loss per share, basic and diluted	41,592,000	35,650,000	35,243,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount
Balance at December 31, 2000	34,890,806	35,000	260,929,000	(2,137,000)	(65,725,000)	972,000	194,074,000
Comprehensive income (loss):
Net loss	—	—	—	—	(15,664,000)	—	(15,664,000)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,103,000	1,103,000

Comprehensive loss							(14,561,000)
Issuance of common stock under stock plans	609,996	1,000	1,556,000	—	—	—	1,557,000
Non-cash compensation related to stock options	—	—	1,141,000	—	—	—	1,141,000
Amortization of deferred Compensation	—	—	—	1,403,000	—	—	1,403,000

Balance at December 31, 2001	35,500,802	36,000	263,626,000	(734,000)	(81,389,000)	2,075,000	183,614,000
Comprehensive income (loss):
Net loss	—	—	—	—	(27,987,000)	—	(27,987,000)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(439,000)	(439,000)

Comprehensive loss							(28,426,000)
Issuance of common stock under stock plans	268,653	—	1,426,000	—	—	—	1,426,000
Non-cash compensation related to stock options	—	—	98,000	—	—	—	98,000
Amortization of deferred compensation	—	—	—	603,000	—	—	603,000

Balance at December 31, 2002	35,769,455	$36,000	$265,150,000	$(131,000)	$(109,376,000)	$1,636,000	$157,315,000
Comprehensive income (loss):
Net loss	—	—	—	—	(57,696,000)	—	(57,696,000)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,443,000)	(1,443,000)

Comprehensive loss							(59,139,000)
Issuance of common stock under stock plans	439,716	—	1,758,000	—	—	—	1,758,000
Issuance of common stock in connection with strategic transactions	6,841,856	7,000	81,371,000	—	—	—	81,378,000
Amortization of deferred compensation	—	—	—	131,000	—	—	131,000

Balance at December 31, 2003	43,051,027	$43,000	$348,279,000	$—	$(167,072,000)	$193,000	$181,443,000

See accompanying notes.

DIVERSA CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(57,696,000)	$(27,987,000)	$(15,664,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,823,000	9,131,000	5,976,000
Write-off of acquired in-process research and development	19,478,000	—	—
Non-cash, stock-based compensation	131,000	701,000	2,544,000
Non-cash revenue	—	—	(431,000)
Unrealized loss (gain) on warrants held by the Company	—	883,000	(452,000)
Change in operating assets and liabilities:
Accounts receivable, net	(3,393,000)	916,000	(2,321,000)
Other current assets	(322,000)	639,000	4,388,000
Other assets	(1,561,000)	(635,000)	152,000
Accounts payable	(1,380,000)	(311,000)	2,442,000
Accrued liabilities	1,432,000	(2,650,000)	939,000
Deferred revenue	(761,000)	(3,395,000)	(6,866,000)

Net cash used in operating activities	(27,249,000)	(22,708,000)	(9,293,000)
Investing activities:
Purchases of property and equipment	(9,388,000)	(8,058,000)	(19,260,000)
Purchases of investments	(128,774,000)	(197,936,000)	(78,381,000)
Sales and maturities of investments	163,338,000	175,825,000	107,047,000
Other	(270,000)	270,000	(1,324,000)

Net cash provided by (used in) investing activities	24,907,000	(29,899,000)	8,082,000
Financing activities:
Principal payments on capital leases	(953,000)	(1,032,000)	(819,000)
Proceeds from notes payable	8,858,000	7,392,000	9,455,000
Principal payments on notes payable	(6,928,000)	(4,456,000)	(1,974,000)
Net proceeds from issuance of common stock	1,758,000	1,426,000	1,557,000

Net cash provided by financing activities	2,735,000	3,330,000	8,219,000

Net increase (decrease) in cash and cash equivalents	393,000	(49,277,000)	7,008,000
Cash and cash equivalents at beginning of year	20,113,000	69,390,000	62,382,000

Cash and cash equivalents at end of year	$20,506,000	$20,113,000	$69,390,000

Supplemental disclosure of cash flow information:
Interest paid	$1,416,000	$1,452,000	$1,248,000

See accompanying notes.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

The Company

The Company is a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, (b) small molecules, made by pathways of proteins, and (c) antibodies, which are binding proteins. The Company is directing its integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications.

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

Short-term Investments

Based on the nature of the assets held by the Company and management’s investment strategy, the Company’s investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported as a separate component of comprehensive income. At December 31, 2003, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Short-term investments consist of the following:

	Amortized Cost	Market Value	Unrealized Gain
December 31, 2003
Corporate debt securities	$57,186,000	$57,256,000	$70,000
U.S. Government and agency obligations	49,598,000	49,721,000	123,000

	$106,784,000	$106,977,000	$193,000

	Amortized Cost	Market Value	Unrealized Gain
December 31, 2002
Corporate debt securities	$68,657,000	$69,431,000	$774,000
U.S. Government and agency obligations	72,690,000	73,552,000	862,000

	$141,347,000	$142,983,000	$1,636,000

At December 31, 2003, all of the Company’s investments mature within three years with an average maturity of approximately nine months.

Gross realized gains from the sale of cash equivalents and marketable securities were approximately $913,000, $541,000, and $548,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses from the sale of cash equivalents and marketable securities were approximately $135,000, $155,000 and $19,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

During the years ended December 31, 2003, 2002, and 2001, the Company had collaborative research agreements that accounted for 86%, 96%, and 97%, respectively, of total revenue.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets. For the years ended December 31, 2003, 2002, and 2001, the Company recorded depreciation expense of $12,562,000, $8,975,000, and $5,819,000, respectively.

Acquired Intangible Assets

In accordance with Accounting Principles Board Opinion (“APB”) No. 17, Accounting for Intangible Assets, intangible assets acquired by the Company are recorded at cost and are amortized over their estimated useful life, which ranges from seven to sixteen years. For purposes of evaluating impairment of the acquired intangible assets, the Company compares the carrying values and estimated future cash flows of both the acquired assets

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

and the Company’s internally developed technologies on a combined basis. Acquired intangible assets are presented net of accumulated amortization of $5,006,000 and $482,000 as of December 31, 2003 and 2002, respectively. The estimated annual amortization expense for acquired intangible assets for the five-year period ending December 31, 2008 is approximately $4.5 million, of which approximately $2.2 million will be recorded as a reduction of revenue as it relates to the research collaboration.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2003.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amounts of capital lease obligations and notes payable approximate their respective fair values as they bear terms that are comparable to those available under current market conditions.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and amortized over the life of the project. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. The Company recognizes revenue only on payments that are non-refundable and defers recognition until performance obligations have been completed.

Research and Development

Research and development expenses, including direct and allocated expenses, consist of independent research and development costs, as well as costs associated with sponsored research and development. Research and development costs are expensed as incurred.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income Taxes

Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities, as well as the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred income tax expense is generally the net change during the year in the deferred income tax assets and liabilities. Valuation allowances are established unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The effect of tax rate changes is reflected in income tax expense (benefit) during the period in which such changes are enacted. The Company has provided a full valuation allowance against any deferred tax assets.

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For 2003, 2002, and 2001, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.26% to 3.46%, 2.86% to 4.80%, and 3.90% to 4.99%, respectively; dividend yield of 0%; volatility factor of 49% to 65%, 61%, and 73%, respectively; and a weighted-average expected life of the options of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Net loss, as reported	$(57,696)	$(27,987)	$(15,664)
Add: Stock-based compensation expense included in reported net loss	131	701	2,544
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(8,487)	(9,474)	(6,259)

Pro forma net loss	$(66,052)	$(36,760)	$(19,379)

Basic and diluted net loss per share, as reported	$(1.39)	$(0.79)	$(0.44)
Pro forma basic and diluted net loss per share	$(1.59)	$(1.03)	$(0.55)

In connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation, representing the difference between the exercise price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2003, 2002, and 2001, the Company recorded amortization of deferred stock compensation expense of approximately $0.1 million, $0.6 million, and $1.4 million, respectively.

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2003	2002	2001
Net loss applicable to common stockholders	$(57,696,000)	$(27,987,000)	$(15,664,000)
Net loss per share, basic and diluted	$(1.39)	$(0.79)	$(0.44)

Weighted-average shares used in computing net loss per share, basic and diluted	41,592,000	35,650,000	35,243,000

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 8,262,000, 5,248,000, and 5,021,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

Segment Reporting

As of December 31, 2003, the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Effect of New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that the Company record costs associated with exit or disposal activities at their fair values when a liability has been

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact the Company’s operating results or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 was effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s operating results and financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on the Company’s operating results and financial position.

2.    Balance Sheet Details

Accounts receivable consist of the following:

	December 31,
	2003	2002
Trade	$545,000	$142,000
Grants	1,172,000	710,000
Collaborators	3,668,000	1,140,000
Other	31,000	40,000

	$5,416,000	$2,032,000

Property and equipment consist of the following:

	December 31,
	2003	2002
Laboratory equipment	$39,911,000	$26,252,000
Computer equipment	14,272,000	12,723,000
Leasehold improvements	7,110,000	6,142,000
Furniture and fixtures	4,864,000	3,848,000

	66,157,000	48,965,000
Accumulated depreciation and amortization	(34,034,000)	(21,538,000)

	$32,123,000	$27,427,000

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consist of the following:

	December 31,
	2003	2002
Bonuses	$1,907,000	$434,000
Vacation	1,418,000	967,000
Other employee costs	809,000	562,000
Outside services	548,000	355,000
Capital purchases	48,000	925,000
Professional fees	328,000	363,000
Other	771,000	791,000

	$5,829,000	$4,397,000

3.    Significant Strategic Alliances

Syngenta

In January 1999, the Company entered into a strategic alliance with Syngenta Biotechnology, Inc. (formerly Syngenta Agribusiness Biotechnology Research, Inc.) (“Syngenta Biotechnology”). Under the agreement, the Company received research funding from Syngenta Biotechnology to conduct multiple independent research projects with the intention of identifying and developing biomolecules that meet the scientific specifications of Syngenta Biotechnology. In conjunction with the transaction, Syngenta Biotechnology purchased 5,555,556 shares of Series E convertible preferred stock, paid a technology access fee, and provided project research funding to the Company, for aggregate total proceeds of $12.5 million. The Company recognized the research payments on a percentage of completion basis as research was performed. The technology access fee was recognized in 1999, as all the research required under the collaboration was completed by December 31, 1999. During 2000, the Company expanded its collaboration agreement with Syngenta Biotechnology to further develop and optimize novel synthesis routes to crop protection chemicals.

In December 1999, the Company formed a five-year, renewable strategic alliance with Syngenta Seeds AG (“Syngenta Seeds”). Through a contract joint venture, named Zymetrics, Inc., the Company and Syngenta Seeds are jointly pursuing opportunities in the field of animal feed and agricultural product processing. Both parties share in the management of the venture and fund a portion of the sales and marketing costs of this venture. Under the agreement, Syngenta Seeds received exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and $5.0 million was paid in June 2001. The Company initially recorded the amount due in June 2001 at its present value on the date of the agreement of $4.0 million. The technology access fee is being recognized as revenue on a straight-line basis over the term of the agreement. Research funding is recognized as the research is performed, and milestone payments are recognized as revenue when earned. The Company will receive a share of the profits in the form of royalties on any product sales. As the Company does not have an ownership interest in Zymetrics, the Company records expenses associated with the joint venture as a component of selling, general, and administrative expenses as they are incurred.

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

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Upon closing, the Company issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase 1,293,211 shares of common stock at $22.00 per share that is exercisable for ten years starting in 2008. The total value of the acquisition was approximately $74.0 million, including transaction fees. The value of the Company’s shares used in determining the purchase price was $11.44 per share based on the average of the closing prices of its common stock for a range of five trading days—two days prior to, two days subsequent to, and the announcement date for the transactions of December 4, 2002. The value of the warrant issued was determined by a third party valuation. The transaction was accounted for as an asset purchase under accounting principles generally accepted in the United States.

The following table summarizes the estimated fair values and useful lives of the assets acquired as of the acquisition date (in thousands):

	Amount	Estimated Useful Life
Property and equipment	$8,211	3–5 years
In-process research and development	10,766	See below
Identifiable intangible assets:
Core technology	36,632	15 years
Research collaboration	18,250	7 years

Net assets	$73,859

Approximately $10.8 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in February 2003.

Revenue recognized under the Syngenta agreements was $29.2 million, $13.5 million, and $13.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

In November 2000, the Company and Dow, through its Custom and Fine Chemicals (formerly Contract Manufacturing Services) business unit, signed an agreement to jointly market their respective abilities to

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients, pharmaceutical intermediates, and other fine chemicals. Under the terms of the agreement, the Company received technology access fees and research and development payments. In November 2001, the agreement was expanded to identify additional biocatalytic processes to replace traditional and costly multi-step chemical synthesis. In October 2002, the Company announced that it licensed a product for improved enzymatic synthesis of a key pharmaceutical intermediate used in the manufacture of a drug to the Pharmaceutical Services business of Dow. The Company received license fees and is entitled to receive specified royalties on Dow’s sales of the intermediate manufactured using the licensed enzyme.

In June 2000, the Company formed a 50/50 joint venture with Dow, named Innovase LLC (“Innovase”), to develop and commercialize innovative products for certain fields in the industrial enzyme market. Under the various joint venture related agreements, the Company received exclusivity fees, technology development fees, and research and development payments. The Company was amortizing the exclusivity and technology development fees over the period of the agreements. Research funding was recognized as the research was performed. Revenues earned from the exclusivity and technology development fees and from the research activities performed on behalf of Innovase are included in “Collaborative” revenue in the accompanying statements of operations. The Company was also required to fund certain operating expenses of the joint venture. The Company’s share of the net income (loss) of Innovase, excluding certain expenses for which Dow was solely responsible under the joint venture agreement, was recorded utilizing the equity method of accounting and is included in the accompanying statements of operations. For the years ended December 31, 2003, 2002, and 2001, the Company recorded expenses of $1.3 million, $2.5 million and $1.8 million, respectively, related to the Company’s equity in the loss of the joint venture.

In December 2003, the Company and Dow signed a definitive agreement to restructure the Innovase joint venture. Under the terms of the restructuring agreement, rights to all products and product candidates developed in conjunction with Innovase were conveyed to the Company, and the companies mutually agreed to terminate all exclusivity and non-competition arrangements for the industrial enzyme fields related to the Innovase joint venture. Dow divested its 50% ownership in interest to the Company and paid the Company $5.0 million. All joint venture related agreements involving Dow were terminated. As a result, Innovase will no longer be accounted for under the equity method of accounting.

Revenue recognized under the Dow agreements was $10.7 million, $16.1 million, and $15.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

In June 2001, the Company signed a term sheet releasing IntraBiotics from all obligations under the discovery, development and license agreement. Under the term sheet and subsequent definitive release agreement signed in July 2001, IntraBiotics made additional payments totaling $2.5 million to the Company, which were recorded as revenue when received. The Company also received warrants to purchase 58,333 shares of IntraBiotics’s common stock at an exercise price of $24.00 per share, following a 1-for-12 reverse stock split by IntraBiotics. The warrants were exercisable immediately and expire in four years. Upon receipt of the warrants, the Company recorded $431,000 of revenue, which was equal to the estimated fair value of the warrants using

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%; dividend yield of zero; expected volatility factor of 63%; and an expected life of two years. In September 2002, the Company wrote-off its investment in the warrants as a result of a significant decline in the market value for IntraBiotics’s common stock. For the year ended December 31, 2001, the Company recorded $452,000 of other income related to the increase in the fair market value of these warrants. For the year ended December 31, 2002, the Company recorded $883,000 of other expense related to the write-off of the warrants.

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

Glaxo Wellcome, S.A.

In July 2003, the Company acquired an antifungal program consisting of preclinical Sordarins compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, the Company issued an aggregate of 806,873 shares of its common stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. Under the terms of the agreement, the Company received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development. Based upon the closing price of the Company’s common stock immediately preceding consummation of the transaction, the fair value of the compounds and lead candidates was $8.7 million. As of the acquisition date, these compounds and lead products had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded $8.7 million as a write-off of acquired in-process research and development.

Danisco Animal Nutrition

In May 1996, the Company entered into a strategic alliance with Danisco Animal Nutrition (“Danisco”) (formerly Finnfeeds International Ltd) to jointly discover new enzymes for the animal feed market. In December 1998, the Company and Danisco entered into a license agreement to commercialize an enzyme developed under the strategic alliance. Under the terms of the agreement, the Company granted Danisco an exclusive license to manufacture, use and sell the developed enzyme. In consideration for the license, the Company will be paid a royalty on related product sales made by Danisco. In March 2003, the FDA approved Phyzyme™ XP Animal Feed Enzyme, which the Company developed in collaboration with Danisco. Additionally, the Company entered into a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme XP

DSM Pharma Chemicals

In December 2003, the Company entered into a collaborative agreement with DSM Pharma Chemicals to discover and develop biocatalytic solutions designed to simplify and lower the cost of a variety of chemical transformations. Under the terms of the agreement, DSM will identify targeted chemical conversions, the

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company will work to develop appropriate biocatalysts, and DSM will scale-up these processes to manufacture pharmaceutical intermediates and active ingredients. The Company will receive research payments and is entitled to milestones and royalties on products commercialized by DSM.

Bayer Animal Health

In December 2003, the Company formed a collaboration with Bayer Animal Health to develop and market products to prevent infectious diseases in fish. Under the agreement, the Company will collaborate to complete the development and registration of an existing pipeline of microbially-produced vaccines for aquaculture previously developed by a Bayer venture. The Company will be responsible for developing and manufacturing these microbially-produced vaccine products, which will be marketed and distributed by Bayer in designated countries on an exclusive basis.

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

Xoma Ltd.

In December 2003, the Company signed a license and product development agreement with Xoma Ltd. Under the terms of the agreement, the Company received a license to use Xoma’s antibody expression technology for developing antibody products independently and with collaborators, and an option to a license for the production of antibodies under the Xoma patents. The Company paid an initial license fee and may be required to pay future milestones and royalties. Under the terms of the development portion of the agreement, the Company and Xoma will combine their respective capabilities to discover and develop antibodies for autoimmune-related diseases.

Other Agreements

The Company has signed various agreements with research institutions, as well as governmental and commercial entities. Generally, these agreements call for the Company to pay research support, cost reimbursement, and, in some cases, subsequent royalty payments in the event a product is commercialized. The financial impact of these agreements on the Company is not significant.

4.    Notes Payable

The Company has entered into various equipment financing line of credit agreements with lenders to finance equipment purchases. Under the terms of the credit agreements, equipment purchases are structured as notes and are to be repaid over periods ranging from 36 to 48 months at interest rates ranging from 6.99% to 9.35%. The notes are secured by the related equipment. As of December 31, 2003, the Company had $4.6 million available under the existing line of credit.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company’s future minimum principal payments under the equipment financing arrangements are as follows:

Year ending December 31:
2004	$9,340,000
2005	6,265,000
2006	2,852,000
2007	824,000
2008	__
Thereafter	—

19,281,000
Less current portion	(9,340,000)

$9,941,000

5.    Related Party Transactions

In February 2000, the Company initiated a loan program for six employees to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees’ exercise of incentive and non-qualified stock options during 1999. This failure to timely file the Form 83(b) elections exposed the employees to significant personal tax liabilities. To limit the tax exposure, the Company elected to accelerate the vesting of the approximately 207,000 unvested options, and agreed to loan the employees up to $1.6 million in full recourse promissory notes. The acceleration of the unvested options resulted in a non-cash compensation charge to the Company of approximately $4.1 million. Additionally, the Company agreed to directly compensate two individuals a total of approximately $240,000 in cash. As of December 31, 2003 and 2002, the Company had a remaining loan balance of $847,000 and $885,000, respectively, for these employees. The notes bear interest at 4.94%, are due in April 2006, and contain certain mandatory prepayment provisions.

6.    Commitments and Contingencies

Leases

The Company leases office and laboratory space as well as equipment under noncancelable leases as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2004	$566,000	$4,723,000
2005	195,000	4,402,000
2006	—	4,545,000
2007	—	4,710,000
2008	—	4,863,000
Thereafter	—	40,443,000

Total minimum lease payments	761,000	$63,686,000

Amount representing interest	58,000

Present value of minimum capital lease obligations	703,000
Less current portion	(513,000)

Long-term capital lease obligations	$190,000

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2000, the Company relocated its San Diego operations to a 75,000 square foot facility. In April 2002, the Company occupied an additional 66,000 square foot research and development facility located in San Diego. The operating leases for the Company’s two facilities expire in November 2015 and March 2017, respectively.

In March 2002, the Company entered into an agreement to sublease approximately 27,000 square feet of its new facility. The sublease was effective April 1, 2002 with a term of three years. During the years ended December 31, 2003 and 2002, the Company received $268,000 and $608,000, respectively, of rental income under its sublease, which was recorded as a reduction of rent expense. In August 2003, the Company agreed to terminate the sublease agreement.

For the years ended December 31, 2003, 2002, and 2001, rent and administrative service expense under operating leases was approximately $4,549,000, $3,526,000, and $3,290,000, respectively, net of rental income.

Under the terms of the facility operating leases, the Company is required to obtain an irrevocable standby letter of credit from a bank. The amount of the letter of credit is based upon certain financial covenants. As a condition of the letter of credit, the bank requires the Company to invest an equal amount of funds in the form of a 90-day time deposit. As of December 31, 2003, the amount of the letter of credit and related time deposit was $100,000. The letter of credit expires in January 2005 and is automatically renewable.

Equipment acquired under capital leases is included in property and equipment and amounted to $7,207,000 (net of accumulated amortization of $7,042,000 and $6,897,000) as of December 31, 2003 and December 31, 2002. The Company’s capital lease obligations mature at various dates through April 2005, with interest rates ranging from 9.5% to 15.4%.

Litigation

In December 2002, the Company and certain of the Company’s officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, captioned Muller v. Diversa Corp., et al., Case No. 02-CV-9699. In the complaint, the plaintiffs allege that the Company and certain of the Company’s officers and directors, and the underwriters (the “Underwriters”) of the Company’s initial public offering, or IPO, violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that the Company’s registration statement and prospectus prepared in connection with the Company’s IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Securities Litigation, Case No. 21 MC 92, in which similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (collectively, the “Issuers”) that conducted IPOs of their common stock in the late 1990s (collectively, the “IPO Cases”). On January 7, 2003, the IPO Case against the Company was assigned to United States Judge Shira Scheindlin of the Southern District of New York, before whom the IPO Cases have been consolidated for pretrial purposes.

In February 2003, the Court issued a decision denying the motion to dismiss the Sections 11 and 15 claims against the Company and the Company’s officers and directors and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claim against the Company without leave to amend. The Court similarly dismissed the Sections 10(b) and 20 claims against two of the Company’s officers and directors without leave to amend, but denied the motion to dismiss these claims against one officer/director.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would provide for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. The tentative settlement also provides that, in the event that Plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In June 2003, pursuant to the authorization of a special litigation committee of the Company’s Board of Directors, the Company entered into a non-binding memorandum of understanding reflecting the settlement terms described above. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. The Company is currently unable to estimate the ultimate outcome of the possible settlement and therefore, has recorded no liability as of December 31, 2003.

The Company is also, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

7.    Stockholders’ Equity

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

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    Stock Option Plans and Warrants

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2003, a total of 579,000 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan.

1999 Non-Employee Directors Stock Option Plan

In December 1999, the Company adopted the 1999 Non-Employee Directors Stock Option Plan (the “Non-Employee Director Plan”) and reserved a total of 578,000 shares of common stock for issuance thereunder. Each non-employee director who becomes a director of the Company will be automatically granted a non-qualified stock option to purchase 25,000 shares of common stock on the date on which such person first becomes a director. On the day following each annual meeting of stockholders, each non-employee director will automatically be granted a non-qualified option to purchase 25,000 shares of common stock. The exercise price of options under the Non-Employee Director Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Non-Employee Director Plan is ten years. Each grant under the Non-Employee Director Plan will vest in equal monthly installments over three years from the date of grant.

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

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2003, the aggregate number of shares which may be awarded under the 1997 Plan is 12,983,000 with 4,576,000 available for grant.

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

Information with respect to all of the Company’s stock option plans is as follows:

	Shares	Weighted-Average Exercise Price
Balance at December 31, 2000	3,955,000	$9.85
Granted	1,509,000	$13.06
Exercised	(394,000)	$1.68
Cancelled	(91,000)	$19.22

Balance at December 31, 2001	4,979,000	$11.30
Granted	527,000	$10.61
Exercised	(119,000)	$1.67
Cancelled	(181,000)	$18.29

Balance at December 31, 2002	5,206,000	$11.20
Granted	2,077,000	$7.83
Exercised	(194,000)	$1.48
Cancelled	(162,000)	$13.32

Balance at December 31, 2003	6,927,000	$10.42

At December 31, 2003, options to purchase 3,994,000 shares were exercisable, and approximately 4,899,000 shares remain available for grant.

Following is a further breakdown of the options outstanding as of December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$ 0.42—$ 2.02	1,559,000	4.9	$1.12	1,559,000	$1.12
$ 5.76—$ 7.63	1,727,000	9.0	$7.40	57,000	$5.76
$ 7.74—$13.94	1,492,000	8.2	$10.00	777,000	$10.11
$14.35—$88.63	2,149,000	7.2	$19.87	1,601,000	$21.21

$ 0.42—$88.63	6,927,000	7.3	$10.42	3,994,000	$10.99

The weighted-average fair value of options granted during 2003, 2002, and 2001 was $3.48, $4.85, and $9.43, respectively. As of December 31, 2003, 3,773,000 options were vested.

Options Granted to Non-Employees

The Company has granted non-qualified stock options to certain non-employees in connection with consulting agreements. During the years ended December 31, 2002 and 2001, the Company recorded non-cash, stock-based compensation charges of approximately $0.1million and $1.1 million, respectively, relating to these grants.

DIVERSA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 1,293,211 shares of common stock at $22 per share that is exercisable for ten years starting in 2008.

As of December 31, 2003, warrants to purchase 1,335,000 shares of common stock at exercise prices ranging from $0.03 to $38.39 per share were outstanding. Warrants to purchase 42,000 were exercisable as of December 31, 2003. The warrants expire at various dates through 2018.

At December 31, 2003, the Company has reserved shares of common stock for future issuance as follows:

Employee Stock Purchase Plan	579,000
Stock Option Plans	11,826,000
Warrants	1,335,000

13,740,000

9.    Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. During the years ended December 31, 2003, 2002, and 2001, the Company made cash contributions of approximately $679,000, $498,000, and $360,000, respectively.

10.    Income Taxes

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $66.9 million and $41.3 million has been recognized to offset the deferred tax assets at December 31, 2003 and 2002, respectively, as realization of such assets is uncertain.

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$44,779,000	$30,140,000
Federal and state tax credits	6,407,000	4,665,000
Deferred revenue	4,610,000	4,920,000
Depreciation	8,053,000	329,000
Allowance and accrued liabilities	726,000	739,000
Capitalized research and development	2,338,000	469,000
Other, net	—	35,000

Total deferred tax assets	66,913,000	41,297,000
Valuation allowance	(66,913,000)	(41,297,000)

Net deferred tax assets	$—	$—

At December 31, 2003, the Company has federal and California net operating loss carryforwards of approximately $116.2 million and $71.6 million, respectively. The federal net operating loss carryforwards will begin to expire in 2011 unless utilized. The California net operating loss carryforwards will begin to expire in 2006 unless utilized. The Company also has federal research credits of approximately $3.8 million which begin to expire in 2011, California research credits of approximately $2.6 million which will carryover indefinitely, and California manufacturer’s investment credits of approximately $1.4 million which will begin to expire in 2010.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited due to cumulative changes in ownership of more than 50%.

SELECTED QUARTERLY DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2003. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2003 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$19,367	$11,218	$10,363	$8,010
Operating expenses	24,097	31,463	23,307	28,864
Net loss	(4,492)	(19,683)	(12,540)	(20,980)
Basic and diluted net loss per common share	(0.10)	(0.46)	(0.30)	(0.54)

2002 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$9,079	$8,164	$7,224	$7,188
Operating expenses	15,548	15,121	15,460	15,159
Net loss	(6,263)	(6,697)	(8,064)	(6,962)
Basic and diluted net loss per common share	(0.18)	(0.19)	(0.23)	(0.20)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions of “Election of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting of stockholders.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” (through and including the information under the caption “Executive Compensation—Employment Agreements”) and “Report of the Compensation Committee of the Board of Directors on Executive Compensation—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” contained in the proxy statement for our 2004 annual meeting of stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Auditors’ Fees” contained in the proxy statement for our 2004 annual meeting of stockholders.

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

(a)(3)  Index to Exhibits – See (c) below.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on October 23, 2003 to file as an exhibit the Company’s press release announcing financial results for the quarter ended September 30, 2003 pursuant to “Item 12. Results of Operations and Financial Condition” of Form 8-K in accordance with SEC Release Nos. 33-8216 and 34-47583.

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

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(12)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.5	Warrant issued by the Company to Syngenta Participations AG.(11)

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(11)

Exhibit Number		Description of Exhibit

4.7	†	Registration Rights Agreement dated as of July 18, 2003 by and between Glaxo Group Limited and Diversa Corporation.(13)

10.1		Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(4)

10.2	*	1994 Employee Incentive and Non-Qualified Stock Option Plan, as amended.(4)

10.3	*	Form of Stock Option Agreement under the 1994 Employee Incentive and Non-Qualified Stock Option Plan.(4)

10.4	*	1997 Equity Incentive Plan.(10)

10.5	*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan.(4)

10.6	*	1999 Non-Employee Directors’ Stock Option Plan.(4)

10.7	*	Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors’ Stock Option Plan.(4)

10.8*		1999 Employee Stock Purchase Plan.(4)

10.9	†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(4)

10.10		Form of Warrant Agreement to purchase Series A Preferred Stock (with schedule of holders attached).(4)

10.11		Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

10.12		Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)

10.13		Multi-Tenant Office R&D Building Lease by and between the Company and Sycamore/San Diego Investors, dated September 24, 1996.(4)

10.14		Master Lease Agreement by and between the Transamerica Business Credit Corporation and the Company, dated April 4, 1997.(4)

10.15	†	License Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1997 and July 22, 1997.(4)

10.16	†	Collaborative Research Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1999 and July 22, 1999.(4)

10.17	†	License Agreement by and between the Company and Finnfeeds International Limited, dated December 1, 1998.(4)

10.18	†	Collaboration Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999, as amended.(4)

10.19	†	Stock Purchase Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999.(4)

10.20	†	Collaboration Agreement by and between the Company and Rhone-Poulenc Animal Nutrition S.A., dated June 28, 1999.(4)

10.21	†	License Agreement by and between the Company and Invitrogen Corporation, dated March 29, 1999.(4)

10.22	†	License Agreement by and between the Company and Mycogen Corporation, dated December 1997, as amended on March 6, 1998 and December 19, 1997.(4)

10.23	†	Patent Cross-License Agreement by and between the Company and Terragen Discovery Inc., dated November 18, 1999.(4)

Exhibit Number		Description of Exhibit

10.24	†	Joint Venture Agreement by and between the Company and Novartis Seeds AG, dated December 1, 1999.(4)

10.25	†	Research Lease by and between the Company and One Cell Systems, Inc., dated February 16, 1999.(4)

10.26	†	Research and Development Agreement by and between the Company and Novartis Enzymes, Inc., dated December 1, 1999.(4)

10.27	*	Employment Offer Letter to Patrick Simms, dated February 3, 1997.(4)

10.28	*	Employment Offer Letter to Jay Short, dated August 30, 1994.(4)

10.29	*	Employment Offer Letter to Karin Eastham, dated April 2, 1999.(4)

10.30	*	Employment Offer Letter to William H. Baum, dated July 31, 1997.(4)

10.31	*	Separation Agreement by and between the Company and Terrance J. Bruggeman, effective as of April 12, 1999.(4)

10.32	*	Separation Agreement by and between the Company and Kathleen H. Van Sleen, effective as of May 10, 1999.(4)

10.33	*	Letter Agreement by and between the Company and Jay M. Short, Ph.D., dated June 25, 1998.(4)

10.34		Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.35		Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.36	†	Limited Liability Company Agreement of New Venture LLC, dated June 29, 2000(5)

10.37	†	Industrial Enzymes Research Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

10.38	†	Industrial Enzyme License Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)

10.39	†	Addendum to the “Collaboration Agreement” between Novartis Agribusiness Biotechnology Research, Inc. and the Company, dated September 1, 2000.(6)

10.40	†	Master Collaboration Agreement by and between the Company and The Dow Chemical Company, effective as of September 30, 2000.(7)

10.41	†	Project Agreement by and between The Dow Chemical Company and the Company, effective as of September 30, 2000.(7)

10.42	†	Collaboration Agreement by and between the Company, Glaxo Research and Development Limited, and Glaxo Group Limited, made as of December 8, 2000.(7)

10.43	†	Drug Discovery, Development, and License Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated January 6, 2001.(8)

10.44	†	Release Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated July 27, 2001.(9)

10.45	†	Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between the Company and Syngenta Participations AG. (11)

10.46		Intellectual Property Rights License dated as of December 3, 2002 between the Company and Syngenta Participations AG. (11)

10.47	†	Asset Sale Agreement made as of July 18, 2003 by and between Glaxo Wellcome, S.A. and the Company.(13)

Exhibit Number		Description of Exhibit

10.48	†	License Agreement dated December 29, 2003 by and between Xoma Ireland Limited and the Company. (14)

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney. Reference is made to page 69.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).
(1)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 16, 1999, as amended, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.
(10)	Filed as part of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-29173) filed on April 6, 2001, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004, and incorporated herein by reference.
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

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

Date: March 12, 2004

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

Signatures	Title	Date

/s/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	President, Chief Executive Officer, Chief Technology Officer, and Director (Principal Executive Officer)	March 12, 2004

/s/ KARIN EASTHAM Karin Eastham	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ JAMES H. CAVANAUGH, PH.D. James H. Cavanaugh, Ph.D.	Director	March 12, 2004

/s/ WAYNE T. HOCKMEYER, PH.D. Wayne T. Hockmeyer, Ph.D.	Director	March 12, 2004

Peter Johnson	Director

Signatures	Title	Date

/s/ DONALD D. JOHNSTON Donald D. Johnston	Director	March 12, 2004

/s/ MARK LESCHLY Mark Leschly	Director	March 12, 2004

Melvin I. Simon, Ph.D.	Director

Cheryl Wenzinger	Director