Form 10-Q
period 2004-03-31
DIVERSA CORP
filed 2004-05-06
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

The number of shares of the Registrant’s Common Stock outstanding as of April 20, 2004 was 43,261,746.

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVERSA CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	MARCH 31, 2004	DECEMBER 31, 2003
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$22,714	$20,506
Short-term investments	93,685	106,977
Accounts receivable	3,185	5,416
Other current assets	3,061	1,459

Total current assets	122,645	134,358
Property and equipment, net	30,939	32,123
Acquired intangible assets, net	51,105	52,406
Other assets	2,856	2,436

Total assets	$207,545	$221,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,516	$2,753
Accrued liabilities	3,745	5,829
Deferred revenue	10,282	11,314
Current portion of capital lease obligations	485	513
Current portion of notes payable	9,655	9,340

Total current liabilities	25,683	29,749
Capital lease obligations, less current portion	81	190
Notes payable, less current portion	9,216	9,941

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized, 43,261,746 and 43,051,027 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	43	43
Additional paid-in capital	349,537	348,279
Accumulated deficit	(177,226)	(167,072)
Accumulated other comprehensive income	211	193

Total stockholders’ equity	172,565	181,443

Total liabilities and stockholders’ equity	$207,545	$221,323

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenue:
Collaborative	$8,787	$7,291
Grant	2,199	483
Product-related	811	236

Total revenue	11,797	8,010

Operating costs and expenses:
Cost of goods sold	558	125
Research and development	17,676	14,843
Write-off of acquired in-process research and development	—	10,758
Selling, general and administrative	3,228	2,771
Amortization of acquired intangible assets	650	300
Non-cash, stock-based compensation	—	67

Total operating expenses	22,112	28,864

Loss from operations	(10,315)	(20,854)

Interest and other income, net	160	704
Equity in loss of joint venture	—	(830)

Net loss	$(10,155)	$(20,980)

Net loss per share, basic and diluted	$(0.24)	$(0.54)

Weighted average shares used in calculating basic and diluted net loss per share	43,123	38,559

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH
	2004	2003
Operating activities:
Net loss	$(10,155)	$(20,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,528	3,014
Non-cash, stock based compensation charges	—	67
Write-off of acquired in-process research and development	—	10,758
Changes in operating assets and liabilities:
Accounts receivable	2,231	1,220
Other assets	(2,022)	(1,447)
Accounts payable and accrued expenses	(3,321)	(3,422)
Deferred revenue	(1,032)	3,708

Net cash used in operating activities	(9,771)	(7,082)

Investing activities:
Purchases of short-term investments	(21,196)	(29,771)
Sales and maturities of short-term investments	34,505	33,548
Purchases of property and equipment	(2,041)	(1,426)

Net cash provided by investing activities	11,268	2,351

Financing activities:
Net proceeds from issuance of common stock	1,258	673
Principal payments on capital leases	(137)	(258)
Principal payments on notes payable	(2,233)	(1,465)
Advances under notes payable	1,823	1,433

Net cash provided by financing activities	711	383

Net increase (decrease) in cash and cash equivalents	2,208	(4,348)
Cash and cash equivalents at beginning of period	20,506	20,113

Cash and cash equivalents at end of period	$22,714	$15,765

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

3. Revenue Recognition

Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and amortized over the life of the project. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. Product-related revenue includes product sales, manufacturing revenue, milestone payments related to commercialization of products, and royalties and profit sharing related to sales of products. The Company recognizes revenue only on payments that are non-refundable and defers recognition until performance obligations have been completed.

During the quarters ended March 31, 2004 and 2003, the Company had collaborative research agreements that accounted for 74% and 91%, respectively, of total revenue. Additionally, during the quarters ended March 31, 2004 and 2003, one collaborator accounted for 66% and 60%, respectively, of total revenue.

4. Computation of Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2004	2003
Net loss	$(10,155)	$(20,980)
Net loss per share, basic and diluted	$(0.24)	$(0.54)
Weighted average shares used in computing basic and diluted net loss per share	43,123	38,559

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

5. Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive income (loss) in its statements of stockholders’ equity.

For the three months ended March 31, 2004 and 2003, the comprehensive loss consisted of:

(in thousands)	2004	2003
Net loss	$(10,155)	$(20,980)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	18	(184)

Comprehensive loss	$(10,137)	$(21,164)

6. Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended March 31, 2004 and 2003, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.65% to 3.03% and 2.66% to 3.11%, respectively; dividend yield of 0%; volatility factor of 71% and 61%, respectively; and a weighted-average expected life of the options of 2.9 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Net loss, as reported	$(10,155)	$(20,980)
Add: Stock-based employee compensation expense included in reported net loss	—	67
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,169)	(1,892)

Pro forma net loss	(13,324)	(22,805)

Basic and diluted net loss per share, as reported	$(0.24)	$(0.54)

Pro forma basic and diluted net loss per share	$(0.31)	$(0.59)

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

The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business set forth in the section of this report entitled “Risk Factors Related to Our Business,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2003, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Related to Our Business,” as well as the audited financial statements and notes thereto contained in such report.

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, (b) small molecules, made by pathways of catalytic proteins, and (c) antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are for the large markets in animal care, fiber processing, nutritional oils, and anti-infective therapies. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Syngenta AG, Bayer Animal Health, Dupont, DSM, Medarex, Xoma, GlaxoSmithKline plc, Invitrogen Corporation, and The Dow Chemical Company to share the investment risk and access additional resources to expand our product portfolio.

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

For the quarter ended March 31, 2004, revenue increased 47% compared to the quarter ended March 31, 2003. This increase was primarily attributable to increased grant revenue, additional research funding from collaborations, and new product-related revenue.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants and expected increases in product sales based upon new product introductions and regulatory approval timelines. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2004, we had deferred revenue totaling $10.3 million.

We have incurred net losses since our inception. As of March 31, 2004, our accumulated deficit was $177.2 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue

Revenue increased $3.8 million to $11.8 million for the quarter ended March 31, 2004 from $8.0 million for the same period in 2003. This increase was primarily due to increased grant revenue, additional research funding from collaborations, and new product-related revenue. Revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants and expected increases in product sales based upon new product introductions and regulatory approval timelines. Revenue from collaborations accounted for 74% and 91% of total revenue for the quarters ended March 31, 2004 and 2003, respectively.

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

For the quarter ended March 31, 2004, we estimate that approximately 60% of our research and development expenditures were related to research activities funded by our collaborators and government grants and that approximately 40% were associated with internal product and technology development. Our research and development expenses increased $2.9 million to $17.7 million for the quarter ended March 31, 2004 from $14.8 million for the quarter ended March 31, 2003. The increase was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the quarter ended March 31, 2004 increased by $1.5 million over the quarter ended March 31, 2003. Our research staff increased from an average of 276 during the quarter ended March 31, 2003 to an average of 304 for the quarter ended March 31, 2004. The increase in research staff was primarily related to us hiring 71 additional researchers from the Torrey Mesa Research Institute in conjunction with the February 2003 Syngenta collaboration.

Outside Services. Costs for outside services for the quarter ended March 31, 2004 increased by $0.5 million over the quarter ended March 31, 2003. The increase was primarily attributable to preclinical development expenses associated with our Sordarins antifungal program.

Research Supplies Costs. Costs for research supplies for the quarter ended March 31, 2004 increased by $0.4 million over the quarter ended March 31, 2003. The increase was primarily attributable to an increase in the amount of supplies required to support the additional 71 researchers we hired from the Torrey Mesa Research Institute in conjunction with the February 2003 Syngenta collaboration.

Facility Costs. Facility costs for the quarter ended March 31, 2004 increased $0.3 million over the quarter ended March 31, 2003. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our additional researchers and internal product and technology development.

Write-off of Acquired In-Process Research and Development

During the quarter ended March 31, 2003, we recorded a write-off of acquired in-process research and development of approximately $10.8 million related to our February 2003 acquisition of intellectual property rights licenses from Syngenta.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million to $3.2 million for the quarter ended March 31, 2004 from $2.8 million for the same period in 2003. This increase was primarily attributable to headcount costs to support our growth.

Amortization of Acquired Intangible Assets

For the quarter ended March 31, 2004, we recorded amortization of acquired intangible assets of approximately $0.7 million, compared to $0.3 million for the quarter ended March 31, 2003. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Interest and Other Income, Net

Interest and other income, net for the quarter ended March 31, 2004 was $0.2 million, compared to $0.7 million for the same period in 2003. The decrease was primarily due to lower interest income as a result of the maturity of interest-earning investments that were reinvested at the current lower rates, as well as lower cash balances.

Equity in Loss of Joint Venture

Our subsidiary, Innovase LLC, was formed in June 2000 and was formerly an industrial enzyme joint venture between us and The Dow Chemical Company (“Dow”). Under the terms of the joint venture agreement, we were required to fund certain operating expenses of Innovase LLC. Our share of the net income or loss of Innovase LLC, excluding certain expenses for which Dow was solely responsible under the joint venture agreement, was recorded utilizing the equity method of accounting. In December 2003, we signed a definitive agreement with Dow to restructure the Innovase joint venture, and all joint venture related agreements involving Dow and us were terminated. As a result, Innovase is no longer accounted for under the equity method of accounting. We recorded equity in the loss of Innovase LLC in the amount of $0.8 million for the quarter ended March 31, 2003.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and funding from grants have provided us with $163.1 million in funding from our inception through March 31, 2004, and are also committed to fund at least an additional $105.5 million through 2010, subject to our performance under existing agreements, and excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material impact on our operating results and financial condition.

As of March 31, 2004, we had cash, cash equivalents, and short-term investments of approximately $116.4 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2003, we entered into a new equipment financing line of credit with a lender to finance up to $9.8 million in equipment purchases through December 2004. As of March 31, 2004, we had utilized $7.0 million under the existing arrangement.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V. to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through March 31, 2004, we had incurred costs of approximately $4.4 million for equipment related to the manufacturing agreement. During the remainder of 2004, we anticipate funding approximately $4.6 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop our pharmaceutical platforms, we will be required to purchase additional capital equipment. During the remainder of 2004, we anticipate that we will purchase approximately $0.6 million of equipment related to the development of our pharmaceutical platforms.

We currently have 302 researchers working on partnered and internally funded projects. We anticipate the cost of capital equipment required to support the ongoing needs of our existing researchers will be approximately $4.2 million for the remainder of 2004.

We anticipate funding our capital requirements for the remainder of 2004 with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $9.8 million for the three months ended March 31, 2004. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $10.2 million and payments against liabilities of $3.3 million, offset by non-cash charges of $4.5 million.

Our investing activities provided cash of $11.3 million for the three months ended March 31, 2004. Our investing activities consisted primarily of a net decrease in short-term investments of $13.3 million to fund operations, partially offset by purchases of property and equipment of $2.0 million.

Our financing activities provided cash of $0.7 million for the three months ended March 31, 2004. Our financing activities consisted primarily of borrowings under notes payable of $1.8 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $1.3 million, partially offset by payments on notes payable and capital leases of $2.4 million.

The following table summarizes our contractual obligations at March 31, 2004 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$18,871	$9,655	$8,226	$990	$—
Capital lease obligations	566	485	81	—	—
Operating leases	62,616	4,400	9,061	9,695	39,460
License and research agreements	5,590	1,603	2,698	889	400

Total Contractual Obligations	$87,643	$16,143	$20,066	$11,574	$39,860

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

Revenue Recognition

Revenue from research funding under our collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. Product-related revenue includes product sales, manufacturing revenue, milestone payments related to commercialization of products, and royalties and profit sharing related to sales of products. Revenue from exclusivity fees, technology development fees, research milestone payments, and research activities performed on behalf of our joint ventures is included in “Collaborative” revenue in our Statements of Operations. The percentage of completion basis of accounting requires us to estimate the number of hours remaining to complete each of our research projects under our collaborative agreements. Actual results could differ from those estimates, which may affect the timing of the revenue we record from period to period.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of March 31, 2004, we had long-lived assets with a net book value of $82.0 million.

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

We have incurred net losses since our inception, including a net loss of approximately $10.2 million for the quarter ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $177.2 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for several Innovase product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for 2004 will result from payments from collaborations and grants.

Future revenue from collaborations is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term, and, consequently, we will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones and achieve milestones under them, but we must also develop products or technologies that we or our partners choose to commercialize and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We currently have strategic alliance agreements and/or collaboration agreements with BASF, Bayer Animal Health, The Dow Chemical Company, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, and affiliates of Syngenta AG. We have also formed a contract joint venture with Syngenta Seeds AG (named Zymetrics, Inc.). For the quarter ended March 31, 2004, approximately 66% of our revenue was from affiliates of Syngenta AG. We expect to derive significant future revenue from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

If we are not successful in developing a commercial pharmaceutical product from the antifungal program we acquired from Glaxo Wellcome, S.A. in 2003, some of the anticipated benefits of the acquisition may not be realized.

The process of developing a commercial pharmaceutical product from the antifungal compounds we acquired from Glaxo Wellcome, S.A. in 2003 requires additional preclinical testing and clinical trials, all of which are significantly expensive and time-consuming and may not result in a commercial product. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of any product, including the following:

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

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme, Pyrolase 200 enzyme, Quantum phytase, and Phyzyme™ XP under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements and from private lands under individual agreements with private landowners. If our access to materials under biodiversity access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2007 or earlier, are renewable, and are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending the park’s resolution of collection guidelines.

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

As disclosed in our Form 10-K for the year ended December, 31, 2003, an interference proceeding was recently declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent owned by another company with allowable claims directed to optimization of immunomodulatory genetic vaccines. Other than this interference proceeding, we are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the average number of our full-time employees from 335 during the quarter ended March 31, 2003 to an average of 356 during the quarter ended March 31, 2004. We expect to increase our headcount to meet our strategic objectives. If our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. is involved in accessing organisms from diverse environments for pharmaceutical applications. A number of companies are performing high-throughput screening of molecules. Maxygen, Inc. has alternative evolution technologies. Integrated Genomics, Inc., Myriad Genetics, Inc., ArQule, Inc., and Vertex Pharmaceuticals (San Diego) LLC, formerly known as Aurora Biosciences Corporation, a subsidiary of Vertex Pharmaceuticals Inc., perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International, Inc. are involved in the development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc. and Medarex, Inc. are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

We currently anticipate that our available cash resources, short-term investments, receivables, and committed funding from collaborative partners and government grants will be sufficient to meet our capital requirements for the near-term. However, we would use a significant amount of our cash to successfully develop a compound into a marketed drug.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended March 31, 2004 was $11.8 million, as compared to $8.0 million for the quarter ended March 31, 2003. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	Termination of strategic alliances and collaborations;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	The ability and willingness of strategic partners and collaborators to commercialize, market, and sell royalty-bearing products on expected timelines;

•	Our ability to enter into new agreements with strategic partners and collaborators or to extend the terms of our existing strategic alliance agreements and collaborations, and the terms of any agreement of this type;

•	Our ability to successfully satisfy all pertinent regulatory requirements;

•	Our ability to successfully commercialize products developed independently and the demand for such products; and

•	General and industry specific economic conditions, which may affect our collaborative partners’ research and development expenditures.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 51.8% of our outstanding common stock as of April 20, 2004. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of April 20, 2004, Syngenta and its affiliates controlled approximately 18.4% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including our equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at March 31, 2004 and December 31, 2003 by $0.7 million and $0.8 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.7 million after underwriting discounts and expenses. Of the net offering proceeds, through March 31, 2004, approximately $16.4 million of the net proceeds had been used to purchase property and equipment and approximately $51.9 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference

(b)	We furnished a Current Report on Form 8-K on January 14, 2004 to announce that the Company was updating financial guidance for 2003 and financial guidance estimates for 2004 in connection with its participation in JPMorgan’s Annual Healthcare Conference on Thursday, January 15, 2004 at 10:30 a.m. PDT.

We furnished a Current Report on Form 8-K on February 10, 2004 to furnish as an exhibit the Company’s press release announcing financial results for the quarter and year ended December 31, 2003.

We filed a Current Report on Form 8-K on March 15, 2004 to file as an exhibit a licensing and product development agreement between the Company and XOMA Ireland Limited dated December 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: May 6, 2004	/s/ KARIN EASTHAM
Karin Eastham Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)