Form 10-Q
period 2004-06-30
DIVERSA CORP
filed 2004-08-06
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

The number of shares of the Registrant’s Common Stock outstanding as of July 30, 2004 was 43,439,372.

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVERSA CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	JUNE 30, 2004	DECEMBER 31, 2003
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$24,871	$20,506
Short-term investments	87,199	106,977
Accounts receivable	3,343	5,416
Other current assets	4,139	1,459

Total current assets	119,552	134,358
Property and equipment, net	30,139	32,123
Acquired intangible assets, net	49,804	52,406
Other assets	2,474	2,436

Total assets	$201,969	$221,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,252	$2,753
Accrued liabilities	4,857	5,829
Deferred revenue	9,285	11,314
Current portion of capital lease obligations	445	513
Current portion of notes payable	10,821	9,340

Total current liabilities	26,660	29,749
Capital lease obligations, less current portion	—	190
Notes payable, less current portion	10,822	9,941

Stockholders’ equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 43,388,872 and 43,051,027 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	43	43
Additional paid-in capital	350,030	348,279
Accumulated deficit	(185,244)	(167,072)
Accumulated other comprehensive income (loss)	(342)	193

Total stockholders’ equity	164,487	181,443

Total liabilities and stockholders’ equity	$201,969	$221,323

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Collaborative revenue	$11,013	$9,231	$19,800	$16,522
Grant revenue	2,641	713	4,839	1,197
Product-related revenue	1,067	419	1,879	655

Total revenues	14,721	10,363	26,518	18,374

Expenses:
Cost of goods sold	646	427	1,205	552
Research and development	18,267	19,075	35,943	33,919
Write-off of acquired in-process research and development	—	8	—	10,766
Selling, general and administrative	3,214	3,105	6,440	5,876
Amortization of acquired intangible assets	651	650	1,302	950
Non-cash, stock-based compensation	—	42	—	109

Total operating expenses	22,778	23,307	44,890	52,172

Loss from operations	(8,057)	(12,944)	(18,372)	(33,798)

Interest and other income, net	42	829	202	1,532
Equity in loss of joint venture	—	(425)	—	(1,255)

Net loss	$(8,015)	$(12,540)	$(18,170)	$(33,521)

Basic and diluted net loss per share	$(0.18)	$(0.30)	$(0.42)	$(0.83)

Weighted average shares used in computing basic and diluted net loss per share	43,329	41,988	43,225	40,237

See accompanying notes to condensed financial statements.

DIVERSA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE
	2004	2003
Operating activities:
Net loss	$(18,170)	$(33,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,034	7,331
Non-cash, stock based compensation charges	—	109
Write-off of acquired in-process research and development	—	10,766
Changes in operating assets and liabilities:
Accounts receivable	2,073	(1,407)
Other assets	(2,717)	(2,804)
Accounts payable and accrued expenses	(2,473)	(1,582)
Deferred revenue	(2,030)	4,311

Net cash used in operating activities	(14,283)	(16,797)

Investing activities:
Purchases of short-term investments	(36,184)	(83,612)
Sales and maturities of short-term investments	55,425	95,326
Purchases of property and equipment	(4,448)	(3,577)

Net cash provided by investing activities	14,793	8,137

Financing activities:
Net proceeds from sale of common stock	1,751	847
Principal payments on capital leases	(258)	(522)
Principal payments on notes payable	(4,783)	(3,263)
Advances under notes payable	7,145	2,718

Net cash provided by (used in) financing activities	3,855	(220)

Net increase (decrease) in cash and cash equivalents	4,365	(8,880)
Cash and cash equivalents at beginning of period	20,506	20,113

Cash and cash equivalents at end of period	$24,871	$11,233

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

3. Revenue Recognition

Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and amortized over the life of the project. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. Product-related revenue includes product sales, manufacturing revenue, milestone and license payments related to commercialization of products, and royalties and profit sharing related to sales of products. The Company recognizes revenue only on payments that are non-refundable and defers recognition until performance obligations have been completed.

During the six months ended June 30, 2004 and 2003, the Company had collaborative research agreements that accounted for 75% and 90%, respectively, of total revenue. Additionally, during the six months ended June 30, 2004 and 2003, one collaborator accounted for 67% and 68%, respectively, of total revenue.

4. Computation of Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net loss	$(8,015)	$(12,540)	$(18,170)	$(33,521)
Net loss per share, basic and diluted	$(0.18)	$(0.30)	$(0.42)	$(0.83)
Weighted average shares used in computing basic and diluted net loss per share	43,329	41,988	43,225	40,237

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

For the three and six months ended June 30, 2004 and 2003, the comprehensive loss consisted of:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net loss	$(8,015)	$(12,540)	$(18,170)	$(33,521)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(553)	(469)	(535)	(653)

Comprehensive loss	$(8,568)	$(13,009)	$(18,705)	$(34,174)

6. Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended June 30, 2004 and 2003, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.39% to 3.96% and 2.26% to 2.95%, respectively; dividend yield of 0%; volatility factor of 57% and 49%, respectively; and a weighted-average expected life of the options of 3.1 years. For the six months ended June 30, 2004 and 2003, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.65% to 3.96% and 2.26% to 3.07%, respectively; dividend yield of 0%; volatility factor of 64% and 61% respectively; and a weighted-average expected life of the options of 2.9 years and 3.4 years, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net loss, as reported	$(8,015)	$(12,540)	$(18,170)	$(33,521)
Add: Stock-based employee compensation expense included in reported net loss	—	42	—	109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,275)	(2,355)	(5,445)	(4,403)

Pro forma net loss	$(10,290)	$(14,853)	$(23,615)	$(37,815)

Basic and diluted net loss per share, as reported	$(0.18)	$(0.30)	$(0.42)	$(0.83)
Pro forma basic and diluted net loss per share	$(0.24)	$(0.35)	$(0.55)	$(0.94)

7. Stockholders’ Equity

In May 2004, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock from 65,000,000 to 90,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates and the related markets for our products, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated product launches, and the development or availability of competitive products or technologies as well as other risks and uncertainties identified below and in the section of this report entitled “Risk Factors Related to Our Business” and in our other publicly available documents. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

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

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, (b) small molecules, made by pathways of catalytic proteins, and (c) antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with pharmaceutical applications, such as monoclonal antibodies and orally active drugs, as well as enzymes and small molecules with agricultural, chemical, and industrial applications. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are for the large markets in animal care, fiber processing, nutritional oils, and anti-infective therapies. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Amgen, BASF, Bayer Animal Health, The Dow Chemical Company, DSM Pharma Chemicals, Dupont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, Medarex, and Xoma. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company.

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

For the quarter ended June 30, 2004, revenue increased 42% compared to the quarter ended June 30, 2003. This increase was primarily attributable to additional research funding from collaborations, increased grant revenue, new product-related revenue, and milestones earned under our collaboration with Syngenta.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants, regulatory approval timelines for new products, and an expected increase in product-related revenue based upon new product introductions. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2004, we had deferred revenue totaling $9.3 million.

We have incurred net losses since our inception. As of June 30, 2004, our accumulated deficit was $185.2 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue

Revenue increased $4.3 million to $14.7 million for the quarter ended June, 2004 from $10.4 million for the same period in 2003. This increase was primarily attributable to additional research funding from collaborations, increased grant revenue, new product-related revenue, and milestones earned under our collaboration with Syngenta. Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants, regulatory approval timelines for new products, and an expected increase in product-related revenue based upon new product introductions. Revenue from collaborations accounted for 75% and 89% of total revenue for the quarters ended June 30, 2004 and 2003, respectively.

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

For the quarter ended June 30, 2004, we estimate that approximately 60% of our research and development expenditures were related to research activities funded by our collaborators and government grants and that approximately 40% were associated with internal product and technology development. Our research and development expenses decreased $0.8 million to $18.3 million for the quarter ended June 30, 2004 from $19.1 million for the quarter ended June 30, 2003. The decrease was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the quarter ended June 30, 2004 increased by $0.3 million over the quarter ended June 30, 2003. The increase was due to annual salary adjustments as the number of researchers remained consistent at an average of 304 for the quarters ended June 30, 2004 and 2003.

Outside Services. Costs for outside services for the quarter ended June 30, 2004 decreased by $0.6 million over the quarter ended June 30, 2003. The decrease was primarily due to reduced legal costs for protection and maintenance of intellectual property compared to the same period in 2003.

Facility Costs. Facility costs for the quarter ended June 30, 2004 decreased $0.7 million over the quarter ended June 30, 2003. The decrease was primarily attributable to lower maintenance and utilities costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.1 million to $3.2 million for the quarter ended June 30, 2004 from $3.1 million for the same period in 2003. This increase was primarily attributable to headcount costs in business development to support our product launches.

Amortization of Acquired Intangible Assets

For the quarters ended June 30, 2004 and 2003, we recorded amortization of acquired intangible assets of approximately $0.7 million related to the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Interest and Other Income, Net

Interest and other income, net for the quarter ended June 30, 2004 was $42,000, compared to $0.8 million for the same period in 2003. The decrease was primarily due to lower interest income as a result of the maturity of interest-earning investments that were reinvested at the current lower rates and lower cash balances, as well as increased interest expense as a result of additional borrowings.

Equity in Loss of Joint Venture

Our subsidiary, Innovase LLC, was formed in June 2000 and was formerly an industrial enzyme joint venture between us and The Dow Chemical Company (“Dow”). Under the terms of the joint venture agreement, we were required to fund certain operating expenses of Innovase LLC. Our share of the net income or loss of Innovase LLC, excluding certain expenses for which Dow was solely responsible under the joint venture agreement, was recorded utilizing the equity method of accounting. In December 2003, we signed a definitive agreement with Dow to restructure the Innovase joint venture, and all joint venture related agreements involving Dow and us were terminated. As a result, Innovase is no longer accounted for under the equity method of accounting. We recorded equity in the loss of Innovase LLC in the amount of $0.4 million for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003

Revenue

Revenue increased $8.1 million to $26.5 million for the six months ended June 30, 2004 from $18.4 million for the same period in 2003. This increase was primarily attributable to additional research funding from collaborations, increased grant revenue, new product-related revenue, and milestones earned under our collaboration with Syngenta. Revenue from collaborations accounted for 75% and 90% of total revenue for the six months ended June 30, 2004 and 2003, respectively.

Research and Development Expenses

For the six months ended June 30, 2004, we estimate that approximately 60% of our research and development expenditures were associated with research activities funded by our collaborators and that 40% were related to internal product and technology development. Our research and development expenses increased $2.0 million to $35.9 million for the six months ended June 30, 2004 from $33.9 million for the six months ended June 30, 2003. The increase was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the six months ended June 30, 2004 increased by $1.8 million over the six months ended June 30, 2003. The increase was due to an increase in our reserach staff from an average of 290 for the six months ended June 30, 2003 to an average of 304 for the six months ended June 30, 2004 as a result of us hiring an additional 71 researchers in conjunction with the February 2003 Syngenta transactions, as well as annual salary adjustments.

Facility Costs. Facility costs for the six months ended June 30, 2004 decreased by $0.4 million over the six months ended June 30, 2003. The decrease was primarily attributable to lower maintenance and utilities costs.

Research Supplies Costs. Costs for research supplies for the six months ended June 30, 2004 increased by $0.4 million over the six months ended June 30, 2003. The increase was primarily attributable to an increase in the amount of supplies required to support the additional 71 researchers we hired in conjunction with the February 2003 Syngenta transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million to $6.4 million for the six months ended June 30, 2004 from $5.9 million for the same period in 2003. This increase was primarily attributable to headcount costs in business development to support our product launches.

Amortization of Acquired Intangible Assets

For the six months ended June 30, 2004, we recorded amortization of acquired intangible assets of approximately $1.3 million, compared to $1.0 million for the six months ended June 30, 2003. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Write-off of Acquired In-Process Research and Development

For the six months ended June 30, 2003, in connection with our February 2003 acquisition of intellectual property rights licenses from Syngenta, we recorded a write-off of acquired in-process research and development of approximately $10.8 million related to the estimated fair value of certain projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

Interest and Other Income, Net

Interest and other income, net for the six months ended June 30, 2004 was $0.2 million, compared to $1.5 million for the same period in 2003. This decrease was primarily due to lower interest income as a result of the maturity of interest earning investments that were reinvested at the current lower rates and lower cash balances, as well as increased interest expense as a result of additional borrowings.

Equity in Loss of Joint Venture

Our subsidiary, Innovase LLC, was formed in June 2000 and was formerly an industrial enzyme joint venture between us and The Dow Chemical Company (“Dow”). Under the terms of the joint venture agreement, we were required to fund certain operating expenses of Innovase LLC. Our share of the net income or loss of Innovase LLC, excluding certain expenses for which Dow was solely responsible under the joint venture agreement, was recorded utilizing the equity method of accounting. In December 2003, we signed a definitive agreement with Dow to restructure the Innovase joint venture, and all joint venture related agreements involving Dow and us were terminated. As a result, Innovase is no longer accounted for under the equity method of accounting. We recorded equity in the loss of Innovase LLC in the amount of $1.3 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and funding from grants have provided us with $175.8 million in funding from our inception through June 30, 2004, and are also committed to fund at least an additional $91.9 million through 2010, subject to our performance under existing agreements. This future committed funding excludes all milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material impact on our operating results and financial condition.

As of June 30, 2004, we had cash, cash equivalents, and short-term investments of approximately $112.1 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2003, we entered into an equipment financing line of credit with a lender to finance up to $9.8 million in equipment purchases through December 2004. As of June 30, 2004, we had utilized $7.8 million under this arrangement. Also, in June 2004, we entered into an additional equipment financing line of credit with a lender to finance up to $7.0 million in equipment purchases in Mexico related to our manufacturing agreement. As of June 30, 2004, we had utilized $4.7 million under this arrangement.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V. to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through June 30, 2004, we had incurred costs of approximately $5.7 million for equipment related to the manufacturing agreement. During the remainder of 2004, we anticipate funding approximately $3.3 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop internal products and our pharmaceutical platforms, we will be required to purchase additional capital equipment. We currently have 304 researchers working on partnered and internally funded projects. We anticipate the cost of capital equipment required to support the ongoing needs of our existing researchers will be approximately $3.1 million for the remainder of 2004.

We anticipate funding our capital requirements for the remainder of 2004 with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $14.3 million for the six months ended June 30, 2004. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $18.2 million, an increase in prepaid assets of $1.4 million, and payments against liabilities of $2.5 million, partially offset by non-cash charges of $9.0 million.

Our investing activities provided cash of $14.8 million for the six months ended June 30, 2004. Our investing activities consisted primarily of a net decrease in short-term investments of $19.2 million to fund operations, offset by purchases of property and equipment of $4.4 million.

Our financing activities provided cash of $3.9 million for the six months ended June 30, 2004. Our financing activities consisted primarily of borrowings under notes payable of $7.1 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $1.8 million, partially offset by payments on notes payable and capital leases of $5.0 million.

The following table summarizes our contractual obligations at June 30, 2004 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$21,643	$10,821	$9,989	$833	$—
Capital lease obligations	445	445	—	—	—
Operating leases	61,770	4,410	9,138	9,777	38,445
License and research agreements	17,874	4,562	9,732	3,180	400

Total Contractual Obligations	$101,732	$20,238	$28,859	$13,790	$38,845

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

Revenue Recognition

Revenue from research funding under our collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the project period. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. Product-related revenue includes product sales, manufacturing revenue, milestone and license payments related to commercialization of products, and royalties and profit sharing related to sales of products. The percentage of completion basis of accounting requires us to estimate the number of hours remaining to complete each of our research projects under our collaborative agreements. Actual results could differ from those estimates, which may affect the timing of the revenue we record from period to period.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of June 30, 2004, we had long-lived assets with a net book value of $79.9 million.

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

We have incurred net losses since our inception, including a net loss of approximately $8.0 million for the quarter ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $185.2 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for several Innovase product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for 2004 will result from payments from collaborations and grants.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only six products ourselves, Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enxyme, Luminase™ enxyme, and blue and green fluorescent proteins, and only three of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, and Zymetrics, Inc., have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with Amgen, BASF, Bayer Animal Health, The Dow Chemical Company, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc,

Invitrogen Corporation, Medarex, and Xoma. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the six months ended June 30, 2004, approximately 67% of our revenue was from affiliates of Syngenta AG. We expect to derive significant future revenue from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme, Pyrolase 200 enzyme, Quantum phytase, Phyzyme™ XP, Cottonase™ enzyme, and Luminase™ enzyme under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

As disclosed in our Form 10-K for the year ended December, 31, 2003, an interference proceeding was recently declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent owned by another company with allowable claims directed to optimization of immunomodulatory genetic vaccines. Other than this interference proceeding, we are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding, like the one described above, could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the average number of our full-time employees from 290 for the six months ended June 30, 2003 to 304 for the six months ended June 30, 2004. We expect to increase our headcount to meet our strategic objectives. If our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Cubist Pharmaceuticals, Inc. has been involved in accessing organisms from diverse environments for pharmaceutical applications. A number of companies are performing high-throughput screening of molecules. Maxygen, Inc. has alternative evolution technologies. Integrated Genomics, Inc., Myriad Genetics, Inc., ArQule, Inc., and Vertex Pharmaceuticals (San Diego) LLC, formerly known as Aurora Biosciences Corporation, a subsidiary of Vertex Pharmaceuticals Inc., perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International, Inc. are involved in the development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc. and Medarex, Inc. are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended June 30, 2004 was $14.7 million, as compared to $10.4 million for the quarter ended June 30, 2003. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 51.6% of our outstanding common stock as of June 30, 2004. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of June 30, 2004, Syngenta and its affiliates controlled approximately 18.4% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including our equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at June 30, 2004 and December 31, 2003 by $0.7 million and $0.8 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. The tentative settlement also provides that, in the event that Plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the IPO underwriters, Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In June 2004, we executed a settlement agreement with the plaintiffs pursuant to the terms of the memorandum of understanding. The settlement is subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The Underwriters have opposed both the certification of the class and the judicial approval of the settlement.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.7 million after underwriting discounts and expenses. Of the net offering proceeds, through June 30, 2004, approximately $13.5 million of the net proceeds had been used to purchase property and equipment and approximately $59.1 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our 2004 Annual Meeting of Stockholders on May 14, 2004. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions and broker non-votes with respect to each matter. The nominee for director was elected to hold office until the 2007 Annual Meeting of Stockholders, and the three management proposals were approved by the stockholders.

a) The stockholders elected the one nominee for the board of directors to hold office until the 2007 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Mr. Mark Leschly	37,993,147	123,043

In addition to the above nominees for director, the following directors’ terms of office continued after the 2004 Annual Meeting of Stockholders: Dr. James H. Cavanaugh, Mr. Peter Johnson, Mr. Donald D. Johnston, Dr. Jay M. Short, Dr. Melvin I. Simon, and Ms. Cheryl Wenzinger.

b) The stockholders approved the amendment to our Restated Certificate of Incorporation, to increase the authorized number of shares of common stock from 65,000,000 to 90,000,000:

Votes
For	Against	Abstain
37,897,850	210,936	7,404

c) The stockholders approved our 1997 Equity Incentive Plan, as amended, to require approval of the stockholders to reprice any outstanding options granted thereunder:

Votes
For	Against	Abstain
31,748,523	919,937	11,836

There were 5,435,894 broker non-votes.

d) The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004:

Votes
For	Against	Abstain
38,086,998	21,943	7,249

There were no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

10.49†	Transition Agreement by and between the Company, Zymetrics, Inc., and Syngenta Seeds AG dated May 28, 2004.

10.50†	Amendment to Amended and Restated Research and Collaboration Agreement by and between the Company and Syngenta Participations AG dated May 28, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

(b)	We furnished a Current Report on Form 8-K on April 23, 2004 that furnished as an exhibit the Company’s press release announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: August 6, 2004	/s/ EDWARD SHONSEY
Edward Shonsey Executive Vice President, Internal Development and Chief Financial Officer (Principal Financial and Accounting Officer)