Form 10-Q
period 2004-09-30
DIVERSA CORP
filed 2004-11-04
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

The number of shares of the Registrant’s Common Stock outstanding as of October 22, 2004 was 43,683,517.

DIVERSA CORPORATION

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVERSA CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$22,088	$20,506
Short-term investments	75,711	106,977
Accounts receivable	4,359	5,416
Other current assets	4,222	1,459

Total current assets	106,380	134,358
Property and equipment, net	28,684	32,123
Acquired intangible assets, net	48,502	52,406
Other assets	2,125	2,436

Total assets	$185,691	$221,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,643	$2,753
Accrued liabilities	5,441	5,829
Deferred revenue	2,112	11,314
Current portion of capital lease obligations	300	513
Current portion of notes payable	9,786	9,340

Total current liabilities	19,282	29,749
Capital lease obligations, less current portion	—	190
Notes payable, less current portion	9,655	9,941

Stockholders’ equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 43,686,687 and 43,051,027 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	44	43
Additional paid-in capital	351,402	348,279
Accumulated deficit	(194,470)	(167,072)
Accumulated other comprehensive income (loss)	(222)	193

Total stockholders’ equity	156,754	181,443

Total liabilities and stockholders’ equity	$185,691	$221,323

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Collaborative revenue	$8,383	$9,345	$28,184	$25,867
Grant revenue	2,638	974	7,478	2,170
Product-related revenue	1,875	899	3,753	1,554

Total revenues	12,896	11,218	39,415	29,591

Expenses:
Cost of goods sold	959	1,252	2,164	1,804
Research and development	17,748	17,562	53,691	51,483
Write-off of acquired in-process research and development	—	8,714	—	19,478
Selling, general and administrative	2,792	3,266	9,233	9,141
Amortization of acquired intangible assets	650	649	1,952	1,600
Non-cash, stock-based compensation	—	20	—	129

Total operating expenses	22,149	31,463	67,040	83,635

Loss from operations	(9,253)	(20,245)	(27,625)	(54,044)

Interest and other income, net	24	562	226	2,096
Equity in loss of joint venture	—	—	—	(1,255)

Net loss	$(9,229)	$(19,683)	$(27,399)	$(53,203)

Basic and diluted net loss per share	$(0.21)	$(0.46)	$(0.63)	$(1.30)

Weighted average shares used in computing basic and diluted net loss per share	43,505	42,766	43,318	41,081

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER
	2004	2003
Operating activities:
Net loss	$(27,399)	$(53,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,498	12,155
Non-cash, stock based compensation charges	—	129
Write-off of acquired in-process research and development	—	19,478
Changes in operating assets and liabilities:
Accounts receivable	1,057	168
Other assets	(2,451)	(1,753)
Accounts payable and accrued expenses	(1,498)	(2,454)
Deferred revenue	(9,202)	548

Net cash used in operating activities	(25,995)	(24,932)

Investing activities:
Purchases of short-term investments	(39,256)	(100,863)
Sales and maturities of short-term investments	70,107	120,251
Purchases of property and equipment	(6,154)	(5,758)
Other	—	(270)

Net cash provided by (used in) investing activities	24,697	13,360

Financing activities:
Net proceeds from sale of common stock	3,124	1,731
Principal payments on capital leases	(403)	(780)
Principal payments on notes payable	(7,756)	(4,973)
Advances under notes payable	7,915	3,794

Net cash provided by (used in) financing activities	2,880	(228)

Net increase (decrease) in cash and cash equivalents	1,582	(11,800)
Cash and cash equivalents at beginning of period	20,506	20,113

Cash and cash equivalents at end of period	$22,088	$8,313

See accompanying notes to condensed financial statements.

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

During the nine months ended September 30, 2004 and 2003, the Company had collaborative research agreements that accounted for 72% and 87%, respectively, of total revenue. Additionally, during the nine months ended September 30, 2004 and 2003, one collaborator accounted for 63% and 68%, respectively, of total revenue.

4. Computation of Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net loss	$(9,229)	$(19,683)	$(27,399)	$(53,203)
Net loss per share, basic and diluted	$(0.21)	$(0.46)	$(0.63)	$(1.30)
Weighted average shares used in computing basic and diluted net loss per share	43,505	42,766	43,318	41,081

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

For the three and nine months ended September 30, 2004 and 2003, the comprehensive loss consisted of:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net loss	$(9,229)	$(19,683)	$(27,399)	$(53,203)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	121	(457)	(415)	(1,110)

Comprehensive loss	$(9,108)	$(20,140)	$(27,814)	$(54,313)

6. Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended September 30, 2004 and 2003, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.29% to 3.56% and 2.87% to 3.37%, respectively; dividend yield of 0%; volatility factor of 51% and 65%, respectively; and a weighted-average expected life of the options of 3.5 and 3.4 years respectively. For the nine months ended September 30, 2004 and 2003, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.65% to 3.96% and 2.26% to 3.37%, respectively; dividend yield of 0%; volatility factor of 60%; and a weighted-average expected life of the options of 3.0 years and 3.4 years, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net loss, as reported	$(9,229)	$(19,683)	$(27,399)	$(53,203)
Add: Stock-based employee compensation expense included in reported net loss	—	20	—	129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,322)	(2,266)	(7,771)	(6,669)

Pro forma net loss	$(11,551)	$(21,929)	$(35,170)	$(59,743)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.46)	$(0.63)	$(1.30)
Pro forma basic and diluted net loss per share	$(0.27)	$(0.51)	$(0.81)	$(1.45)

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

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants, regulatory approval timelines for new products, and an expected increase in product-related revenue based upon new product introductions. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2004, we had deferred revenue totaling $2.1 million.

We have incurred net losses since our inception. As of September 30, 2004, our accumulated deficit was $194.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue

Revenue increased $1.7 million to $12.9 million for the quarter ended September 30, 2004 from $11.2 million for the same period in 2003. This increase was primarily attributable to increased grant revenue and new product-related revenue. Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants, regulatory approval timelines for new products, and an expected increase in product-related revenue based upon new product introductions. Revenue from collaborations accounted for 65% and 83% of total revenue for the quarters ended September 30, 2004 and 2003, respectively.

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

For the quarter ended September 30, 2004, we estimate that approximately 60% of our research and development expenditures were related to research activities funded by our collaborators and government grants and that approximately 40% were associated with internal product and technology development. Our research and development expenses increased $0.1 million to $17.7 million for the quarter ended September 30, 2004 from $17.6 million for the quarter ended September 30, 2003. The slight increase was primarily due to the net effect of the following:

Personnel Costs. Costs for research and development personnel for the quarter ended September 30, 2004 decreased by $0.5 million compared to the quarter ended September 30, 2003. The decrease was due to reduced expectations for employee bonuses and lower benefit costs resulting from a change in insurance coverage.

Outside Services. Costs for outside services for the quarter ended September 30, 2004 increased by $1.6 million compared to the quarter ended September 30, 2003. The increase was primarily due to legal costs for protection and maintenance of intellectual property as well as costs associated with regulatory and grant activities.

Facility Costs. Facility costs for the quarter ended September 30, 2004 decreased $0.2 million compared to the quarter ended September 30, 2003. The decrease was primarily attributable to a reduction in computer and related support costs.

Research Supplies Costs. Costs for research supplies for the quarter ended September 30, 2004 decreased by $0.5 million compared to the quarter ended September 30, 2003. The decrease was primarily attributable to price and usage efficiencies realized as a result of changes in our procurement system.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million to $2.8 million for the quarter ended September 30, 2004 from $3.3 million for the same period in 2003. The decrease was primarily attributable to reduced expectations for employee bonuses and lower administrative costs associated with Zymetrics, Inc., our former contract joint venture, which is now managed exclusively by Syngenta.

Amortization of Acquired Intangible Assets

For each of the quarters ended September 30, 2004 and 2003, we recorded amortization of acquired intangible assets of approximately $0.7 million related to the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Interest and Other Income, Net

Interest and other income, net for the quarter ended September 30, 2004 was $24,000, compared to $0.6 million for the same period in 2003. The decrease was primarily due to lower interest income as a result of the maturity of interest-earning investments that were reinvested at the current lower rates and lower cash balances, as well as increased interest expense as a result of additional borrowings.

Nine Months Ended September 30, 2004 and 2003

Revenue

Revenue increased $9.8 million to $39.4 million for the nine months ended September 30, 2004 from $29.6 million for the same period in 2003. This increase was primarily attributable to additional research funding from collaborations, increased grant revenue, new product-related revenue, and milestones earned under our collaboration with Syngenta. Revenue from collaborations accounted for 72% and 87% of total revenue for the nine months ended September 30, 2004 and 2003, respectively.

Research and Development Expenses

For the nine months ended September 30, 2004, we estimate that approximately 60% of our research and development expenditures were associated with research activities funded by our collaborators and that 40% were related to internal product and technology development. Our research and development expenses increased $2.2 million to $53.7 million for the nine months ended September 30, 2004 from $51.5 million for the nine months ended September 30, 2003. The increase was primarily due to costs associated with the following:

Personnel Costs. Costs for research and development personnel for the nine months ended September 30, 2004 increased by $1.0 million compared to the nine months ended September 30, 2003. The increase was primarily due to an increase in our research staff from an average of 295 for the nine months ended September 30, 2003 to an average of 304 for the nine months ended September 30, 2004 as a result of us hiring an additional 71 researchers in conjunction with the February 2003 Syngenta transactions, as well as annual salary adjustments. We expect our personnel costs to decrease in 2005, as we reduced our research staff by 22 in October 2004 to realign our workforce and financial resources to more closely focus on the sales and marketing of our new and existing products and the development of our numerous late-stage product candidates.

Outside Services. Costs for outside services for the nine months ended September 30, 2004 increased by $1.4 million compared to the nine months ended September 30, 2003. The increase was primarily due to costs associated with regulatory and grant activities.

Facility Costs. Facility costs for the nine months ended September 30, 2004 increased by $0.4 million compared to the nine months ended September 30, 2003. The increase was primarily attributable to higher rent and utilities costs.

Research Supplies Costs. Costs for research supplies for the nine months ended September 30, 2004 decreased by $0.3 million compared to the nine months ended September 30, 2003. The decrease was primarily attributable to price and usage efficiencies realized as a result of changes in our procurement system.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.1 million to $9.2 million for the nine months ended September 30, 2004 from $9.1 million for the same period in 2003. This increase was primarily attributable to headcount costs in business development to support our product launches, offset by lower administrative costs associated with Zymetrics, Inc., our former contract joint venture, which is now managed exclusively by Syngenta.

Amortization of Acquired Intangible Assets

For the nine months ended September 30, 2004, we recorded amortization of acquired intangible assets of approximately $2.0 million, compared to $1.6 million for the nine months ended September 30, 2003. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Interest and Other Income, Net

Interest and other income, net for the nine months ended September 30, 2004 was $0.2 million, compared to $2.1 million for the same period in 2003. This decrease was primarily due to lower interest income as a result of the maturity of interest earning investments that were reinvested at the current lower rates and lower cash balances, as well as increased interest expense as a result of additional borrowings.

Equity in Loss of Joint Venture

Our subsidiary, Innovase LLC, was formed in June 2000 and was formerly an industrial enzyme joint venture between us and The Dow Chemical Company (“Dow”). Under the terms of the joint venture agreement, we were required to fund certain operating expenses of Innovase LLC. Our share of the net income or loss of Innovase LLC, excluding certain expenses for which Dow was solely responsible under the joint venture agreement, was recorded utilizing the equity method of accounting. In December 2003, we signed a definitive agreement with Dow to restructure the Innovase joint venture, and all joint venture related agreements involving Dow and us were terminated. As a result, Innovase is no longer accounted for under the equity method of accounting. We recorded equity in the loss of Innovase LLC in the amount of $1.3 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and funding from grants have provided us with $180.0 million in funding from our inception through September 30, 2004, and are also committed to fund at least an additional $89.8 million through 2010, subject to our performance under existing agreements. This future committed funding excludes all milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As of September 30, 2004, we had cash, cash equivalents, short-term investments, and receivables of approximately $102.2 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2003, we entered into an equipment financing line of credit with a lender to finance up to $9.8 million in equipment purchases through December 2004. As of September 30, 2004, we had utilized $8.6 million under this arrangement. Also, in June 2004, we entered into an additional equipment financing line of credit with a lender to finance up to $7.0 million in equipment purchases in Mexico related to our manufacturing agreement with Fermic, S.A. de C.V. As of September 30, 2004, we had utilized $4.7 million under this arrangement.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V. to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through September 30, 2004, we had incurred costs of approximately $6.2 million for equipment related to the manufacturing agreement. During the remainder of 2004, we anticipate funding approximately $2.0 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop internal products and our pharmaceutical platforms, we will be required to purchase additional capital equipment. We currently have 282 researchers working on partnered and internally funded projects. We anticipate the cost of capital equipment required to support the ongoing needs of our existing researchers will be approximately $2.0 million for the remainder of 2004.

We anticipate funding our capital requirements for the remainder of 2004 with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $26.0 million for the nine months ended September 30, 2004. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $27.4 million, payments against liabilities of $1.5 million, and a decrease in deferred revenue of $9.2 million, partially offset by non-cash charges of $13.5 million.

Our investing activities provided cash of $24.7 million for the nine months ended September 30, 2004. Our investing activities consisted primarily of a net decrease in short-term investments of $30.9 million to fund operations, offset by purchases of property and equipment of $6.2 million.

Our financing activities provided cash of $2.9 million for the nine months ended September 30, 2004. Our financing activities consisted primarily of borrowings under notes payable of $7.9 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $3.1 million, partially offset by payments on notes payable and capital leases of $8.2 million.

The following table summarizes our contractual obligations at September 30, 2004 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$19,441	$9,786	$8,994	$661	$—
Capital lease obligations	300	300	—	—	—
Operating leases	60,680	4,420	9,215	9,860	37,185
License and research agreements	17,113	4,463	9,610	2,640	400

Total Contractual Obligations	$97,534	$18,969	$27,819	$13,161	$37,585

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations and grants as well as new product sales will be sufficient to fund our working and other capital requirements for the foreseeable future, including amounts required to fund internal research and development and enhancements of our core technologies as well as the potential costs of acquiring businesses, technologies, or products that we believe are a strategic fit with our business. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our collaborations and achieve milestones under them and our ability to establish new collaborative relationships, our ability, alone or with our collaborative partners, to commercialize products successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or collaborations, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of September 30, 2004, we had long-lived assets with a net book value of $77.2 million.

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

We have incurred net losses since our inception, including a net loss of approximately $9.2 million for the quarter ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $194.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for the remainder of 2004 will result from payments from collaborations and grants.

Future revenue from collaborations is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. We expect to spend significant amounts to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will increase in the near term, and, consequently, we will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones and achieve milestones under them, but we must also develop products or technologies that we or our partners choose to commercialize and that are commercially successful and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Because we are an early stage company developing and deploying new technologies, we may not be able to commercialize our technologies or products, which could cause us to be unprofitable or cease operations.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized seven products ourselves, Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ enzyme, Bayovac® SRS, and blue and green fluorescent proteins, and three of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, and Zymetrics, Inc., have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with Amgen, BASF, Bayer Animal Health, The Dow Chemical Company, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc,

Invitrogen Corporation, Medarex, and Xoma. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the nine months ended September 30, 2004, approximately 63% of our revenue was from affiliates of Syngenta AG. We expect to derive significant future revenue from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. We increased the average number of our full-time employees from 295 for the nine months ended September 30, 2003 to 304 for the nine months ended September 30, 2004. While we do not expect to significantly increase our headcount in the near future, if our growth continues, it may continue to place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. For example, our revenue for the quarter ended September 30, 2004 was $12.9 million, as compared to $11.2 million for the quarter ended September 30, 2003. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 51.6% of our outstanding common stock as of September 30, 2004. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of September 30, 2004, Syngenta and its affiliates controlled approximately 18.2% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to interest rate risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including our equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at September 30, 2004 and December 31, 2003 by $0.5 million and $0.8 million, respectively. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

Sarbanes-Oxley 404 Compliance. We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We have identified what may be control deficiencies in our system of internal controls. We are currently in the testing phase of our project, and we expect to validate these potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II - OTHER INFORMATIO N

Item 1. Legal Proceeding s

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial public offering of our common stock were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.7 million after underwriting discounts and expenses. Of the net offering proceeds, through September 30, 2004, approximately $14.5 million of the net proceeds had been used to purchase property and equipment and approximately $72.4 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

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

DIVERSA CORPORATION

Date: November 3, 2004	/s/ EDWARD SHONSEY
Edward Shonsey Executive Vice President, Internal Development and Chief Financial Officer (on behalf of the Company and as the Company’s principal financial and accounting officer)