Form 10-K
period 2004-12-31
DIVERSA CORP
filed 2005-03-16
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-29173

DIVERSA CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	22-3297375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4955 Directors Place, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 526-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $212.5 million.*

The number of shares outstanding of the Registrant’s common stock was 43,965,789 as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders to be held on May 12, 2005 (the “2005 Annual Meeting”) are incorporated herein by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the Registrant’s year ended December 31, 2004.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 30, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DIVERSA CORPORATION

FORM 10-K

For the Year Ended December 31, 2004

Forward Looking Statements

This report contains statements that are “forward-looking” and involve a high degree of risk and uncertainty. These include statements related to investments in our core technologies, investments in our internal product candidates, our ability to enter into additional biodiversity access agreements, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the opportunities in our target markets, the benefits to be derived from our current and future strategic alliances, our plans for future business development activities, our clinical development plans for our sordarins anti-fungal program, and our estimates regarding market sizes and opportunities, as well as our future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements. Risks and uncertainties and the occurrence of other events could cause actual events or results to differ materially from these predictions. The risk factors set forth below at pages 24 to 34 should be considered carefully in evaluating us and our business. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

DIVERSA®, Cottonase, DirectEvolution®, DiverseLibrary, GeneReassembly, Gene Site Saturation Mutagenesis, GigaMatrix, GSSM, Luminase, PathwayLibrary, Purifine, Pyrolase, and SingleCell, are trademarks of Diversa Corporation. ThermalAce is a trademark of Invitrogen Corporation. Phyzyme is a trademark of Danisco Animal Nutrition. Quantum is a trademark of Zymetrics, Inc. Bayovac® is a registered trademark of Bayer Animal Health. This report also refers to trade names and trademarks of other organizations.

PART I

ITEM 1.	BUSINESS.

We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins and (b) protein therapeutics, including antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, chemical, and industrial applications, such as enzymes, as well as protein therapeutics and orally active drugs with pharmaceutical applications. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are animal care, fiber processing, nutritional oils, and anti-infective therapies. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Bayer Animal Health, Danisco Animal Nutrition, DSM Pharma Chemicals, DuPont Bio-Based Materials, GlaxoSmithKline plc, Medarex, Merck, and Xoma. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. We have two inactive subsidiaries, Innovase LLC and TNEWCO Inc.

Our Strategy

Our goal is to be the leading provider of novel protein-based products for use in agricultural, chemical processing, industrial, and pharmaceutical applications. The key elements of our strategy are to:

Deploy our technologies across diverse markets in order to maximize our return on investment.    We use our technologies to develop commercial solutions for a broad range of applications for the agricultural, chemical processing, industrial, and pharmaceutical markets. We believe that this multi-market approach gives us the ability to capitalize on near-term revenue opportunities in lower-risk markets and leverage our technologies and expertise to develop novel pharmaceuticals.

Commercialize products independently and with partners in agricultural, chemical, and industrial markets.     Our technologies can be applied to develop products for a wide range of agricultural, chemical, and industrial applications where development costs are lower and regulatory cycles are shorter compared to those for pharmaceutical products. Our key areas of focus for internal product development in these non-pharmaceutical markets are animal care, fiber modification, and nutritional oils. In addition to our internal product development efforts, we have formed alliances with numerous partners, including a broad relationship with Syngenta to pursue product opportunities within several of these focus areas. To date, we have commercialized seven products independently and four products with our partners and have multiple late-stage candidates that we expect to be commercialized in the next three years.

Leverage our discovery and evolution technologies to develop pharmaceutical products independently and with partners.    We are applying our evolution technologies to optimize existing biotherapeutics, including antibodies and enzymes, as well as to generate new fully-human antibodies. Within the pharmaceutical market, we are internally focused on the development of novel anti-infective therapies. Outside of anti-infectives, we are pursuing pharmaceutical opportunities through strategic alliances.

Utilize strategic alliances to enable the development of a broad portfolio of products.    In all of our target markets, we have identified key market segments where we intend to develop products through strategic alliances. We have established criteria for entering into such alliances, including: required investment, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. We believe that these alliances allow us to utilize our partners’ marketing and distribution networks, share the investment risk, and access additional resources to expand our product portfolio. In entering these agreements, we seek to obtain a combination of technology access fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing income from the commercialization of products resulting from these alliances.

Protect and enhance our technology leadership position.    We are unique relative to our competitors in that we have an end-to-end product solution consisting of access to novel genetic material, several technologies capable of screening more than a billion genes per day, multiple evolution technologies for optimizing enzymes and monoclonal antibodies, and manufacturing capabilities. We have protected our technologies with a substantial intellectual property estate, and we will continue to make investments in developing and protecting these assets.

Market Opportunities and Product Development

Agricultural and Industrial Programs

Our strategy in the agricultural, chemical, and industrial area is to establish a sustainable, high-growth, profitable business that targets high-value applications where we believe our technologies can deliver superior, proprietary solutions and we can achieve attractive gross margins on product sales. We have developed an extensive pipeline of commercial products and product candidates across multiple markets, which we expect to launch independently and in collaboration with strategic partners. To date, we have commercialized the following products, either independently or in collaboration with our partners: Accentuase™-G enzyme, Bayovac® SRS vaccine for farmed salmon, Cottonase™ enzyme, Cyan Fluorescent Protein, Green Fluorescent Protein, Luminase™ PB-100 enzyme, Quantum™ phytase, Phyzyme™ XP phytase, Pyrolase™ 160 Enzyme, Pyrolase™ 200 Enzyme, and ThermalAce™. In these markets, we are focused on the discovery and optimization of products in our key focus area of animal care, fiber modification, and nutritional oils.

Although we have not made any acquisitions specifically related to our agricultural and industrial programs, we have evaluated, and expect to continue to evaluate acquisition opportunities that represent a strategic fit to our capabilities.

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

When used as an additive in animal feed applications, phytase enzymes allow higher utilization of naturally occurring phosphorus from the feed, thereby increasing its nutritional value and reducing phosphate pollution. The worldwide market for phytase enzymes was estimated to be over $200 million in 2004, representing annual growth of 10-15%. This growth has been driven by economics as well as regulatory pressure to decrease pollution caused by the phosphate-rich waste from swine and poultry farms that is a leading cause of water pollution. We have developed two phytase products to address this market.

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

In December of 2003, our thermostable Quantum™ phytase, developed under our Zymetrics joint venture with Syngenta, received regulatory approval in Mexico and has subsequently received regulatory approval in other countries including Brazil. Quantum phytase is currently under regulatory review for sale in the U.S. and several other countries. As reported by Zymetrics, the results from more than 50 poultry and swine trials of this product show that Quantum phytase consistently outperforms other commercial phytases in a wide variety of diets. This is the first product we have commercialized with Syngenta, and we believe it is indicative of our ability to deliver differentiated animal nutrition products.

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

Veterinary vaccines represented approximately $3.0 billion in sales in 2004 and constituted the fastest growing sector of animal health products. This sector rose 7% primarily due to the introduction of new vaccines for the management of diseases in food animals. We intend to develop products with a focus on key diseases in food animals including cattle (dairy and beef), poultry, swine, and aquaculture (primarily finfish and shellfish). The withdrawal of growth promoters, sensitivity to the use of anti-infectives, and the onset of resistance to certain drugs used in animal health has created an opportunity for the development of new agents to mitigate disease and parasites.

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

We have formed a collaboration with Bayer Animal Health to develop microbially-produced vaccine products initially focused on the prevention of infectious diseases in fish. Our initial product, Bayovac® SRS, is a proprietary and novel subunit recombinant vaccine for farmed salmon. This vaccine product has demonstrated superior protection against salmon rickettsial septicemia (SRS). SRS is the major infectious disease in Chilean acquaculture, typically killing upwards of 20% of untreated farmed salmon, which represent the highest value per pound of all farmed animals. Bayovac® SRS received regulatory approval in September 2004 in Chile, which produces 40% of the world’s farmed salmon, and we recorded our first sales of this product in September 2004. A second vaccine product is currently undergoing field trial testing for a major salmon disease prevalent in both Chile and northern Europe.

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

•	In July 2004, we received U.S. regulatory approval for Luminase™ PB-100 enzyme for pulp bleaching enhancement. This product improves the response of pulp fiber to bleaching chemicals. This can reduce the need for harsh bleaching chemicals or enable the customer to make whiter pulp for new products. Decreasing bleach chemicals lowers costs and offers a potential environmental benefit by reducing the amount of waste material requiring removal from pulp mill effluent. In laboratory applications testing, Luminase PB-100 enzyme has outperformed competitive products, demonstrating chlorine dioxide reductions greater than 25%. Mill trials have been conducted in 2004, with more trials scheduled in 2005, to confirm the performance observed in the laboratory studies. In addition, Luminase PB-100 enzyme may produce whiter pulp, which could potentially extend a customer’s market to new products.

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

•	In June 2004, we received U.S. regulatory approval for Cottonase™ enzyme for textile fiber cleaning. This product works under mild conditions to improve fabric quality, reduce chemical and washing costs, and enhance the dyeing process. In laboratory applications testing, fabric treated with Cottonase can be cleaned in less time than fabric treated with conventional methods and still achieve a customer’s color and shade targets when dyed. Milder processing conditions can save time; energy and water, all of which may result in significantly lower processing costs. Improved fabric “feel” can add value for a customer and can result in potentially higher garment sales and a larger market. In laboratory testing, Cottonase outperforms other enzyme products and many commonly used chemical products, which can result in improved effluent cleanliness and reduced environmental cost.

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

We intend to develop superior enzymes to be employed in both commodity oils processing and also in specialty products such as margarines, cooking oils and lubricants. Our enzymes will be directed to increasing process efficiency and improving product qualities, such as reducing the cholesterol-causing components in margarine and cooking oils and improving the heat stability of lubricants. The first of such enzymes in development is Purifine™ enzyme, a novel oil processing enzyme. This product has passed preliminary safety tests, and a 90-day toxicology study has been initiated as of January 2005. Assuming satisfactory toxicology results, and based on an anticipated 22 to 28 month U.S. regulatory approval process from initiation of such toxicology study, Purifine™ enzyme, assuming it receives regulatory approval, is expected to launch in late 2006 or early 2007. Purifine™ enzyme is expected to minimize chemical usage, improve operating efficiency, and reduce waste by allowing a higher percentage of nutritional oil to be recovered from oil seeds economically.

Enzyme Product Development with Syngenta

The primary focus of our Syngenta relationship is to develop differentiated enzyme and transgenic products, primarily in the animal feed and crop processing markets. Such products include animal feed enzymes and nutritional additives, and genes for high value output traits in selected crops. We estimate that the animal feed market is greater than $40 billion and that the crop protection, seeds and plant traits product markets exceed $50 billion. Additionally, we are mutually exploring longer term opportunities in biopharmaceuticals, such as developing monoclonal antibodies and other therapeutic proteins to be expressed in plants at reduced costs versus conventional mammalian production systems.

Our focus in animal feed is to improve animal nutrition, digestibility, and productivity, and to reduce environmental waste. In crop processing, we are targeting high value growth opportunities in corn, soy and cereals for animal and human nutrition, and biofuels. We are combining development of near-term enzyme products manufactured via fermentation with Syngenta’s longer term, lower cost transgenic production methods to generate a robust pipeline of sustainable, high value agriculture and animal feed products.

Chemical Product Development Collaborations

We are developing enzymes to aid in the manufacture of both fine and high-performance chemicals. These enzymes are used to create manufacturing efficiencies, reduce production costs, and accelerate the generation of new chemical products and processes. Today, we are well positioned to become a leading provider of integrated biological solutions and services to the chemical and pharmaceutical industries through strategic alliances and internal product development. Historically, we have established collaborative agreements with BASF, Bayer Animal Health, The Dow Chemical Company, DSM Pharma Products, DuPont Biomaterials, Givaudan Flavors Corporation and Petro Star. We expect to continue to establish strong collaborative relationships for the development of products for chemical and industrial applications. We have the ability to discover and improve biocatalysts that can provide economical and more effective alternatives to existing chemical routes. These enzymes can improve performance, reduce production costs, and eliminate waste by-products associated with manufacturing.

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

Technology Advantages in Developing Enzyme Products

Our technologies make possible the discovery and optimization of novel gene-based products for agricultural, chemical, industrial, and pharmaceutical applications. We have developed proprietary genomic methodologies and technologies to tap the commercial potential of uncultured microorganisms, which make up more than 99% of the Earth’s genetic diversity. We are able to identify product candidates efficiently utilizing our patented and proprietary ultra high-throughput screening technologies, which are capable of screening more than one billion genes per day.

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

We use an important complementary technology, Tunable GeneReassembly™, to synthesize DNA fragments and reassemble them to create novel genes. We believe this proprietary, next-generation method is superior to other existing technologies in that it does not require highly-related gene sequences and it allows controlled reassembly of genes and gene pathways to create significant improvements in product performance. These patented technologies represent powerful and complementary tools to overcome many existing product development barriers.

Today, we believe we are the only company applying all of these capabilities to directly extract and optimize novel and potentially commercially valuable genes and gene pathways for applications across our target markets.

Pharmaceutical Programs

Our pharmaceutical programs are focused on developing novel, more effective drug therapies. Our protein therapeutics/antibody program includes our antibody optimization program, in which we evolve existing antibodies with the goal of enhancing activity, reducing side effects, and extending patent life, and our de novo human antibody program, which is directed to generating novel antibodies using our screening and evolution technologies. Today, we have ongoing programs in anti-bacterial drug discovery and anti-fungal drug development and intend to increase our discovery and development collaborations in other therapeutic areas such as cancer and inflammation.

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

Our Sordarins Antifungal Program—a Novel Antifungal for the Treatment of Serious Infections

The Sordarins program, our most advanced pharmaceutical program, is currently in pre-clinical development. We acquired this program in July 2003 from GlaxoSmithKline. As part of the program we acquired an extensive data package encompassing compound collections as well as activity, spectrum, preliminary toxicology, and pharmacological data. We are currently conducting additional pre-clinical activities, which if successfully completed, will lead to our filing an IND application in 2005. We intend to develop Sordarins to treat serious fungal infections, including disseminated and blood stream infections, pulmonary infections and severe infections of the esophagus caused by all species of Candida. Sordarins can also be developed to treat superficial fungal infections with a significant morbidity impact. Sordarins represent a new class of antifungals, and we believe their activity against a broad spectrum of fungi that cause hospital fungal infections, as well as their potency, will position them as a treatment of choice for hospital inpatients afflicted with Candida infection, particularly patients whose immune systems are weakened, such as AIDS patients and patients who have undergone chemotherapy, and high-risk patients, such as surgery or trauma patients.

As compared with current therapies, we believe that Sordarins have a number of advantages including the following:

•	Novel mechanism of action. Sordarins belong to a new class of antifungal drugs that is being developed for human use. They selectively inhibit ribosomal function in fungi which is critical for protein synthesis and, therefore, growth. This mechanism is different from that of azoles, polyenes, and echinocandins. The mechanism of action of Sordarins has advantages, including fungicidal effects and lack of cross-resistance with traditional therapies. Furthermore, it may also allow for synergistic combinations with traditional therapies and may result in better outcomes for patients with infections that are the most difficult to treat.

•	Fungicidal activity. Sordarins kill fungi, and they do so at therapeutic doses. This is an advantage over the widely used azoles, which merely suppress the growth of fungi rather than kill them.

•	Broad activity profile. Sordarins are very active against fungi that cause more than 90% of hospital fungal infections, including the most relevant species of Candida (i.e., C. albicans, C. glabrata, and C. tropicalis), azole-resistant organisms, and non-Candida causing rare mycoses. It is estimated that over 10% of all invasive mycoses are caused by opportunistic fungal pathogens (e.g., Fusarium, Zygomycetes, and Trichosporon). We believe that compounds with activity against these rare mycoses, in addition to the Candida species, would likely result in an increased use, particularly in hospital settings.

•	IV-to-Oral switch. The high bioavailability shown by Sordarins, together with the flexibility in formulation, indicates that Sordarins may have similar product flexibility to that exhibited by the most successful azoles in the market (i.e., fluconazole) and may have a potential formulation advantage over the echinocandins class because they may allow an IV to oral switch.

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

In anticipation of completing the advanced pre-clinical studies and the entry of a clinical candidate into man, we have completed the fermentation of the Sordarins core structure and GMP production of clinical trial batches.

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

In this context, we believe that our protein therapeutic / antibody program offers the following value propositions:

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

Our small molecule drug discovery programs are based on two unique technology platforms, whose competitive properties can be outlined as follow:

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

We believe our ability to create expanded libraries using minute samples of genetic material collected from diverse environments is an important factor to our success. Our need to use only small environmental samples results in minimal impact to the surrounding ecosystem, enabling us to enter into formal genetic resource access agreements. In 1997, we signed a Cooperative Research and Development Agreement with Yellowstone National Park, which was the first agreement of its kind for the U.S. National Park Service. To date, we have obtained samples, under legal agreements, from Alaska, Antarctica, Australia, Bermuda, Costa Rica, Ghana, Hawaii, Iceland, Indonesia, Kenya, Mexico, the Meadowlands Superfund site, Puerto Rico, Russia, and South Africa. We also access marine and terrestrial samples from Antarctica, as well as deep-sea hydrothermal vents off the shores of Costa Rica and the Pacific Northwest. Many of these samples are taken using deep-sea submersibles or remotely operated vehicles.

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

Current Alliances and Other Agreements

Our strategy includes pursuing strategic alliances with market leaders in our target markets. In exchange for selected rights to future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners’ established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees and research support payments, as well as milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of any products that result from the alliance. As of December 31, 2004, our strategic partners have provided us with $194.7 million in funding since inception and are also committed to fund at least an additional $91.5 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing.

Collaborative revenue accounted for 73% of total revenue for the year ended December 31, 2004, 86% of total revenue for the year ended December 31, 2003, and 96% of total revenue for the year ended December 31, 2002.

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

In December 1999, we formed a five-year strategic alliance with Syngenta Seeds AG, referred to below as Syngenta Seeds. Through a contract joint venture, named Zymetrics, we pursued opportunities jointly with Syngenta Seeds in the fields of animal feed and agricultural product processing. Both parties shared in the management of the venture and funded a portion of its sales and marketing costs. Under the agreement, Syngenta Seeds received exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay us $20.0 million for the rights granted under this agreement, of which $15.0 million was paid in February 2000 and $5.0 million was paid in June 2001. We recognized the technology access fee as revenue on a straight-line basis over the term of the agreement. We recognize research funding as the research is performed, and milestone payments are recognized as revenue when earned. We will receive a share of the profits in the form of royalties on any product sales.

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

Either party may terminate our research collaboration agreement with Syngenta upon the other party’s material uncured breach or default in the performance of any of its obligations under the research collaboration agreement or in the event the other party becomes subject to voluntary or undismissed involuntary bankruptcy or similar proceedings. In addition, our research collaboration agreement with Syngenta may be terminated by Syngenta in the event that we undergo a change of control while we are performing research under the research collaboration agreement and either the change of control transaction is with or involving any entity that is a competitor of Syngenta or its affiliates or, as a result of the change of control, Syngenta reasonably determines in its sole judgment that such change of control would have an adverse effect on our ability or the ability of the surviving entity to perform the research collaboration agreement’s research program.

In May 2004, we entered into an agreement with Syngenta that strengthened our research and product development alliance and continued the development and commercialization of novel animal feed enzymes beyond the five-year initial term of our 1999 Zymetrics joint venture agreement. Under the agreement, Syngenta has agreed to continue its collaboration with us in the area of animal feed enzymes on an exclusive basis in exchange for an exclusivity fee and continued research and development funding totaling over $10 million. As of November 30, 2004, the Zymetrics joint-venture related agreements expired in accordance with their terms.

Revenue recognized under the Syngenta agreements was $36.1 million, $29.2 million, and $13.5 million for the years ended December 31, 2004, 2003, and 2002.

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

Revenue recognized under the Dow agreements was $1.8 million, $10.7 million, and $16.1 million for the years ended December 31, 2004, 2003, and 2002.

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

GlaxoSmithKline plc

In July 2004, we entered into an agreement with GlaxoSmithKline to advance the development of an anti-infective compound initially discovered by GSK. This agreement represents an innovative approach to leverage and integrate core capabilities in process development and drug development of the respective companies to advance a novel anti-infective compound. Under the terms of this agreement, we will have the primary responsibility to develop the chemistry processes required to advance the compound into clinical development. Upon our achievement of specific performance criteria, GSK will have the option to further develop this compound and obtain exclusive worldwide commercialization rights in exchange for milestone payments, option and license fees, and royalties to us. If GSK decides not to exercise this option, then we will obtain development and commercialization rights to the compound in exchange for royalties to GSK.

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

Givaudan S.A.

In November 2004, we entered into a license agreement with Givaudan S.A. for Accentuase™-G enzyme, a novel enzyme product that significantly improves the efficient production of a natural flavor ingredient. As of the date we licensed this enzyme to Givaudan, the new proprietary biocatalytic process incorporating Accentuase-G enzyme had been successfully scaled up by Givaudan for commercial production. Under the terms of the collaborative agreement initiated in January 2002, we received a license fee and are entitled to receive royalties from Givaudan’s sales or use of the flavor ingredient. We will also manufacture the enzyme product for Givaudan under a supply agreement entered into concurrently with this license.

Merck & Co, Inc.

In December 2004, we entered into an agreement with Merck & Co., Inc. to collaborate on the development of therapeutic antibodies for a key target by applying our proprietary MedEv™ platform. Under the terms of the agreement, we received an upfront payment and will receive research funding.

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

Biodiversity Access Agreements

Through formal genetic resource access agreements, we have obtained genetic material from Alaska, Antarctica, Australia, Bermuda, Costa Rica, Hawaii, Iceland, Ghana, Indonesia, Kenya, Mexico, Puerto Rico, Russia, the San Diego Zoological Society, South Africa, and Yellowstone National Park. Pursuant to the terms of these agreements, we have obtained non-exclusive access to collect samples from diverse ecosystems, we own products developed and discoveries made from our use of the samples, and we pay a royalty to the other party on the sale of products derived from the samples. All of these agreements expire in 2008 or earlier, are renewable, and are all subject to earlier termination. If an access agreement terminates and a new agreement is not established, we will not collect any further materials from the specified location; however, we will retain the right to use any samples we have already collected.

Competition

We are a leader in the field of biomolecule discovery and optimization from biodiversity. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of competitors who are competent in various steps throughout our technology process. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc., Cambridge Antibody Technology, Medarex, Inc., and Morphosys AG are involved in the development of human monoclonal antibodies. A number of companies are marketing and selling anti-fungal therapeutics and/or have anti-fungal therapies under clinical development, including, but not limited to, Bristol-Myers Squibb, Fujisawa Pharmaceutical Company, Johnson & Johnson, Novartis, Pfizer, Schering-Plough, Connetics Corporation, Demegen, Gilead Sciences, Intermune, and Vicuron Pharmaceuticals. There are also a number of academic institutions involved in various phases of our technology process. Some of these competitors have significantly greater financial and human resources than we do.

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

Manufacturing Strategy

Our manufacturing strategy is to secure contract manufacturing relationships with qualified third parties possessing sufficient fermentation capacity to meet our commercial production requirements. We add supplemental equipment as required for our specific products, and place our own technical personnel on site at contract manufacturing facilities to plan and supervise our production. Our employees have extensive experience in scale-up and production of fermentation products, including industrial enzymes. We have cleared regulatory requirements for our first commercial enzymes, and are producing these products at commercial scale. We manufacture products for our own sales in addition to products produced under supply agreements for three of our partners. We have our own pilot development facility that is used for developing new products and processes, providing developmental quantities of products for internal and external use, and for producing commercial quantities of smaller-scale specialty products. We will continue to depend on contractual arrangements with third parties to provide the bulk of the capital infrastructure required for large-scale commercial manufacturing.

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

The European regulatory process for these classes of biologically derived products has undergone significant change in the recent past, as the EU attempts to replace country by country regulatory procedures with a consistent EU regulatory standard in each case. Some country-by-country regulatory oversight remains. Most other regions of the world generally accept either a United States or a European clearance together with a filing of associated data and information for their review of a new biologically derived product.

In the United States, transgenic agricultural products may be reviewed by the FDA, EPA, and USDA, depending on the plant and the trait engineered into it. The regulatory process for these agricultural products can take up to five years of field testing under USDA oversight, and up to another two years for applicable agencies to complete their reviews.

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

Drug Products

The development, manufacture, and marketing of drugs are subject to regulation by numerous governmental agencies in the United States and in other countries. The U.S. FDA and comparable regulatory agencies in other countries impose mandatory procedures and standards for the conduct of pre-clinical testing, clinical trials, and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug is likely to take a number of years and involve the expenditure of substantial resources. The steps required by the FDA before new drugs may be marketed in the United States include:

•	pre-clinical studies in in vitro and relevant animal species describing the toxicity and efficacy of a drug candidate;

•	a description of the process for producing the active pharmaceutical ingredient and manufacture of the drug product with appropriate process controls;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, or IND;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

•	submission to the FDA of a new drug application, or NDA; and

•	review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials are typically to test for safety/adverse effects, dose tolerance, absorption, biodistribution, metabolism, excretion, and clinical pharmacology. In some studies, it may be possible to gain preliminary evidence regarding efficacy using surrogate markers.

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

Prior to the commencement of marketing a new drug in other countries, approval by the regulatory agencies in these countries is required. The requirements governing the conduct of clinical trials and product approvals vary from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are recently harmonized procedures for unified filings for some European countries, in general, each country has its own procedures and requirements.

To date, we do not have any drug products and have not initiated clinical trials for any compound.

Proprietary Rights

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, to maintain trade secrets, to operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. As of December 31, 2004, we owned 212 issued patents relating to our technologies and had over 500 patents pending. In addition, as of December 31, 2004, we had in-licensed 148 patents or patent applications that we believe strengthen our patent position.

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

An interference proceeding has recently been declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by another company with allowable claims directed to optimization of immunomodulatory genetic vaccines. The interference was declared in February 2004. Preliminary motions are in front of the Board of Patent Appeals and Inteferences, and we await a decision.

Employees

As of December 31, 2004, we had 322 full-time employees, 116 of whom hold Ph.D. degrees. Of these employees, 279 were engaged in research and development and 43 were engaged in business development, finance and general administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

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

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained herein, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $33.4 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $200.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for 2005 will result from the same.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized seven products ourselves, Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ PB-100 enzyme, Bayovac® SRS, and blue and green fluorescent proteins, and four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Zymetrics, Inc., have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with Amgen, BASF, Bayer Animal Health, The Dow Chemical Company, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, Medarex, Merck and Xoma. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the year ended December 31, 2004, approximately 63% of our revenue was from affiliates of Syngenta AG and a major portion of our future committed funding is also to be received from affiliates of Syngenta AG. We expect to derive significant future revenue from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If we fail to enter into or maintain strategic alliance or collaboration agreements, or if any of these events occur, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase 160 enzyme, Pyrolase 200 enzyme, Quantum phytase, Phyzyme™ XP, Cottonase™ enzyme, and Luminase™ PB-100 enzyme under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements and from private lands under individual agreements with private landowners. If our access to materials under biodiversity access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2008 or earlier, are renewable, and are all subject to earlier termination. We have voluntarily ceased collections of further samples in Yellowstone National Park pending the park’s resolution of collection guidelines.

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

As disclosed in our Form 10-K for the year ended December, 31, 2003, an interference proceeding was declared in the U.S. Patent and Trademark Office in 2004 between a U.S. patent assigned to us and a pending U.S. patent owned by another company with allowable claims directed to optimization of immunomodulatory genetic vaccines. Other than this interference proceeding, we are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding, like the one described above, could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. As of December 31, 2004, we had 322 full-time employees. While we do not expect to significantly increase our headcount in the near future, if we add more projects, it may place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc., Cambridge Antibody Technology, Medarex, Inc., and Morphosys AG are involved in the development of human monoclonal antibodies. A number of companies are marketing and selling anti-fungal therapeutics and/or have anti-fungal therapies under clinical development, including, but not limited to, Bristol-Myers Squibb, Fujisawa Pharmaceutical Company, Johnson & Johnson, Novartis, Pfizer, Schering-Plough, Connetics Corporation, Demegen, Gilead Sciences, Intermune, and Vicuron Pharmaceuticals. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 54.5% of our outstanding common stock as of February 28, 2005. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of February 28, 2005, Syngenta and its affiliates controlled approximately 18% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

ITEM 2.	PROPERTIES.

Our executive offices and research and development facilities are currently located in adjacent 75,000 and 60,000 square foot buildings in San Diego, California. The facilities are leased through November 2015 and March 2017, respectively. We believe that our facilities are adequate to meet our current requirements.

ITEM 3.	LEGAL PROCEEDINGS.

In December 2002, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Diversa Corp. Initial Public Offering Sec. Litig., Case No. 02-CV-9699. In the amended complaint, the plaintiffs allege that we and certain of our officers and directors, and the underwriters (the “Underwriters”) of our initial public offering, or IPO, violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that our registration statement and prospectus prepared in connection with our IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Sec. Litig., Case No. 21 MC 92, in which similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (collectively, the “Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (collectively, the “IPO Cases”). On January 7, 2003, the IPO Case against us was assigned to United States Judge Shira Scheindlin of the Southern District of New York, before whom the IPO Cases have been consolidated for pretrial purposes.

In February 2003, the Court issued a decision denying the motion to dismiss the Sections 11 and 15 claims against us and our officers and directors, and granting the motion to dismiss the Section 10(b) claim against us without leave to amend. The Court similarly dismissed the Sections 10(b) and 20 claims against two of our officers and directors without leave to amend, but denied the motion to dismiss these claims against one officer/director.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. The tentative settlement also provides that, in the event that Plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the Underwriters in the IPO Cases and related litigation, Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In the event, for example, the Plaintiffs recover nothing in judgment against the Underwriter defendants in the IPO Cases and the Issuers’ insurers therefore become liable to the Plaintiffs for an aggregate of $1 billion pursuant to the settlement proposal, the pro rata liability of our insurers, with respect to us, would be $4 million, assuming that 250 Issuers which approved the settlement proposal, and their insurers, were operating and financially viable as of the settlement date. We are covered by a claims-made liability insurance policy which would satisfy our insurer’s pro rata liability described in this hypothetical example.

In June 2004, we executed a settlement agreement with the plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

The Company is also, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In our opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Our common stock is traded on the Nasdaq National Market under the symbol DVSA. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
2004
First Quarter	$12.30	$7.95
Second Quarter	10.52	8.31
Third Quarter	10.26	7.20
Fourth Quarter	9.50	7.92

	High	Low
2003
First Quarter	$10.26	$6.39
Second Quarter	11.58	9.00
Third Quarter	12.08	7.40
Fourth Quarter	9.72	6.80

As of February 28, 2005, there were approximately 176 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On February 28, 2005, the last sale price reported on the Nasdaq National Market for our common stock was $6.64 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

(b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act (No. 333-92853) relating to our initial public offering of common stock, was February 11, 2000. In addition, in accordance with Rule 462(b) under the Securities Act, we filed a subsequent registration statement on Form S-1 (No. 333-30290) that related to the first registration statement that we had filed for our initial public offering of common stock, and the effective date of that subsequent registration statement was February 14, 2000. Under the two registration statements, we sold a total of 8,337,500 shares of our common stock at a price of $24.00 per share to an underwriting syndicate led by Bear, Stearns & Co. Inc., Chase H&Q, and Deutsche Banc Alex. Brown. Of these 8,337,500 shares, 1,087,500 were issued upon exercise of the underwriters’ over-allotment option. The initial public offering resulted in gross proceeds of $200.1 million, $14.0 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. Net proceeds to us were approximately $184.5 million. From the time of receipt through December 31, 2004, approximately $14.8 million of the net proceeds had been used to purchase property and equipment and approximately $71.7 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

The equity compensation plan information required by this item is incorporated by reference to Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this annual report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2004, 2003, and 2002, and with respect to our balance sheets at December 31, 2004 and 2003 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, which are included elsewhere in this report, and are qualified by reference to such consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001, and 2000 are derived from our audited consolidated financial statements that are not included in this report. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative revenue	$41,897	$41,980	$30,276	$34,936	$22,883
Grant revenue	10,241	3,923	1,047	910	1,263
Product-related revenue	5,412	3,056	332	193	155

Total revenue	57,550	48,959	31,655	36,039	24,301
Operating expenses:
Cost of goods sold	3,698	2,997	66	30	46
Research and development	73,405	70,657	50,096	48,042	26,225
Write-off of acquired in-process research and development	—	19,478	—	—	—
Selling, general and administrative	11,607	12,181	10,269	10,102	7,094
Amortization of acquired intangible assets	2,598	2,290	156	156	156
Non-cash, stock-based compensation	—	131	701	2,544	9,869

Total operating expenses	91,308	107,734	61,288	60,874	43,390
Operating loss	(33,758)	(58,775)	(29,633)	(24,835)	(19,089)
Interest and other income, net	333	1,079	1,646	9,171	11,025

Net loss	(33,425)	(57,696)	(27,987)	(15,664)	(8,064)
Dividends payable to preferred stockholders	—	—	—	—	(310)
Net loss applicable to common stockholders	$(33,425)	$(57,696)	$(27,987)	$(15,664)	$(8,374)

Net loss per share, basic and diluted	$(0.77)	$(1.39)	$(0.79)	$(0.44)	$(0.27)

Weighted average shares outstanding	43,416	41,592	35,650	35,243	30,836

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$98,193	$127,483	$163,096	$190,700	$211,256
Working capital	82,931	104,609	142,394	172,049	199,223
Total assets	184,056	221,323	197,197	227,678	235,261
Long-term debt, less current portion	8,825	10,131	11,884	12,421	8,182
Stockholders’ equity	150,946	181,443	157,315	183,614	194,074

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements related to investments in our core technologies, investments in our internal product candidates, our future revenues and net losses, and our future capital requirements, all of which are prospective. Such statements are only predictions, and the actual events or results may differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors Related to Our Business.”

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins and (b) protein therapeutics, including antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, chemical, and industrial applications, such as enzymes, as well as protein therapeutics and orally active drugs with pharmaceutical applications. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are animal care, fiber processing, nutritional oils, and anti-infective therapies. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Bayer Animal Health, Danisco Animal Nutrition, DSM Pharma Chemicals, DuPont Bio-Based Materials, GlaxoSmithKline plc, Medarex, Merck, and Xoma. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company.

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

In May 2004, we entered into an agreement with Syngenta that strengthened our research and product development alliance and continued the development and commercialization of novel animal feed enzymes beyond the five-year initial term of our 1999 Zymetrics joint venture agreement. Under the agreement, Syngenta has agreed to continue its collaboration with us in the area of animal feed enzymes on an exclusive basis in exchange for an exclusivity fee and continued research and development funding totaling over $10 million.

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

For the year ended December 31, 2004, revenue increased 18% compared to the year ended December 31, 2003. The increase in revenue was primarily due to increases in grant revenue and revenue associated with the Company’s recently introduced products. Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants. Our strategic partners have provided us with $194.7 million in funding from our inception through December 31, 2004, and are also committed to fund at least an additional $91.5 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of December 31, 2004, we had deferred revenue totaling $5.9 million.

We have incurred net losses since our inception. As of December 31, 2004, our accumulated deficit was $200.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Years Ended December 31, 2004 and 2003

Revenue

Our revenue increased $8.6 million or 18% to $57.6 million for the year ended December 31, 2004 from $49.0 million for the year ended December 31, 2003. This increase was due to an increase of $6.3 million in grant revenue, and an increase in product related-revenue of $2.4 million. Collaborative revenue, which totaled $41.9 million was consistent with 2003 collaborative revenue, and accounted for 73% of total revenue for the year ended December 31, 2004 and 86% of total revenue for the year ended December 31, 2003. For 2005, we expect collaborative revenue to decrease as a percentage of total revenue as our product-related revenues increase.

Cost of Goods Sold

Cost of goods sold includes manufacturing and other costs associated with our product related revenues. For the year ended December 31, 2004, these costs increased $0.7 million to $3.7 million compared to $3.0 million for the year ended December 31, 2003. This increase resulted from higher product-related revenue. Cost of goods sold was 68% of product-related revenues in 2004 compared to 98% of product-related revenues for the year ended December 31, 2003. We expect that the cost of goods sold will continue to decrease as a percentage of product-related revenue as our product-related revenues increase. However, this is dependent upon the mix of product-related sales as the cost of goods sold varies from product to product.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by type of project. However, we do not track other research and development costs by project; rather, we track such costs by the type of cost incurred.

For the year ended December 31, 2004, we estimate that approximately 60% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that 40% were spent on internal product and technology development. Our research and development expenses increased $2.7 million to $73.4 million for the year ended December 31, 2004 from $70.7 million for the year ended December 31, 2003. The increase was primarily due to an increase of $3.7 million for outside services related to legal costs for protection and maintenance of intellectual property as well as costs associated with regulatory and grant activities. This increase was somewhat offset by a decrease in facilities related costs including a $1.6 million reduction in information technology costs.

Costs for research and development personnel for the year ended December 31, 2004 increased by $0.6 million over the year ended December 31, 2003. Our research staff decreased to 279 at December 31, 2004 from 305 at December 31, 2003. The decrease in staff was primarily due to a realignment of our workforce in late 2004 to more closely focus on the sales and marketing of our new and existing products and the development of other product candidates.

Research and development direct costs and unallocated costs incurred by type of project during the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Collaborations:

Syngenta	$7,780,000	$8,444,000
Other	3,918,000	2,509,000

Total collaborations	11,698,000	10,953,000
Grants	5,484,000	2,903,000
Internal development	11,698,000	14,394,000
Unallocated	44,525,000	42,407,000

	$73,405,000	$70,657,000

Research and development costs based upon type of cost incurred for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Personnel related	$28,880,000	$28,250,000
Laboratory and supplies	9,191,000	8,808,000
Outside services	10,331,000	6,601,000
Equipment and depreciation	9,147,000	8,062,000
Facilities and other	15,856,000	18,936,000

	$73,405,000	$70,657,000

We have only recently launched our first products. Additionally, we have several product candidates in various stages of research related to collaborations and grants as well as internally developed products. It can take many years from the initial decision to perform research through development until products, if any, are ultimately marketed. The outcome of research is unknown until each stage of testing is completed, up through and including clinical trials and regulatory approvals. Accordingly we are unable to predict which potential product candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in our risk factors.

As a result of the change in our workforce noted above, we anticipate that personnel costs incurred in 2005 related to research and development will be reduced from 2004 levels. However we expect that this savings will be offset by increases in preclinical and clinical costs. In total, we expect 2005 research and development costs to approximate their 2004 levels.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $0.6 million to $11.6 million for the year ended December 31, 2004 from $12.2 million for the year ended December 31, 2003. The decrease was primarily attributable to reduced salary expense associated with employee bonuses and lower administrative costs associated with Zymetrics, Inc., our former contract joint venture, which is now managed exclusively by Syngenta. Included in selling, general and administrative expenses for the year ended December 31, 2004, is $520,000 in third-party consulting and attestation services related to compliance with Sarbanes-Oxley Section 404. We estimate that the total cost of compliance with this rule through the filing of this Annual Report on Form 10-K will approximate $875,000, excluding internal labor costs.

Amortization of Acquired Intangible Assets

For the year ended December 31, 2004, we recorded amortization of acquired intangible assets of approximately $2.6 million, compared to $2.3 million for the year ended December 31, 2003. The increase was associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta.

Non-Cash, Stock-Based Compensation Charges

For the year ended December 31, 2004, we did not incur any amortization charges of deferred compensation, as it was fully amortized at the end of 2003.

Interest Income, net

Interest income on cash and short-term investments was $1.8 million for the year ended December 31, 2004 compared to $3.5 million for the year ended December 31, 2003. The decrease was primarily due to lower average cash balances during 2004. Interest expense was $1.7 million and $1.4 million for the years ended December 31, 2004 and 2003.

Other Income (Expense), net

We recorded other income of $0.2 million for the years ended December 31, 2004 and 2003. Other income is the result of miscellaneous projects undertaken for customers which are not related to our core business.

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

Costs related to Zymetrics, Inc., our joint venture with Syngenta Seeds AG, are recorded as selling, general and administrative expense as incurred, as we do not have an ownership interest in Zymetrics, Inc., which is managed exclusively by Syngenta.

Provision for Income Taxes

For the years ended December 31, 2004 and 2003, we incurred net operating losses and, accordingly, did not record a provision for income taxes. As of December 31, 2004, we had federal net operating loss carry-forwards of approximately $147.8 million, which begin to expire in 2011 unless utilized. Our net operating loss carry-forwards for state tax purposes were approximately $35.8 million as of December 31, 2004, which will begin to expire in 2006 unless utilized. We also had federal research credits of approximately $5.0 million which will begin to expire in 2011, California research credits of approximately $3.4 million which will carryover indefinitely, and California manufacturer’s investment credits of approximately $0.7 million which will begin to expire in 2010. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating loss carry-forwards and credits.

Years Ended December 31, 2003 and 2002

Revenue

Our revenue increased $17.3 million to $49.0 million for the year ended December 31, 2003 from $31.7 million for the year ended December 31, 2002. This increase was due to an increase in research funding of $11.7 million primarily from our research collaboration with Syngenta and revenue associated with the restructuring of our Innovase joint venture, increased grant revenue of $2.9 million, and new product sales of $2.7 million. Collaborative revenue accounted for 86% of total revenue for the year ended December 31, 2003 and 96% of total revenue for the year ended December 31, 2002.

Cost of Goods Sold

Cost of goods sold includes manufacturing and other costs associated with our product related revenues. For the year ended December 31, 2003, these costs increased $2.9 million to $3.0 million compared to $0.1 million for the year ended December 31, 2002. This increase resulted from higher product-related revenue from our newly launched products. Cost of goods sold was 98% of product-related revenues in 2003.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by type of project. However, we do not track our other research and development costs by project; rather, we track such costs by the type of cost incurred.

For the year ended December 31, 2003, we estimate that approximately 49% of our research and development personnel expenditures were spent on research activities funded by our collaborators and grants and that 51% were spent on internal product and technology development. Our research and development expenses increased $20.6 million to $70.7 million for the year ended December 31, 2003 from $50.1 million for the year ended December 31, 2002. The increase was primarily due to personnel costs which increased by $9.1 million for the year ended December 31, 2003 over the year ended December 31, 2002. Our research staff increased from 228 at December 31, 2002 to 305 at December 31, 2003. Costs for research supplies for the year ended December 31, 2003 increased by $2.3 million compared to the year ended December 31, 2002. The increase in personnel costs and supplies was primarily attributable to the additional 71 researchers we hired from TMRI in conjunction with the February 2003 Syngenta collaboration agreement. Facility costs, including equipment and depreciation, for the year ended December 31, 2003 increased $7.1 million over the year ended December 31, 2002. The increase was primarily attributable to higher depreciation and maintenance costs as a result of increased capital equipment to support our headcount growth and our internal product and technology developments, as well as costs related to our second research and development facility, which we began to occupy in April 2002. Outside service costs included in research and development, increased $1.9 million compared to the prior year. The increase was primarily attributable to pre-clinical development costs incurred as a result of the acquisition of the antifungal program from Glaxo Wellcome S.A. in July 2003.

Research and development expenses for the years ended December 31, 2003 and 2002 are net of non-cash stock-based compensation charges of $38,000 and $0.2 million, respectively.

Research and development direct costs and unallocated costs incurred by type of project during the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Collaborations:

Syngenta	$8,444,000	$5,160,000
Other	2,509,000	2,598,000

Total collaborations	10,953,000	7,758,000
Grants	2,903,000	3,637,000
Internal development	14,394,000	7,758,000
Unallocated	42,407,000	30,943,000

	$70,657,000	$50,096,000

Research and development costs based upon type of cost incurred for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Personnel related	$28,250,000	$19,153,000
Laboratory and supplies	8,808,000	6,473,000
Outside services	6,601,000	4,689,000
Equipment and depreciation	8,062,000	5,944,000
Facilities and other	18,936,000	13,837,000

	$70,657,000	$50,096,000

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

Costs related to Zymetrics, Inc., our joint venture with Syngenta Seeds AG, are recorded as selling, general and administrative expense as incurred, as we do not have an ownership interest in Zymetrics, Inc.

Provision for Income Taxes

For the years ended December 31, 2003 and 2002, we incurred net operating losses and, accordingly, did not record a provision for income taxes. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $116.2 million, which begin to expire in 2011 unless utilized. Our net operating loss carryforwards for state tax purposes were approximately $71.6 million as of December 31, 2003, which will begin to expire in 2006 unless utilized. We also had federal research credits of approximately $3.8 million which will begin to expire in 2011, California research credits of approximately $2.6 million which will carryover indefinitely, and California manufacturer’s investment credits of approximately $1.4 million which will begin to expire in 2010. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating loss carryforwards and credits.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners have provided us with $194.7 million in funding from our inception through December 31, 2004, and are also committed to fund at least an additional $91.5 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As of December 31, 2004, we had cash, cash equivalents, and short-term investments of approximately $98.2 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. In December 2003, we entered into a new equipment financing line of credit with a lender to finance up to $9.8 million in equipment purchases through March 2005. As of December 31, 2004, we had $0.6 million available under the existing arrangement. Also, in June 2004, we entered into an additional equipment financing line of credit with a lender to finance up to $7.0 million in equipment purchases related to our manufacturing agreement with Fermic, S.A. de C.V (“Fermic”) in Mexico. As of December 31, 2004, we had utilized $5.1 million under this arrangement.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V. to provide us with the capacity to produce commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through December 31, 2004, we had incurred costs of approximately $7.9 million for equipment related to the manufacturing agreement. During 2005, we anticipate funding approximately $2.7 million in additional equipment costs related to the manufacturing agreement. Additionally, as we continue to develop internal products and our pharmaceutical platforms, we will be required to purchase additional equipment.

We currently have 279 researchers working on partnered and internally funded projects. We anticipate the cost of capital equipment required to support the ongoing needs of our existing researchers will be approximately $7.0 million in 2005.

We anticipate funding our capital requirements in 2005 through our existing line of credit, with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $22.4 million for the year ended December 31, 2004 compared to $27.2 million in the year ended December 31, 2003. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $33.4 million, partially offset by non-cash charges of $18.0 million.

Our investing activities provided cash of $34.4 million for the year ended December 31, 2004 compared to $24.9 million of cash provided in the year ended December 31, 2003. Our investing activities consisted primarily of a net decrease in short-term investments of $42.0 million, partially offset by purchases of property and equipment of $7.7 million.

Our financing activities provided cash of $1.3 million for the year ended December 31, 2004 compared to $2.7 million for the year ended December 31, 2003. Our financing activities consisted primarily of borrowings under notes payable of $9.1 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $3.5 million, partially offset by payments on notes payable and capital leases of $11.3 million.

The following table summarizes our contractual obligations at December 31, 2004.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$17,617,000	$8,792,000	$8,364,000	$461,000	$—
Capital lease obligations	190,000	190,000	—	—	—
Operating leases	60,111,000	4,423,000	9,293,000	9,944,000	36,451,000
Fermic-related obligations	16,200,000	3,240,000	12,960,000	—	—
License and research agreements	2,215,000	564,000	851,000	375,000	425,000

Total Contractual Obligations	$96,333,000	$17,209,000	$31,468,000	$10,780,000	$36,876,000

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations and grants will be sufficient to fund our working and other capital requirements for at least the next two years, including amounts required to fund internal research and development and enhancements of our core technologies as well as the potential costs of acquiring businesses, technologies, or products that we believe are a strategic fit with our business. In particular, we may evaluate acquisition opportunities that represent a strategic fit to our anti-infectives focus, or would allow us to expand our capabilities further downstream in the drug development process. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our collaborations and achieve milestones under them and our ability to establish new collaborative relationships, our ability, alone or with our collaborative partners, to commercialize products successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or collaborations, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of December 31, 2004, we had long-lived assets with a net book value of $74.2 million.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2004, we had $79.8 million in deferred tax assets, which were fully offset by a valuation allowance.

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

Segment Reporting

As of December 31, 2004, the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the consolidated financial statements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We currently expect to adopt SFAS 123(R) effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123(R), based on stock options granted through December 31, 2004, and stock options that may be granted during 2005, we expect that the adoption of SFAS 123(R) will have a significant impact on our consolidated operating results, but not on our consolidated balance sheet. Beginning in 2005, the Company expects to continue to grant employee incentive stock options; however, the Company also expects to evolve its employee compensation strategy to potentially include a combination of stock options and restricted stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and to a lesser extent to foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at December 31, 2004 and 2003 by $0.5 million and $0.8 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized due to the less than material amount of such obligations. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diversa Corporation

We have audited the accompanying consolidated balance sheets of Diversa Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversa Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diversa Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

March 10, 2005

DIVERSA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$33,796,000	$20,506,000
Short-term investments	64,397,000	106,977,000
Accounts receivable	5,771,000	5,416,000
Other current assets	3,252,000	1,459,000

Total current assets	107,216,000	134,358,000
Property and equipment, net	27,019,000	32,123,000
Acquired intangible assets, net	47,201,000	52,406,000
Other assets	2,620,000	2,436,000

Total assets	$184,056,000	$221,323,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,195,000	$2,753,000
Accrued liabilities	7,216,000	5,829,000
Deferred revenue	5,892,000	11,314,000
Current portion of capital lease obligations	190,000	513,000
Current portion of notes payable	8,792,000	9,340,000

Total current liabilities	24,285,000	29,749,000
Capital lease obligations, less current portion	—	190,000
Notes payable, less current portion	8,825,000	9,941,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock–$0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock–$0.001 par value; 90,000,000 shares authorized, 43,730,000 and 43,051,000 shares issued and outstanding at December 31, 2004 and 2003	44,000	43,000
Additional paid-in capital	351,736,000	348,279,000
Accumulated deficit	(200,497,000)	(167,072,000)
Accumulated other comprehensive (loss) income	(337,000)	193,000

Total stockholders’ equity	150,946,000	181,443,000

Total liabilities and stockholders’ equity	$184,056,000	$221,323,000

See accompanying notes.

DIVERSA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenue:
Collaborative	$41,897,000	$41,980,000	$30,276,000
Grant	10,241,000	3,923,000	1,047,000
Product-related	5,412,000	3,056,000	332,000

Total revenue	57,550,000	48,959,000	31,655,000
Operating expenses:
Cost of goods sold	3,698,000	2,997,000	66,000
Research and development	73,405,000	70,657,000	50,096,000
Write-off of acquired in-process research and development	—	19,478,000	—
Selling, general and administrative	11,607,000	12,181,000	10,269,000
Amortization of acquired intangible assets	2,598,000	2,290,000	156,000
Non-cash, stock-based compensation	—	131,000	701,000

Total operating expenses	91,308,000	107,734,000	61,288,000

Loss from operations	(33,758,000)	(58,775,000)	(29,633,000)
Other income (expense)	230,000	227,000	(770,000)
Equity in loss of joint venture	—	(1,255,000)	(2,532,000)
Interest income	1,767,000	3,541,000	6,459,000
Interest expense	(1,664,000)	(1,434,000)	(1,511,000)

Net loss	$(33,425,000)	$(57,696,000)	$(27,987,000)

Net loss per share, basic and diluted	$(0.77)	$(1.39)	$(0.79)

Shares used in calculating net loss per share, basic and diluted	43,416,000	41,592,000	35,650,000

See accompanying notes.

DIVERSA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2002	35,500,802	$36,000	$263,626,000	$(734,000)	$(81,389,000)	$2,075,000	$183,614,000
Comprehensive income (loss):
Net loss	—	—	—	—	(27,987,000)	—	(27,987,000)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(439,000)	(439,000)

Comprehensive loss							(28,426,000)
Issuance of common stock under stock plans	268,653	—	1,426,000	—	—	—	1,426,000
Non-cash compensation related to stock options	—	—	98,000	—	—	—	98,000
Amortization of deferred compensation	—	—	—	603,000	—	—	603,000

Balance at December 31, 2002	35,769,455	36,000	265,150,000	(131,000)	(109,376,000)	1,636,000	157,315,000
Comprehensive income (loss):
Net loss	—	—	—	—	(57,696,000)	—	(57,696,000)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(1,443,000)	(1,443,000)

Comprehensive loss							(59,139,000)
Issuance of common stock under stock plans	439,716	—	1,758,000	—	—	—	1,758,000
Issuance of common stock in connection with strategic transactions	6,841,856	7,000	81,371,000	—	—	—	81,378,000
Amortization of deferred compensation	—	—	—	131,000	—	—	131,000

Balance at December 31, 2003	43,051,027	43,000	348,279,000	—	(167,072,000)	193,000	181,443,000
Net loss	—	—	—	—	(33,425,000)	—	(33,425,000)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(530,000)	(530,000)

Comprehensive loss							(33,955,000)
Issuance of common stock under stock plans	679,252	1,000	3,457,000	—	—	—	3,458,000

Balance at December 31, 2004	43,730,279	$44,000	$351,736,000	$—	$(200,497,000)	$(337,000)	$150,946,000

See accompanying notes.

DIVERSA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(33,425,000)	$(57,696,000)	$(27,987,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,964,000	16,823,000	9,131,000
Write-off of acquired in-process research and development	—	19,478,000	—
Non-cash, stock-based compensation	—	131,000	701,000
Unrealized loss on warrants held by the Company	—	—	883,000
Change in operating assets and liabilities:
Accounts receivable, net	(355,000)	(3,393,000)	916,000
Other current assets	(1,793,000)	(322,000)	639,000
Other assets	(184,000)	(1,561,000)	(635,000)
Accounts payable	(558,000)	(1,380,000)	(311,000)
Accrued liabilities	1,387,000	1,432,000	(2,650,000)
Deferred revenue	(5,422,000)	(761,000)	(3,395,000)

Net cash used in operating activities	(22,386,000)	(27,249,000)	(22,708,000)

Investing activities:
Purchases of property and equipment	(7,654,000)	(9,387,000)	(8,058,000)
Purchases of investments	(42,876,000)	(128,774,000)	(197,936,000)
Sales and maturities of investments	84,925,000	163,338,000	175,825,000
Other	—	(270,000)	270,000

Net cash provided by (used in) investing activities	34,395,000	24,907,000	(29,899,000)

Financing activities:
Principal payments on capital leases	(513,000)	(953,000)	(1,032,000)
Proceeds from notes payable	9,077,000	8,858,000	7,392,000
Principal payments on notes payable	(10,741,000)	(6,928,000)	(4,456,000)
Net proceeds from issuance of common stock	3,458,000	1,758,000	1,426,000

Net cash provided by financing activities	1,281,000	2,735,000	3,330,000

Net increase (decrease) in cash and cash equivalents	13,290,000	393,000	(49,277,000)
Cash and cash equivalents at beginning of year	20,506,000	20,113,000	69,390,000

Cash and cash equivalents at end of year	$33,796,000	$20,506,000	$20,113,000

Supplemental disclosure of cash flow information:
Interest paid	$1,541,000	$1,416,000	$1,452,000

See accompanying notes.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

The Company

The Company applies proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, and (b) protein therapeutics, including antibodies, which are binding proteins. The Company is directing its integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, chemical, and industrial applications, such as enzymes, as well as protein therapeutics and orally active drugs with pharmaceutical applications.

Basis of Consolidation

The consolidated financial statements include our financial statements and those of our wholly-owned, United States based, subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Short-term Investments

Based on the nature of the assets held by the Company and management’s investment strategy, the Company’s investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported as a separate component of comprehensive income. At December 31, 2004, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Allowance for Doubtful Accounts.

The Company’s accounts receivable consist of amounts due from customers for the sale of products, amounts due from governmental agencies for costs incurred under funded projects, and amounts due from

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate partners under various collaboration agreements. The Company maintains an allowance for potentially uncollectible accounts receivable arising from our customers’ inability to make required payments. The Company has a limited number of accounts receivable and uses the specific identification method as a basis for determining this estimate. The Company did not maintain an allowance for doubtful accounts for the years ended December 31, 2004 or 2003.

Inventories

Inventories, included in Other Assets, are valued at the lower of cost (first in, first out) or market value and, if necessary, are reduced by an estimated allowance for excess and obsolete inventories. The determination of the need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as, judgments, quality control testing data, and assumptions about the likelihood of obsolescence. The Company did not maintain any such valuation allowances for the years ended December 31, 2004 and 2003.

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

During the years ended December 31, 2004, 2003 and 2002, the Company had collaborative research agreements that accounted for 73%, 86%, and 96% of total revenue. Two customers accounted for 63% and 3%, 60% and 22%, and 43% and 51%, of the Company’s total revenue for the years ended December 31, 2004, 2003, and 2002.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets. For the years ended December 31, 2004, 2003, and 2002, the Company recorded depreciation expense of $12,757,000, $12,562,000, and $8,975,000, which includes the depreciation of assets reported under capital leases.

Acquired Intangible Assets

In accordance with Accounting Principles Board Opinion (“APB”) No. 17, Accounting for Intangible Assets, the Company’s intangible assets, which all fall into one intangible asset class, are recorded at cost and are amortized over their estimated useful lives, which range from seven to sixteen years. For purposes of evaluating impairment of the acquired intangible assets, the Company compares the carrying values and estimated future cash flows of both the acquired assets and the Company’s internally developed technologies on a combined basis. Acquired intangible assets are presented net of accumulated amortization of $10,211,000 and $5,006,000 as of December 31, 2004 and 2003. The estimated annual amortization for acquired intangible assets through December 31, 2009 is approximately $5.2 million, of which approximately $2.6 million will be recorded as a reduction of revenue as it relates to the research collaboration.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2004.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and amortized over the life of the project. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage of completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. The Company recognizes revenue only on payments that are non-refundable and defers recognition until performance obligations have been completed. For license agreements where the Company grants the licensee extended payment terms, revenue is deferred and recognized on a cash basis as payments are received.

Research and Development

Research and development expenses, including direct and allocated expenses, consist of independent research and development costs, as well as costs associated with sponsored research and development. Research and development costs are expensed as incurred.

Cost of Goods Sold

Cost of goods sold includes manufacturing and other costs associated with our product-related revenues.

Income Taxes

Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities, as well as the expected future tax benefit to be derived from tax loss and credit carry-forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax assets and liabilities. Valuation allowances are established

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The effect of tax rate changes is reflected in income tax expense (benefit) during the period in which such changes are enacted. The Company has provided a full valuation allowance against any deferred tax assets.

Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically re-measured as the underlying options vest (see Note 8).

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For 2004, 2003, and 2002, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 2.65% to 3.96%, 2.26% to 3.46%, and 2.86% to 4.80%; dividend yield of 0%; volatility factor of 49% to 71%, 49% to 65%, and 61%, respectively; and a weighted-average expected life of the options of three years. Based on these assumptions, the weighted-average fair value of options granted during 2004, 2003, and 2002 was $4.38, $3.48, and $4.85.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(33,425)	$(57,696)	$(27,987)
Add: Stock-based compensation expense included in reported net loss	—	131	701
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(8,420)	(8,487)	(9,474)

Pro forma net loss	$(41,845)	$(66,052)	$(36,760)

Basic and diluted net loss per share, as reported	$(0.77)	$(1.39)	$(0.79)
Pro forma basic and diluted net loss per share	$(0.96)	$(1.59)	$(1.03)

In connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation, representing the difference between the exercise price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is amortized to expense over the vesting period of the options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, which permits an accelerated amortization methodology. As the deferred compensation was fully amortized as of December 31, 2003, no amortization expense was recorded during the year ended December 31, 2004. During the years ended December 31, 2003 and 2002, the Company recorded amortization of deferred stock compensation expense of approximately $0.1 million and $0.6 million.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income Loss

Comprehensive income loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive income loss in its Consolidated Statements of Stockholders’ Equity.

Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders	$(33,425,000)	$(57,696,000)	$(27,987,000)
Net loss per share, basic and diluted	$(0.77)	$(1.39)	$(0.79)
Weighted-average shares used in computing net loss per share, basic and diluted	43,416,000	41,592,000	35,650,000

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 9,797,000, 8,262,000, and 5,248,000, for the years ended December 31, 2004, 2003, and 2002. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

Segment Reporting

As of December 31, 2004, the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS 123. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We currently expect to adopt SFAS 123(R) effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123(R), based on stock options granted through December 31, 2004, and stock options that may be granted during 2005, we expect that the adoption of SFAS 123(R) will have a significant impact on our consolidated financial statements.

2.	Balance Sheet Details

Short-term investments consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
December 31, 2004
Corporate debt securities	$23,438,000	$9,000	$(97,000)	$23,350,000
U.S. Government and agency obligations	41,296,000	7,000	(256,000)	41,047,000

	$64,734,000	$16,000	$(353,000)	$64,397,000

December 31, 2003
Corporate debt securities	$57,186,000	$134,000	$(64,000)	$57,256,000
U.S. Government and agency obligations	49,598,000	194,000	(71,000)	49,721,000

	$106,784,000	$328,000	$(135,000)	$106,977,000

The estimated fair value of available for sale securities, by contractual maturity is as follows at December 31, 2004:

	2004		2003
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$49,244,000	$48,791,000	$53,544,000	$53,696,000
Due between one and two years	15,490,000	15,606,000	53,240,000	53,281,000

	$64,734,000	$64,397,000	$106,784,000	$106,977,000

At December 31, 2004, all of the Company’s investments mature within three years with an average maturity of approximately five months.

The Company evaluates the realizable value of its short term investments. When assessing short term investments for other-than-temporary declines in value, the Company considers such factors as how significant the decline in value is as a percentage of the original cost and how long the market value of the investment has been below its original cost. If events and circumstances indicate that a decline in the value of these assets has occurred, and is other than temporary, the Company records a charge to investment income (expense). The Company has not incurred any such charges for the years ended December 31, 2004, 2003, or 2002.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross realized gains from the sale of cash equivalents and marketable securities were approximately $60,000, $913,000, and $541,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Gross realized losses from the sale of cash equivalents and marketable securities were approximately $186,000, $135,000, and $155,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Accounts receivable consist of the following:

	December 31,
	2004	2003
Trade	$1,494,000	$545,000
Grants	1,573,000	1,172,000
Collaborators	2,698,000	3,668,000
Other	6,000	31,000

	$5,771,000	$5,416,000

Other current assets consist of the following:

	December 31,
	2004	2003
Inventory	$1,583,000	$94,000
Prepaid expenses	1,669,000	1,365,000

	$3,252,000	$1,459,000

Property and equipment consist of the following:

	December 31,
	2004	2003
Laboratory equipment	$47,407,000	$39,911,000
Computer equipment	14,013,000	14,272,000
Leasehold improvements	7,253,000	7,110,000
Furniture and fixtures	5,107,000	4,864,000

	73,780,000	66,157,000
Accumulated depreciation and amortization:	(46,761,000)	(34,034,000)

	$27,019,000	$32,123,000

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Outside services	$2,794,000	$548,000
Vacation	1,272,000	1,418,000
Professional fees	928,000	328,000
Other employee costs	755,000	809,000
Bonuses	150,000	1,907,000
Other	1,317,000	819,000

	$7,216,000	$5,829,000

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Significant Strategic Alliances

The Company has a number of strategic alliances and relationships, the more significant of which include the following:

Syngenta

In 1999, the Company entered into a strategic alliance with Syngenta Biotechnology, Inc. (formerly Syngenta Agribusiness Biotechnology Research, Inc.) (“Syngenta Biotechnology”). Under the agreement, the Company received research funding from Syngenta Biotechnology to conduct multiple independent research projects with the intention of identifying and developing biomolecules that meet the scientific specifications of Syngenta Biotechnology. In conjunction with the transaction, Syngenta Biotechnology purchased 5,555,556 shares of Series E convertible preferred stock, paid a technology access fee, and provided project research funding to the Company, for aggregate total proceeds of $12.5 million.

Also in 1999, the Company formed a five-year strategic alliance with Syngenta Seeds AG (“Syngenta Seeds”). Through a contract joint venture, named Zymetrics, Inc., the Company and Syngenta Seeds jointly pursued opportunities in the field of animal feed and agricultural product processing. Under the agreement, both parties shared in the management of the venture and funded a portion of the sales and marketing costs of this venture. Under the agreement, Syngenta Seeds received exclusive, worldwide rights in the field of animal feed and project exclusive, worldwide rights in the field of agricultural product processing. Syngenta Seeds agreed to pay $20.0 million for the rights granted under this agreement. The technology access fee was recognized as revenue on a straight-line basis over the term of the agreement. Research funding is recognized as the research is performed, and milestone payments are recognized as revenue when earned. The Company will receive a share of the profits in the form of royalties on any product sales. As the Company does not have an ownership interest in Zymetrics, the Company records expenses associated with the joint venture as a component of selling, general, and administrative expenses as they are incurred.

During 2003, the Company completed a series of transactions with Syngenta Participations AG (“Syngenta”) and its wholly-owned subsidiary, the Torrey Mesa Research Institute (“TMRI”). Under the transactions, the companies formed an extensive research collaboration whereby the Company is entitled to receive a minimum of $118.0 million in research and development funding over the initial seven-year term of the related research collaboration agreement and will be eligible to receive certain milestone payments and royalties upon product development and commercialization. Additionally, the Company acquired certain intellectual property rights licenses from Syngenta used in activities conducted at TMRI that primarily involve tools, technologies and methods relating to proteomics, metabolomics, RNA dynamics, and bioinformatics and methods to analyze and link these components of genomics or that primarily relate to TMRI’s fungal program, for use outside of Syngenta’s exclusive field as defined in the research collaboration agreement. The Company also purchased certain property and equipment from TMRI and assumed certain miscellaneous liabilities under equipment maintenance contracts.

Upon closing, the Company issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase 1,293,211 shares of common stock at $22.00 per share that is exercisable for ten years starting in 2008. The total value of the acquisition was approximately $74.0 million, including transaction fees. The value of the Company’s shares used in determining the purchase price was $11.44 per share. The value of the warrant issued was determined by a third party valuation. The transaction was accounted for as an asset purchase under accounting principles generally accepted in the United States.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2004, the Company entered into an agreement with Syngenta that strengthened the parties’ research and product development alliance and continued the development and commercialization of novel animal feed enzymes beyond the five-year term of the Zymetrics joint venture-related agreements. Under the agreement, Syngenta agreed to continue its collaboration with the Company in the area of animal feed enzymes on an exclusive basis in exchange for an exclusivity fee and continued research and development funding totaling over $10 million. As of November 30, 2004, the Zymetrics joint-venture related agreements expired in accordance with their terms.

Revenue recognized under the Syngenta agreements was $36.1 million, $29.2 million, and $13.5 million for the years ended December 31, 2004, 2003, and 2002.

The Dow Chemical Company

Between 1999 and 2002, in a series of transactions, the Company expanded its existing strategic alliance with The Dow Chemical Company (“Dow”). This purpose of these alliances is to identify and develop enzymes that could be utilized by Dow to manufacture chemical compounds. The Company licensed to Dow several enzymes for early stage testing and production of certain chemicals. The companies also agreed to jointly market their respective abilities to pharmaceutical companies to develop and produce chiral compounds for active pharmaceutical ingredients, pharmaceutical intermediates, and other fine chemicals. Under the terms of the agreements, the Company received license fees and is entitled to receive specified royalties upon commercialization of certain products using the licensed enzymes. The Company also received technology access fees and research and development payments.

In 2000, the Company formed a 50/50 joint venture with Dow, named Innovase LLC (“Innovase”), to develop and commercialize innovative products for certain fields in the industrial enzyme market. Under the various joint venture related agreements, the Company received exclusivity fees, technology development fees, and research and development payments. The Company was amortizing the exclusivity and technology development fees over the period of the agreements. Research funding was recognized as the research was performed. Revenues earned from the exclusivity and technology development fees and from the research activities performed on behalf of Innovase are included in “Collaborative” revenue in the accompanying consolidated statements of operations. The Company was also required to fund certain operating expenses of the joint venture. The Company’s share of the net income (loss) of Innovase, excluding certain expenses for which

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dow was solely responsible under the joint venture agreement, was recorded utilizing the equity method of accounting and is included in the accompanying consolidated statements of operations.

During 2003, the Company and Dow signed a definitive agreement to restructure the Innovase joint venture. Under the terms of the restructuring agreement, rights to all products and product candidates developed in conjunction with Innovase were conveyed to the Company, and the companies mutually agreed to terminate all exclusivity and non-competition arrangements for the industrial enzyme fields related to the Innovase joint venture. Dow divested its 50% ownership interest to the Company and paid the Company $5.0 million. All joint venture related agreements involving Dow were terminated. For the years ended December 31, 2003 and 2002, the Company recorded expenses of $1.3 million and $2.5 million related to the Company’s equity in the loss of the joint venture. No expense was recorded for the year ended December 31, 2004.

Revenue recognized under the Dow agreements was $1.8 million, $10.7 million, and $16.1 million for the years ended December 31, 2004, 2003, and 2002.

Glaxo Wellcome, S.A.

In 2003, the Company acquired an antifungal program consisting of preclinical Sordarins compounds from Glaxo Wellcome, S.A. In consideration for the antifungal program, the Company issued an aggregate of 806,873 shares of its common stock to Glaxo Group Limited, an affiliate of Glaxo Wellcome, S.A. Under the terms of the agreement, the Company received worldwide rights to the program, which consists of preclinical antifungal compounds and lead candidates for development. Based upon the closing price of the Company’s common stock immediately preceding consummation of the transaction, the fair value of the compounds and lead candidates was $8.7 million. As of the acquisition date, these compounds and lead products had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded $8.7 million as a write-off of acquired in-process research and development in 2003.

Danisco Animal Nutrition

In 1996, the Company entered into a strategic alliance with Danisco Animal Nutrition (“Danisco”) (formerly Finnfeeds International Ltd) to jointly discover new enzymes for the animal feed market. In 1998, the Company and Danisco entered into a license agreement to commercialize an enzyme developed under the strategic alliance. Under the terms of the agreement, the Company granted Danisco an exclusive license to manufacture, use and sell the developed enzyme. In consideration for the license, the Company will be paid a royalty on related product sales made by Danisco. In 2003, the FDA approved Phyzyme™ XP Animal Feed Enzyme, which the Company developed in collaboration with Danisco. Additionally, the Company entered into a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme XP.

DSM Pharma Chemicals

In 2003, the Company entered into a collaborative agreement with DSM Pharma Chemicals to discover and develop biocatalytic solutions designed to simplify and lower the cost of a variety of chemical transformations. Under the terms of the agreement, DSM will identify targeted chemical conversions, the Company will work to develop appropriate biocatalysts, and DSM will scale-up these processes to manufacture pharmaceutical intermediates and active ingredients. The Company will receive research payments and is entitled to milestones and royalties on products commercialized by DSM.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognized under the DSM Pharma Chemicals agreements was $1.0 million for the years ended December 31, 2004.

Bayer Animal Health

During 2003, the Company formed a collaboration with Bayer Animal Health to develop and market products to prevent infectious diseases in fish. Under the agreement, the Company will collaborate to complete the development and registration of an existing pipeline of microbially-produced vaccines for aquaculture previously developed by a Bayer venture. The Company will be responsible for developing and manufacturing these microbially-produced vaccine products, which will be marketed and distributed by Bayer in designated countries on an exclusive basis.

Xoma Ltd.

In 2003, the Company signed a license and product development agreement with Xoma Ltd. Under the terms of the agreement, the Company received a license to use Xoma’s antibody expression technology for developing antibody products independently and with collaborators, and an option to a license for the production of antibodies under the Xoma patents. The Company paid an initial license fee of $2.0 million, which is being amortized over the estimated useful life of seven years, and may be required to pay future milestones and royalties. Under the terms of the development portion of the agreement, the Company and Xoma will combine their respective capabilities to discover and develop antibodies for autoimmune-related diseases.

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

The Company has entered into various equipment financing line of credit agreements with lenders to finance equipment purchases. Under the terms of the credit agreements, equipment purchases are structured as notes and are to be repaid over periods ranging from 36 to 48 months at interest rates ranging from 6.99% to 9.66%. The notes are secured by the related equipment. As of December 31, 2004, the Company had $2.3 million available under the existing lines of credit.

At December 31, 2004, the Company’s future minimum principal payments under the equipment financing arrangements are as follows:

Year ending December 31:
2004	$8,792,000
2005	5,619,000
2006	2,745,000
2007	461,000
2008	—
Thereafter	—

17,617,000
Less current portion	(8,792,000)

$8,825,000

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions

In February 2000, the Company initiated a loan program for six employees to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees’ exercise of incentive and non-qualified stock options during 1999. This failure to timely file the Form 83(b) elections exposed the employees to significant personal tax liabilities. To limit the tax exposure, the Company elected to accelerate the vesting of the approximately 207,000 unvested options, and agreed to loan the employees up to $1.6 million in full recourse promissory notes. In 2000, the acceleration of the unvested options resulted in a non-cash compensation charge to the Company of approximately $4.1 million. Additionally, the Company agreed to directly compensate two individuals a total of approximately $240,000 in cash. As of December 31, 2004 and 2003, the Company had a remaining loan balance of $590,000 and $847,000 for these employees, which amounts are included in Other Assets. The notes bear interest at 4.94%, are due in April 2006, and contain certain mandatory prepayment provisions.

6.	Commitments and Contingencies

Leases

The Company leases office and laboratory space as well as equipment under non-cancelable leases as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2004	$195,000	$4,423,000
2005	—	4,560,000
2006	—	4,733,000
2007	—	4,880,000
2008	—	5,064,000
Thereafter	—	36,451,000

Total minimum lease payments	195,000	$60,111,000

Amount representing interest	5,000

Present value of minimum capital lease obligations	190,000
Less current portion	(190,000)

Long-term capital lease obligations	$—

In November 2000, the Company relocated its San Diego operations to a 75,000 square foot facility. In April 2002, the Company occupied an additional 66,000 square foot research and development facility adjacent to its existing office. The operating leases for the Company’s two facilities expire in November 2015 and March 2017, respectively.

In March 2002, the Company entered into an agreement to sublease approximately 27,000 square feet of its new facility. The sublease was effective April 1, 2002 with a term of three years. During the years ended December 31, 2003 and 2002, the Company received $268,000 and $608,000 of rental income under its sublease, which was recorded as a reduction of rent expense. In August 2003, the Company agreed to terminate the sublease agreement. As such, the Company did not receive any rental income in 2004.

For the years ended December 31, 2004, 2003, and 2002, rent and administrative service expense under operating leases was approximately $4,888,000, $4,549,000, and $3,526,000, net of rental income.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the facility operating leases, the Company is required to obtain an irrevocable standby letter of credit from a bank. The amount of the letter of credit is based upon certain financial covenants. As a condition of the letter of credit, the bank requires the Company to invest an equal amount of funds in the form of a 90-day time deposit. As of December 31, 2004, the amount of the letter of credit and related time deposit was $100,000. The letter of credit expires in January 2006 and is automatically renewable.

Equipment acquired under capital leases is included in property and equipment and amounted to $7,207,000 (net of accumulated amortization of $7,183,000 and $7,042,000) as of December 31, 2004 and December 31, 2003. The Company’s capital lease obligations mature at various dates through April 2005, with interest rates ranging from 11.3% to 11.9%.

During 2002, the Company entered into a manufacturing agreement with Fermic, S.A. de C.V. (“Fermic”) to provide the Company with capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed as required over the succeeding four year period. Under the terms of the agreement, the Company can cancel the committed purchases with thirty month’s notice provided that the term of the agreement, including the termination notice period, aggregates four years. As of December 31, 2004, the Company has minimum capacity utilization commitments to Fermic of approximately $16.2 million, over the next three years, under this agreement.

Litigation

In December 2002, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Diversa Corp. Initial Public Offering Sec. Litig., Case No. 02-CV-9699. In the complaint, as amended, the plaintiffs allege that the Company and certain of the Company’s officers and directors, and the underwriters of the Company’s initial public offering, or IPO, violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that the Company’s registration statement and prospectus prepared in connection with the Company’s IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

In June 2003, the issuers and plaintiffs reached a tentative settlement agreement and memorandum of understanding providing for, among other things, a dismissal with prejudice and full release of the issuers and their officers and directors from all further liability resulting from plaintiffs’ claims, and the assignment to plaintiffs of certain potential claims that the issuers may have against the underwriters. The tentative settlement provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the underwriters, plaintiffs would be entitled to payment by each participating issuer’s insurer of a pro rata share of any shortfall. In the event, for example, the plaintiffs recover nothing in judgment against the underwriters and the issuers’ insurers therefore become liable to the plaintiffs for an aggregate of $1 billion pursuant to the settlement agreement, the pro rata liability of the Company’s insurers, with respect to the Company, would be $4 million, assuming that 250 issuers which approved the settlement proposal, and their insurers, were operating and financially viable as of the settlement date. The Company is covered by a claims-made liability insurance policy which would satisfy the Company’s insurer’s pro rata liability described in this hypothetical example. In June 2004, the Company executed a settlement agreement with the plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

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

Initially, the Rights trade with the Company’s common stock and are not separately transferable. However, subject to certain exceptions, the Rights will become exercisable (i) at such time that a person (or group of affiliated persons) acquires beneficial ownership of 15% or more of the outstanding Company common stock (an “Acquiring Person”) or (ii) on the tenth business day after a person or entity commences, or expresses an intention to commence, a tender or exchange offer that would result in such person acquiring 15% or more of the outstanding Company common stock. In December 2002, in connection with the Company’s entering into a series of agreements with Syngenta and Torrey Mesa Research Institute, the Company amended the Rights Plan to provide that, with respect to Syngenta and its affiliates and associates, the threshold will be 22% rather than 15% for the aggregate beneficial ownership of the Company’s common stock that their holdings may not exceed without the Rights becoming exercisable.

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

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2004, a total of 228,000 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Non-Employee Directors Stock Option Plan

In December 1999, the Company adopted the 1999 Non-Employee Directors Stock Option Plan (the “Non-Employee Director Plan”) and reserved a total of 578,000 shares of common stock for issuance there-under. Each non-employee director who becomes a director of the Company will be automatically granted a non-qualified stock option to purchase 25,000 shares of common stock on the date on which such person first becomes a director. On the day following each annual meeting of stockholders, each non-employee director will automatically be granted a non-qualified option to purchase 25,000 shares of common stock. The exercise price of options under the Non-Employee Director Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Non-Employee Director Plan is ten years. Each grant under the Non-Employee Director Plan will vest in equal monthly installments over three years from the date of grant.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board of Directors. Unless terminated sooner by the Board of Directors, the 1997 Plan will terminate in August 2007.

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

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2004, the aggregate number of shares which may be awarded under the 1997 Plan is 12,983,000 with 2,835,000 available for grant.

Restated 1994 Employee Incentive and Non-Qualified Stock Option Plan

The Restated 1994 Employee Incentive and Non-Qualified Stock Option Plan (the “1994 Plan”) provided for the granting of incentive or non-qualified stock options to employees and consultants as administered by the Board of Directors. The incentive stock options were granted with an exercise price of not less than the estimated fair value of the underlying common stock as determined by the Board of Directors. The non-qualified stock options were granted with an exercise price of not less than $0.03.

Options granted under the 1994 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. Options to purchase 952,000 shares have been granted under the 1994 Plan, and 2,000 options remain outstanding related to the 1994 Plan. In August 1997, the 1994 Plan was terminated, and there are no options available for future grant.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to all of the Company’s stock option plans is as follows:

	Shares	Weighted-Average Exercise Price
Balance at January 1, 2002	4,979,000	$11.30
Granted	527,000	$10.61
Exercised	(119,000)	$1.67
Cancelled	(181,000)	$18.29

Balance at December 31, 2002	5,206,000	$11.20
Granted	2,077,000	$7.83
Exercised	(194,000)	$1.48
Cancelled	(162,000)	$13.32

Balance at December 31, 2003	6,927,000	$10.42
Granted	2,802,000	$9.80
Exercised	(323,000)	$4.11
Cancelled	(944,000)	$10.42

Balance at December 31, 2004	8,462,000	$10.45

At December 31, 2004, options to purchase 5,391,000 shares were exercisable, and approximately 3,041,000 shares remain available for grant.

Following is a further detail of the options outstanding as of December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$ 0.42 – $ 2.02	1,358,000	3.9	$1.03	1,358,000	$1.03
$ 2.03 – $ 7.63	1,361,000	8.0	$7.45	653,000	$7.35
$ 7.64 – $13.80	3,707,000	8.6	$9.79	1,519,000	$9.85
$13.81 – $88.63	2,036,000	6.1	$19.96	1,861,000	$20.41

$ 0.42 – $88.63	8,462,000	7.1	$10.45	5,391,000	$10.97

Options Granted to Non-Employees

The Company has granted non-qualified stock options to certain non-employees in connection with consulting agreements. During the years ended December 31, 2004 and 2003, there were no non-cash, stock-based compensation charges. During the year ended December 31, 2002, the Company recorded non-cash, stock-based compensation charges of approximately $0.1 million.

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 1,293,211 shares of common stock at $22 per share that is exercisable for ten years starting in 2008.

As of December 31, 2004, warrants to purchase 1,335,000 shares of common stock at exercise prices ranging from $0.03 to $38.39 per share were outstanding. Warrants to purchase 42,000 were exercisable as of December 31, 2004. The warrants expire at various dates through 2018.

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance

At December 31, 2004, the Company has reserved shares of common stock for future issuance as follows:

Employee Stock Purchase Plan	228,000
Stock Option Plans	11,504,000
Warrants	1,335,000

13,067,000

9.	Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. During the years ended December 31, 2004, 2003, and 2002, the Company made cash contributions of approximately $729,000, $679,000, and $498,000.

10.	Income Taxes

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $79.8 million and $66.9 million has been recognized to offset the deferred tax assets at December 31, 2004 and 2003 as realization of such assets is uncertain.

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$53,771,000	$44,779,000
Federal and state tax credits	7,739,000	6,407,000
Deferred revenue	2,401,000	4,610,000
Depreciation and amortization	9,266,000	8,053,000
Allowance and accrued liabilities	2,533,000	726,000
Capitalized research and development	4,081,000	2,338,000

Total deferred tax assets	79,791,000	66,913,000
Valuation allowance	(79,791,000)	(66,913,000)

Net deferred tax assets	$—	$—

At December 31, 2004, the Company has federal and California net operating loss carry-forwards of approximately $147.8 million and $35.8 million, respectively. The federal net operating loss carry-forwards will begin to expire in 2011 unless utilized. The California net operating loss carry-forwards will begin to expire in 2006 unless utilized. The Company also has federal research credits of approximately $5.0 million which begin to expire in 2011, California research credits of approximately $3.4 million which will carryover indefinitely, and California manufacturer’s investment credits of approximately $0.7 million, which will begin to expire in 2010.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carry-forwards may be limited due to cumulative changes in ownership of more than 50%.

SELECTED QUARTERLY DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2004. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2004 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$18,136	$12,896	$14,721	$11,797
Operating expenses	24,269	22,149	22,778	22,112
Net loss	(6,026)	(9,229)	(8,015)	(10,155)
Basic and diluted net loss per common share	(0.14)	(0.21)	(0.18)	(0.24)

2003 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$19,367	$11,218	$10,363	$8,010
Operating expenses	24,097	31,463	23,307	28,864
Net loss	(4,492)	(19,683)	(12,540)	(20,980)
Basic and diluted net loss per common share	(0.10)	(0.46)	(0.30)	(0.54)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumventions or overriding of controls. Consequently, even effective internal controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.

Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Diversa Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Diversa Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diversa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Diversa Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Diversa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Diversa Corporation and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

March 10, 2005

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions of “Election of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting of stockholders. The text of the Company’s Code of Business Conduct and Ethics is posted on the Company’s Internet website and may be accessed at the following Internet address: http://www.diversa.com/corpinfo/corpgove/codecond.asp.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” (through and including the information under the caption “Executive Compensation—Employment Agreements”) and “Report of the Compensation Committee of the Board of Directors on Executive Compensation—Compensation Committee Interlocks and Insider Participation” contained in the proxy statement for our 2005 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement for our 2005 annual meeting of stockholders.

The equity compensation plan information required by this item is incorporated by reference to the information under the caption “Equity Compensation Plan Information” contained in the proxy statement for our 2005 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” contained in the proxy statement for our 2005 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information under the caption “Independent Auditors’ Fees” contained in the proxy statement for our 2005 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Consolidated Financial Statements

(a)(2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits – See (b) below.

(b) Exhibits

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute and the Company.(11)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Form of Common Stock Certificate of the Company.(2)
4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)
4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(12)
4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)
4.5	Warrant issued by the Company to Syngenta Participations AG.(11)
4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(11)
4.7†	Registration Rights Agreement dated as of July 18, 2003 by and between Glaxo Group Limited and Diversa Corporation.(13)
10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(4)
10.2*	1994 Employee Incentive and Non-Qualified Stock Option Plan, as amended.(4)
10.3*	Form of Stock Option Agreement under the 1994 Employee Incentive and Non-Qualified Stock Option Plan.(4)

Exhibit Number	Description of Exhibit
10.4*	1997 Equity Incentive Plan.(10)
10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan.(4)
10.6*	1999 Non-Employee Directors’ Stock Option Plan.(4)
10.7*	Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors’ Stock Option Plan.(4)
10.8*	1999 Employee Stock Purchase Plan.(4)
10.9†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(4)
10.10	Form of Warrant Agreement to purchase Series A Preferred Stock (with schedule of holders attached).(4)
10.11	Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)
10.12	Form of Warrant Agreement to purchase Common Stock (with schedule of holders attached).(4)
10.13	Multi-Tenant Office R&D Building Lease by and between the Company and Sycamore/San Diego Investors, dated September 24, 1996.(4)
10.14	Master Lease Agreement by and between the Transamerica Business Credit Corporation and the Company, dated April 4, 1997.(4)
10.15†	License Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1997 and July 22, 1997.(4)
10.16†	Collaborative Research Agreement by and between the Company and The Dow Chemical Company, dated July 20, 1999 and July 22, 1999.(4)
10.17†	License Agreement by and between the Company and Finnfeeds International Limited, dated December 1, 1998.(4)
10.18†	Collaboration Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999, as amended.(4)
10.19†	Stock Purchase Agreement by and between the Company and Novartis Agribusiness Biotechnology Research, Inc., dated January 25, 1999.(4)
10.20†	Collaboration Agreement by and between the Company and Rhone-Poulenc Animal Nutrition S.A., dated June 28, 1999.(4)
10.21†	License Agreement by and between the Company and Invitrogen Corporation, dated March 29, 1999.(4)
10.22†	License Agreement by and between the Company and Mycogen Corporation, dated December 1997, as amended on March 6, 1998 and December 19, 1997.(4)
10.23†	Patent Cross-License Agreement by and between the Company and Terragen Discovery Inc., dated November 18, 1999.(4)
10.24†	Joint Venture Agreement by and between the Company and Novartis Seeds AG, dated December 1, 1999.(4)
10.25†	Research Lease by and between the Company and One Cell Systems, Inc., dated February 16, 1999.(4)
10.26†	Research and Development Agreement by and between the Company and Novartis Enzymes, Inc., dated December 1, 1999.(4)
10.27*	Employment Offer Letter to Patrick Simms, dated February 3, 1997.(4)
10.28*	Employment Offer Letter to Jay Short, dated August 30, 1994.(4)
10.29*	Employment Offer Letter to Karin Eastham, dated April 2, 1999.(4)

Exhibit Number	Description of Exhibit
10.30*	Employment Offer Letter to William H. Baum, dated July 31, 1997.(4)
10.31*	Separation Agreement by and between the Company and Terrance J. Bruggeman, effective as of April 12, 1999.(4)
10.32*	Separation Agreement by and between the Company and Kathleen H. Van Sleen, effective as of May 10, 1999.(4)
10.33*	Letter Agreement by and between the Company and Jay M. Short, Ph.D., dated June 25, 1998.(4)
10.34	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)
10.35	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)
10.36†	Limited Liability Company Agreement of New Venture LLC, dated June 29, 2000(5)
10.37†	Industrial Enzymes Research Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)
10.38†	Industrial Enzyme License Agreement by and between New Venture LLC and the Company, dated June 29, 2000.(5)
10.39†	Addendum to the “Collaboration Agreement” between Novartis Agribusiness Biotechnology Research, Inc. and the Company, dated September 1, 2000.(6)
10.40†	Master Collaboration Agreement by and between the Company and The Dow Chemical Company, effective as of September 30, 2000.(7)
10.41†	Project Agreement by and between The Dow Chemical Company and the Company, effective as of September 30, 2000.(7)
10.42†	Collaboration Agreement by and between the Company, Glaxo Research and Development Limited, and Glaxo Group Limited, made as of December 8, 2000.(7)
10.43†	Drug Discovery, Development, and License Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated January 6, 2001.(8)
10.44†	Release Agreement between the Company and IntraBiotics Pharmaceuticals, Inc. dated July 27, 2001.(9)
10.45†	Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between the Company and Syngenta Participations AG. (11)
10.46	Intellectual Property Rights License dated as of December 3, 2002 between the Company and Syngenta Participations AG. (11)
10.47†	Asset Sale Agreement made as of July 18, 2003 by and between Glaxo Wellcome, S.A. and the Company.(13)
10.48†	License Agreement dated December 29, 2003 by and between Xoma Ireland Limited and the Company. (14)
10.49†	Transition Agreement dated May 28, 2004 by and between the Company, Zymetrics, Inc., Syngenta Seeds AG, and Syngenta Participations AG. (15)
10.50†	Amendment to Amended and Restated Research Collaboration Agreement dated May 28, 2004 between the Company and Syngenta Participations AG. (15)
10.51*+	Letter Agreement by and between the Company and Karin Eastham dated April 6, 2004.
23.1+	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to page 79.
31.1+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit Number	Description of Exhibit
31.2+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) originally filed with the Securities and Exchange Commission on December 16, 1999, as amended, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.
(10)	Filed as part of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-29173) filed on April 6, 2001, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004, and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSA CORPORATION

By:	/S/ ANTHONY E. ALTIG
Anthony E. Altig
Senior Vice President, Finance and Chief Financial Officer

Date: March 15, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony E. Altig and Jay M. Short, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JAY M. SHORT, PH.D. Jay M. Short, Ph.D.	President, Chief Executive Officer, Chief Technology Officer, and Director (Principal Executive Officer)	March 15, 2005

/S/ ANTHONY E. ALTIG Anthony E. Altig	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/S/ JAMES H. CAVANAUGH, PH.D. James H. Cavanaugh, Ph.D.	Director	March 15, 2005

/S/ FERNAND J. KAUFMANN, PH.D. Fernand J. Kaufmann, Ph.D.	Director	March 15, 2005

/S/ PETER JOHNSON Peter Johnson	Director	March 15, 2005

Signatures	Title	Date

/S/ DONALD D. JOHNSTON Donald D. Johnston	Director	March 15, 2005

/S/ MARK LESCHLY Mark Leschly	Director	March 15, 2005

/S/ MELVIN I. SIMON, PH.D. Melvin I. Simon, Ph.D.	Director	March 15, 2005

/S/ CHERYL WENZINGER Cheryl Wenzinger	Director	March 15, 2005