Form 10-Q
period 2005-03-31
DIVERSA CORP
filed 2005-05-10
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

OR

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

(Registrant’s telephone number, including area code (858) 526-5000)

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2005 was 43,981,400.

DIVERSA CORPORATION

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVERSA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	MARCH 31, 2005	DECEMBER 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$29,772	$33,796
Short-term investments	54,695	64,397
Accounts receivable	7,479	5,771
Other current assets	4,032	3,252

Total current assets	95,978	107,216
Property and equipment, net	26,097	27,019
Acquired intangible assets, net	45,899	47,201
Other assets	2,535	2,620

Total assets	$170,509	$184,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,175	$2,195
Accrued liabilities	5,488	7,216
Deferred revenue	6,588	5,892
Current portion of capital lease obligations	81	190
Current portion of notes payable	7,998	8,792

Total current liabilities	21,330	24,285
Notes payable, less current portion	8,744	8,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized, 43,981,000 and 43,730,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	44	44
Additional paid-in capital	357,600	351,736
Deferred compensation	(4,305)	—
Accumulated deficit	(212,483)	(200,497)
Accumulated other comprehensive loss	(421)	(337)

Total stockholders’ equity	140,435	150,946

Total liabilities and stockholders’ equity	$170,509	$184,056

Note: The balance sheet data at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenue:
Collaborative	$9,253	$8,787
Grant	2,023	2,199
Product-related	1,553	811

Total revenue	12,829	11,797

Operating costs and expenses:
Cost of goods sold	1,692	558
Research and development	19,475	17,676
Selling, general and administrative	3,004	3,228
Amortization of acquired intangible assets	650	650
Non-cash, stock-based compensation	134	—

Total operating expenses	24,955	22,112

Loss from operations	(12,126)	(10,315)
Interest and other income, net	140	160

Net loss	$(11,986)	$(10,155)

Net loss per share, basic and diluted	$(0.27)	$(0.24)

Weighted average shares used in calculating basic and diluted net loss per share	43,838	43,123

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Operating activities:
Net loss	$(11,986)	$(10,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,489	4,528
Non-cash, stock-based compensation charges	(134)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,708)	2,231
Other assets	(695)	(2,022)
Accounts payable and accrued expenses	(2,748)	(3,321)
Deferred revenue	696	(1,032)

Net cash used in operating activities	(12,086)	(9,771)

Investing activities:
Purchases of short-term investments	(77,276)	(21,196)
Sales and maturities of short-term investments	86,894	34,505
Purchases of property and equipment	(2,265)	(2,041)

Net cash provided by investing activities	7,353	11,268

Financing activities:
Net proceeds from sale of common stock	1,693	1,258
Principal payments on capital leases	(109)	(137)
Principal payments on notes payable	(2,740)	(2,233)
Advances under notes payable	1,865	1,823

Net cash provided by financing activities	709	711

Net (decrease) increase in cash and cash equivalents	(4,024)	2,208
Cash and cash equivalents at beginning of period	33,796	20,506

Cash and cash equivalents at end of period	$29,772	$22,714

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

3. Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition . Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage-of-completion basis as research hours are incurred in accordance with the provisions of each agreement. Fees received to initiate research projects are deferred and recognized over the life of the project. Fees received for exclusivity in a field are deferred and recognized over the period of exclusivity. Milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. Revenue from grants is recognized on a percentage-of-completion basis as related costs are incurred. Revenue from product sales is recognized at the time of shipment to the customer. The Company recognizes revenue only on payments that are non-refundable and defers recognition until performance obligations have been completed. For license agreements where the Company grants the licensee extended payment terms, revenue is deferred and recognized on a cash basis as payments are received.

During the three months ended March 31, 2005 and 2004, the Company had collaborative research agreements that accounted for 72% and 74% of total revenue. Additionally, during the three months ended March 31, 2005 and 2004, one collaborator accounted for 51% and 66% of total revenue.

4. Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)	2005	2004
Net loss	$(11,986)	$(10,155)
Net loss per share, basic and diluted	$(0.27)	$(0.24)
Weighted average shares used in computing basic and diluted net loss per share	43,838	43,123

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.

5. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive loss in its statements of stockholders’ equity.

For the three months ended March 31, 2005 and 2004, the comprehensive loss consisted of:

	THREE MONTHS ENDED MARCH 31,
(In thousands)	2005	2004
Net loss	$(11,986)	$(10,155)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(84)	18

Comprehensive loss	$(12,070)	$(10,137)

6. Contingencies

In June 2004, the Company executed a settlement agreement with the plaintiffs in a class action shareholder complaint filed in December 2002 in the United States District Court for the Southern District of New York, now captioned In re Diversa Corp. Initial Public Offering Sec. Litig., Case No. 02-CV-9699. This action is related to In re Initial Public Offering Sec. Litig., Case No. 21 MC 92, in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s and 2000. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. The Company is covered by a claims-made liability insurance policy which it believes will satisfy the Company’s insurers’s pro-rata liability under this settlement.

7. Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees in accordance with Accounting Principles Board Opinion (“APB”) 25, using the intrinsic value method, under which it recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Compensation expense for options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically re-measured as the underlying shares vest.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended March 31, 2005 and 2004, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.58% to 4.18%, and 2.65% to 3.03%; dividend yield of 0%; volatility factor of 56% and 71%; and a weighted-average expected life of the options of 1.3 and 2.9 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)	2005	2004
Net loss, as reported	$(11,986)	$(10,155)
Add: Stock-based employee compensation expense included in reported net loss	134	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,020)	(3,169)

Pro forma net loss	$(13,872)	$(13,324)

Basic and diluted net loss per share, as reported	$(0.27)	$(0.24)
Pro forma basic and diluted net loss per share	$(0.32)	$(0.31)

8. Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We currently expect to adopt SFAS No. 123(R) effective January 1, 2006; however, we have not yet determined which adoption method we will use. We believe that the adoption of this statement will have a significant impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties identified below and in the section of this report entitled “Risk Factors Related to Our Business” and in our other publicly available documents. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business set forth in the section of this report entitled “Risk Factors Related to Our Business,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2004, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Related to Our Business,” as well as the audited financial statements and notes thereto contained in such report.

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, and (b) proteintherapeutics, including antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, chemical, and industrial applications, such as enzymes, as well as protein therapeutics and orally active drugs with pharmaceutical applications. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are for the large markets in animal care, fiber processing, nutritional oils, and anti-infective therapies. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Bayer Animal Health, Cargill Health and Food Technologies, The Dow Chemical Company, DSM Pharma Chemicals, DuPont Bio-Based Materials, GlaxoSmithKline plc, Invitrogen Corporation, Medarex, Merck, Syngenta AG, and Xoma to pool investment risk and access additional resources to expand our product portfolio.

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

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants and expected increases in product sales based upon new product introductions and regulatory approval timelines. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2005, we had deferred revenue totaling $6.6 million.

We have incurred net losses since our inception. As of March 31, 2005, our accumulated deficit was $212.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. We believe that our historical results are not a good indicator of our future operating results. In addition, our interim results are not necessarily indicative of our anticipated results for the full fiscal year.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue

Revenue increased 9%, or $1.0 million, to $12.8 million for the quarter ended March 31, 2005 from $11.8 million for the same period in 2004. This increase was primarily due to additional research funding from collaborations, and increased product-related revenue. Included in revenue for the quarter ended March 31, 2004 was approximately $1.0 million related to the amortization of an exclusivity fee received from Syngenta, which was fully amortized in 2004. Product-related revenue for the quarter ended March 31, 2005 increased 91% to $1.6 million from $0.8 million for the same quarter in 2004. Revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants and expected increases in product sales based upon new product introductions and regulatory approval timelines. Revenue from collaborations accounted for 72% and 74% of total revenue for the quarters ended March 31, 2005 and 2004.

Cost of Goods Sold

Cost of goods sold includes manufacturing and other costs associated with our product-related revenues. For the quarter ended March 31, 2005, these costs increased $1.1 million to $1.7 million, or 203%, compared to $0.6 million for the same quarter in the prior year. This increase resulted from higher product-related revenue. Cost of goods sold was 109% of product-related revenues in the quarter ended March 31, 2005, compared to 69% of product-related revenues for the same quarter in 2004. The increase in cost of goods sold as a percentage of product-related revenue resulted from the mix of products sold, the recognition of a reserve for inventory obsolescence and sales threshold requirements that will trigger future profit sharing on our recently introduced partnered phytase products. We expect that the cost of goods sold will decrease as a percentage of product-related revenue as our product-related revenues increase. However, this is dependent upon the mix of product-related sales as the cost of goods sold varies from product to product.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by type of project. However, we do not track other research and development costs by project; rather, we track these costs by the type of cost incurred.

For the quarter ended March 31, 2005, we estimate that approximately 61% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that 39% were spent on internal product and technology development. Our research and development expenses increased $1.8 million, or 10%, to $19.5 million for the quarter ended March 31, 2005 from $17.7 million for the same quarter in 2004. The increase was primarily due to an increase of $2.1 million for outside services related to work performed on behalf of our collaborators and pre-clinical costs associated with our internal pharmaceutical development programs.

Our research and development staff decreased to 269 at March 31, 2005 from 302 at March 31, 2004. The decrease in staff was primarily due to a realignment of our workforce in late 2004 to more closely focus on the sales and marketing of our new and existing products and the development of other product candidates.

Research and development direct costs and unallocated costs incurred by type of project during the quarters ended March 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Collaborations:
Syngenta	$1,525	$2,669
Other	1,521	676

Total collaborations	3,046	3,345
Grants	1,131	1,277
Internal development	2,696	3,293
Unallocated	12,602	9,761

	$19,475	$17,676

Research and development costs based upon type of cost incurred for the quarters ended March 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Personnel related	$6,873	$7,915
Laboratory and supplies	1,897	2,208
Outside services	3,556	1,246
Equipment and depreciation	2,322	2,212
Facilities and other	4,827	4,095

	$19,475	$17,676

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.2 million or 7%, to $3.0 million for the quarter ended March 31, 2005 from $3.2 million for the same period in 2004. This decrease was primarily attributable to a decrease in administrative headcount partially offset by an increase in sales and marketing headcount.

Non-cash, Stock-based Compensation

Non-cash, stock-based compensation results from the granting of restricted stock awards to the Company’s employees. The restricted stock is amortized to expense over the vesting period of four years.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets, which aggregated to $0.7 million for each of the quarters ended March 31, 2005 and 2004, results primarily from the acquisition, in February 2003, of certain intellectual property rights licensed from Syngenta that are being amortized over 15 years.

Interest and Other Income, Net

Interest and other income, net, for the quarter ended March 31, 2005 was $0.1 million, compared to $0.2 million for the same period in 2004. The decrease was primarily due to lower interest income as a result of lower cash balances.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and funding from grants have provided us with $197.8 million in funding from our inception through March 31, 2005, and are also committed to fund at least an additional $98.2 million through 2010, of which $6.6 million is included in deferred revenue. Future committed funding is subject to our performance under existing agreements, and excludes milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As of March 31, 2005, we had cash, cash equivalents, and short-term investments of approximately $84.5 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V. to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through March 31, 2005, we had incurred costs of approximately $8.9 million for equipment related to this agreement. During the remainder of 2005, we anticipate funding approximately $2.7 million in additional equipment costs related to the manufacturing agreement. As we continue to develop our pharmaceutical platforms, we will be required to purchase additional capital equipment under this agreement.

We anticipate the cost of capital equipment required to support the ongoing needs of our existing research will be approximately $5.0 million for the remainder of 2005. We anticipate funding our capital requirements for the remainder of 2005 with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $12.1 million for the three months ended March 31, 2005. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $12.0 million and payments against liabilities of $2.7 million, partially offset by depreciation and amortization of $4.5 million.

Our investing activities provided cash of $7.4 million for the three months ended March 31, 2005. Our investing activities consisted primarily of a net decrease in short-term investments of $9.6 million to fund operations, partially offset by purchases of property and equipment of $2.3 million.

Our financing activities provided cash of $0.7 million for the three months ended March 31, 2005. Our financing activities consisted primarily of borrowings under notes payable of $1.9 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $1.7 million, partially offset by payments on notes payable and capital leases of $2.8 million.

The following table summarizes our contractual obligations at March 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$16,742	$7,998	$8,240	$504	$—
Capital lease obligations	81	81	—	—	—
Operating leases	58,461	4,455	9,373	10,029	34,604
Fermic-related obligations	15,660	2,700	12,960	—	—
License and research agreements	1,984	474	710	375	425

Total Contractual Obligations	$92,928	$15,708	$31,283	$10,908	$35,029

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations and grants will be sufficient to fund our working and other capital requirements for at least the next two years, including amounts required to fund internal research and development and enhancements of our core technologies, as well as the potential costs of acquiring businesses, technologies, or products that we believe are a strategic fit with our business. This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to maintain our collaborations and achieve milestones under them and our ability to establish new collaborative relationships, our ability, alone or with our collaborative partners, to commercialize products successfully, and competing technological and market developments. Therefore, it is possible that we may seek additional financing in the future, whether through private or public equity offerings, debt financings, or collaborations, which may not be available on terms favorable to us, if at all. In addition, if we enter into financing arrangements in the future, such arrangements could dilute our stockholders’ ownership interests and adversely affect their rights.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2004, we had $80.0 million in gross deferred tax assets, which were fully offset by a valuation allowance.

Inventories

We value inventory at the lower of cost (first in, first out) or market value and, if necessary, reduce the value by an estimated allowance for excess and obsolete inventories. The determination of the need for an allowance is based on our review of inventories on hand compared to estimated future usage and sales, as well as, judgments, quality control testing data, and assumptions about the likelihood of obsolescence.

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

Segment Reporting

Effective for fiscal 2005, the Company has determined that it operates in two segments: drug discovery and bioscience products. Pursuant to the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we will be required to report separate financial and descriptive information about our reportable operating segments for the fiscal year ended December 31, 2005. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 does not apply to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. As such, no segment disclosures have been included in the accompanying notes to the consolidated financial statements for the quarter ended March 31, 2005.

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

We have incurred net losses since our inception, including a net loss of approximately $12.0 million for the quarter ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $212.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in additional preclinical and clinical infrastructure, as well as added research and manufacturing development expenses for our internal product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for the remainder of 2005 will result from the same sources.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized seven of our own products: Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ PB-100 enzyme, Bayovac® SRS, and blue and green fluorescent proteins. In addition four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Zymetrics, Inc., have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have strategic alliance agreements and/or collaboration agreements with Amgen, BASF, Bayer Animal Health, Cargill Health and Food Technologies, The Dow Chemical Company, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, Medarex, Merck and Xoma. We also have formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the quarter ended March 31, 2005, approximately 51% of our revenue was from affiliates of Syngenta AG and a major portion of our future committed funding is also to be received from affiliates of Syngenta AG. We expect that a significant portion of any future revenue will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We develop products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	We are unable to successfully manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours or enter into collaborative agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

If we are not successful in developing a commercial pharmaceutical product from the Sordarins antifungal program we acquired from Glaxo Wellcome, S.A. in 2003, some of the anticipated benefits of the acquisition may not be realized.

The process of developing a commercial pharmaceutical product from the antifungal compounds we acquired from Glaxo Wellcome, S.A. in 2003 requires additional preclinical testing and clinical trials, all of which are significantly expensive and time-consuming and may not result in a commercial product. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of any product, including the following:

•	We, our collaborators, if any, or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	We may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	Safety and efficacy results attained in preclinical studies or early human clinical trials may not be conclusive or indicative of results that are obtained in later clinical trials; and

•	The effects our antifungal compounds have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their market acceptance and commercial use if ever approved.

If any of these events lead to a delay in, or lead us to discontinue, further development or commercialization of any product candidate, the anticipated benefits of our acquisition of the antifungal program would not be realized.

We do not have the capacity to manufacture products on a commercial scale. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Quantum phytase, Phyzyme™ XP, Cottonase™ enzyme, and Luminase™ PB-100 enzyme under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

We have only limited experience in independently developing, manufacturing, marketing, selling, and distributing commercial products.

We intend to pursue some product opportunities independently. We currently have only limited resources and capability to develop, manufacture, market, sell, or distribute products on a commercial scale. We willdetermine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of some products that we had intended to pursue independently. We may pursue products that ultimately require more resources than we anticipate or which may be technically unsuccessful. In order for us to commercialize these products directly, we would need to establish or obtain through outsourcing arrangements the capability to develop, manufacture, market, sell, and distribute products. If we are unable to successfully commercialize products resulting from our internal product development efforts, we will continue to incur losses. Even if we successfully develop a commercial product, we may not generate significant sales and achieve profitability.

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

Some of our anticipated products are genetically engineered. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our products may not be accepted. Any of the risks discussed below could result in expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies and products could be limited by the following factors:

•	Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products, which could influence public acceptance of our technologies and products;

•	Public attitudes regarding, and potential changes to laws governing, ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage collaborative partners from supporting, developing, or commercializing our products and technologies; and

•	Governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products, including labeling requirements.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, an absence of rules and methods for defending intellectual property rights.

Our commercial success depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products, and business. The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. We will apply for patents covering both our technologies and products as we deem appropriate. Patents, if issued, may be challenged, invalidated, or circumvented. We cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies developed by us. There may be patents in some countries that, if valid, may block our ability to commercialize products in these countries if we infringe these patents or are unsuccessful in acquiring rights to them. There also may be claims in published patent applications in some countries that, if granted and valid, may block our ability to commercialize products in these countries if we infringe these patent claims or are unable to license them.

As disclosed in our Annual Report on Form 10-K for the year ended December, 31, 2004, an interference proceeding was declared in the U.S. Patent and Trademark Office in 2004 between a U.S. patent assigned to us and a pending U.S. patent owned by another company with allowable claims directed to optimization of immunomodulatory genetic vaccines. Other than this interference proceeding, we are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding, like the one described above, could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. As of March 31, 2005, we had 320 full-time employees. While we do not expect to significantly increase our headcount in the near future, if we add more projects, it may place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on trade secret protection for our confidential and proprietary information. We have taken security measures to protect our trade secrets and proprietary information. However, these measures may not provide adequate protection for our trade secrets or other proprietary information. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that our proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Codexis, Maxygen, Inc., Evotec, and Xencor, Inc. have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. Abgenix, Inc., Cambridge Antibody Technology, Medarex, Inc., and Morphosys AG are involved in the development of human monoclonal antibodies. A number of companies are marketing and selling anti-fungal therapeutics and/or have anti-fungal therapies under clinical development, including, but not limited to, Bristol-Myers Squibb, Fujisawa Pharmaceutical Company, Johnson & Johnson, Novartis, Pfizer, Schering-Plough, Connetics Corporation, Demegen, Gilead Sciences, Intermune, and Vicuron Pharmaceuticals. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

In the United States, products for our target markets are regulated based on their application, by either the United States Food and Drug Administration, (“FDA”), the Environmental Protection Agency, (“EPA”), or, in the case of plants and animals, the United States Department of Agriculture, (“USDA”). The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. While substantially all of our projects to date have focused on non-human applications of our technologies and products outside of the FDA’s review, in the future we expect to pursue collaborations for further research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any drug product candidates must also be approved by the regulatory agencies of foreign governments before any product can be sold in those countries. Under current FDA policy, our products, or products of our collaborative partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products. We have not submitted an investigational new drug application for any product candidate, and no drug product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere. The EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted from regulation by the USDA.

The European regulatory process for these classes of biologically derived products has been in a state of flux in the recent past, as the European Union attempts to replace country-by-country regulatory procedures with a consistent European Union regulatory standard in each case. Some country-by-country regulatory oversight remains. Other than Japan, most other regions of the world generally find adequate for commercialization either United States or a European clearance together with associated data and information for a new biologically derived product.

If we require additional capital to fund our operations, we may need to enter into financing arrangements with unfavorable terms or which could adversely affect the ownership interest and rights of our common stockholders as compared to our other stockholders. If such financing is not available, we may need to cease operations.

We currently anticipate that our available cash resources, short-term investments, receivables, and committed funding from collaborative partners and government grants will be sufficient to meet our capital requirements for at least the next two years. However, we would use a significant amount of our cash to successfully develop a compound into a marketed drug.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management, and scientific staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives and our stock price could decline. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our collaborative partners in a timely fashion or to support our internal research and development programs. In particular, our product development programs depend on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, and engineers. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.

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

During 2003, we consummated a series of transactions with Syngenta and TMRI that involved, in part, our acquiring certain property and equipment from TMRI, and we purchased an antifungal program from Glaxo Wellcome, S.A. If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, products, or personnel that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue such a strategy, we could

•	Issue equity securities which would dilute current stockholders’ percentage ownership;

•	Incur substantial debt; or

•	Assume liabilities.

We may not be able to successfully integrate any businesses, assets, technologies, products, or personnel that we might acquire in the future without a significant expenditure of operating, financial, and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our collaborative partners. Further, recent accounting changes could result in a negative impact on our results of operations, as well as the resulting cost of the acquisition. Any of these adverse consequences could harm our business.

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

Concentration of ownership among our executive officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our executive officers, directors, and stockholders with at least 5% of our stock together beneficially owned approximately 46.9% of our outstanding common stock as of April 29, 2005. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of April 29, 2005, Syngenta and its affiliates beneficially owned approximately 18.1% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, executive officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

We use hazardous materials in our business and any claims relating to improper handling, storage, or disposal of these materials could be time consuming and costly.

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

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at March 31, 2005 and December 31, 2004 by $0.5 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized due because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumventions or overriding of controls. Consequently, even effective internal controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting. Our CEO and CFO also evaluated whether a change had occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on such evaluation, such officers have concluded that there was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2002, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Diversa Corp. Initial Public Offering Sec. Litig., Case No. 02-CV-9699. In the amended complaint, the plaintiffs allege that we and certain of our officers and directors, and the underwriters (the “Underwriters”) of our initial public offering, (“the IPO”), violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that our registration statement and prospectus prepared in connection with our IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Exchange Act based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Sec. Litig., Case No. 21 MC 92, in which similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (collectively, the “Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (collectively, the “IPO Cases”). On January 7, 2003, the IPO Case against us was assigned to United States Judge Shira Scheindlin of the Southern District of New York, before whom the IPO Cases have been consolidated for pretrial purposes.

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

In June 2004, we executed a settlement agreement with the plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements and final judicial approval.

We are also, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In our opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through March 31, 2005, approximately $15.2 million of the net proceeds had been used to purchase property and equipment and approximately $85.0 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: May 10, 2005	/s/ Anthony E. Altig
Anthony E. Altig
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)