Form 10-Q
period 2005-06-30
DIVERSA CORP
filed 2005-08-08
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2005 was 44,587,322.

DIVERSA CORPORATION

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVERSA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$29,766	$33,796
Short-term investments	46,792	64,397
Accounts receivable (including $3,039 and $1,453 from a related party at June 30, 2005 and December 31, 2004)	9,723	5,771
Other current assets	4,114	3,252

Total current assets	90,395	107,216
Property and equipment, net	25,484	27,019
Acquired intangible assets, net	44,598	47,201
Other assets	2,466	2,620

Total assets	$162,943	$184,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,580	$2,195
Accrued liabilities	6,297	7,216
Deferred revenue (including $5,089 and $5,325 from a related party at June 30, 2005 and December 31, 2004)	5,489	5,892
Current portion of notes payable and capital lease obligations	7,218	8,982

Total current liabilities	24,584	24,285
Notes payable, less current portion	8,425	8,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized, 44,593,000 and 43,730,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	45	44
Additional paid-in capital	357,563	351,736
Deferred compensation	(3,962)	—
Accumulated deficit	(223,459)	(200,497)
Accumulated other comprehensive loss	(253)	(337)

Total stockholders’ equity	129,934	150,946

Total liabilities and stockholders’ equity	$162,943	$184,056

Note: The balance sheet data at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Collaborative revenue (including related party revenues of $6,142 and $9,884 for the three months ended June 30, 2005 and 2004; $12,734 and $17,629 for the six months ended June 30, 2005 and 2004.)	$8,953	$11,013	$18,206	$19,800
Grant revenue	2,755	2,641	4,778	4,839
Product-related revenue	2,477	1,067	4,030	1,879

Total revenues	14,185	14,721	27,014	26,518

Expenses:
Cost of product-related revenue	3,086	646	4,778	1,205
Research and development	18,148	18,267	37,623	35,943
Selling, general and administrative	3,232	3,214	6,236	6,440
Amortization of acquired intangible assets	651	651	1,301	1,302
Non-cash, stock-based compensation	279	—	413	—

Total operating expenses	25,396	22,778	50,351	44,890

Loss from operations	(11,211)	(8,057)	(23,337)	(18,372)
Interest and other income, net	234	42	374	202

Net loss	$(10,977)	$(8,015)	$(22,963)	$(18,170)

Basic and diluted net loss per share	$(0.25)	$(0.18)	$(0.52)	$(0.42)

Weighted average shares used in computing basic and diluted net loss per share	43,988	43,329	43,912	43,225

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Operating activities:
Net loss	$(22,963)	$(18,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,011	9,034
Non-cash, stock-based compensation charges	413	—
Changes in operating assets and liabilities:
Accounts receivable	(3,952)	2,073
Other assets	(708)	(2,717)
Accounts payable and accrued expenses	2,466	(2,473)
Deferred revenue	(403)	(2,030)

Net cash used in operating activities	(16,136)	(14,283)

Investing activities:
Purchases of short-term investments	(161,276)	(36,184)
Sales and maturities of short-term investments	178,965	55,425
Purchases of property and equipment	(4,873)	(4,448)

Net cash provided by investing activities	12,816	14,793

Financing activities:
Net proceeds from sale of common stock	1,454	1,751
Principal payments on capital leases	(190)	(258)
Principal payments on notes payable	(5,922)	(4,783)
Advances under notes payable	3,948	7,145

Net cash (used in) provided by financing activities	(710)	3,855

Net (decrease) increase in cash and cash equivalents	(4,030)	4,365
Cash and cash equivalents at beginning of period	33,796	20,506

Cash and cash equivalents at end of period	$29,766	$24,871

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business

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

The Company recognizes revenue when all of its contractual obligations are satisfied and collection of the underlying receivable is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB No. 101, “Revenue Recognition in Financial Statements,” and SAB 104, “Revenue Recognition.” Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met.

Collaborative Revenues

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

During the six months ended June 30, 2005 and 2004, the Company had collaborative research agreements that accounted for 67% and 75% of total revenue. One collaborator, a related party, accounted for 43% and 67% of total revenue during the three months ended June 30, 2005 and 2004, and 47% and 67% of total revenue six months ended June 30, 2005 and 2004 (See Note 5 – Related Party Transactions).

Grant Revenues

Revenue from grants is recognized on a percentage-of-completion basis as related costs are incurred, as long as such costs are within the funding limits specified by the underlying grant agreements.

Product-Related Revenues

Product-related revenues are recognized at the time of shipment to the customer provided all other revenue recognition criteria have been met. The Company recognizes revenue on product sales through third-party distribution agreements in accordance with the provisions set forth in Financial Accounting Standards Board Statement (“FASB”) No. 48, “Revenue Recognition When Right of Return Exists.” Under FASB No. 48 the Company recognizes product revenues upon shipment to distributors, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by the Company; (e) the Company has no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes profit-sharing revenues during the period in which such profit sharing revenue are earned. Profit-sharing revenues are included in product-related revenues on the statement of operations.

4.	Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Restricted shares issued to employees are subject to a vesting schedule, and, for purposes of the computation of net loss per share, are considered contingently returnable shares under FASB No. 128, “Earnings Per Share.” Under FASB No. 128, contingently returnable shares are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. During February 2005, the Company issued 601,510 restricted shares to employees. The impact of these shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Weighted average shares outstanding during the period	44,590	43,329	44,368	43,225
Less: Weighted average restricted shares outstanding	(602)	—	(456)	—

Weighted average shares used in computing basic and diluted net loss per share	43,988	43,329	43,912	43,225

Net loss	$(10,977)	$(8,015)	$(22,963)	$(18,170)

Net loss per share, basic and diluted	$(0.25)	$(0.18)	$(0.52)	$(0.42)

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.

5.	Related Party Transactions

Syngenta AG

On February 20, 2003, the Company entered into a research collaboration with Syngenta AG (“Syngenta”), a greater-than 10% owner of the Company’s outstanding common stock. Under the collaboration, the Company is entitled to receive a minimum of $118.0 million in research and development funding over the initial seven-year term of the related research collaboration agreement and is eligible to receive certain milestone payments and royalties upon product development and commercialization.

The Company recognized collaborative revenue from Syngenta and its affiliates of $6.1 million and $9.9 million during the three months ended June 30, 2005 and 2004, and $12.7 million and $17.6 million during the six months ended June 30, 2005 and 2004. Accounts receivable due from Syngenta were $3.0 million and $1.5 million, and deferred revenue associated with Syngenta was $5.1 million and $5.3 million at June 30, 2005 and December 31, 2004.

Notes Receivable from Officers

In February 2000, the Company initiated a loan program for six employees to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees’ exercise of incentive and non-qualified stock options during 1999. This failure to timely file the Form 83(b) elections exposed the employees to significant personal tax liabilities. To limit the tax exposure, the Company elected to accelerate the vesting of the approximately 207,000 unvested options, and agreed to loan the employees up to $1.6 million in full recourse promissory notes. As of June 30, 2005 and December 31, 2004, the Company had a remaining loan balance due from four individuals aggregating $0.6 million, which amounts are included in Other Assets. The notes bear interest at 4.94%, are due in April 2006, and contain certain mandatory prepayment provisions.

6.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive loss in its statements of stockholders’ equity.

For the three and six months ended June 30, 2005 and 2004, the comprehensive loss consisted of (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net loss	$(10,977)	$(8,015)	$(22,963)	$(18,170)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	168	(553)	84	(535)

Comprehensive loss	$(10,809)	$(8,568)	$(22,879)	$(18,705)

7.	Contingencies

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court. This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s and 2000. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. The settlement is still subject to statutory notice requirements as well as final judicial approval. The Company is covered by a claims-made liability insurance policy which it believes will satisfy the Company’s insurers’ pro-rata liability under this settlement.

8.	Commitments

The Company leases approximately 140,000 square feet of space in San Diego, California under two separate operating leases. Under the terms of the leases, the Company is required to maintain an irrevocable standby letter of credit from a bank in lieu of a cash security deposit. At June 30, 2005, the amount of the letter of credit was $100,000. The amount of the letter of credit is based upon certain financial covenants requiring minimum market capitalization or working capital. Under the terms of the current letter of credit, the bank requires the Company to invest an equal amount of funds in the form of a time deposit. Effective July 1, 2005, the required amount under the letter of credit increased to $4.6 million.

9.	Stock-Based Compensation

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. For the three months ended June 30, 2005 and 2004, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.87% to 3.90%, and 3.39% to 3.96%; dividend yield of 0%; volatility factor of 55% and 57%; and a weighted-average expected life of the options of 3.2 and 3.1 years.

For the six months ended June 30, 2005 and 2004, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.58% to 3.90% and 2.65% to 3.96%; dividend yield of 0%; volatility factor of 56% and 64%; and a weighted-average expected life of the options of 2.0 years and 2.9 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,977)	$(8,015)	$(22,963)	$(18,170)
Add: Stock-based employee compensation expense included in reported net loss	279	—	413	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,448)	(2,275)	(3,600)	(5,445)

Pro forma net loss	$(12,146)	$(10,290)	$(26,150)	$(23,615)

Basic and diluted net loss per share, as reported	$(0.25)	$(0.18)	$(0.52)	$(0.42)
Pro forma basic and diluted net loss per share	$(0.28)	$(0.24)	$(0.60)	$(0.55)

10.	Impact of Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued FASB No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FASB No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of FASB No. 151 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB No. 123, Accounting for Stock-Based Compensation. FASB No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach in FASB No. 123(R) is similar to the approach described in FASB No. 123. However, FASB No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative. FASB No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FASB 123(R) for all share-based payments granted after that date, and based on the requirements of FASB 123 for all unvested awards granted prior to the effective date of FASB No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with FASB No. 123. The Company currently expects to adopt FASB No. 123(R) effective January 1, 2006; however, it has not yet determined which adoption method it will use. The Company believes that the adoption of this statement will have a significant impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, and other biologically active compounds, the development and commercialization of products and product candidates, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, equipment costs, committed funding, liquidity and capital requirements, all of which are prospective. Such statements are only predictions and reflect our expectations and assumptions as of the date of this report based on currently available operating, financial, and competitive information. The actual events or results may differ materially from those projected in such forward-looking statements due to a number of factors, including risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration agreements, our ability to obtain appropriate regulatory approvals, if required,, our ability to commercialize products directly and through our collaborators, the timing of anticipated product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties identified below and in the section of this report entitled “Risk Factors Related to Our Business” and in our other publicly available documents. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

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

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, and (b) protein therapeutics, including antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, chemical, and industrial applications, such as enzymes, as well as protein therapeutics and orally active drugs with pharmaceutical applications. Our key areas of focus for internal product development are for the large markets in animal care, fiber modification, oil and nutrition, our sordarins anti-infective program, and optimized, second-generation monoclonal antibody therapeutics. In addition to our internal product development efforts, we have formed alliances with market leaders, such as Bayer Animal Health, Cargill Health and Food Technologies, The Dow Chemical Company, DSM Pharma Chemicals, DuPont Bio-Based Materials, GlaxoSmithKline plc, Invitrogen Corporation, Medarex, Merck, Syngenta AG, and Xoma.

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

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements, regulatory approval timelines for new products, and an expected increase in product-related revenue based upon new product introductions.

Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2005, we had deferred revenue totaling $5.5 million.

We have incurred net losses since our inception. As of June 30, 2005, our accumulated deficit was $223.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in our pharmaceutical programs, as well as added research and manufacturing development expenses for our internal product candidates. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the potential acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. We believe that our historical results are not a good indicator of our future operating results. In addition, our interim results are not necessarily indicative of our anticipated results for the full fiscal year.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue

Revenue decreased 4%, or $0.5 million, to $14.2 million for the quarter ended June 30, 2005 from $14.7 million for the same period in 2004.

Revenue from collaborations decreased 19% to $9.0 million from $11.0 million and accounted for 63% and 75% of total revenue for the quarters ended June 30, 2005 and 2004. The decrease in collaborative revenues were primarily attributable to $1.8 million in milestones and approximately $1.0 million in exclusivity fees under our former Zymetrics contract joint venture agreements with Syngenta recognized in the comparable prior year period, which were not repeated in the current period.

Product-related revenue for the quarter ended June 30, 2005 increased 132% to $2.5 million from $1.1 million for the same quarter in 2004. This increase was attributable primarily to increased revenue associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco. During the quarter ended June 30, 2005, we recognized, for the first time, revenues related to our profit-sharing agreement with Danisco on sales of Phyzyme™ XP phytase. Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements, regulatory approval timelines for new products, and an expected increase in product-related revenue based upon new product introductions.

Cost of Product-Related Revenue

Cost of goods sold includes both fixed and variable costs including materials and supplies, labor, facilities and other overhead costs associated with our product-related revenues. For the quarter ended June 30, 2005, these costs increased $2.5 million to $3.1 million, or 378%, compared to $0.6 million for the same quarter in the prior year. This increase resulted from an increase in product-related revenues, an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product-related revenues, and to a lesser extent, charges for inventory obsolescence. Cost of goods sold was 125% of product-related revenues in the quarter ended June 30, 2005, compared to 61% of product-related revenues for the same quarter in 2004. We expect that the cost of goods sold will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales. However, this is dependent upon the mix of product-related sales as the cost of goods sold varies from product to product.

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

For the quarter ended June 30, 2005, we estimate that approximately 63% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that 37% were spent on internal product and technology development. Our research and development expenses decreased $0.2 million to $18.1 million for the quarter ended June 30, 2005 from $18.3 million for the same quarter in 2004. The decrease was primarily due to a decrease in headcount and a decrease in pre-clinical costs associated with our internal pharmaceutical development programs. This decrease was partially offset by an increase in indirect support personnel and other allocated costs to support our product development efforts.

Our direct research and development staff decreased to 262 at June 30, 2005 from 303 at June 30, 2004. The decrease in staff was primarily due to a realignment of our workforce in late 2004 to more closely focus on the sales and marketing of our new and existing products and the development of other product candidates.

Research and development direct costs and unallocated costs incurred by type of project during the quarters ended June 30, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Collaborations:
Syngenta	$1,557	$2,120
Other	1,173	772

Total collaborations	2,730	2,892
Grants	1,254	1,467
Internal development	2,410	3,243
Unallocated	11,754	10,665

	$18,148	$18,267

Research and development costs based upon type of cost incurred for the quarters ended June 30, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Personnel related	$6,394	$7,602
Laboratory and supplies	2,660	2,476
Outside services	2,057	1,894
Equipment and depreciation	2,392	2,191
Allocated and other	4,645	4,104

	$18,148	$18,267

We have only recently launched our first products. Additionally, we have several product candidates in various stages of research related to collaborations and grants as well as internally developed products. It can take many years from the initial decision to perform research through development until products, if any, are ultimately marketed. The outcome of research is unknown until each stage of testing is completed, up through and including clinical trials and regulatory approvals, if needed. Accordingly we are unable to predict which potential product candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in our risk factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained level at $3.2 million for the quarters ended June 30, 2005 and 2004. We expect our sales and marketing expenses to increase in future periods as we introduce new products and focus our efforts on increasing sales of existing products.

Non-cash, Stock-based Compensation

We recorded stock-based deferred compensation of approximately $4.4 million during the first quarter of 2005 related to the granting of restricted stock awards to employees. We amortize the deferred compensation balance to expense on a straight-line basis over the vesting period of the awards, which is generally four years. We recorded net expense of $0.3 million related to the amortization of deferred stock-based compensation during the quarter ended June 30, 2005.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets, which aggregated $0.7 million for each of the quarters ended June 30, 2005 and 2004, results primarily from the acquisition, in February 2003, of certain intellectual property rights licensed from Syngenta that are being amortized over 15 years.

Interest and Other Income, Net

Interest and other income, net, for the quarter ended June 30, 2005 was $0.2 million, compared to $0.04 million for the same period in 2004. The increase was primarily due to a decrease in interest expense due to lower debt balances as compared to 2004.

Six Months Ended June 30, 2005 and 2004

Revenue

Revenue increased 2%, or $0.5 million, to $27.0 million for the six months ended June 30, 2005 from $26.5 million for the same period in 2004.

Revenue from collaborations decreased 8% to $18.2 million from $19.8 million and accounted for 67% and 75% of total revenue for the six months ended June 30, 2005 and 2004. The decrease in collaborative revenues were primarily attributable to $1.8 million in milestones and approximately $1.9 million in exclusivity fees under our former Zymetrics contract joint venture agreements with Syngenta recognized in the comparable prior year period, which were not repeated in the current period.

Product-related revenue for the six months ended June 30, 2005 increased 114% to $4.0 million from $1.9 million for the same period in 2004. This increase was attributable primarily to increased revenue associated with Phyzyme™ XP phytase sold through our collaboration with Danisco.

Cost of Product-Related Revenue

For the six months ended June 30, 2005, our cost of goods sold increased $3.6 million to $4.8 million, or 297%, compared to $1.2 million for the same period in the prior year. Cost of goods sold was 119% of product-related revenues in the six months ended June 30, 2005, compared to 64% of product-related revenues for the same period in 2004. This increase resulted from an increase in product-related revenue, an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product-related revenues, and to a lesser extent, charges for inventory obsolescence.

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

For the six months ended June 30, 2005, we estimate that approximately 62% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that 38% were spent on internal product and technology development. Our research and development expenses increased $1.7 million, or 5%, to $37.6 million for the six months ended June 30, 2005 from $35.9 million for the same period in 2004. The increase was primarily due to an increase of $2.5 million for outside services related to work performed under our collaborations and pre-clinical costs associated with our internal pharmaceutical development programs, as well as an increase in indirect support personnel and other allocated costs to support our product development efforts. This increase was offset in part by a decrease in direct research and development personnel costs related to decreased headcount.

Research and development direct costs and unallocated costs incurred by type of project during the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Collaborations:
Syngenta	$3,082	$4,789
Other	2,694	1,448

Total collaborations	5,776	6,237
Grants	2,385	2,744
Internal development	5,106	6,536
Unallocated	24,356	20,426

	$37,623	$35,943

Research and development costs based upon type of cost incurred for the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Personnel related	$13,267	$15,517
Laboratory and supplies	4,557	4,684
Outside services	5,613	3,140
Equipment and depreciation	4,714	4,403
Allocated and other	9,472	8,199

	$37,623	$35,943

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3%, to $6.2 million, for the six months ended June 30, 2005 from $6.4 million for the same period in 2004. This decrease was primarily attributable to a decrease in administrative headcount partially offset by an increase in sales and marketing headcount.

Non-cash, Stock-based Compensation

We recorded deferred compensation expense of approximately $4.4 million during the first quarter of 2005 related to the granting of restricted stock awards to employees. We amortize the deferred compensation balance to expense on a straight-line basis over the vesting period of the awards, which is generally four years. We recorded net expense of $0.4 million related to the amortization of deferred stock-based compensation during the six months ended June 30, 2005.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets, which aggregated $1.3 million for each of the six months ended June 30, 2005 and 2004, results primarily from the acquisition, in February 2003, of certain intellectual property rights licensed from Syngenta that are being amortized over 15 years.

Interest and Other Income, Net

Interest and other income, net, for the six months ended June 30, 2005 was $0.4 million, compared to $0.2 million for the same period in 2004. The increase was primarily due to a decrease in interest expense due to lower debt balances as compared to 2004.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and grant funding agencies have provided us with more than $200.0 million in funding from our inception through June 30, 2005, and are also committed to provide approximately $85.0 million in additional funding through 2010, of which $5.5 million is included in deferred revenue. Future committed funding is subject to our performance under existing agreements, and excludes milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As of June 30, 2005, we had cash, cash equivalents, and short-term investments of approximately $76.6 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V., or Fermic, to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through June 30, 2005, we had incurred costs of approximately $9.8 million for equipment related to this agreement. During the remainder of 2005, we anticipate funding approximately $2.4 million in additional equipment costs related to the manufacturing agreement. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of June 30, 2005, we are committed to pay Fermic an estimated $16.2 million in such costs through 2008.

We purchased capital equipment totaling $4.9 million during the first half of 2005, and financed approximately $3.9 million of these purchases through our existing financing arrangements. We anticipate the cost of capital equipment required to support the ongoing needs of our existing research will be approximately $5.0 million for the remainder of 2005. We anticipate funding our capital requirements for the remainder of 2005 with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $16.1 million for the six months ended June 30, 2005. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $23.0 million, partially offset by depreciation and amortization of $9.0 million.

Our investing activities provided cash of $12.8 million for the six months ended June 30, 2005. Our investing activities consisted primarily of a net decrease in short-term investments of $17.7 million to fund operations, partially offset by purchases of property and equipment of $4.9 million.

Our financing activities used cash of $0.7 million for the six months ended June 30, 2005. Our financing activities consisted primarily of borrowings under notes payable of $3.9 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $1.5 million, partially offset by payments on notes payable and capital leases of $6.1 million.

The following table summarizes our contractual obligations at June 30, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$15,643	$7,219	$7,803	$621	$—
Operating leases	58,722	4,588	9,663	10,339	34,132
Manufacturing costs to Fermic	16,200	5,400	10,800	—	—
License and research agreements	2,098	489	809	375	425

Total Contractual Obligations	$92,663	$17,696	$29,075	$11,335	$34,557

We lease approximately 140,000 square feet of space in San Diego, California under two separate operating leases. Under the terms of the leases, we are required to maintain an irrevocable standby letter of credit from a bank in lieu of a cash security deposit. At June 30, 2005, the amount of the letter of credit was $100,000. The amount of the letter of credit is based upon certain financial covenants requiring minimum market capitalization or working capital. Under the terms of the current letter of credit, the bank requires us to invest an equal amount of funds in the form of a time deposit. Effective July 1, 2005, the required amount under the letter of credit increased to $4.6 million.

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

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements,” and SAB 104, “Revenue Recognition.”

We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue under current accounting rules. In those instances where we have billed our customers or received payment from our customers in advance of recognizing revenue, we include the amounts in deferred revenue on the balance sheet.

We generate revenue from research collaborations generally through funded research, up-front fees to initiate research projects, fees for exclusivity in a field, and milestones. We recognize revenue from research funding on a percentage-of-completion basis, as research hours are incurred under each agreement. We recognize fees to initiate research over the life of the project. We recognize revenue from exclusivity fees over the period of exclusivity. Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We recognize revenue for milestone payments when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement.

We recognize revenue from grants on a percentage-of-completion basis as related costs are incurred, as long as such costs are within the funding limits specified by the underlying grant agreements.

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize product revenues sold through distributors or other third-party arrangements upon shipment of the products, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay Diversa is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by Diversa; (e) Diversa has no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include our profit-sharing revenues in product-related revenues on the statement of operations. We recognize profit-sharing revenues during the period in which such profit sharing revenues are earned. To date, we have generated a substantial portion of our product-related revenues, including profit-sharing revenues, through our agreements with Danisco Animal Nutrition, or Danisco.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of June 30, 2005, we had long-lived assets with a net book value of $70.1 million.

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

Purchase Price Allocation

The purchase price for certain intellectual property rights licenses acquired from Syngenta and certain property and equipment acquired from Torrey Mesa Research Institute, or TMRI, was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. An independent third-party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Segment Reporting

Effective for fiscal 2005, we have determined that we operate in two segments: drug discovery and bioscience products. Pursuant to the provisions of FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, we will be required to report separate financial and descriptive information about our reportable operating segments in our Form 10-K for the fiscal year ended December 31, 2005. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. FASB No. 131 does not apply to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. As such, no segment disclosures have been included in the accompanying notes to the condensed consolidated financial statements for the quarter and six months ended June 30, 2005.

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained herein this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report. You should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $11.0 million for the quarter ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $223.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products and as a result of our anticipated investment in our pharmaceutical programs, as well as added research and manufacturing development expenses for our internal product candidates. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for the remainder of 2005 will result from the same sources.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only eight of our own products: Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ PB-100 enzyme, Bayovac® SRS, Ultra-Thin enzyme, and blue and green fluorescent proteins. In addition four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Zymetrics, Inc., have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Our products and technologies have generated only modest revenues to date. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have license agreements, strategic alliance agreements and/or collaboration agreements with Amgen, BASF, Bayer Animal Health, Cargill Health and Food Technologies, The Dow Chemical Company, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, GlaxoSmithKline plc, Invitrogen Corporation, Medarex, Merck and Xoma. We also have formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the quarter and six months ended June 30, 2005, approximately 43% and 47% of our revenue was from affiliates of Syngenta AG and a major portion of our future committed funding is also to be received from affiliates of Syngenta AG. We expect that a significant portion of any future revenue will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

The identification and development of potential drug candidates under our pharmaceutical programs is subject to uncertainties, many of which are beyond our control. If we fail to successfully identify and/or develop potential drug candidates, we may be adversely affected.

Potential products based on our sordarins anti-infective candidates or our therapeutic antibody optimization and generation technologies will require, dependent upon the specific drug candidate, extensive research and development, preclinical testing, clinical testing, regulatory approval and substantial additional investment before we can market them. We cannot assure you that we will successfully identify drug candidates that have a sufficiently attractive profile to warrant additional development. In addition, even if we successfully identify one or more drug candidates with such a profile, we cannot assure you that any of such drug candidates will:

•	be successfully developed;

•	prove to be safe and effective in clinical trials;

•	meet applicable United States or international regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs;

•	be commercially viable;

•	be eligible for third party reimbursement from governmental or private insurers; or

•	achieve market acceptance.

If we are not successful in developing a commercial pharmaceutical product from the sordarins anti-infective program we acquired from Glaxo Wellcome, S.A. in 2003, some of the anticipated benefits of the acquisition may not be realized.

The process of developing a commercial pharmaceutical product from the anti-infective compounds we acquired from Glaxo Wellcome, S.A. in 2003 requires additional preclinical testing and clinical trials, all of which are significantly expensive and time-consuming and may not result in a commercial product. We may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent testing or commercialization of any product, including the following:

•	We, our collaborators, if any, or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•	We may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

•	Safety and efficacy results attained in preclinical studies or early human clinical trials may not be conclusive or indicative of results that are obtained in later clinical trials; and

•	The effects our anti-infective compounds have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their market acceptance and commercial use if ever approved.

If any of these events lead to a delay in, or lead us to discontinue, further development or commercialization of any product candidate, the anticipated benefits of our acquisition of the anti-infective program would not be realized.

We do not have the capacity to manufacture products on a commercial scale. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Quantum phytase, Phyzyme™ XP, Cottonase™ enzyme, Luminase™ PB-100 enzyme, and Ultra-Thin enzyme under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our primary third-party manufacturer is located in a foreign country. Any difficulties or interruptions of service with our third-party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

Environmental and social concerns about genetically engineered products could limit or prevent the use of our products and technologies and limit our revenue.

Some of our anticipated products are genetically engineered. If we and/or our collaborators are not able to overcome the environmental and social concerns relating to genetic engineering, our products may not be accepted. Any of the risks discussed below could result in expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies and products could be limited by the following factors:

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

We collect genetic material from organisms found in diverse environments. We collect material from government-owned land in foreign countries and in areas of the United States under formal resource access agreements and from private lands under individual agreements with private landowners. If our access to materials under biodiversity access agreements or other arrangements is reduced or terminates, it could harm our internal and our collaborative research and development efforts. We also collect samples from other environments where agreements are currently not required, such as the deep sea. All of our agreements with foreign countries expire in 2008 or earlier, are renewable, and are all subject to earlier termination. We have voluntarily ceased collections of further commercial research samples in Yellowstone National Park pending the park’s resolution of collection guidelines.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. As of June 30, 2005, we had 309 full-time employees. While we do not expect to significantly increase our headcount in the near future, if we add more projects, it may place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

All phases, especially the field testing, production, and marketing, of our potential products are subject to significant federal, state, local, and/or foreign governmental regulation. Regulatory agencies may not allow us to produce and/or market our products in a timely manner or under technically or commercially feasible conditions, or at all, which could harm our business. For example, we are currently waiting for United Stated Food and Drug Administration, or FDA, approval of our Quantum phytase product. We believe that the delay in approval of this product has negatively impacted our anticipated revenues during the first half of 2005.

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

Our stock price has been and may continue to be particularly volatile.

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

Our executive officers, directors, and stockholders with at least 5% of our stock together beneficially owned approximately 53.8% of our outstanding common stock as of August 1, 2005. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. As of August 1, 2005, Syngenta and its affiliates owned approximately 17.9% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, executive officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at June 30, 2005 and December 31, 2004 by $0.4 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

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

In December 2002, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Diversa Corp. Initial Public Offering Sec. Litig., Case No. 02-CV-9699. In the amended complaint, the plaintiffs allege that we and certain of our officers and directors, and the underwriters (the “Underwriters”) of our initial public offering (“the IPO”), violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that our registration statement and prospectus prepared in connection with our IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Exchange Act based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Sec. Litig., Case No. 21 MC 92, in which similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (collectively, the “Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (collectively, the “IPO Cases”). On January 7, 2003, the IPO Case against us was assigned to United States Judge Shira Scheindlin of the Southern District of New York, before whom the IPO Cases have been consolidated for pretrial purposes.

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. The tentative settlement also provides that, in the event that Plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the Underwriters in the IPO Cases and related litigation, Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In the event, for example, that Plaintiffs recover nothing from the Underwriter defendants in the IPO Cases and the Issuers’ insurers therefore become liable to the Plaintiffs for an aggregate of $1 billion pursuant to the settlement proposal, the pro rata liability of our insurers, with respect to us, would be approximately $4 million, assuming that 250 participate in the settlement. We are covered by a claims-made liability insurance policy which we believe would satisfy our insurer’s pro rata liability described in this hypothetical example.

In June 2004, we executed a formal settlement agreement with the plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements and final judicial approval.

We are also, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In our opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through June 30, 2005, approximately $15.7 million of the net proceeds had been used to purchase property and equipment and approximately $92.4 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Stockholders on May 12, 2005. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions and broker non-votes with respect to each matter. The nominees for director were elected to hold office until the 2008 Annual Meeting of Stockholders, and the two management proposals were approved by the stockholders.

a)	The stockholders elected the two nominees for the board of directors to hold office until the 2008 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Mr. Peter Johnson	38,138,483	1,054,431
Ms. Cheryl Wenzinger	38,432,051	760,863

In addition to the above nominees for director, the following directors’ terms of office continued after the 2005 Annual Meeting of Stockholders: Dr. James H. Cavanaugh, Dr. Fernand Kaufmann, Mr. Mark Leschly, Dr. Jay M. Short, and Dr. Melvin I. Simon.

b)	The stockholders approved the adoption of the 2005 Non-Employee Directors’ Equity Incentive Plan:

	Votes
For	Against	Abstain
19,544,792	13,809,489	26,400

There were 5,814,941 broker non-votes.

c)	The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005:

	Votes
For	Against	Abstain
32,124,703	55,350	12,861

There were no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: August 5, 2005	/s/ Anthony E. Altig
Anthony E. Altig
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)