Form 10-Q
period 2005-09-30
DIVERSA CORP
filed 2005-10-31
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares of the registrant’s Common Stock outstanding as of October 21, 2005 was 44,798,866.

DIVERSA CORPORATION

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

DIVERSA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$38,956	$33,796
Short-term investments	31,003	64,397
Accounts receivable (including $1,675 and $1,453 from a related party at September 30, 2005 and December 31, 2004)	7,912	5,771
Other current assets	4,515	3,252

Total current assets	82,386	107,216
Property and equipment, net	23,197	27,019
Acquired intangible assets, net	43,296	47,201
Other assets	2,207	2,620

Total assets	$151,086	$184,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,274	$2,195
Accrued liabilities	7,560	7,216
Deferred revenue (including $5,516 and $5,325 from a related party at September 30, 2005 and December 31, 2004)	6,158	5,892
Current portion of notes payable and capital lease obligations	7,024	8,982

Total current liabilities	25,016	24,285
Notes payable, less current portion	7,170	8,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized, 44,799,000 and 43,730,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	45	44
Additional paid-in capital	358,156	351,736
Deferred compensation	(3,498)	—
Accumulated deficit	(235,527)	(200,497)
Accumulated other comprehensive loss	(276)	(337)

Total stockholders’ equity	118,900	150,946

Total liabilities and stockholders’ equity	$151,086	$184,056

Note: The balance sheet data at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Collaborative revenue (including related party revenue of $5,989 and $6,925 for the three months ended September 30, 2005 and 2004; $18,720 and $24,555 for the nine months ended September 30, 2005 and 2004)	$8,136	$8,383	$26,342	$28,184
Grant revenue	2,562	2,638	7,340	7,478
Product-related revenue	2,075	1,875	6,105	3,753

Total revenues	12,773	12,896	39,787	39,415

Expenses:
Cost of product-related revenue	2,772	959	7,550	2,164
Research and development	17,932	17,748	55,555	53,691
Selling, general and administrative	3,286	2,792	9,522	9,233
Amortization of acquired intangible assets	651	650	1,952	1,952
Non-cash, stock-based compensation	231	—	644	—

Total operating expenses	24,872	22,149	75,223	67,040

Loss from operations	(12,099)	(9,253)	(35,436)	(27,625)
Interest and other income, net	32	24	406	226

Net loss	$(12,067)	$(9,229)	$(35,030)	$(27,399)

Basic and diluted net loss per share	$(0.27)	$(0.21)	$(0.80)	$(0.63)

Weighted average shares used in computing basic and diluted net loss per share	44,070	43,505	43,965	43,318

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(35,030)	$(27,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,430	13,498
Non-cash, stock-based compensation charges	644	—
Changes in operating assets and liabilities:
Accounts receivable	(2,141)	1,057
Other assets	(850)	(2,451)
Accounts payable and accrued expenses	2,423	(1,498)
Deferred revenue	266	(9,202)

Net cash used in operating activities	(21,258)	(25,995)

Investing activities:
Purchases of short-term investments	(223,015)	(39,256)
Sales and maturities of short-term investments	256,471	70,107
Purchases of property and equipment	(5,703)	(6,154)

Net cash provided by investing activities	27,753	24,697

Financing activities:
Net proceeds from sale of common stock	2,279	3,124
Principal payments on capital leases	(190)	(403)
Principal payments on notes payable	(7,992)	(7,756)
Advances under notes payable	4,568	7,915

Net cash (used in) provided by financing activities	(1,335)	2,880

Net increase in cash and cash equivalents	5,160	1,582
Cash and cash equivalents at beginning of period	33,796	20,506

Cash and cash equivalents at end of period	$38,956	$22,088

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business

Diversa Corporation (the “Company”) applies proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, and (b) protein therapeutics, including antibodies, which are binding proteins. The Company is directing its integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, chemical, and industrial applications, such as enzymes, as well as protein therapeutics with pharmaceutical applications.

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

The Company recognizes revenue when all of its contractual obligations are satisfied and collection of the underlying receivable is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met.

Collaborative Revenue

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

During the nine months ended September 30, 2005 and 2004, the Company had collaborative research agreements that accounted for 66% and 72% of total revenue. One collaborator, a related party, accounted for 47% and 53% of total revenue during the three months ended September 30, 2005 and 2004, and 47% and 63% of total revenue during the nine months ended September 30, 2005 and 2004 (See Note 5 – Related Party Transactions).

Grant Revenue

Revenue from grants is recognized as related costs are incurred, as long as such costs are within the funding limits specified by the underlying grant agreements.

Product-Related Revenue

Product-related revenues are recognized at the time of shipment to the customer provided all other revenue recognition criteria have been met. The Company recognizes revenue on product sales through third-party distribution agreements in accordance with the provisions set forth in Financial Accounting Standards Board Statement (“FASB”) No. 48, “Revenue Recognition When Right of Return Exists.” Under FASB No. 48, the Company recognizes product revenues upon shipment to distributors, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by the Company; (e) the Company has no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes profit-sharing revenue during the quarter in which such revenue is earned, based on estimates provided by the Company’s profit-sharing partner. These estimates are adjusted for actual results in the subsequent quarter. Profit-sharing revenue is included in product-related revenue in the statement of operations.

4.	Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. During February 2005, the Company issued 601,510 restricted shares to employees. As of September 30, 2005, all outstanding restricted shares issued to employees were unvested, and, for purposes of the computation of net loss per share, are considered contingently returnable shares under FASB No. 128, “Earnings Per Share.” Under FASB No. 128, contingently returnable shares are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these unvested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding during the period	44,672	43,505	44,469	43,318
Less: Weighted average unvested restricted shares outstanding	(602)	—	(504)	—

Weighted average shares used in computing basic and diluted net loss per share	44,070	43,505	43,965	43,318

Net loss	$(12,067)	$(9,229)	$(35,030)	$(27,399)

Net loss per share, basic and diluted	$(0.27)	$(0.21)	$(0.80)	$(0.63)

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.

5.	Related Party Transactions

Syngenta AG

On February 20, 2003, the Company entered into a research collaboration with Syngenta AG (“Syngenta”), a greater-than 10% owner of the Company’s outstanding common stock. Under the collaboration, which was amended in May 2004, the Company is entitled to receive a minimum of $118.0 million in research and development funding over the initial seven-year term of the related research collaboration agreement and is eligible to receive certain milestone payments and royalties upon product development and commercialization.

The Company recognized collaborative revenue from Syngenta and its affiliates of $6.0 million and $6.9 million during the three months ended September 30, 2005 and 2004, and $18.7 million and $24.6 million during the nine months ended September 30, 2005 and 2004. Accounts receivable due from Syngenta were $1.7 million and $1.5 million, and deferred revenue associated with Syngenta was $5.5 million and $5.3 million at September 30, 2005 and December 31, 2004.

Notes Receivable from Officers

In February 2000, the Company initiated a loan program for nine employees to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees’ exercise of incentive and non-qualified stock options during 1999. This failure to timely file the Form 83(b) elections exposed the employees to significant personal tax liabilities. To limit the tax exposure, the Company elected to accelerate the vesting of the approximately 207,000 unvested options, and agreed to loan the employees up to $1.6 million in full recourse promissory notes. As of September 30, 2005 and December 31, 2004, the Company had a remaining loan balance due from four individuals aggregating $0.6 million, which amounts are included in other assets on the balance sheet. The notes bear interest at 4.94%, are due in April 2006, and contain certain mandatory prepayment provisions.

6.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive loss in its statements of stockholders’ equity.

For the three and nine months ended September 30, 2005 and 2004, the comprehensive loss consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(12,067)	$(9,229)	$(35,030)	$(27,399)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(23)	121	61	(415)

Comprehensive loss	$(12,090)	$(9,108)	$(34,969)	$(27,814)

7.	Contingencies

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted IPOs of their common stock in 2000 and the late 1990’s. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order. In addition, the Court approved the form of notice to be sent to members of the settlement classes, which will be published and mailed beginning November 15, 2005. The Court has set a final settlement fairness hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirements as well as final judicial approval. The Company is covered by a claims-made liability insurance policy which it believes will satisfy the Company’s insurers’ pro-rata liability under this settlement.

8.	Commitments

On September 30, 2005, the Company entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provides for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). Borrowings under the Equipment Advances will be structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings will bear interest at the Bank’s prime rate plus 0.75% (7.50% at September 30, 2005). Amounts outstanding under the Letter of Credit Sublimit are unsecured, and are subject to an annual fee of 1.25%.

The Bank Agreement contains standard affirmative and negative covenants and restrictions on actions by the Company including, but not limited to, activity related to the Company’s common stock repurchases, liens, investments, indebtedness, and fundamental changes in, or dispositions of, the Company’s assets. Certain of these actions may be taken by the Company with the consent of the Bank. In addition, the Company is required to meet certain financial covenants, primarily a minimum balance of unrestricted cash, cash equivalents, and investments in marketable securities of $25.0 million, including $15.0 million maintained in accounts at the Bank or its affiliates.

On September 30, 2005, the Company completed a drawdown of approximately $0.6 million under the Equipment Advances. At September 30, 2005, there was approximately $0.6 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $4.6 million under the Letter of Credit Sublimit, as required under the Company’s facilities leases. The Company leases approximately 140,000 square feet of space in San Diego, California under two separate operating leases. Under the terms of the leases, the Company is required to maintain an irrevocable standby letter of credit from a bank in lieu of a cash security deposit. The amount of the letter of credit is based upon certain financial covenants requiring minimum market capitalization or working capital.

As of September 30, 2005, the Company was in compliance with all debt covenants under its various financing agreements.

9.	Stock-Based Compensation

The Company measures compensation expense for stock options granted to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, using the intrinsic value method, under which it recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant.

Compensation expense for options granted to non-employees has been determined in accordance with Financial Accounting Standards Board Statement (“FASB”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically re-measured as the underlying shares vest.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of FASB No. 123. For the three months ended September 30, 2005 and 2004, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.98% to 4.15% and 3.29% to 3.56%; dividend yield of 0%; volatility factor of 52% and 51%; and a weighted-average expected life of the options of 3.5 years.

For the nine months ended September 30, 2005 and 2004, the fair value of these options was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates ranging from 3.58% to 4.18% and 2.65% to 3.96%; dividend yield of 0%; volatility factor of 56% and 60%; and a weighted-average expected life of the options of 2.0 years and 3.0 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(12,067)	$(9,229)	$(35,030)	$(27,399)
Add: Stock-based employee compensation expense included in reported net loss	231	—	644	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,305)	(2,322)	(4,905)	(7,771)

Pro forma net loss	$(13,141)	$(11,551)	$(39,291)	$(35,170)

Basic and diluted net loss per share, as reported	$(0.27)	$(0.21)	$(0.80)	$(0.63)
Pro forma basic and diluted net loss per share	$(0.30)	$(0.27)	$(0.89)	$(0.81)

10.	Impact of Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued FASB No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FASB No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of FASB No. 151 will have a material impact on its financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB No. 123(R), Share-Based Payment, which is a revision of FASB No. 123, Accounting for Stock-Based Compensation. FASB No. 123(R) supersedes APB No. 25 and amends FASB No. 95, Statement of Cash Flows. Generally, the approach in FASB No. 123(R) is similar to the approach described in FASB No. 123. However, FASB No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative. FASB No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FASB 123(R) for all share-based payments granted after that date, and based on the requirements of FASB 123 for all unvested awards granted prior to the effective date of FASB No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with FASB No. 123. The Company currently expects to adopt FASB No. 123(R) effective January 1, 2006; however, it has not yet determined which adoption method it will use. The Company believes that the adoption of this statement will have a significant impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. These include statements related to investments in our core technologies, the discovery, development, and/or optimization of novel genes, enzymes, antibodies, and other biologically active compounds, the development and commercialization of products and product candidates, the benefits to be derived from our current and future strategic alliances, and our estimates regarding future revenue, profitability, equipment costs, committed funding, liquidity and capital requirements, all of which are prospective. Such statements are only predictions, and actual events or results may differ materially from those projected in such forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations and our ability to achieve milestones under existing and future collaboration agreements, our ability to commercialize products (including by obtaining any required regulatory approvals) using our technologies and the timing for launching any commercialized products, the development or availability of competitive products or technologies, and our future ability to enter into and/or maintain collaboration and joint venture agreements and licenses, as well as other risks and uncertainties identified below and in the section of this report entitled “Risk Factors Related to Our Business” and in our other publicly available documents. These forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results, changes in our expectations, or otherwise.

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

Overview

We were incorporated in December 1992 and began operations in May 1994. We are a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, and (b) protein therapeutics, including antibodies, which are binding proteins. We are directing our integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, chemical, and industrial applications, such as enzymes, as well as protein therapeutics and orally active drugs with pharmaceutical applications. Our key areas of focus for internal product development are for the large markets in animal care, fiber modification, oil and nutrition, and optimized, second-generation monoclonal antibody therapeutics. In addition to our internal product development efforts, we have alliances with market leaders, such as BASF, Bayer Animal Health, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Medarex, Merck, Syngenta AG, and Xoma.

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

Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2005, we had deferred revenue totaling $6.2 million.

We have incurred net losses since our inception. As of September 30, 2005, our accumulated deficit was $235.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products, and as a result of our potential additional investment in our sales and marketing infrastructure to support anticipated growth in product revenues. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the factors affecting our revenue described above, as well as the initiation and expansion of research and development programs and the potential acquisition of new technologies and proprietary rights. Results of operations for any period may be unrelated to results of operations for any other period. We believe that our historical results are not a good indicator of our future operating results. In addition, our interim results are not necessarily indicative of our anticipated results for the full fiscal year.

Recent Events

On October 5, 2005, Jay M. Short, Ph.D. resigned as our President and Chief Executive Officer, and our Board of Directors appointed Edward T. Shonsey, our Executive Vice President of Internal Development, as our Chief Executive Officer on an interim basis. Mr. Shonsey is working with existing management to review all of our programs and operations with the goal to accelerate the development and commercialization of products which we believe have the greatest potential while we reduce unnecessary expenditures. We believe that this will enable us to better position ourselves to reduce our loss and cash usage while we realize the greatest value from our programs and move us toward profitability. As a result of this review, we may incur additional charges in the near-term.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues

Revenues decreased 1.0%, or $0.1 million, to $12.8 million for the quarter ended September 30, 2005 from $12.9 million for the same period in 2004.

Revenue from collaborations decreased 3.0%, or $0.3 million, to $8.1 million from $8.4 million and accounted for 64% and 65% of total revenue for the quarters ended September 30, 2005 and 2004.

Product-related revenue for the quarter ended September 30, 2005 increased 10.7% to $2.1 million from $1.9 million for the same quarter in 2004. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements, regulatory approval timelines for new products, and an expected increase in product-related revenue based upon new product introductions. We anticipate that our revenue mix will continue to shift toward a higher percentage of product-related revenue.

Cost of Product-Related Revenue

Cost of product-related revenue includes both fixed and variable costs including materials and supplies, labor, facilities and other overhead costs associated with our product-related revenues. For the quarter ended September 30, 2005, these costs increased $1.8 million to $2.8 million, or 189.0%, compared to $1.0 million for the same quarter in the prior year. This increase resulted from an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product-related revenues, an increase in product-related revenues, and charges for inventory obsolescence. Cost of product-related revenue was 134% of product-related revenues in the quarter ended September 30, 2005, compared to 51% of product-related revenues for the same quarter in 2004. We expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales. However, our gross margins are dependent upon the mix of product-related sales as the cost of goods sold varies from product to product.

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

For the quarter ended September 30, 2005, we estimate that approximately 55% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that 45% were spent on internal product and technology development. Our research and development expenses increased 1.0%, or $0.2 million, to $17.9 million for the quarter ended September 30, 2005 from $17.7 million for the same quarter in 2004. The increase was primarily due to an increase in laboratory and supplies expense, offset in part by a decrease in personnel costs for direct research and development. Our direct research and development staff decreased to 248 at September 30, 2005 from 307 at September 30, 2004. The decrease in staff was primarily due to a realignment of our workforce in late 2004 to more closely focus on the sales and marketing of our new and existing products and the development of other product candidates.

Research and development costs by type of project and unallocated costs incurred during the quarters ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Collaborations:
Syngenta	$1,523	$1,428
Other	1,238	1,033

Total collaborations	2,761	2,461
Grants	1,197	1,385
Internal development	2,137	2,871
Unallocated	11,837	11,031

	$17,932	$17,748

Research and development costs based upon type of cost incurred for the quarters ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Personnel related	$6,095	$6,717
Laboratory and supplies	3,119	2,370
Outside services	2,595	2,475
Equipment and depreciation	2,342	2,240
Facilities, overhead and other	3,781	3,946

	$17,932	$17,748

We have only recently launched our first products. Additionally, we have several product candidates in various stages of development related to collaborations and grants as well as internally developed products. It can take many years from the initial decision to perform research through development until products, if any, are ultimately marketed. The outcome of research is unknown until each stage of testing is completed, up through and including clinical trials and regulatory approvals, if needed. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in our risk factors. While we anticipate that we will continue to dedicate significant resources to development of future products, we expect that our total research and development costs will decrease in future periods as we position the Company to reduce its loss and cash usage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18.0%, or $0.5 million, to $3.3 million from $2.8 million for the same quarter in 2004. This increase was primarily related to headcount costs to support sales and marketing for our new and existing products. We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue.

Non-cash, Stock-based Compensation

We recorded stock-based deferred compensation of approximately $4.4 million during the first quarter of 2005 related to the granting of restricted stock awards to employees. We amortize the deferred compensation balance to expense on a straight-line basis over the vesting period of the awards, which is generally four years. We recorded net expense of $0.2 million related to the amortization of deferred stock-based compensation during the quarter ended September 30, 2005.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets, which aggregated $0.7 million for each of the quarters ended September 30, 2005 and 2004, results primarily from the acquisition, in February 2003, of certain intellectual property rights licensed from Syngenta that we are amortizing over 15 years.

Interest and Other Income, Net

Interest and other income, net, for the quarter ended September 30, 2005 was $32,000, compared to $24,000 for the same period in 2004. The increase was primarily due to a decrease in interest expense due to lower debt balances as compared to 2004. This increase was offset in part by a decrease in interest income resulting for lower average cash balances during the quarter ended September 30, 2005 as compared to same period in 2004.

Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues increased 0.9%, or $0.4 million, to $39.8 million for the nine months ended September 30, 2005 from $39.4 million for the same period in 2004.

Revenue from collaborations decreased 7.0%, or $1.9 million, to $26.3 million from $28.2 million and accounted for 66% and 72% of total revenue for the nine months ended September 30, 2005 and 2004. The decrease in collaborative revenues was primarily attributable to revenue earned in 2004 under the Company’s former Zymetrics contract joint venture agreements with Syngenta, which were not repeated in the current periods. Under this agreement, the Company earned revenue from milestones and exclusivity fees aggregating $6.5 million during the nine months ended September 30, 2004. This decrease in collaborative revenue was offset by increased revenue from new or expanded partnerships in 2005, including Merck and Cargill.

Product-related revenue for the nine months ended September 30, 2005 increased 63.0% to $6.1 million from $3.8 million for the same period in 2004. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco.

Cost of Product-Related Revenue

For the nine months ended September 30, 2005, our cost of goods sold increased $5.4 million to $7.6 million, or 249.0%, compared to $2.2 million for the same period in the prior year. Cost of goods sold was 124% of product-related revenues in the nine months ended September 30, 2005, compared to 58% of product-related revenues for the same period in 2004. This increase resulted from an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product-related revenues, increased product-related revenues, and to a lesser extent, charges for inventory obsolescence.

Research and Development Expenses

For the nine months ended September 30, 2005, we estimate that approximately 62% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that 38% were spent on internal product and technology development. Our research and development expenses increased $1.9 million, or 4.0%, to $55.6 million for the nine months ended September 30, 2005 from $53.7 million for the same period in 2004. The increase was primarily due to an increase in outside services costs under our Syngenta collaboration and costs during the first half of 2005 associated with our internal pharmaceutical development programs, as well as an increase in costs to support our internal product development efforts, including increases in laboratory and supplies expense, third party outside services costs, indirect support personnel, depreciation and facilities and overhead-related costs. These increases were offset in part by a decrease in personnel costs for direct research and development. Our direct research and development staff decreased to 248 at September 30, 2005 from 307 at September 30, 2004. The decrease in staff was primarily due to a realignment of our workforce in late 2004 to more closely focus on the sales and marketing of our new and existing products and the development of other product candidates.

Research and development costs by type of project and unallocated costs incurred during the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Collaborations:
Syngenta	$4,605	$6,217
Other	3,932	2,481

Total collaborations	8,537	8,698
Grants	3,582	4,129
Internal development	7,243	9,407
Unallocated	36,193	31,457

	$55,555	$53,691

Research and development costs based upon type of cost incurred for the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Personnel related	$19,362	$22,234
Laboratory and supplies	7,676	7,054
Outside services	8,208	5,615
Equipment and depreciation	7,056	6,643
Facilities, overhead and other	13,253	12,145

	$55,555	$53,691

While we anticipate that we will continue to dedicate significant resources to development of future products, we expect that our total research and development costs will decrease in future periods as we position the Company to reduce its loss and cash usage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3.0% to $9.5 million for the nine months ended September 30, 2005 from $9.2 million for the same period in 2004. This increase was primarily related to headcount cost to support sales and marketing for new and existing products. We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue.

Non-cash, Stock-based Compensation

We recorded deferred compensation expense of approximately $4.4 million during the first quarter of 2005 related to the granting of restricted stock awards to employees. We amortize the deferred compensation balance to expense on a straight-line basis over the vesting period of the awards, which is generally four years. We recorded net expense of $0.6 million related to the amortization of deferred stock-based compensation during the nine months ended September 30, 2005.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets, which aggregated $2.0 million for each of the nine months ended September 30, 2005 and 2004, results primarily from the acquisition, in February 2003, of certain intellectual property rights licensed from Syngenta that are being amortized over 15 years.

Interest and Other Income, Net

Interest and other income, net, for the nine months ended September 30, 2005 was $0.4 million, compared to $0.2 million for the same period in 2004. The increase was primarily due to a decrease in interest expense due to lower debt balances as compared to 2004. This increase was offset in part by a decrease in interest income resulting for lower average cash balances during the nine months ended September 30, 2005 as compared to the same period in 2004.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and grant funding agencies have provided us with more than $225.0 million in funding from our inception through September 30, 2005, and are also committed to provide approximately $78.0 million in additional funding through 2010, of which $6.2 million is included in deferred revenue. Future committed funding is subject to our performance under existing agreements, and excludes milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As of September 30, 2005, we had cash, cash equivalents, and short-term investments of approximately $70.0 million. Our short-term investments as of such date consisted primarily of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

During 2002, we entered into a manufacturing agreement with Fermic, S.A. de C.V., or Fermic, to provide us with commercial quantities of certain enzyme products. Under the terms of the agreement, we are required to fund certain equipment required for fermentation and downstream processing of the products. Through September 30, 2005, we had incurred costs of approximately $11.3 million for equipment related to this agreement. During the remainder of 2005, we anticipate funding as much as $2.2 million in additional equipment costs related to the manufacturing agreement. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of September 30, 2005, we are committed to pay Fermic an estimated $15.1 million in such costs through 2008.

We purchased capital equipment totaling $5.7 million during the first nine months of 2005, and financed approximately $4.6 million of these purchases through our existing financing arrangements. We anticipate the cost of capital equipment required to support the ongoing needs of our existing research could be as much as $2.3 million for the remainder of 2005. We anticipate funding our capital requirements for the remainder of 2005 with our existing bank credit facility, and with available cash.

Our operating activities used cash of $21.3 million for the nine months ended September 30, 2005. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $35.0 million, partially offset by depreciation and amortization of $13.4 million.

Our investing activities provided cash of $27.8 million for the nine months ended September 30, 2005. Our investing activities consisted primarily of a net decrease in short-term investments of $33.5 million to fund operations, partially offset by purchases of property and equipment of $5.7 million.

Our financing activities used cash of $1.3 million for the nine months ended September 30, 2005. Our financing activities consisted primarily of borrowings under notes payable of $4.6 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $2.3 million, partially offset by payments on notes payable and capital leases of $8.2 million.

The following table summarizes our contractual obligations at September 30, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$14,194	$7,024	$6,699	$471	$—
Operating leases	57,597	4,622	9,744	10,426	32,805
Manufacturing costs to Fermic	15,120	5,940	9,180	—	—
License and research agreements	2,001	442	759	375	425

Total Contractual Obligations	$88,912	$18,028	$26,382	$11,272	$33,230

On September 30, 2005 we entered into a $14.6 million Loan and Security Agreement, or the Bank Agreement, with a commercial bank, or the Bank. The Bank Agreement provides for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases, or the Equipment Advances, in the United States and Mexico, and a $4.6 million letter of credit sub-facility, or the Letter of Credit Sublimit. Borrowings under the Equipment Advances will be structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings will bear interest at the Bank’s prime rate plus 0.75% (7.50% at September 30, 2005). Amounts outstanding under the Letter of Credit Sublimit are unsecured, and are subject to an annual fee of 1.25%.

The Bank Agreement contains standard affirmative and negative covenants and restrictions on actions by us, including, but not limited to, activity related to our common stock repurchases, liens, investments, indebtedness, and fundamental changes in, or dispositions of, our assets. Certain of these actions may be taken by us with the consent of the Bank. In addition, we are required to meet certain financial covenants, primarily a minimum balance of unrestricted cash, cash equivalents, and investments in marketable securities of $25.0 million, including $15.0 million maintained in accounts at the Bank or its affiliates.

On September 30, 2005, we completed a drawdown of approximately $0.6 million under the Equipment Advances. At September 30, 2005, there was approximately $0.6 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $4.6 million under the Letter of Credit Sublimit, as required under our facilities leases. We lease approximately 140,000 square feet of space in San Diego, California under two separate operating leases. Under the terms of the leases, we are required to maintain an irrevocable standby letter of credit from a bank in lieu of a cash security deposit. The amount of the letter of credit is based upon certain financial covenants requiring minimum market capitalization or working capital.

We are currently reviewing all of our programs and operations with the goal to accelerate the development and commercialization of products which we believe have the greatest potential while we reduce unnecessary expenditures. We believe that this will enable us to better position ourselves to reduce our loss and cash usage while we realize the greatest value from our programs and move us toward profitability. As a result of this review, we may incur additional charges in the near-term. While we expect to reduce our cash usage in 2006, we anticipate that our sales and marketing expenses will remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support an anticipated increased level of product revenue.

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

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin No. 104, or SAB 104,, “Revenue Recognition.”

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

We recognize revenue from grants as related costs are incurred, as long as such costs are within the funding limits specified by the underlying grant agreements.

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include our profit-sharing revenues in product-related revenues on the statement of operations. We recognize profit-sharing revenues during the quarter in which such profit sharing revenues are earned, based on estimates provided by our profit-sharing partner. We adjust these estimates for actual results in the subsequent quarter. We include profit-sharing revenues in product-related revenues on the statement of operations. To date, we have generated a substantial portion of our product-related revenues, including profit-sharing revenues, through our agreements with Danisco.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from those estimates, which may affect the carrying amount of assets and the related amortization expense. As of September 30, 2005, we had long-lived assets with a net book value of $66.5 million.

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

Segment Reporting

Effective for fiscal 2005, we have determined that we operate in two segments: bioscience products and pharmaceuticals. Pursuant to the provisions of FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, we will be required to report separate financial and descriptive information about our reportable operating segments in our Form 10-K for the fiscal year ended December 31, 2005. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. FASB No. 131 does not apply to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. As such, no segment disclosures have been included in the accompanying notes to the condensed consolidated financial statements for the quarter and nine months ended September 30, 2005.

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

We have incurred net losses since our inception, including a net loss of approximately $12.1 million and $35.0 million for the quarter and nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $235.5 million. We expect to incur additional losses for at least the next two years as we continue to develop independent products, and as a result of our anticipated investment in our sales and marketing infrastructure to support anticipated growth in product sales. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for the remainder of 2005 will result from the same sources.

Future revenue from collaborations is uncertain because our ability to generate revenue will depend upon our ability to maintain our current collaborations, enter into new collaborations, and to meet research, development, and commercialization objectives under new and existing agreements. While we expect to reduce our cash usage in 2006, we anticipate that our sales and marketing expenses will remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support an anticipated increased level of product revenues. We will need to generate significant additional revenue to achieve profitability. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones and achieve milestones under them, but we must also develop products or technologies that we or our partners choose to commercialize and that are commercially successful and from which we can derive revenue through royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Because we are an early stage company developing and deploying new technologies, we may not be able to commercialize our technologies or products, which could cause us to be unprofitable or cease operations.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only eight of our own products: Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ PB-100 enzyme, Bayovac® SRS, Ultra-Thin enzyme, and blue and green fluorescent proteins. In addition four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we can generate royalties. Our products and technologies have generated only modest revenues to date. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have license agreements, strategic alliance agreements and/or collaboration agreements with BASF, Bayer Animal Health, Cargill Health and Food Technologies, , DSM Pharma Chemicals, DuPont Bio-Based Materials, Medarex, Merck and Xoma. We also have formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the quarter and nine months ended September 30, 2005, approximately 47% of our revenue was from affiliates of Syngenta AG and a major portion of our future committed funding is also to be received from affiliates of Syngenta AG. We expect that a significant portion of any future revenue will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Quantum phytase, Phyzyme™ XP, Cottonase™ enzyme, Luminase™ PB-100 enzyme, and Ultra-Thin enzyme under our direction and oversight. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our primary third-party manufacturers is located in a foreign country. Any difficulties or interruptions of service with our third-party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators or customers.

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

Our strategy includes entering into and working on simultaneous projects across multiple industries. As of September 30, 2005, we had 302 full-time employees. While we do not expect to increase our headcount in the near future, if we add more projects, it may place a strain on us. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Codexis, Maxygen, Inc., Evotec, and Xencor, Inc. have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. AB Enzymes, Dyadic International, and Genencor (a subsidiary of Danisco A/S), Iogen and Novozymes A/S are involved in development, overexpression, fermentation, and/or purification of enzymes. Abgenix, Inc., Cambridge Antibody Technology, Genentech, Medarex, Inc., and Morphosys AG are involved in the development of human monoclonal antibodies. A number of companies are marketing and selling anti-fungal therapeutics and/or have anti-fungal therapies under clinical development, including, but not limited to, Bristol-Myers Squibb, Fujisawa Pharmaceutical Company, Johnson & Johnson, Novartis, Pfizer, Schering-Plough, Connetics Corporation, Demegen, Gilead Sciences, Intermune, and Vicuron Pharmaceuticals. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products. Any products that we develop through our technologies will compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical, and marketing resources than we do and may succeed in developing products that would render our products or those of our collaborators obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Current competitors or other companies may develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

Stringent laws and required government approvals could delay our introduction of products.

All phases, especially the field testing, production, and marketing, of our potential products are subject to significant federal, state, local, and/or foreign governmental regulation. Regulatory agencies may not allow us to produce and/or market our products in a timely manner or under technically or commercially feasible conditions, or at all, which could harm our business. For example, we are currently waiting for United States Food and Drug Administration, or FDA, approval of our Quantum phytase product. We believe that the delay in approval of this product has negatively impacted our anticipated revenues during the first nine months of 2005.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Revenue in future periods may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	Termination or restructuring of strategic alliances and collaborations;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	The ability and willingness of strategic partners and collaborators to commercialize, market, and sell royalty-bearing products on expected timelines;

•	Our ability to enter into new agreements with strategic partners and collaborators or to extend the terms of our existing strategic alliance agreements and collaborations, and the terms of any agreement of this type;

•	Our ability to successfully satisfy all pertinent regulatory requirements;

•	Our ability to successfully commercialize products developed independently and the demand for such products; and

•	General and industry specific economic conditions, which may affect our collaborative partners’ research and development expenditures.

If revenue declines or does not grow as anticipated due to the expiration of strategic alliance or collaboration agreements, failure to obtain new agreements or grants, lower than expected product sales or royalty payments, or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our operating expenses, including expenses for facilities, equipment and personnel, and manufacturing costs, are relatively fixed. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

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

Our executive officers, directors, and stockholders with at least 5% of our stock together beneficially owned approximately 53.6% of our outstanding common stock as of September 30, 2005. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. As of September 30, 2005, Syngenta and its affiliates owned approximately 17.8% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, executive officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at September 30, 2005 and December 31, 2004 by $0.3 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

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

Subsequent to September 30, 2005, we experienced changes in our senior management, including the departure of our Chief Executive Officer and appointment of a new Chief Executive Officer. We do not believe that any of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2002, we and certain of our current and former officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Diversa Corp. Initial Public Offering Sec. Litig., Case No. 02-CV-9699. In the amended complaint, the plaintiffs allege that we and certain of our officers and directors, and the underwriters (the “Underwriters”) of our initial public offering (“the IPO”), violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that our registration statement and prospectus prepared in connection with our IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Exchange Act based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Sec. Litig., Case No. 21 MC 92, in which similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (collectively, the “Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (collectively, the “IPO Cases”). On January 7, 2003, the IPO Case against us was assigned to United States Judge Shira Scheindlin of the Southern District of New York, before whom the IPO Cases have been consolidated for pretrial purposes.

In February 2003, the Court issued a decision denying our motion to dismiss the Sections 11 and 15 claims against us and our officers and directors, and granting our motion to dismiss the Section 10(b) claim against us without leave to amend. The Court similarly dismissed the Sections 10(b) and 20 claims against two of our officers and directors without leave to amend, but denied the motion to dismiss these claims against one officer/director.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. The tentative settlement also provides that, in the event that Plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the Underwriters in the IPO Cases and related litigation, Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In the event, for example, that Plaintiffs recover nothing from the Underwriter defendants in the IPO Cases and the Issuers’ insurers therefore become liable to the Plaintiffs for an aggregate of $1 billion pursuant to the settlement proposal, the pro rata liability of our insurers, with respect to us, would be approximately $4 million, assuming that 250 issuers participate in the settlement. We are covered by a claims-made liability insurance policy which we believe would satisfy our insurer’s pro rata liability described in this hypothetical example.

In June 2004, we executed a formal settlement agreement with the plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order. In addition, the Court approved the form of notice to be sent to members of the settlement classes, which will be published and mailed beginning November 15, 2005. The court has set a final settlement fairness hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirements and final judicial approval.

We are also, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In our opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through September 30, 2005, approximately $15.9 million of the net proceeds had been used to purchase property and equipment and approximately $98.8 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

10.1	Loan and Security Agreement by and between the Company and Comerica Bank dated September 30, 2005 (5)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: October 28, 2005	/s/ ANTHONY E. ALTIG
Anthony E. Altig
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)