Form 10-Q
period 2006-06-30
DIVERSA CORP
filed 2006-08-07
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Registrant’s telephone number, including area code (858) 526-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                 Accelerated filer   ☒                 Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2006 was 47,875,480.

DIVERSA CORPORATION

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DIVERSA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	JUNE 30, 2006	DECEMBER 31, 2005
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$46,349	$43,859
Short-term investments	12,982	21,569
Accounts receivable (including $539 and $1,657 from a related party at June 30, 2006 and December 31, 2005)	7,155	9,012
Other current assets	5,216	4,996

Total current assets	71,702	79,436
Property and equipment, net	15,565	18,245
Other assets	280	388

Total assets	$87,547	$98,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,227	$4,968
Accrued liabilities	5,985	6,156
Current portion of restructuring liabilities	1,803	—
Deferred revenue (including $7,378 and $5,931 from a related party at June 30, 2006 and December 31, 2005)	10,129	7,535
Current portion of debt obligations	6,719	7,024

Total current liabilities	27,863	25,683
Notes payable, less current portion	5,196	6,332
Deferred revenue, less current portion	937	1,250
Restructuring liabilities, less current portion	5,754	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock - $0.001 par value; 90,000 shares authorized, 47,911 and 45,048 shares issued and outstanding at June 30, 2006 and December 31, 2005	48	45
Additional paid-in capital	367,267	358,307
Deferred compensation	—	(3,130)
Accumulated deficit	(319,388)	(290,215)
Accumulated other comprehensive loss	(130)	(203)

Total stockholders’ equity	47,797	64,804

Total liabilities and stockholders’ equity	$87,547	$98,069

Note: The balance sheet data at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues: (including related party revenues of $5,131 and $6,142 for the three months ended June 30, 2006 and 2005; $9,570 and $12,802 for the six months ended June 30, 2006 and 2005)
Collaborative revenue	$6,625	$8,953	$12,949	$18,206
Grant revenue	632	2,755	1,283	4,778
Product-related revenue	3,341	2,477	5,876	4,030

Total revenues	10,598	14,185	20,108	27,014

Expenses:
Cost of product-related revenue	2,820	3,086	5,002	4,778
Research and development	12,453	18,308	26,514	37,858
Selling, general and administrative	3,679	3,351	7,550	6,414
Amortization of acquired intangible assets	—	651	—	1,301
Non-cash, stock-based compensation	—	—	—	—
Restructuring expenses	(266)	—	10,757	—

Total operating expenses	18,686	25,396	49,823	50,351

Loss from operations	(8,088)	(11,211)	(29,715)	(23,337)
Interest and other income, net	316	234	542	374

Net loss	$(7,772)	$(10,977)	$(29,173)	$(22,963)

Basic and diluted net loss per share	$(0.17)	$(0.25)	$(0.64)	$(0.52)

Weighted average shares used in computing basic and diluted net loss per share	46,370	43,988	45,895	43,912

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Operating activities:
Net loss	$(29,173)	$(22,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,752	9,011
Non-cash share-based compensation charges	2,695	413
Non-cash restructuring charges	226	—
Non-cash unrealized gain/loss	37	—
Changes in operating assets and liabilities:
Accounts receivable	1,857	(3,952)
Other assets	(112)	(708)
Accounts payable and accrued expenses	(1,292)	2,466
Restructuring liabilities	7,557	—
Deferred revenue	2,281	(403)

Net cash used in operating activities	(11,172)	(16,136)

Investing activities:
Purchases of short-term investments	(215,875)	(161,276)
Sales and maturities of short-term investments	224,499	178,965
Purchases of property and equipment	(2,072)	(4,873)

Net cash provided by investing activities	6,552	12,816

Financing activities:
Net proceeds from sale of common stock	8,551	1,454
Principal payments on debt obligations	(3,636)	(6,112)
Advances under notes payable	2,195	3,948

Net cash provided by (used in) financing activities	7,110	(710)

Net increase (decrease) in cash and cash equivalents	2,490	(4,030)
Cash and cash equivalents at beginning of period	43,859	33,796

Cash and cash equivalents at end of period	$46,349	$29,766

Supplemental disclosure of non-cash operating and financing activities:
Common stock issued to settle employee bonus liabilities	$620	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Business

The Company

Diversa Corporation (the “Company”) was incorporated in December 1992 and began operations in May 1994. The Company is a leader in applying proprietary genomic technologies for the rapid discovery and optimization of novel protein-based products, including (a) enzymes, which are catalytic proteins, and (b) antibodies, which are binding proteins. The Company is directing its integrated portfolio of technologies to the discovery, evolution, and production of commercially valuable molecules with agricultural, industrial, and chemical applications, such as enzymes, as well as optimized antibodies with pharmaceutical applications. While the Company’s technologies have the potential to serve many large markets, the key areas of focus for internal product development are alternative fuels, specialty industrial processes, and health and nutrition.

As more fully described in the accompanying footnotes and prior filings with the Securities and Exchange Commission, on January 5, 2006 the Company announced a strategic reorganization, pursuant to which the Company has focused its resources on advancing its most promising product candidates and programs that have the greatest near-term opportunities. As part of this reorganization, the Company eliminated and/or significantly scaled back its investments in certain programs and lines of business which were not consistent with the current strategic focus. As a result, the Company reduced its workforce by 83 employees and consolidated its facilities. In connection with the reorganization, during the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $45.7 million to write off long-lived tangible and intangible assets that are no longer essential to the Company’s focus and determined to be impaired under current accounting rules. During the six months ended June 30, 2006, the Company also recorded net restructuring charges of $10.8 million related to employee separation and facilities consolidation costs as part of this reorganization (See Note 8—Restructuring Charges).

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

Deferred Revenue

As of June 30, 2006, the Company had $11.1 million in deferred revenue, of which $1.4 million was related to product sales, and $9.7 million was related to funding from collaborative partners.

4. Share-based Compensation

Equity Incentive Plans

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company (“Board”) adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and reserved a total of 636,000 shares for issuance thereunder. As of June 30, 2006, there were approximately 481,000 shares outstanding under the Directors’ Plan.

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2006, a total of 1,784,000 shares of the Company’s common stock have been reserved for issuance under ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for annual increases of shares available for issuance under the ESPP. As of June 30, 2006, there were approximately 394,000 shares available for future issuance under the ESPP.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board. Unless terminated sooner by the Board, the 1997 Plan will terminate in August 2007. The incentive and non-statutory stock options are granted with an exercise price of not less than 100% and 85%, respectively, of the estimated fair value of the underlying common stock as determined by the Board. The 1997 Plan allows the purchase of restricted stock at a price that is not less than 85% of the estimated fair value of the Company’s common stock as determined by the Board of Directors. Options granted under the 1997 Plan vest over periods up to four years and are exercisable over periods not exceeding ten years. As of June 30, 2006, the aggregate number of shares which may be awarded under the 1997 Plan is 12,983,000, with approximately 3,680,000 available for grant.

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

The Company recognized $1.4 million ($0.03 per share) and $0.3 million ($0.01 per share) and $2.7 million ($.06 per share) and $0.4 million ($0.01 per share) in share-based compensation expense for its share-based awards during the three and six month periods ended June 30, 2006 and 2005. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Research and development	$850	$160	$1,722	$235
Selling, general and administrative	544	119	973	178

	$1,394	$279	$2,695	$413

Under the modified prospective method of transition under FASB No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three and six months ended June 30, 2006 are not comparable to the same periods in the prior year.

The Company has determined its share-based compensation expense under FASB No. 123(R) for the three and six months ended June 30, 2006 as follows:

Valuation of Stock Options

Share-based compensation related to stock options includes both the amortization of the fair value of options granted prior to January 1, 2006, determined using the multiple option approach under the Black-Scholes-Merton (“BSM”) valuation model, as well as the amortization of the fair value of options granted after December 31, 2005, determined using the single option approach under the BSM valuation model. The fair value of options determined under FASB No. 123(R) is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the six months ended June 30, 2006 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

Average Risk-Free Interest Rate	Dividend Yield	Average Volatility Factor	Average Option Life
4.5%	0%	0.61	Five years

Valuation of ESPP Awards

Share-based compensation related to awards issued under the ESPP after December 31, 2005 are based on calculations of fair value under the BSM valuation model which are similar to how stock option valuations are made. The fair value of ESPP awards determined under FASB No. 123(R) is amortized to expense over the vesting periods of the underlying awards, ranging from six months to two years. For the six months ended June 30, 2006, the fair value was based on the following assumptions.

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

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 5% per year for the six months ended June 30, 2006 for all share-based awards.

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7,539	$10.34
Granted	10	$9.33
Exercised	(1,758)	$4.53
Cancelled	(1,697)	$13.39

Outstanding at June 30, 2006	4,094	$11.56	$4,286

Exercisable at June 30, 2006	3,535	$12.24	$2,968

The grant date fair value of options granted during the six months ended June 30, 2006 was $5.15 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $5.1 million, or $4.23 per share.

A further detail of the options outstanding as of June 30, 2006 is set forth as follows (in thousands, except per share data):

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price Per Share	Options Exercisable	Weighted- Average Exercise Price Per Share
$0.42 – $7.63	1,039	6.8	$6.29	722	$6.36
$7.74 – $10.05	1,754	7.3	$9.42	1,513	$9.51
$10.12 – $24.00	1,062	5.2	$15.94	1,061	$15.94
$24.06 – $88.63	239	4.1	$30.79	239	$30.79

$0.42 – $88.63	4,094	6.5	$11.56	3,535	$12.24

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value Per Share
Nonvested awards outstanding at December 31, 2005	560	$6.47
Granted	1,033	$6.43
Vested	(240)	$7.15
Forfeited and cancelled	(112)	$6.68

Nonvested awards outstanding at June 30, 2006	1,241	$6.28

Unrecognized Share-Based Compensation Expense

As of June 30, 2006, there was $8.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. This expense is expected to be recognized over a weighted-average period of 1.5 years as follows:

(in thousands)
Fiscal Year 2006 (July 1, 2006 to December 31, 2006)	$2,666
Fiscal Year 2007	3,356
Fiscal Year 2008	1,591
Fiscal Year 2009	359
Fiscal Year 2010	11

$7,983

During the fourth quarter of fiscal 2005, the Company accelerated the vesting of unvested stock options awarded to all employees and officers under its stock option plans that had exercise prices greater than $10.00. The unvested options to purchase approximately 710,000 shares became fully vested as of December 8, 2005 as a result of the acceleration. These stock options would have all become fully vested before or during 2008. The Company accelerated these options because the options had exercise prices significantly in excess of the then current market value ($5.25 at December 8, 2005), and thus were not fully achieving their original objectives of incentive compensation and employee retention. The Company expects the acceleration to have a positive effect on employee morale, retention, and perception of value. The acceleration also eliminated future compensation expense that would have been recognized in the statements of operations with respect to these options with the implementation of FASB No. 123(R). The future expense eliminated as a result of the acceleration of the vesting of these options was approximately $1.1 million.

Prior Year Pro Forma Disclosure of Share-Based Compensation Expense

The following table sets forth the pro forma disclosure of the Company’s net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to January 1, 2006 were calculated pursuant to FASB No. 123 , and amortized to expense over the option-vesting period (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2005
(In thousands, except per share data)
Net loss, as reported	$(10,977)	$(22,963)
Add: Share-based employee compensation expense included in reported net loss	279	413
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(1,448)	(3,600)

Pro forma net loss	$(12,146)	$(26,150)

Basic and diluted net loss per share, as reported	$(0.25)	$(0.52)
Pro forma basic and diluted net loss per share	$(0.28)	$(0.60)

Pro forma information regarding net loss and net loss per share was determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of FASB No. 123. For the six months ended June 30, 2005, the fair value of these options was estimated using the BSM model with the following assumptions: risk-free interest rates ranging from 3.58% to 3.90%, dividend yield of 0%; volatility factor of 56% and a weighted-average expected life of the options of two years.

5. Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. As of June 30, 2006, there were approximately 1,241,000 outstanding nonvested restricted shares. For purposes of the computation of net loss per share, these nonvested shares are considered contingently returnable shares under FASB No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these nonvested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Weighted average shares outstanding during the period	47,610	44,590	46,949	44,368
Less: Weighted average nonvested restricted shares outstanding	(1,240)	(602)	(1,054)	(456)

Weighted average shares used in computing basic and diluted net loss per share	46,370	43,988	45,895	43,912

Net loss	$(7,772)	$(10,977)	$(29,173)	$(22,963)

Net loss per share, basic and diluted	$(0.17)	$(0.25)	$(0.64)	$(0.52)

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

The comprehensive loss consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Net loss	$(7,772)	$(10,977)	$(29,173)	$(22,963)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	30	168	73	84
Comprehensive loss	$(7,742)	$(10,809)	$(29,100)	$(22,879)

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

8. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees, the majority of whom were research and development personnel, and the consolidation of its facilities. Pursuant to FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $10.8 million during the six months ended June 30, 2006 related to these activities.

The following table sets forth the activity in the restructuring reserves during the six months ended June 30, 2006 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at December 31, 2005	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(533)	(2,607)	(60)	(3,200)
Adjustments and revisions	(266)	—	—	(266)

Balance at June 30, 2006	$7,557	$—	$—	$7,557

During the first quarter of 2006, the Company completed the employee termination activities under this restructuring and no further payments or expenses related to employee separation are anticipated under this program. The facility consolidation costs are based on estimates, representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. During the quarter ended June 30, 2006, the Company revised its estimates of facilities consolidation costs, resulting in a $0.3 million reversal of restructuring expense and the related accrual. Pursuant to FASB No. 146 the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments.

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

The Company recognized revenue from Syngenta and its affiliates of $5.1 million and $6.1 million for the three months ended June 30, 2006 and 2005 and $9.6 million and $12.7 million for the six months ended June 30, 2006 and 2005. Accounts receivable due from Syngenta were $0.5 million and $1.7 million, and deferred revenue associated with Syngenta was $7.4 million and $5.9 million, at June 30, 2006 and December 31, 2005.

In connection with the research collaboration with Syngenta, the Company recorded $77,000 and $186,000 in rental cost reimbursements from Syngenta during the three months ended June 30, 2006 and 2005, and $172,000 and $284,000 during the six months ended June 30, 2006 and 2005.

Notes Receivable from Officers

In February 2000, the Company initiated a loan program for certain key employees and executive officers to pay personal tax liabilities resulting from the failure to file Form 83(b) elections with the Internal Revenue Service related to those employees’ exercise of incentive and non-qualified stock options during 1999, pursuant to which the Company agreed to loan the employees up to $1.6 million in full recourse promissory notes. As of December 31, 2005, the Company had a remaining loan balance from three individuals aggregating $0.6 million, which amounts are included in other current assets on the accompanying balance sheet. The notes bore interest at 4.94%, and were repaid in full as they came due in April 2006.

10. Concentration of Business Risk

During the six months ended June 30, 2006 and 2005, the Company had collaborative research agreements that accounted for 64% and 67% of total revenue. A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and / or collaboration partners as a percentage of total revenue was as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Customer A	48%	48%	48%	47%
Customer B	22%	10%	18%	12%

Accounts receivable from three significant customers comprised approximately 46%, 12%, and 8% of accounts receivable at June 30, 2006. Accounts receivable from four significant customers comprised approximately 21%, 18%, 15%, and 12% of accounts receivable at December 31, 2005. Accounts receivable derived directly or indirectly from agencies of the U.S. Government comprised 9% and 15% of total accounts receivable at June 30, 2006 and December 31, 2005.

Revenue by geographic area was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
North America	$2,668	$5,233	$5,760	$9,240
South America	450	203	915	203
Europe	7,480	8,523	13,433	17,119
Asia	—	226	—	452

	$10,598	$14,185	$20,108	$27,014

11. Impact of Recently Issued Accounting Standards

As discussed in Note 4, “Share-Based Compensation,” the Company adopted FASB No. 123(R) effective January 1, 2006 under the “modified prospective” method. The Company recorded $2.7 million in stock-based compensation during the first six months of 2006, and estimates that, based on current share-based awards granted to date, share-based compensation expense for fiscal 2006 will be approximately $5.4 million.

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

In January 2006, following a comprehensive review of our operations, we announced a strategic reorganization designed to focus our resources on advancing our most promising products and product candidates in three key areas: alternative fuels; specialty industrial processes; and health and nutrition. As a result of this decision, we discontinued development of a number of less promising products and programs and reduced our workforce by 83 employees. In the fourth quarter of 2005, we recorded a non-cash impairment charge of $45.7 million. During the first quarter of 2006 we recorded restructuring charges of $11.0 million related to employee separation and facilities consolidation costs. During the first quarter of 2006, we completed the employee termination activities under this restructuring, and incurred related costs of $2.6 million. We do not anticipate further payments or expenses related to employee separation under this program. To date, we have incurred approximately $0.5 million in facility consolidation costs out of total estimated costs of $8.1 million, which are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. Accordingly, we may revise these estimates in future periods, which could give rise to additional charges or adjustments.

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

In May 2004, we entered into an agreement with Syngenta to continue our research and product development alliance, including the development and commercialization of novel animal feed enzymes beyond the five-year initial term of our 1999 Zymetrics joint venture agreement, which ended in 2004. Under the agreement, Syngenta agreed to continue its collaboration with us in the area of animal feed enzymes on an exclusive basis, paid us an exclusivity fee, and agreed to continued research and development funding. As of June 30, 2006, Syngenta is committed to pay us more than $40 million in additional minimum research funding (exclusive of milestones and royalties) under our current collaboration.

For the quarter ended June 30, 2006, total revenues decreased 25% compared to the quarter ended June 30, 2005, while product-related revenue increased 35% over the same period. For the six months ended June 30, 2006, total revenues decreased 26% compared to the six months ended June 30, 2005, while product-related revenue increased 46% over the same period.

Our product-related revenue during the first half of 2006 has been negatively impacted by slower-than anticipated sales of Valley “Ultra-Thin”™ enzyme, a new product designed to make ethanol production from corn starch more efficient, which received its final U.S. regulatory approval at the end of February and is currently being tested in a number of ethanol plant trials. While the pace of ethanol plant trials by our U.S. distributor, Valley Research, inc., for this product has been slower than anticipated, additional trials have been scheduled for the second half of 2006. Due to our limited commercial experience with Valley “Ultra-Thin”™ enzyme, we have elected to defer revenue recognition on these sales until we have established to our satisfaction that payment for the product is not dependent on Valley’s sales of the product to its customers. However, based on the trials to date and feedback received from the ethanol plants, we remain confident in the efficacy of this product. While we still believe that the Valley “Ultra-Thin” enzyme represents a significant opportunity for future product revenue growth, we also believe that we will generate lower revenue from this product in 2006 than we had originally anticipated. At the same time, several of the other enzyme products in our portfolio have exceeded our internal sales targets year to date.

We continue to expect that product-related revenue will represent a larger percentage of our total revenues in the future. For 2006, we have de-emphasized grant revenue and certain collaborations that are not strategic to our current market focus; however, certain of our partners and funding sources have ongoing obligations to fund our programs, and we have ongoing obligations to provide research and development services under our current agreements. As of June 30, 2006, our strategic partners have provided us with approximately $259 million in funding since inception and are committed to additional minimum funding of approximately $45 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2006, we had $11.1 million in deferred revenue, of which $1.4 million was related to product sales, and $9.7 million was related to funding from our collaborative partners, primarily Syngenta.

We have incurred net losses since our inception. As of June 30, 2006, our accumulated deficit, including $45.7 million in non-cash asset impairment charges in 2005 and $10.8 million in restructuring-related charges in the first half of 2006, was $319.4 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses at least through 2007 as we continue to develop independent products and as a result of our continued investment in sales and marketing infrastructure intended to strengthen our customer contact and focus, our continued investment in manufacturing facilities necessary to meet the anticipated increase in demand for our products, as well continued research and development expenses for our internal product candidates. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenues

Revenues decreased 25%, or $3.6 million, to $10.6 million for the quarter ended June 30, 2006 from $14.2 million for the quarter ended June 30, 2005. This decrease was attributed primarily to a decrease in collaborative revenue, offset in part by an increase in product-related revenues.

Collaborative revenue decreased 26%, or $2.3 million, to $6.6 million from $8.9 million and accounted for 63% of total revenue for each of the quarters ended June 30, 2006 and 2005. This decrease was primarily the result of our de-emphasis of certain grants and collaborations that are not core to our current focus, including pharmaceutical collaborations, in favor of greater emphasis on sales of products. Our strategic reorganization in January 2006 was designed to focus our resources on advancing our most promising products and product candidates, and as a result, we have discontinued a number of less promising programs. As a result, we have de-emphasized certain collaborative programs that are not strategic to our market focus, and anticipate that collaborative revenue will decrease in 2006 as compared to 2005.

Product-related revenue for the quarter ended June 30, 2006 increased $0.8 million, or 35%, to $3.3 million from $2.5 million for the quarter ended June 30, 2005. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco.

During the first half of 2006, we sold approximately $0.9 million of our Valley “Ultra-Thin”™ enzyme, or Ultra-Thin, to our distributor, Valley Research, or Valley. Ultra-Thin is a new product designed to make ethanol production from corn starch more efficient. We received final U.S. regulatory approval for this product at the end of February and it is currently being tested in a number of ethanol plant trials. Due to our limited commercial experience with this product and the distributor, we have deferred revenue recognition on 2006 sales of this product made to Valley. We expect to continue to defer revenue on sales of Ultra-Thin to Valley until we are reasonably assured that payment of the underlying receivable is not contingent upon sell-through to the end-user. At June 30, 2006, we also had an additional $1.1 million in outstanding purchase orders from Valley.

Grant revenue decreased 77%, or $2.1 million, to $0.6 million for the quarter ended June 30, 2006 as compared to $2.7 million for the quarter ended June 30, 2006. This is due in large part by a delay in agency funding on one of our key government contracts, as well as a de-emphasis of grants and government contracts as a result of our strategic reorganization in January 2006. While we expect grant revenue to increase during the last half of 2006, we expect that total grant revenue will decrease in 2006 as compared to 2005.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants, regulatory approval timelines for new products, as well as adoption rates of our new and existing commercial products. We anticipate that our revenue mix will continue to shift toward a higher percentage of product-related revenue.

Cost of Product-Related Revenue

Cost of product-related revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product-related revenues. Excluded from cost of product-related revenue are costs associated with the scale-up of manufacturing processes for new products which have not reached commercial-scale production volumes, which we include in our research and development expenses. For the quarter ended June 30, 2006, cost of product-related revenue decreased $0.3 million to $2.8 million compared to $3.1 million for the quarter ended June 30, 2005. This decrease resulted primarily from a change in product revenue mix and improved manufacturing yields on our Phyzyme product as compared to 2005. Cost of product-related revenue was 84% of product-related revenues for the quarter ended June 30, 2006 compared to 125% of product-related revenues for the quarter ended June 30, 2005. We generated a positive gross margin of approximately 16% during the second quarter of 2006 despite an increase in fixed costs over the prior year. We expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales. However, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product. We expect our gross margins in 2006 to be positively impacted by continued growth in sales of Phyzyme XP through our relationship with Danisco, as well as cost efficiencies we expect to achieve as we scale up production and improve our manufacturing yields. Under our manufacturing agreement, we supply Danisco commercial quantities of Phyzyme XP at our cost. We are paid a royalty on related product sales made by Danisco equal to 50% of the cumulative profits generated by Danisco on such sales. We only began receiving profit share revenue during mid-2005, but we expect a full year of profit share revenue during 2006. Our margins may be negatively impacted during the third quarter of 2006 because we expect to expand our manufacturing capabilities under our contract with Fermic, our contract manufacturer in Mexico, in order to meet anticipated increased demand for our products. We expect that this will increase our fixed manufacturing costs by approximately $0.5 million per quarter.

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

For the quarter ended June 30, 2006, we estimate that approximately 62% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 38% were spent on internal product and technology development. For the quarter ended June 30, 2005, we estimate that approximately 63% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 37% were spent on internal product and technology development. Our research and development expenses decreased $5.8 million to $12.5 million (including share-based compensation of $0.9 million) for the quarter ended June 30, 2006 from $18.3 million (including share-based compensation of $0.2 million) for the quarter ended June 30, 2005. This decrease was attributed in large part to a $2.5 million decrease in personnel related costs for direct research and development, resulting from our strategic reorganization announced in January of 2006. As a result of this decision, we discontinued development of a number of less promising products and programs and reduced our workforce by 83 employees. Our direct research and development staff decreased to 127 full time employees at June 30, 2006 from 262 at June 30, 2005. In addition our outside services costs decreased due primarily to our discontinuation of internally-funded projects for our pharmaceutical programs, as well as a decrease in third-party costs incurred under our collaborations and grants. This decrease was partially offset by $0.5 million in costs related to manufacturing scale-up and bioprocess development costs for new products, primarily our Ultra-Thin enzyme product.

Research and development direct costs and unallocated costs incurred by type of project during the quarters ended June 30, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2006	2005
Collaborations:
Syngenta	$1,291	$1,557
Other	897	1,173

Total collaborations	2,188	2,730
Grants	252	1,254
Internal development	1,501	2,410
Unallocated	8,512	11,914

	$12,453	$18,308

Research and development costs based upon type of cost incurred for the quarters ended June 30, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2006	2005
Personnel related	$3,941	$6,394
Share-based compensation	850	160
Laboratory and supplies	1,893	2,660
Outside services	1,182	2,057
Equipment and depreciation	1,535	2,392
Manufacturing scale-up	558	—
Facilities, overhead and other	2,494	4,645

	$12,453	$18,308

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10%, or $0.3 million, to $3.7 million (including share-based compensation of $0.5 million) for the quarter ended June 30, 2006 from $3.4 million (including share-based compensation of $0.1 million) for the quarter ended June 30, 2005. This increase was primarily related to personnel costs to support sales and marketing for our products. We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue.

Amortization of Acquired Intangible Assets

We recorded amortization of acquired intangible assets of zero and approximately $0.7 million for quarters ended June 30, 2006 and 2005. The amortization recorded for the quarter ended June 30, 2005 was primarily associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta, which we were previously amortizing over 7 to 15 years. During the fourth quarter of 2005, we determined that these intellectual property assets were impaired and wrote off the value of these assets.

Non-Cash, Share-Based Compensation Charges

In January 2006 we adopted Financial Accounting Standards Board Statement, or FASB, No. 123(R), “Share-Based Payment,” which requires all share-based payments to employees and non-employee directors, including stock option grants, to be recognized in the income statement based on their fair values. Pro forma disclosure, which we previously used, is no longer an alternative.

Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under the provisions of APB No. 25, no compensation expense was recognized with respect to purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

We recognized $1.4 million, or $0.03 per share, and $0.3 million, or $0.01 per share, in share-based compensation expense for our share-based awards during the three-month periods ended June 30, 2006 and 2005. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2006	2005
Research and development	$850	$160
Selling, general and administrative	544	119

	$1,394	$279

Under the modified prospective method of transition under FASB No. 123(R), we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three months ended June 30, 2006 are not comparable to the same periods in the prior year.

During the fourth quarter of fiscal 2005, we accelerated the vesting of unvested stock options awarded to all employees and officers under our stock option plan that had exercise prices greater than $10.00. The unvested options to purchase approximately 710,000 shares became fully vested as of December 8, 2005 as a result of this acceleration. These stock options would have all become fully vested before or during 2008. We accelerated these options because the options had exercise prices significantly in excess of then current market value ($5.25 at December 8, 2005), and thus were not fully achieving their original objectives of incentive compensation and employee retention. We expect the acceleration to have a positive effect on employee morale, retention, and perception of value. The acceleration also eliminated future compensation expense we would otherwise have been required to recognize in our statements of operations with respect to these options with the implementation of FASB No. 123(R). The future expense eliminated as a result of the acceleration of the vesting of these options was approximately $1.1 million.

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

During the first quarter of 2006, we completed the employee termination activities under this restructuring and do not anticipate further payments or expenses related to employee separation under this program. The facility consolidation costs are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. During the three months ended June 30, 2006, we revised our cost estimates related to the consolidation of our facilities, and recorded a reversal of restructuring expense of $0.3 million. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest Income, net

Interest income on cash and short-term investments was $0.3 million for the quarter ended June 30, 2006 compared to $0.2 million for the quarter ended June 30, 2005. The increase was primarily due to higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2005 to 2006. This increase was partially offset by a decrease in cash and investment balances during 2006.

Results of Operations

Six Months Ended June 30, 2006 and 2005

Revenues

Revenues decreased 26%, or $6.9 million, to $20.1 million for the six months ended June 30, 2006 from $27.0 million for the six months ended June 30, 2005. This decrease was attributed primarily to a decrease in collaborative revenue, offset in part by an increase in product-related revenues.

Collaborative revenue decreased 29%, or $5.3 million, to $12.9 million from $18.2 million and accounted for 64% and 67% of total revenue for the six months ended June 30, 2006 and 2005. This decrease is primarily a result of the lower utilization of research and development resources under our collaboration with Syngenta, as certain projects within the collaboration concluded in advance of new projects commencing, as well as our de-emphasis of certain grants and collaborations that are not core to our current focus, including pharmaceutical collaborations, in favor of greater emphasis on sales of products. Our strategic reorganization in January 2006 was designed to focus our resources on advancing our most promising products and product candidates, and as a result, we have discontinued a number of less promising programs. As a result, we have de-emphasized certain collaborative programs that are not strategic to our market focus, and anticipate that collaborative revenue will decrease in 2006 as compared to 2005.

Product-related revenue for the six months ended June 30, 2006 increased $1.9 million, or 46%, to $5.9 million from $4.0 million for the six months ended June 30, 2005. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco. During the first half of 2006, we sold approximately $0.9 million of our Ultra-Thin to our distributor, Valley. Ultra-Thin is a new product designed to make ethanol production from corn starch more efficient. We received final U.S. regulatory approval for this product at the end of February and it is currently being tested in a number of ethanol plant trials. Due to our limited commercial experience with this product and the distributor, we have deferred revenue recognition on 2006 sales of this product made to Valley. We expect to continue to defer revenue on sales of Ultra-Thin to Valley until we are reasonably assured that payment of the underlying receivable is not contingent upon sell-through to the end-user. At June 30, 2006, we also had an additional $1.1 million in outstanding purchase orders from Valley.

Grant revenue decreased 73%, or $3.5 million, to $1.3 million for the six months ended June 30, 2006 as compared to $4.8 million for the six months ended June 30, 2005. This is due in large part by a delay in agency funding on one of our key government contracts, as well as a de-emphasis of grants and government contracts as a result of our strategic reorganization in January 2006. While we expect grant revenue to increase during the last half of 2006, we expect that total grant revenue will decrease in 2006 as compared to 2005.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants, regulatory approval timelines for new products, as well as adoption rates of our new and existing commercial products. We anticipate that our revenue mix will continue to shift toward a higher percentage of product-related revenue.

Cost of Product-Related Revenue

Cost of product-related revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product-related revenues. Excluded from cost of product-related revenue are costs associated with the scale-up of manufacturing processes for new products which have not reached commercial-scale production volumes, which we include in our research and development expenses. For the six months ended June 30, 2006, cost of product-related revenue increased $0.2 million to $5.0 million compared to $4.8 million for the six months ended June 30, 2005. This increase resulted primarily from an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product-related revenues and an increase in product-related revenues. Cost of product-related revenue was 85% of product-related revenues for the six months ended June 30, 2006 compared to 119% of product-related revenues for the six months ended June 30, 2005. We generated a positive gross margin of approximately 15% during the first six months of 2006 despite an increase in fixed costs over the prior year. We expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales. However, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product. We expect our gross margins in 2006 to be positively impacted by anticipated growth in product sales, particularly sales of Phyzyme XP through our relationship with Danisco, as well as cost efficiencies we expect to achieve as we scale up production and improve our manufacturing yields. Under our manufacturing agreement, we supply Danisco commercial quantities of Phyzyme XP at our cost. We are paid a royalty on related product sales made by Danisco equal to 50% of the cumulative profits generated by Danisco on such sales. We only began receiving profit share revenue during mid-2005, but we expect a full year of profit share revenue during 2006. Our margins may be negatively impacted during the third quarter of 2006 because we expect to expand our manufacturing capabilities by approximately 50%, which will increase our fixed manufacturing costs by approximately $0.5 million per quarter.

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

For the six month periods ended June 30, 2006 we estimate that approximately 63% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 37% were spent on internal product and technology development. For the six month periods ended June 30, 2005 we estimate that approximately 62% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 38% were spent on internal product and technology development. Our research and development expenses decreased $11.3 million to $26.5 million (including share-based compensation of $1.7 million) for the six months ended June 30, 2006 from $37.8 million (including share-based compensation of $0.2 million) for the six months ended June 30, 2005. This decrease was attributed in large part to a $4.7 million decrease in personnel costs for direct research and development, resulting from our strategic reorganization announced in January of 2006. As a result of this decision, we discontinued development of a number of less promising products and programs and reduced our workforce by 83 employees. Our direct research and development staff decreased to 127 full time employees at June 30, 2006 from 262 at June 30, 2005. In addition, our outside services costs decreased due primarily to our discontinuation of internally-funded projects for our pharmaceutical programs, as well as a decrease in third-party costs incurred under our collaborations and grants. This decrease was partially offset by $1.0 million in costs related to manufacturing scale-up and bioprocess development costs for new products, primarily our Ultra-Thin enzyme product.

Research and development direct costs and unallocated costs incurred by type of project during the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Collaborations:
Syngenta	$2,405	$3,082
Other	2,412	2,694

Total collaborations	4,817	5,776
Grants	542	2,385
Internal development	3,169	5,106
Unallocated	17,986	24,591

	$26,514	$37,858

Research and development costs based upon type of cost incurred for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Personnel related	$8,527	$13,267
Share-based compensation	1,722	235
Laboratory and supplies	3,435	4,557
Outside services	2,656	5,613
Equipment and depreciation	3,458	4,714
Manufacturing scale-up	1,039	—
Facilities, overhead and other	5,677	9,472

	$26,514	$37,858

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18%, or $1.1 million, to $7.5 million (including share-based compensation of $1.0 million) for the six months ended June 30, 2006 from $6.4 million (including share-based compensation of $0.2 million) for the six months ended June 30, 2005. This increase was primarily related to an increase in share-based compensation. We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue.

Amortization of Acquired Intangible Assets

We recorded amortization of acquired intangible assets of zero and approximately $1.3 million for six months ended June 30, 2006 and 2005. The amortization recorded for the six months ended June 30, 2005 was primarily associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta, which we were previously amortizing over 7 to 15 years. During the fourth quarter of 2005, we determined that these intellectual property assets were impaired and wrote off the value of these assets.

Non-Cash, Share-Based Compensation Charges

We recognized $2.7 million, or $0.06 per share, and $0.4 million, or $0.01 per share, in share-based compensation expense for our share-based awards during the six-month periods ended June 30, 2006 and 2005. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Research and development	$1,722	$235
Selling, general and administrative	973	178

	$2,695	$413

Under the modified prospective method of transition under FASB No. 123(R), we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the six months ended June 30, 2006 are not comparable to the same periods in the prior year.

Restructuring Charges

In connection with the decision to reorganize and refocus our resources, in January 2006 we commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of our facilities. We recorded charges of $10.8 million in the first six months of 2006 related to these activities. A summary of these charges is set forth below (in thousands):

SIX MONTHS ENDED JUNE 30, 2006
Facilities consolidation costs	$8,090
Employee separation costs	2,607
Other costs	60

Total	$10,757

During the first six months of 2006, we completed the employee termination activities under this restructuring and do not anticipate further payments or expenses related to employee separation under this program. The facility consolidation costs are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. During the three months ended June 30, 2006, we revised our cost estimates related to the consolidation of our facilities, and recorded a reversal of restructuring expense of $0.3 million. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and funding from grants have provided us with approximately $259.3 million in funding from our inception through June 30, 2006, and they are also committed to fund at least an additional $45.0 million through 2010. Future committed funding is subject to our performance under existing agreements, and excludes milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As of June 30, 2006, we had cash, cash equivalents, and short-term investments of approximately $59.3 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four year period. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of June 30, 2006, under this agreement we have made minimum commitments to Fermic of approximately $16.0 million over the next three years. During the quarter ending September 30, 2006, we expect to expand our manufacturing capabilities by approximately 50%, which will increase our fixed manufacturing costs by approximately $0.5 million per quarter. In addition, under the terms of the agreement, we purchase certain equipment required for fermentation and downstream processing of the products. From inception through June 30, 2006, we had incurred costs of approximately $11.0 million for equipment related to this agreement.

We purchased capital equipment totaling $2.1 million during the six months ended June 30, 2006 using our existing financing arrangements. We anticipate the cost of capital equipment required to support the ongoing needs of our business will be approximately $5.9 million for the remainder of 2006. We anticipate funding our capital requirements for the remainder of 2006 with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $11.2 million for the six months ended June 30, 2006. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $29.2 million and payments against liabilities of $1.3 million, partially offset by an increase in our liabilities of $7.6 million for restructuring charges, an increase in deferred revenue of $2.3 million, depreciation of $4.8 million, and collections on accounts receivable of $1.9 million.

Our investing activities generated cash of $6.6 million for the six months ended June 30, 2006. Our investing activities consisted primarily of $8.6 million in net cash generated from maturities of short-term investments, offset in part by purchases of property and equipment of $2.1 million.

Our financing activities provided cash of $7.1 million for the six months ended June 30, 2006. Our financing activities consisted primarily of borrowings under notes payable of $2.2 million and proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $8.6 million, partially offset by payments on notes payable of $3.6 million.

The following table summarizes our contractual obligations at June 30, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$13,046	$7,457	$5,329	$260	$—
Operating leases	53,747	4,753	9,935	10,630	28,429
Fermic-related obligations	16,020	6,300	9,720	—	—
License and research agreements	1,434	373	436	250	375

Total Contractual Obligations	$84,247	$18,883	$25,420	$11,140	$28,804

As of June 30, 2006, we had $8.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our equity incentive plans, which we expect to be recognized over a weighted-average period of 1.5 years. This will have no impact on our future cash flows.

We expect that our current cash and cash equivalents, short-term investments, and funding from existing collaborations, grants, and anticipated product sales will be sufficient to fund our working and other capital requirements through at least 2007, including amounts required to fund internal research and development and enhancements of our core technologies. This estimate is a forward-looking statement that involves risks and uncertainties. If we decide to pursue the acquisition of businesses, technologies, or products, or invest in joint collaborations that we believe are a strategic fit with our business, we may need to seek additional financing. There can be no assurance that we will obtain any such additional financing in a timely manner, on acceptable terms, or at all.

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

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include our profit-sharing revenues in product-related revenues on the statement of operations. We recognize profit-sharing revenues during the quarter in which such profit-sharing revenues are earned based on estimates provided by our profit-sharing partner. We adjust these estimates for actual results in the subsequent quarter. To date, we have generated a substantial portion of our product-related revenues, including profit-sharing revenues, through our agreements with Danisco.

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

Share-based compensation related to stock options includes the amortization of the fair value of options at the date of grant determined using Black-Scholes-Merton (“BSM”) valuation model. We amortize the fair value of options to expense over the vesting periods of the underlying options.

Share-based compensation related to awards issued under the employee stock purchase plan, or ESPP, after December 31, 2005 are based on calculations of fair value under the BSM valuation model which are similar to how stock option valuations are made. We amortize the fair value of ESPP awards to expense over the vesting periods of the underlying awards.

We estimate the fair value of stock option awards and awards under the ESPP on the date of grant using assumptions about volatility, expected life of the awards, risk-free interest rate, and dividend yield rate. The expected volatility in this model is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees. The expected dividend rate takes into account the absence of any historical dividend payments and management’s intention to retain all earnings for future operations and expansion.

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

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at June 30, 2006 and December 31, 2005 by $0.1 million and $0.2 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

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

We have incurred net losses since our inception, including a net loss of approximately $29.2 million for the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of approximately $319.4 million. We expect to incur additional losses in 2006 and 2007 as we continue to develop independent products and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for 2006 will result from the same sources.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any future technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only eight of our own products, Valley “Ultra-Thin”™ enzyme, Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ PB-100 enzyme, PB-200 enzyme, Bayovac® SRS, and blue and green fluorescent proteins. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have generated only modest revenues to date. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

* We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements with BASF, Bayer Animal Health, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, Medarex, Merck, Valley Research, inc., and Xoma. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the six months ended June 30, 2006, approximately 48% of our revenue was from affiliates of Syngenta AG, and a major portion of our future committed funding is also to be received from affiliates of Syngenta AG. We expect that a significant portion of any future revenue will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

We rely on third-parties for commercial scale manufacturing of our products. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have co-invested with our third-party manufacturing partners in certain equipment that is crucial to commercial-scale manufacturing of our products and /or have entered into arrangements with these same third parties that have the required manufacturing equipment and available capacity to manufacture all of the products we market and sell. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, our third party manufacturers are located in foreign countries. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators, or customers.

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

*	Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.

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

We face, and will continue to face, intense competition. We are not aware of another company that has the scope and integration of technologies and processes that we have. There are, however, a number of companies who compete with us in various steps throughout our technology process. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. AB Enzymes, Iogen Corporation, and Dyadic International, Inc. market and sell enzymes for pulp and paper applications. Abgenix, Inc., Cambridge Antibody Technology, Medarex, Inc., and Morphosys AG are involved in the development of human monoclonal antibodies. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 56% of our outstanding common stock as of July 31, 2006. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of July 31, 2006, Syngenta and its affiliates controlled approximately 17% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of July 31, 2006, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 17% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market could adversely affect the market price of our stock.

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

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through June 30, 2006, approximately $16 million of the net proceeds had been used to purchase property and equipment and approximately $109 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2006 Annual Meeting of Stockholders on May 11, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions and broker non-votes with respect to each matter. The nominees for director were elected to hold office until the 2009 Annual Meeting of Stockholders and the management proposal to ratify Ernst & Young LLP as our independent registered public accountants were approved by the stockholders.

a)	The stockholders elected the two nominees for the board of directors to hold office until the 2009 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Dr. James H. Cavanaugh	31,682,201	808,968
Dr. Melvin I. Simon	32,251,318	239,851

In addition to the above nominees for director, the following directors’ terms of office continued after the 2006 Annual Meeting of Stockholders: Mr. Peter Johnson, Dr. Fernand Kaufmann, Mr. Mark Leschly, and Ms. Cheryl Wenzinger.

b)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2006:

	Votes
For	Against	Abstain
32,231,755	256,495	2,919

There were no broker non-votes.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: August 4, 2006	/s/ Anthony E. Altig
Anthony E. Altig Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)