Form 10-Q
period 2006-09-30
DIVERSA CORP
filed 2006-11-02
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2006 was 48,060,355.

DIVERSA CORPORATION

DIVERSA CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DIVERSA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$42,201	$43,859
Short-term investments	9,628	21,569
Accounts receivable (including $6,336 and $1,657 from a related party at September 30, 2006 and December 31, 2005)	13,188	9,012
Other current assets	5,484	4,996

Total current assets	70,501	79,436
Property and equipment, net	13,970	18,245
Other assets	269	388

Total assets	$84,740	$98,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,492	$4,968
Accrued liabilities	6,370	6,156
Current portion of restructuring liabilities	1,806	—
Deferred revenue (including $6,010 and $5,931 from a related party at September 30, 2006 and December 31, 2005)	8,963	7,535
Current portion of debt obligations	6,098	7,024

Total current liabilities	26,729	25,683
Debt obligations, less current portion	4,754	6,332
Deferred revenue, less current portion	781	1,250
Restructuring liabilities, less current portion	6,020	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock - $0.001 par value; 90,000 shares authorized, 48,055 and 45,048 shares issued and outstanding at September 30, 2006 and December 31, 2005	48	45
Additional paid-in capital	369,850	358,307
Deferred compensation	—	(3,130)
Accumulated deficit	(323,363)	(290,215)
Accumulated other comprehensive loss	(79)	(203)

Total stockholders’ equity	46,456	64,804

Total liabilities and stockholders’ equity	$84,740	$98,069

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues: (including related party revenues of $7,412 and $5,989 for the three months ended September 30, 2006 and 2005; $16,982 and $18,791 for the nine months ended September 30, 2006 and 2005)
Collaborative revenue	$9,200	$8,136	$22,149	$26,342
Product-related revenue	4,690	2,075	10,566	6,105
Grant revenue	422	2,562	1,705	7,340

Total revenues	14,312	12,773	34,420	39,787

Expenses:
Cost of product-related revenue	3,662	2,772	8,664	7,550
Research and development	11,162	18,073	37,676	55,931
Selling, general and administrative	3,078	3,376	10,628	9,790
Amortization of acquired intangible assets	—	651	—	1,952
Restructuring expenses, net	776	—	11,533	—

Total operating expenses	18,678	24,872	68,501	75,223

Loss from operations	(4,366)	(12,099)	(34,081)	(35,436)
Interest and other income, net	391	32	933	406

Net loss	$(3,975)	$(12,067)	$(33,148)	$(35,030)

Basic and diluted net loss per share	$(0.08)	$(0.27)	$(0.72)	$(0.80)

Weighted average shares used in computing basic and diluted net loss per share	46,779	44,070	46,231	43,965

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Operating activities:
Net loss	$(33,148)	$(35,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,798	13,430
Non-cash share-based compensation charges	4,266	644
Non-cash restructuring charges	226	—
Changes in operating assets and liabilities:
Accounts receivable	(4,176)	(2,141)
Other assets	(369)	(850)
Accounts payable and accrued expenses	(642)	2,423
Restructuring liabilities	7,826	—
Deferred revenue	959	266

Net cash used in operating activities	(18,260)	(21,258)

Investing activities:
Purchases of short-term investments	(162,546)	(223,015)
Sales and maturities of short-term investments	174,611	256,471
Purchases of property and equipment, net of retirements	(2,523)	(5,703)

Net cash provided by investing activities	9,542	27,753

Financing activities:
Net proceeds from sale of common stock	9,564	2,279
Principal payments on debt obligations	(5,592)	(8,182)
Advances under debt obligations	3,088	4,568

Net cash provided by (used in) financing activities	7,060	(1,335)

Net increase (decrease) in cash and cash equivalents	(1,658)	5,160
Cash and cash equivalents at beginning of period	43,859	33,796

Cash and cash equivalents at end of period	$42,201	$38,956

Supplemental disclosure of non-cash operating and financing activities:
Common stock issued to settle employee bonus liabilities	$620	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Business

The Company

Diversa Corporation (the “Company”) has pioneered the development of high-performance specialty enzymes, and possesses the world’s broadest array of enzymes derived from bio-diverse environments as well as patented DirectEvolution® technologies. The Company customizes enzymes for manufacturers within the alternative fuel, industrial, and health and nutrition markets to enable higher throughput, lower costs, and improved environmental outcomes.

As more fully described in the accompanying footnotes and prior filings with the Securities and Exchange Commission, on January 5, 2006 the Company announced a strategic reorganization, pursuant to which the Company has focused its resources on advancing its most promising product candidates and programs that have the greatest near-term opportunities. As part of this reorganization, the Company eliminated and/or significantly scaled back its investments in certain programs and lines of business which were not consistent with this current strategic focus. Specifically, the Company reduced or eliminated programs in fine chemicals, animal health, therapeutic antibody optimization, and small molecule drug discovery. As a result, the Company reduced its workforce by 83 employees and consolidated its facilities. In connection with the reorganization, during the fourth quarter of 2005, the Company recorded a non-cash impairment charge of $45.7 million to write off long-lived tangible and intangible assets that we determined to be no longer essential to the Company’s focus and determined to be impaired under current accounting rules. During the nine months ended September 30, 2006, the Company also recorded net restructuring charges of $11.5 million related to employee separation and facilities consolidation costs as part of this reorganization (See Note 9—Restructuring Charges).

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

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, as discussed in Note 4 – Share-Based Compensation, the Company has included share-based compensation expense within its research and development and selling, general and administrative expenses for all periods presented.

3. Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

Under SAB No. 104 revenue is recognized when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met.

Revenue Arrangements with Multiple Deliverables

The Company sometimes enters into revenue arrangements that contain multiple deliverables. The Company recognizes revenue from such arrangements entered into subsequent to June 30, 2003 in accordance with EITF No. 00-21. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

Collaborative Revenue

The Company recognizes revenue from research funding under collaboration agreements when earned on a “proportional performance” basis as research hours are incurred. The Company performs services as specified in each respective agreement on a best-efforts basis, and is reimbursed based on labor hours incurred on each contract. The Company initially defers revenue for any amounts billed or payments received in advance of the services being performed and recognizes revenue pursuant to the related pattern of performance, based on total labor hours incurred relative to total labor hours estimated under the contract.

The Company recognizes fees received to initiate research projects over the life of the project. The Company recognizes fees received for exclusivity in a field over the period of exclusivity.

The Company recognizes milestone payments when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the Company’s past research and development services, as well as its ongoing commitment to provide research and development services under the collaboration, are charged at fees that are comparable to the fees that the Company customarily charges for similar research and development services.

Product-Related Revenue

The Company recognizes product-related revenue at the time of shipment to the customer provided all other revenue recognition criteria have been met. The Company recognizes revenue on product sales through third-party distribution agreements, if the distributor has a right of return, in accordance with the provisions set forth in Financial Accounting Standards Board Statement (“FASB”) No. 48, “Revenue Recognition When Right of Return Exists.” Under FASB No. 48, the Company recognizes product revenues upon shipment to distributors, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by the Company; (e) the Company has no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes product-related profit-sharing revenue during the quarter in which such revenue is earned, based on estimates provided by the Company’s profit-sharing partner. These estimates are adjusted for actual results in the subsequent quarter. Profit-sharing revenue is included in product-related revenue in the statement of operations.

Grant Revenue

The Company recognizes revenue from grants as related costs are incurred, as long as such costs are within the funding limits specified by the underlying grant agreements.

Deferred Revenue

As of September 30, 2006, the Company had $9.7 million in deferred revenue, of which $1.4 million was related to product sales, and $8.3 million was related to funding from collaborative partners.

4. Share-based Compensation

Equity Incentive Plans

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company (“Board”) adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and reserved a total of 806,000 shares for issuance thereunder. As of September 30, 2006, there were approximately 641,000 options outstanding under the Directors’ Plan.

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2006, a total of 1,784,000 shares of the Company’s common stock have been reserved for issuance under ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for annual increases of shares available for issuance under the ESPP. As of September 30, 2006, there were approximately 271,000 shares available for future issuance under the ESPP.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board. Unless terminated sooner by the Board, the 1997 Plan will terminate in August 2007. The incentive and non-statutory stock options are granted with an exercise price of not less than 100% and 85%, respectively, of the estimated fair value of the underlying common stock as determined by the Board. The 1997 Plan allows the purchase of restricted stock at a price that is not less than 85% of the estimated fair value of the Company’s common stock as determined by the Board. Options granted under the 1997 Plan vest over periods up to four years and are exercisable over periods not exceeding ten years. As of September 30, 2006, the aggregate number of shares which may be awarded under the 1997 Plan was 12,983,000, with approximately 3,794,000 available for grant.

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

The Company recognized $1.6 million ($0.03 per share) and $0.2 million ($0.01 per share), and $4.3 million ($.09 per share) and $0.6 million ($0.01 per share) in share-based compensation expense for its share-based awards during the three and nine month periods ended September 30, 2006 and 2005. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Research and development	$1,052	$141	$2,775	$376
Selling, general and administrative	518	90	1,491	268

	$1,570	$231	$4,266	$644

Under the modified prospective method of transition under FASB No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three and nine months ended September 30, 2006 are not comparable to the same periods in the prior year.

The Company has determined its share-based compensation expense under FASB No. 123(R) for the three and nine months ended September 30, 2006 as follows:

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

The fair value of stock option awards for the nine months ended September 30, 2006 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

Average Risk-Free Interest Rate	Dividend Yield	Average Volatility Factor	Average Option Life
4.5%	0%	0.61	Five years

Valuation of ESPP Awards

Share-based compensation related to awards issued under the ESPP after December 31, 2005 are based on calculations of fair value under the BSM valuation model which are similar to how stock option valuations are made. The fair value of ESPP awards determined under FASB No. 123(R) is amortized to expense over the vesting periods of the underlying awards, ranging from six months to two years. For the nine months ended September 30, 2006, the fair value was based on the following assumptions.

Average Risk-Free Interest Rate	Dividend Yield	Average Volatility Factor	Option Life
3.7%	0%	0.53	Six months to two years

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

Forfeiture Rate for Options and Restricted Stock Awards

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rate of 5% per year for the nine months ended September 30, 2006 for all share-based awards.

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2006	7,539	$10.34
Granted	196	$8.90
Exercised	(1,822)	$4.64
Cancelled	(1,793)	$13.28

Outstanding at September 30, 2006	4,120	$11.51	$1,776

Exercisable at September 30, 2006	3,515	$12.17	$1,264

The grant date fair value of options granted during the nine months ended September 30, 2006, as determined by the BSM valuation model, was $4.68 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $5.2 million, or $4.17 per share.

Additional details with respect to the options outstanding as of September 30, 2006 is set forth as follows (in thousands, except per share data):

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price Per Share	Options Exercisable	Weighted- Average Exercise Price Per Share
$0.42 – $7.76	1,089	6.7	$6.39	836	$6.51
$7.79 – $10.05	1,764	7.3	$9.47	1,412	$9.62
$10.12 – $24.00	1,032	5.0	$15.98	1,032	$15.98
$24.06 – $88.63	235	3.8	$30.86	235	$30.86

$0.42 – $88.63	4,120	6.4	$11.51	3,515	$12.17

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value Per Share
Nonvested awards outstanding at January 1, 2006	560	$6.47
Granted	1,035	$6.43
Vested	(260)	$7.14
Forfeited and cancelled	(159)	$6.61

Nonvested awards outstanding at September 30, 2006	1,176	$6.27

Unrecognized Share-Based Compensation Expense

As of September 30, 2006, there was $7.3 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. This expense is expected to be recognized over a weighted-average period of 1.4 years as follows:

(in thousands)
Fiscal Year 2006 (October 1, 2006 to December 31, 2006)	$1,443
Fiscal Year 2007	3,721
Fiscal Year 2008	1,735
Fiscal Year 2009	389
Fiscal Year 2010	14

$7,302

During the fourth quarter of fiscal 2005, the Company accelerated the vesting of unvested stock options awarded to all employees and officers under its stock option plans that had exercise prices greater than $10.00. The unvested options to purchase approximately 710,000 shares became fully vested as of December 8, 2005 as a result of the acceleration. These stock options would have all become fully vested before or during 2008. The Company accelerated these options because the options had exercise prices significantly in excess of the then current market value ($5.25 at December 8, 2005), and thus were not fully achieving their original objectives of incentive compensation and employee retention. The acceleration eliminated future compensation expense that would have been recognized in the statements of operations with respect to these options with the implementation of FASB No. 123(R). The future expense eliminated as a result of the acceleration of the vesting of these options was approximately $1.1 million.

Prior Year Pro Forma Disclosure of Share-Based Compensation Expense

The following table sets forth the pro forma disclosure of the Company’s net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to January 1, 2006 were calculated pursuant to FASB No. 123, and amortized to expense over the option-vesting period (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands, except per share data)
Net loss, as reported	$(12,067)	$(35,030)
Add: Share-based employee compensation expense included in reported net loss	231	644
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(1,305)	(4,905)

Pro forma net loss	$(13,141)	$(39,291)

Basic and diluted net loss per share, as reported	$(0.27)	$(0.80)
Pro forma basic and diluted net loss per share	$(0.30)	$(0.89)

Pro forma information regarding net loss and net loss per share was determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of FASB No. 123. For the three and nine months ended September 30, 2005, the fair value of these options was estimated using the BSM model with the following assumptions: risk-free interest rates ranging from 3.58% to 4.18%, dividend yield of 0%, volatility factor of 56% and a weighted-average expected life of the options of two years.

5. Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. As of September 30, 2006, there were approximately 1,176,000 outstanding nonvested restricted shares. For purposes of the computation of net loss per share, these nonvested shares are considered contingently returnable shares under FASB No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these nonvested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Weighted-average shares outstanding during the period	47,955	44,672	47,286	44,469
Less: Weighted-average nonvested restricted shares outstanding	(1,176)	(602)	(1,055)	(504)

Weighted-average shares used in computing basic and diluted net loss per share	46,779	44,070	46,231	43,965

Net loss	$(3,975)	$(12,067)	$(33,148)	$(35,030)

Net loss per share, basic and diluted	$(0.08)	$(0.27)	$(0.72)	$(0.80)

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

The comprehensive loss consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net loss	$(3,975)	$(12,067)	$(33,148)	$(35,030)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	51	(23)	124	61

Comprehensive loss	$(3,924)	$(12,090)	$(33,024)	$(34,969)

7. Debt

The Company has a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provides for a credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (7.75% at September 30, 2006) plus 0.75%.

At September 30, 2006, there was approximately $4.1 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $4.6 million under the Letter of Credit Sublimit, as required under the Company’s facilities leases.

On September 30, 2006, the Company’s draw-down period under the Equipment Advances expired. The Company is currently negotiating the terms of a new draw-down period with the Bank.

8. Contingencies

In June 2004, the Company executed a formal settlement agreement with the Plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by Plaintiffs against hundreds of other public companies that conducted IPOs of their common stock in 2000 and the late 1990’s. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order, and directed that notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain Underwriters in connection with certain claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. The Court’s decision on the final approval of the settlement remains pending. The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation and assignment of claims against the Underwriters, and because the settlement has not yet been finally approved by the Court, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

9. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce by 83 employees, the majority of whom were research and development personnel, and the consolidation of its facilities. Pursuant to FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $11.5 million during the nine months ended September 30, 2006 related to these activities.

The following table sets forth the activity in the restructuring reserves during the nine months ended September 30, 2006 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at January 1, 2006	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(1,040)	(2,607)	(60)	(3,707)
Adjustments and revisions	510	—	—	510

Balance at September 30, 2006	$7,826	$—	$—	$7,826

During the first quarter of 2006, the Company completed the employee termination activities under this restructuring, and no further payments or expenses related to employee separation are anticipated under this program. The facility consolidation costs are based on estimates, representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. The Company recorded a $0.3 million reversal of charges during the quarter ended June 30, 2006 and additional charges of $0.8 million during the quarter ended September 30, 2006, reflecting revisions in estimates for the remaining net facilities consolidation costs. The Company may revise these estimates in future periods, which could give rise to additional charges or adjustments.

10. Related Party Transactions

Syngenta AG

On February 20, 2003, the Company entered into a research collaboration with Syngenta, a greater-than 10% owner of the Company’s outstanding common stock. Under the collaboration, which was amended in May 2004, the Company is entitled to receive a minimum of $118.0 million in research and development funding over the initial seven-year term of the related research collaboration agreement and is eligible to receive certain milestone payments and royalties upon product development and commercialization. As of September 30, 2006, the Company had received more than $82.0 million in total funding from Syngenta under this collaboration.

The Company recognized revenue from Syngenta and its affiliates of $7.4 million and $6.0 million for the three months ended September 30, 2006 and 2005 and $17.0 million and $18.7 million for the nine months ended September 30, 2006 and 2005. Accounts receivable due from Syngenta were $6.3 million and $1.7 million, and deferred revenue associated with Syngenta was $6.0 million and $5.9 million, at September 30, 2006 and December 31, 2005.

In connection with the research collaboration with Syngenta, the Company recorded $84,000 and $123,000 in rental cost reimbursements from Syngenta during the three months ended September 30, 2006 and 2005, and $256,000 and $406,000 during the nine months ended September 30, 2006 and 2005.

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

11. Concentration of Business Risk

During the nine months ended September 30, 2006 and 2005, the Company’s collaborative research agreements accounted for 64% and 66% of total revenue. A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue.

Revenue from significant customers and / or collaboration partners as a percentage of total revenue was as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Customer A	52%	47%	49%	47%
Customer B	20%	11%	19%	10%
Customer C	10%	2%	7%	1%

Accounts receivable from two significant customers comprised approximately 48% and 23% of accounts receivable at September 30, 2006. Accounts receivable from four significant customers comprised approximately 21%, 18%, 15%, and 12% of accounts receivable at December 31, 2005. Accounts receivable derived directly or indirectly from agencies of the U.S. Government comprised 4% and 15% of total accounts receivable at September 30, 2006 and December 31, 2005.

Revenue by geographic area was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
North America	$2,500	$4,642	$8,260	$13,882
South America	1,487	300	2,402	503
Europe and Asia	10,325	7,831	23,758	25,402

	$14,312	$12,773	$34,420	$39,787

For the three and nine months ended September 30, 2006, more than 90% of the Company’s product-related revenue has come from one focus area, Health and Nutrition.

12. Impact of Recently Issued Accounting Standards

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

FASB No. 157, “Fair Value Measurements,” is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. The Company does not expect FASB No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Overview

We were incorporated in December 1992 and began operations in May 1994. We have pioneered the development of high-performance specialty enzymes. We possess the world’s broadest array of enzymes derived from bio-diverse environments as well as patented DirectEvolution® technologies. We customize enzymes for manufacturers within the alternative fuel, industrial, and health and nutrition markets to enable higher throughput, lower costs, and improved environmental outcomes. In addition to our internal product development efforts, we have formed alliances with market leaders, such as BASF, Cargill Health and Food Technologies, DuPont Bio-Based Materials, and Merck. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. We have two inactive subsidiaries, Innovase LLC and TNEWCO Inc.

In January 2006, following a comprehensive review of our operations, we announced a strategic reorganization designed to focus our resources on advancing our most promising products and product candidates in three key areas: alternative fuels; specialty industrial processes; and health and nutrition. As a result of this decision, we reduced our workforce by 83 employees and discontinued development of a number of less promising products and programs, primarily related to fine chemicals, animal health, therapeutic antibody optimization, and small molecule drug discovery. In the fourth quarter of 2005, we recorded a non-cash impairment charge of $45.7 million. During the first nine months of 2006, we recorded restructuring charges of $11.5 million related to employee separation and facilities consolidation costs. We have completed the employee termination activities under this restructuring, and incurred related costs of $2.6 million. We do not anticipate further payments or expenses related to employee separation under this program. To date, we have incurred approximately $1.0 million in facility consolidation costs out of total estimated costs of $8.9 million, which are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. We recorded a $0.3 million reversal of charges during the quarter ended June 30, 2006 and additional charges of $0.8 million during the quarter ended September 30, 2006, reflecting revisions in our estimates for our remaining net facilities consolidation costs. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

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

In February 2003, we completed a series of transactions with Syngenta. Under the transactions, we formed an extensive research collaboration whereby we are entitled to receive a minimum of $118.0 million in research and development funding over the initial seven-year term of the agreement and will be eligible to receive certain milestone payments and royalties upon product development and commercialization. Additionally, we acquired certain intellectual property rights licenses used in activities that primarily involve tools, technologies and methods relating to proteomics, metabolomics, RNA dynamics, and bioinformatics and methods to analyze and link these components of genomics or that primarily relate to their fungal program, for use outside of Syngenta’s exclusive field as defined in the research collaboration agreement. We also purchased certain property and equipment. As of December 31, 2005, in connection with our strategic reorganization, we assessed the carrying values of these assets and technologies on our balance sheet and determined that such assets and technologies were impaired. As a result, we wrote off the carrying value of these assets and technologies on our balance sheet as of December 31, 2005.

In May 2004, we entered into an agreement with Syngenta to continue our research and product development alliance, including the development and commercialization of novel animal feed enzymes beyond the five-year initial term of our 1999 Zymetrics joint venture agreement, which ended in 2004. Under the agreement, Syngenta agreed to continue its collaboration with us in the area of animal feed enzymes on an exclusive basis, paid us an exclusivity fee, and agreed to continued research and development funding. As of September 30, 2006, Syngenta was committed to pay us more than $40 million in additional minimum research funding (exclusive of milestones and royalties) under our current collaboration.

For the quarter ended September 30, 2006, total revenues increased 12% compared to the quarter ended September 30, 2005, while product-related revenue increased 126% over the same period. For the nine months ended September 30, 2006, total revenues decreased 13% compared to the nine months ended September 30, 2005, while product-related revenue increased 73% over the same period.

Our product-related revenue during 2006 has been negatively impacted by slower-than anticipated sales of Valley “Ultra-Thin”™ enzyme, a product designed to make ethanol production from corn starch more efficient. This product received its final U.S. regulatory approval at the end of February 2006. Valley Research, inc., or Valley, our U.S. distributor for this product, is currently testing Ultra-Thin in a number of ethanol plant trials.

As of October 2006, Valley has completed thirteen trials at ethanol plants throughout the country that vary in design, size, and capacity. The plants in which our enzyme has been have ranged in capacity from 9 million gallons per year to 100 million gallons per year. The trials have shown that the ethanol plants can use significantly less of our enzyme to process the same amount of corn as compared to the incumbent alpha amylase enzymes, in some cases by more than 50%. In addition, the trials have consistently demonstrated that our enzyme is stable at higher temperature and over a wider pH range than our competitors’ products. Through these trials, we have validated our earlier laboratory results, confirming that our alpha-amylase is easier to use with efficacy over a much broader range of plant conditions.

Despite these outstanding technical results, we continue to be disappointed with the slower than anticipated conversion of these plant trials into commercial supply agreements. We believe that pricing strategy has impeded rapid adoption of this product despite its consistent technical success. As new trials continue to be scheduled and run, we are exploring a more aggressive pricing strategy to accelerate adoption in all types of ethanol plants. At the same time, given our limited commercial experience with this product and Valley, we will continue to defer revenue on sales to Valley until we have established to our satisfaction that payment for the product is not dependent on Valley’s sales of the product to its customers.

While our sales of Valley “Ultra-Thin” have been below expectations for the first nine months of 2006, other products in our portfolio have exceeded our internal sales targets year to date. We expect that product-related revenue will represent a larger percentage of our total revenues in the future. Beginning in 2006, we have de-emphasized grant revenue and certain collaborations that are not strategic to our current market focus; however, certain of our partners and funding sources have ongoing obligations to fund our programs, and we have ongoing obligations to provide research and development services under our current agreements. As of September 30, 2006, our strategic partners have provided us with approximately $264 million in funding since inception and are committed to additional minimum funding of approximately $46 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2006, we had $9.7 million in deferred revenue, of which $1.4 million was related to product sales, and $8.3 million was related to funding from our collaborative partners, primarily Syngenta.

We have incurred net losses since our inception. As of September 30, 2006, our accumulated deficit, including $45.7 million in non-cash asset impairment charges in 2005 and $11.5 million in restructuring-related charges in the first nine months of 2006, was $323.4 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses at least through 2007 as we continue to develop independent products and as a result of our continued investment in sales and marketing infrastructure intended to strengthen our customer contact and focus, our continued investment in manufacturing facilities necessary to meet the anticipated increase in demand for our products, as well continued research and development expenses for our internal product candidates. Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues

Revenues increased 12%, or $1.5 million, to $14.3 million for the quarter ended September 30, 2006 from $12.8 million for the quarter ended September 30, 2005. This increase was attributed primarily to an increase in both product-related revenue and collaborative revenue, offset in part by a decrease in grant revenue.

Collaborative revenue increased 13%, or $1.1 million, to $9.2 million from $8.1 million and accounted for 64% of total revenue for each of the quarters ended September 30, 2006 and 2005. This increase was largely the result of the higher utilization of research and development resources under our collaboration with Syngenta in the third quarter to make up for the shortfall in resource allocation for the first six months of 2006, when certain projects within the collaboration concluded in advance of new projects commencing. We do not expect that our revenue from collaborations during the third quarter is indicative of future collaborative revenue levels. In fact, we have de-emphasized certain collaborative programs that are not strategic to our market focus, including pharmaceutical collaborations, in favor of greater emphasis on sales of products and anticipate that collaborative revenue will decrease for the full year 2006 as compared to 2005.

Product-related revenue for the quarter ended September 30, 2006 increased $2.6 million, or 126%, to $4.7 million from $2.1 million for the quarter ended September 30, 2005. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco. Danisco recently received approval from the European Commission for the use of Phyzyme™ XP enzyme in the feed of non egg-laying chickens, one of three significant market segments for this product. We believe that this approval will have a positive impact on our product sales in future periods. We also experienced increased sales from our other commercial products, including our Bayovac TM SRS vaccine product for farmed salmon and our Luminase TM PB-100 enzyme for pulp bleaching enhancement.

During the first nine months of 2006, we have shipped $0.9 million in Valley “Ultra-Thin” enzyme to our U.S. distributor, Valley Research, inc., or Valley. We have deferred revenue on our 2006 sales of this product to Valley, as we do not yet believe that, given our limited commercial experience with this product and Valley, all criteria for recognizing revenue related to our sales to Valley have been met. Specifically, we will continue to defer revenue on sales to Valley until we have established to our satisfaction that payment for the product is not dependent on Valley’s sales of the product to its customers. We still believe that the Valley “Ultra-Thin” enzyme represents a promising opportunity for future product revenue growth. At September 30, 2006, we had an additional $1.1 million in outstanding purchase orders from Valley.

Grant revenue for the quarter ended September 30, 2006 decreased 84%, or $2.1 million, to $0.4 million from $2.5 million for the quarter ended September 30, 2005. This is due in large part by a delay in agency funding on one of our key government contracts, as well as a de-emphasis of grants and government contracts as a result of our strategic reorganization in January 2006. While we expect grant revenue to increase during the fourth quarter of 2006, we expect that total grant revenue will decrease for the full year 2006 as compared to 2005.

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

Cost of Product-Related Revenue

Cost of product-related revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product-related revenues. Excluded from cost of product-related revenue are costs associated with the scale-up of manufacturing processes for new products which have not reached commercial-scale production volumes, which we include in our research and development expenses. For the quarter ended September 30, 2006, cost of product-related revenue increased $0.9 million to $3.7 million compared to $2.8 million for the quarter ended September 30, 2005. This increase resulted primarily from our increase in product-related revenues. We generated a positive gross margin of approximately 22% during the third quarter of 2006, compared to a negative gross margin in the third quarter of 2005, despite an increase in fixed costs over the prior year. This gross margin improvement is reflective of higher sales volumes to absorb our fixed costs, as well as improved manufacturing efficiencies and yields. We expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales. We expect our gross margins in 2006 to be positively impacted by continued growth in sales of Phyzyme XP through our relationship with Danisco, an increase in sales of our other enzyme products, as well as cost efficiencies we expect to achieve as we scale up production and improve our manufacturing yields. Under our Phyzyme XP manufacturing agreement, we supply Danisco commercial quantities of Phyzyme XP at our cost. We are paid a royalty on related product sales made by Danisco equal to 50% of the cumulative profits generated by Danisco on such sales. We only began receiving profit share revenue during mid-2005, but we expect a full year of profit share revenue during 2006. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product-related revenues increase; however, our margins may be negatively impacted in the future if our product-related revenues do not grow in line with our increase in minimum capacity requirements at Fermic, S.A., or Fermic, our manufacturing partner in Mexico City. For example, during the quarter ending September 30, 2006, we expanded our manufacturing capabilities at Fermic, which increased our fixed manufacturing costs by approximately $0.7 million per quarter, and we are committed to further expand our manufacturing capabilities in the second quarter of 2007, which will increase our fixed manufacturing costs by an additional $0.7 million per quarter. In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product.

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

For the quarter ended September 30, 2006, we estimate that approximately 76% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 24% were spent on internal product and technology development. For the quarter ended September 30, 2005, we estimate that approximately 65% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 35% were spent on internal product and technology development. The higher percentage of funded development costs during the third quarter of 2006 is largely the result of the higher utilization of research and development resources under our collaboration with Syngenta in the third quarter to make up for the shortfall in resource allocation for the first six months of 2006, when certain projects within the collaboration concluded in advance of new projects commencing. We do not believe that our resource allocation to funded projects during the third quarter is indicative of future levels. Research and development expenses decreased $6.9 million to $11.2 million (including share-based compensation of $1.1 million) for the quarter ended September 30, 2006 from $18.1 million (including share-based compensation of $0.1 million) for the quarter ended September 30, 2005. This decrease was attributed in large part to a $2.5 million decrease in personnel related costs for direct research and development, resulting primarily from our strategic reorganization announced in January of 2006, pursuant to which we reduced our workforce by 83 employees, comprised mostly of research and development employees. Our direct research and development staff decreased to 126 full time employees at September 30, 2006 from 224 at September 30, 2005. In addition, our laboratory and supplies expenses and outside services costs decreased in total by $3.1 million due primarily to our discontinuation of internally-funded projects for our pharmaceutical programs, as well as a decrease in third-party costs incurred under our collaborations and grants.

Research and development direct costs and unallocated costs incurred by type of project during the quarters ended September 30, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Collaborations:
Syngenta	$1,879	$1,523
Other	729	1,238

Total collaborations	2,608	2,761
Grants	134	1,197
Internal development	883	2,137
Unallocated	7,537	11,978

	$11,162	$18,073

Research and development costs based upon type of cost incurred for the quarters ended September 30, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Personnel related	$3,625	$6,095
Share-based compensation	1,052	141
Laboratory and supplies	973	3,119
Outside services	1,637	2,595
Equipment and depreciation	1,736	2,342
Manufacturing scale-up	93	—
Facilities, overhead and other	2,046	3,781

	$11,162	$18,073

We have only recently launched our first products, and, accordingly we have a limited history of developing commercial products. We determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. Successful products require significant development and investment prior to regulatory approval and commercialization. As a result of the significant risks and uncertainties involved in developing and commercializing such products, we are unable to estimate the nature, timing, and cost of the efforts necessary to complete each of our major projects. These risks and uncertainties include, but are not limited to, the following:

•	Our products may require more resources than we anticipate if we are technically unsuccessful in initial development or commercialization efforts.

•	The outcome of research is unknown until each stage of testing is completed, up through and including product trials and regulatory approvals, if needed.

•	It can take many years from the initial decision to perform research through development until products, if any, are ultimately marketed

•	We have several product candidates in various stages of development related to collaborations and grants as well as internally developed products. At any time, we may modify our strategy and pursue additional collaborations for the development and commercialization of some products that we had intended to pursue independently.

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product development efforts. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in this report under “Risk Factors.” While we anticipate that we will continue to dedicate significant resources to development of future products, we expect that our total research and development costs will decrease or remain at these levels in the short term as we continue to focus on near-term commercialization, sales and marketing of products, and reducing our loss and cash usage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 9%, or $0.3 million, to $3.1 million (including share-based compensation of $0.5 million) for the quarter ended September 30, 2006 from $3.4 million (including share-based compensation of $0.1 million) for the quarter ended September 30, 2005. This decrease was primarily due to a reduction in rent and facilities-related costs resulting from our building consolidation and, to a lesser extent, a decrease in personnel costs related to headcount reductions we made as part of our strategic reorganization, offset in part by an increase in share-based compensation expense. We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue.

Amortization of Acquired Intangible Assets

We recorded amortization of acquired intangible assets of zero and approximately $0.7 million for the quarters ended September 30, 2006 and 2005. The amortization recorded for the quarter ended September 30, 2005 was primarily associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta, which we were previously amortizing over 7 to 15 years. During the fourth quarter of 2005, we determined that these intellectual property assets were impaired and wrote off the value of these assets.

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

We recognized $1.6 million, or $0.03 per share, and $0.2 million, or $0.01 per share, in share-based compensation expense for our share-based awards during the three-month periods ended September 30, 2006 and 2005. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Research and development	$1,052	$141
Selling, general and administrative	518	90

	$1,570	$231

Under the modified prospective method of transition under FASB No. 123(R), we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three months ended September 30, 2006 are not comparable to the same periods in the prior year.

During the fourth quarter of fiscal 2005, we accelerated the vesting of unvested stock options awarded to all employees and officers under our stock option plan that had exercise prices greater than $10.00. The unvested options to purchase approximately 710,000 shares became fully vested as of December 8, 2005 as a result of this acceleration. These stock options would have all become fully vested before or during 2008. We accelerated these options because the options had exercise prices significantly in excess of then current market value ($5.25 at December 8, 2005), and thus were not fully achieving their original objectives of incentive compensation and employee retention. The acceleration eliminated future compensation expense we would otherwise have been required to recognize in our statements of operations with respect to these options with the implementation of FASB No. 123(R). The future expense eliminated as a result of the acceleration of the vesting of these options was approximately $1.1 million.

Effective in 2006, we have also shifted a significant amount of our share-based awards from stock options to restricted shares.

Restructuring Charges

In connection with the decision to reorganize and refocus our resources, in January 2006 we commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of our facilities. We recorded charges of $11.0 million in the first quarter of 2006 related to these activities. During the first quarter of 2006, we completed the employee termination activities under this restructuring and do not anticipate further payments or expenses related to employee separation under this program. The facility consolidation costs are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. We recorded a $0.3 million reversal of charges during the quarter ended June 30, 2006 and additional charges of $0.8 million during the quarter ended September 30, 2006, reflecting revisions in our estimates for our remaining net facilities consolidation costs. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest and other income, net

Interest income and other, net was $0.4 million for the quarter ended September 30, 2006 compared to $32,000 for the quarter ended September 30, 2005. The increase was primarily due to higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2005 to 2006, partially offset by a decrease in cash and investment balances during 2006.

Results of Operations

Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues decreased 13%, or $5.4 million, to $34.4 million for the nine months ended September 30, 2006 from $39.8 million for the nine months ended September 30, 2005. This decrease was attributed primarily to a decrease in collaborative and grant revenues, offset in part by an increase in product-related revenue.

Collaborative revenue decreased 16%, or $4.2 million, to $22.1 million from $26.3 million and accounted for 64% and 66% of total revenue for the nine months ended September 30, 2006 and 2005. This decrease is primarily a result of our de-emphasis of certain grants and collaborations that are not core to our current focus, including pharmaceutical collaborations, in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will decrease for the full year 2006 as compared to 2005.

Product-related revenue for the nine months ended September 30, 2006 increased $4.5 million, or 73%, to $10.6 million from $6.1 million for the nine months ended September 30, 2005. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco, as well as increased sales from most of our other commercial enzyme products, including Bayovac TM SRS and Luminase TM PB-100.

Grant revenue decreased 77%, or $5.6 million, to $1.7 million for the nine months ended September 30, 2006 as compared to $7.3 million for the nine months ended September 30, 2005. This is due in large part by a delay in agency funding on one of our key government contracts, as well as our de-emphasis of grants and government contracts. While we expect grant revenue to increase in the fourth quarter, we do not anticipate that grant revenues will return to the levels we achieved in 2005.

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

Cost of Product-Related Revenue

For the nine months ended September 30, 2006, cost of product-related revenue increased $1.1 million to $8.7 million compared to $7.6 million for the nine months ended September 30, 2005. This increase resulted primarily from the increase in our product-related revenues. We generated a positive gross margin of approximately 18% during the nine months ended September 30, 2006 despite an increase in fixed costs over the prior year. This gross margin improvement is reflective of higher sales volumes to absorb our fixed costs, as well as well as improved manufacturing efficiencies and yields. We expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales. We expect our gross margins in 2006 to be positively impacted by continued growth in sales of Phyzyme XP and our other products, as well as cost efficiencies we expect to achieve as we scale up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product-related revenues increase; however, our margins may be negatively impacted in the future if our product-related revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, during the quarter ending September 30, 2006, we expanded our manufacturing capabilities, which increased our fixed manufacturing costs by approximately $0.7 million per quarter, and we are committed to further expand our manufacturing capabilities in the second quarter of 2007, which will increase our fixed manufacturing costs by an additional $0.7 million per quarter.

Research and Development

For the nine months ended September 30, 2006 we estimate that approximately 67% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 33% were spent on internal product and technology development. For the nine months ended September 30, 2005 we estimate that approximately 62% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 38% were spent on internal product and technology development. Our research and development expenses decreased $18.2 million to $37.7 million (including share-based compensation of $2.8 million) for the nine months ended September 30, 2006 from $55.9 million (including share-based compensation of $0.4 million) for the nine months ended September 30, 2005. This decrease was attributed in large part to a $7.2 million decrease in personnel costs for direct research and development, resulting from our strategic reorganization. In addition, our facilities and overhead costs decreased $5.5 million related primarily to our building consolidation, our laboratory and supplies expenses and outside services costs decreased in total by $7.2 million due primarily to our discontinuation of internally-funded projects for our pharmaceutical programs, as well as a decrease in third-party costs incurred under our collaborations and grants. This overall decrease in expenses was partially offset by $1.1 million in costs related to manufacturing scale-up and bioprocess development costs for new products, primarily our Ultra-Thin enzyme product.

Research and development direct costs and unallocated costs incurred by type of project during the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Collaborations:
Syngenta	$4,283	$4,605
Other	3,141	3,932

Total collaborations	7,424	8,537
Grants	676	3,582
Internal development	4,052	7,243
Unallocated	25,524	36,569

	$37,676	$55,931

Research and development costs based upon type of cost incurred for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Personnel related	$12,152	$19,362
Share-based compensation	2,775	376
Laboratory and supplies	3,903	7,676
Outside services	4,799	8,208
Equipment and depreciation	5,194	7,056
Manufacturing scale-up	1,132	—
Facilities, overhead and other	7,721	13,253

	$37,676	$55,931

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9%, or $0.8 million, to $10.6 million (including share-based compensation of $1.5 million) for the nine months ended September 30, 2006 from $9.8 million (including share-based compensation of $0.3 million) for the nine months ended September 30, 2005. This increase was primarily related to an increase in share-based compensation, offset by a decrease related to a reduction in rent and facilities-related costs resulting from our building consolidation, and, to lesser extent, a decrease in personnel costs related to headcount reductions we made as part of our strategic reorganization. We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue.

Amortization of Acquired Intangible Assets

We recorded amortization of acquired intangible assets of zero and approximately $2.0 million for nine months ended September 30, 2006 and 2005. The amortization recorded for the nine months ended September 30, 2005 was primarily associated with the February 2003 acquisition of intellectual property rights licenses from Syngenta, which we were previously amortizing over 7 to 15 years. During the fourth quarter of 2005, we determined that these intellectual property assets were impaired and wrote off the value of these assets.

Non-Cash, Share-Based Compensation Charges

We recognized $4.3 million, or $0.09 per share, and $0.6 million, or $0.01 per share, in share-based compensation expense for our share-based awards during the nine-month periods ended September 30, 2006 and 2005. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Research and development	$2,775	$376
Selling, general and administrative	1,491	268

	$4,266	$644

Under the modified prospective method of transition under FASB No. 123(R), we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the nine months ended September 30, 2006 are not comparable to the same periods in the prior year.

Restructuring Charges

In connection with the decision to reorganize and refocus our resources, in January 2006 we commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of our facilities. We recorded charges of $11.5 million in the first nine months of 2006 related to these activities. A summary of these charges is set forth below (in thousands):

NINE MONTHS ENDED SEPTEMBER 30, 2006
Facilities consolidation costs	$8,866
Employee separation costs	2,607
Other costs	60

Total	$11,533

During the first nine months of 2006, we completed the employee termination activities under this restructuring and do not anticipate further payments or expenses related to employee separation under this program. The facility consolidation costs are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock and funding from strategic partners and government grants. Our strategic partners and funding from grants have provided us with approximately $264 million in funding from our inception through September 30, 2006, and they are also committed to fund at least an additional $46 million through 2010. Future committed funding is subject to our performance under existing agreements, and excludes potential milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As of September 30, 2006, we had cash, cash equivalents, and short-term investments of approximately $51.8 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four year period. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs increase as our projected manufacturing volumes increase. As of September 30, 2006, under this agreement we have made minimum commitments to Fermic of approximately $18.9 million over the next three years. During the quarter ending September 30, 2006, we expanded our manufacturing capabilities at Fermic, which increased our fixed manufacturing costs by $0.7 million per quarter. We expect to further expand our manufacturing capabilities at Fermic in the second quarter of 2007, which will increase our fixed manufacturing costs by an additional $0.7 million per quarter. In addition, under the terms of the agreement, we purchase certain equipment required for fermentation and downstream processing of the products. From inception through September 30, 2006, we had incurred costs of approximately $12.4 million for equipment related to this agreement.

We purchased capital equipment totaling $2.5 million during the nine months ended September 30, 2006 using our existing financing arrangements. We anticipate the cost of capital equipment required to support the ongoing needs of our business will be approximately $1.4 million for the remainder of 2006. We anticipate funding our capital requirements for the remainder of 2006 with new financing arrangements, if available on satisfactory terms, and with available cash.

Our operating activities used cash of $18.3 million for the nine months ended September 30, 2006. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $33.1 million and an increase in accounts receivable of $4.2 million, partially offset by an increase in our liabilities of $7.8 million for restructuring charges, depreciation of $6.8 million, non-cash compensation charges of $4.3 million, and an increase in deferred revenue of $1.0 million. The increase in accounts receivable was primarily due to a delayed collaboration-related payment of $5.2 million due from a partner, which we expected in the third quarter pursuant to our agreement, but received subsequent to September 30, 2006.

Our investing activities generated cash of $9.5 million for the nine months ended September 30, 2006. Our investing activities consisted primarily of $12.0 million in net cash generated from maturities of short-term investments, offset in part by purchases of property and equipment (net of retirements) of $2.5 million.

Our financing activities provided cash of $7.1 million for the nine months ended September 30, 2006. Our financing activities consisted primarily of proceeds from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options of $9.6 million and borrowings under notes payable of $3.1 million to finance capital equipment purchases, partially offset by payments on notes payable of $5.6 million.

The following table summarizes our contractual obligations at September 30, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$11,869	$6,767	$4,916	$186	$—
Operating leases	52,589	4,798	10,019	10,721	27,051
Fermic-related obligations	18,900	7,560	11,340	—	—
License and research agreements	1,385	373	387	250	375

Total Contractual Obligations	$84,743	$19,498	$26,662	$11,157	$27,426

As of September 30, 2006, we had $7.3 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our equity incentive plans, which we expect to be recognized over a weighted-average period of 1.4 years. This will have no impact on our future cash flows.

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

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

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

We generate revenue from research collaborations generally through funded research, up-front fees to initiate research projects, fees for exclusivity in a field, and milestones. We recognize revenue from research funding on a proportional performance basis as research hours are incurred under each agreement, based on total labor hours incurred relative to total labor hours estimated under the contract. We recognize fees to initiate research over the life of the project. We recognize revenue from exclusivity fees over the period of exclusivity. Our collaborations often include contractual milestones. When we achieve these milestones, we are entitled to payment, as defined by the underlying agreements. We recognize revenue for milestone payments when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our past research and development services, as well as our ongoing commitment to provide research and development services under the collaboration, are charged at fees that are comparable to the fees that the we customarily charge for similar research and development services.

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

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at September 30, 2006 and December 31, 2005 by $0.1 million and $0.2 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

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

In December 2002, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Diversa Corp. Initial Public Offering Sec. Litig., Case No. 02-CV-9699. In the amended complaint, the plaintiffs allege that we and certain of our officers and directors, and the underwriters (the “Underwriters”) of our initial public offering, or IPO, violated Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegations that our registration statement and prospectus prepared in connection with our IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the Underwriters. The complaint also contains claims for violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. This action is related to In re Initial Public Offering Sec. Litig., Case No. 21 MC 92, in which similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (collectively, the “Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (collectively, the “IPO Cases”). On January 7, 2003, the IPO Case against us was assigned to United States Judge Shira Scheindlin of the Southern District of New York (the “Court”), before whom the IPO Cases have been consolidated for pretrial purposes.

In February 2003, the Court dismissed the Section 10(b) claim against us without leave to amend. The Court similarly dismissed the Sections 10(b) and 20 claims against two of our officers and directors without leave to amend, but denied the motion to dismiss these claims against one officer/director.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. The tentative settlement also provides that, in the event that Plaintiffs ultimately recover less than a guaranteed sum of $1 billion from the Underwriters in the IPO Cases and related litigation, Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In the event, for example, the Plaintiffs recover nothing in judgment against the Underwriter defendants in the IPO Cases and the Issuers’ insurers therefore become liable to the Plaintiffs for an aggregate of $1 billion pursuant to the settlement proposal, the pro rata liability of our insurers, with respect to us, would be $5 million, assuming that 200 Issuers participate in the settlement and their insurers are operating and financially viable as of the settlement date. We are covered by a claims-made liability insurance policy that would satisfy our insurers’ pro rata liability described in this hypothetical example.

In June 2004, we executed a settlement agreement with the Plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement.

On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order, and directed that notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain Underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. The Court’s decision on final approval of the settlement remains pending. We are covered by a claims-made liability insurance policy which we believe will satisfy any potential liability of ours under this settlement. Due to the inherent uncertainties of litigation and assignment of claims against the Underwriters, and because the settlement has not yet been finally approved by the Court, the ultimate outcome of the matter cannot be predicted. In accordance with SFAS No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

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

We have incurred net losses since our inception, including a net loss of approximately $33.1 million for the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of approximately $323.4 million. We expect to incur additional losses in 2006 and 2007 as we continue to develop independent products and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants, and we expect that a significant portion of our revenue for 2006 will result from the same sources.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any future technologies or products. Successful products require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized only eight of our own products, Valley “Ultra-Thin”™ enzyme, Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ PB-100 enzyme, Luminase™ PB-200 enzyme, Bayovac® SRS, and blue and green fluorescent proteins. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have generated only modest revenues to date. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials or products with significant commercial potential, we will not be able to achieve our objectives or build a sustainable or profitable business.

*	We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements with BASF, Bayer Animal Health, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, Merck, and Valley Research, inc. We have also formed a broad strategic relationship with Syngenta AG, a world-leading agribusiness company. For the nine months ended September 30, 2006, approximately 49% of our revenue was from affiliates of Syngenta AG, and a major portion of our future committed funding is also to be received from affiliates of Syngenta AG. We expect that a significant portion of any future revenue will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our products, grow our business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our products. We have co-invested with our third-party manufacturing partners in certain equipment that is crucial to commercial-scale manufacturing of our products and/or have entered into arrangements with these same third parties that have the required manufacturing equipment and available capacity to manufacture all of the products we market and sell. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, our third party manufacturers are located in foreign countries. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of products, and harm our relationships with our strategic partners, collaborators, or customers.

*	We have only limited experience in independently developing, manufacturing, marketing, selling, and distributing commercial products.

We intend to pursue some product opportunities independently. We currently have only limited resources and capability to develop, manufacture, market, sell, or distribute products on a commercial scale. We will determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of some products that we had intended to pursue independently. We may pursue products that ultimately require more resources than we anticipate or which may be technically unsuccessful. In order for us to commercialize more products directly, we would need to establish or obtain through outsourcing arrangements additional capability to develop, manufacture, market, sell, and distribute products. If we are unable to successfully commercialize products resulting from our internal product development efforts, we will continue to incur losses. Even if we successfully develop a commercial product, we may not generate significant sales and achieve profitability. For example, despite positive technical results from customer trials of our Valley “Ultra-Thin” enzyme product, we are disappointed with the slower than anticipated conversion of successful plant trials into commercial supply agreements. We believe that the pricing strategy has impeded rapid adoption of this product despite its consistent technical success, and we are exploring a more aggressive pricing strategy to accelerate adoption in all types of ethanol plants. Despite these efforts, we may not be able to convert these trials into commercial supply agreements at any significant volume, which would have a negative impact on our results of operations and financial position.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 49% of our outstanding common stock as of October 30, 2006. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions.

In addition, as October 30, 2006, Syngenta and its affiliates controlled approximately 17% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of October 30, 2006, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 17% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market could adversely affect the market price of our stock.

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

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through September 30, 2006, approximately $16.0 million of the net proceeds had been used to purchase property and equipment and approximately $116.9 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

DIVERSA CORPORATION

Date: November 1, 2006	/s/ Anthony E. Altig
Anthony E. Altig Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)