Form 10-K/A
period 2006-12-31
DIVERSA CORP
filed 2007-03-20
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 16, 2007 (the “Original Filing”). The Registrant is filing the Amendment to revise Part I Item 3 “Legal Proceedings” and Note 6 to the Registrant’s Consolidated Financial Statements included in Part II Item 8 “Financial Statements and Supplementary Data” to include disclosure related to a patent interference proceeding which was discussed in response to other items in the Original Filing but was inadvertantly omitted from Part I Item 3 and Note 6 to the Registrant’s Consolidated Financial Statements included in Part II Item 8. Part IV is also being amended to update the Exhibit Index and to add certain current dated certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer under the Securities Exchange Act of 1934, as amended.

The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been updated to speak as of any later date. Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing. Accordingly, the Amendment should be read together with the Original Filing and the Registrant’s other filings made with the Securities and Exchange Commission. All information contained in the Amendment and the Original Filing is subject to updating and supplementing as provided in the Registrant’s subsequent periodic reports filed with the Securities and Exchange Commission.

Item 3 of Part I, Item 8 of Part II and Part IV, as amended, appear below.

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

On February 14, 2007, a patent interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by Maxygen, Inc. with allowable claims directed to GeneReassembly. Maxygen seeks an entry of adverse judgment against us. A schedule for the motion phase of the interference proceeding will be discussed with the Administrative Patent Judge in April 2007. It is too early to assess the respective positions of the parties until the preliminary motions are exchanged.

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

Patent Interference Proceeding

On February 14, 2007, a patent interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to Diversa and a pending U.S. patent application owned by a third party with allowable claims directed to GeneReassembly. The third party seeks an entry of adverse judgment against Diversa. A schedule for the motion phase of the interference proceeding will be discussed with the Administrative Patent Judge in April 2007. It is too early to assess the respective positions of the parties until the preliminary motions are exchanged. In accordance with FASB No. 5 “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

The Company is also, from time to time, subject to legal proceedings and claims which arise in the normal course of business. In management’s opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIVERSA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(a)(3) Index to Exhibits—See (b) below.

(b) Exhibits

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute and the Company.(6)

2.2	Agreement and Plan of Merger and Reorganization, dated as of February 12, 2007, by and among the Company, Concord Merger Sub, Inc., Celunol Corp., and William Lese.(15)

2.3	Form of Voting Agreement, dated as of February 12, 2007, by and among the Company and certain stockholders of Celunol Corp.(15)

2.4	Form of Voting Agreement, dated as of February 12, 2007, by and among Celunol Corp. and certain stockholders of the Company.(15)

2.5	Form of Lock-up Agreement by and between the Company and certain stockholders of Celunol Corp.(15)

2.6	Form of Lock-up Agreement by and between the Company and certain stockholders of the Company.(15)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(17)

3.3	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

Exhibit Number	Description of Exhibit

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(7)

4.4	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.5	Form of Warrant issued by the Company to Syngenta Participations AG.(6)

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(6)

4.7†	Registration Rights Agreement dated as of July 18, 2003 by and between GlaxoGroup Limited and Diversa Corporation.(8)

4.8	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007.(15)

4.9	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(2)

10.2*	1994 Employee Incentive and Non-Qualified Stock Option Plan, as amended.(2)

10.3*	Form of Stock Option Agreement under the 1994 Employee Incentive and Non-Qualified Stock Option Plan.(2)

10.4*	1997 Equity Incentive Plan.(2)

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan.(2)

10.6*	1999 Non-Employee Directors’ Stock Option Plan.(2)

10.7*	Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors’ Stock Option Plan.(2)

10.8*	2005 Non-Employee Directors’ Equity Incentive Plan.(4)

10.9*	1999 Employee Stock Purchase Plan.(2)

10.10†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(2)

10.11†	License Agreement by and between the Company and Finnfeeds International Limited (now Danisco Animal Nutrition), dated December 1, 1998.(2)

10.12*	Employment Offer Letter to Patrick Simms, dated February 3, 1997.(2)

10.13*	Employment Offer Letter to William H. Baum, dated July 31, 1997.(2)

10.14	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.15	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.16†	Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between the Company and Syngenta Participations AG. (6)

10.17†	License Agreement dated December 29, 2003 by and between Xoma Ireland Limited and the Company. (9)

Exhibit Number	Description of Exhibit

10.18†	Transition Agreement dated May 28, 2004 by and between the Company, Zymetrics, Inc., Syngenta Seeds AG, and Syngenta Participations AG. (10)

10.19†	Amendment to Amended and Restated Research Collaboration Agreement dated May 28, 2004 between the Company and Syngenta Participations AG. (10)

10.20*	Employment Offer Letter, dated November 11, 2004, between the Company and Anthony E. Altig. (11)

10.21*	Employment Offer Letter, dated March 31, 2005, between the Company and Jeffrey G. Black. (12)

10.22	Loan and Security Agreement by and between the Company and Comerica Bank dated September 30, 2005. (13)

10.23†	Distribution Agreement dated January 1, 2005 by and between Valley Research, inc. and the Company. (14)

10.24†	Amendment to Distribution Agreement by and between Valley Research, inc. and the Company, effective as of August 1, 2005. (14)

10.25	Employment Offer Letter, dated November 10, 2005, between the Company and Edward Shonsey. (16)

10.26††	License and Research Agreement by and between Syngenta Participations AG and the Company, effective December 31, 2006.(17)

10.27	Letter Agreement, dated February 12, 2007, by the Company and Carlos A. Riva. (15)

10.28	Promissory Note, dated February 12, 2007, by Celunol Corp. for the benefit of the Company. (15)

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.(17)

31.1+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by reference.
(5)	Filed as part of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-29173) filed on April 6, 2001, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2005 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007 and incorporated herein by reference.
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2007.

DIVERSA CORPORATION

By:	/S/ ANTHONY E. ALTIG
Anthony E. Altig
Senior Vice President, Finance and Chief Financial Officer