Form 10-Q
period 2007-03-31
DIVERSA CORP
filed 2007-05-10
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2007 was 48,550,692.

DIVERSA CORPORATION

DIVERSA CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DIVERSA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	MARCH 31, 2007	DECEMBER 31, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$117,086	$38,541
Short-term investments	8,398	13,371
Accounts receivable (including $399 and $418 from a related party at March 31, 2007 and December 31, 2006)	9,617	8,646
Inventories, net	4,120	4,098
Prepaid expenses and other current assets	2,494	2,378

Total current assets	141,715	67,034
Property and equipment, net	11,454	12,418
Note receivable from Celunol Corp.	8,500	—
Other assets	6,871	453

Total assets	$168,540	$79,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,457	$5,192
Accrued compensation and other	6,572	8,876
Restructuring reserve, current portion	1,908	1,908
Deferred revenue, current portion (including $2,816 and $3,106 from a related party at March 31, 2007 and December 31, 2006)	5,270	5,395
Notes payable, current portion	4,429	5,223

Total current liabilities	24,636	26,594
5 1/2% convertible senior notes	100,000	—
Notes payable, less current portion	3,002	3,724
Deferred revenue, less current portion (including $150 from a related party at March 31, 2007)	587	783
Restructuring reserve, less current portion	5,418	5,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock—$0.001 par value; 90,000 shares authorized, 48,548 and 48,235 shares issued and outstanding at March 31, 2007 and December 31, 2006	49	48
Additional paid-in capital	374,672	372,415
Accumulated deficit	(339,804)	(329,486)
Accumulated other comprehensive loss	(20)	(61)

Total stockholders’ equity	34,897	42,916

Total liabilities and stockholders’ equity	$168,540	$79,905

Note: The balance sheet data at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenues (including related party revenues of $2,901 and $4,439 for the three months ended March 31, 2007 and 2006):
Product-related	$5,352	$2,535
Collaborative	4,735	6,324
Grant	1,221	651

Total revenue	11,308	9,510

Operating expenses:
Cost of product-related revenue	4,892	2,182
Research and development	12,872	14,061
Selling, general and administrative	4,014	3,871
Restructuring charges	83	11,023

Total operating expenses	21,861	31,137

Loss from operations	(10,553)	(21,627)
Interest and other income, net	235	226

Net loss	$(10,318)	$(21,401)

Net loss per share, basic and diluted	$(0.22)	$(0.47)

Weighted average shares used in calculating basic and diluted net loss per share	47,567	45,368

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Operating activities:
Net loss	$(10,318)	$(21,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,151	2,668
Non-cash share-based compensation charges	1,061	1,301
Non-cash restructuring charges	—	226
Changes in operating assets and liabilities:
Accounts receivable	(971)	1,826
Other assets	(2,208)	(598)
Accounts payable and accrued expenses	(1,039)	(246)
Restructuring liabilities	(470)	8,317
Deferred revenue	(321)	1,525

Net cash used in operating activities	(12,115)	(6,382)

Investing activities:
Purchases of short-term investments	(14,323)	(42,131)
Sales and maturities of short-term investments	19,336	38,392
Purchases of property and equipment	(1,186)	(668)
Advances made to Celunol Corp.	(8,500)	—

Net cash used in investing activities	(4,673)	(4,407)

Financing activities:
Net proceeds from sale of common stock	1,197	2,111
Principal payments on debt obligations	(1,516)	(1,784)
Proceeds from convertible debt, net of issuance costs of $4,348	95,652	828

Net cash provided by financing activities	95,333	1,155

Net increase (decrease) in cash and cash equivalents	78,545	(9,634)
Cash and cash equivalents at beginning of period	38,541	43,859

Cash and cash equivalents at end of period	$117,086	$34,225

Supplemental disclosure of non-cash operating and financing activities:
Common stock issued to settle employee bonus liabilities	$—	$620

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

The Company

Diversa Corporation (the “Company) is a biotechnology company, founded in 1992, that develops customized enzymes for use within the alternative fuels, industrial, and health and nutrition markets to enable higher throughput, lower costs, and improved environmental outcomes.

In January 2007, the Company announced that it would pursue opportunities for the vertically-integrated commercialization of biofuels, in particular ethanol from cellulosic biomass. To date, the Company has focused primarily on the development of novel, high-performance enzymes for cellulosic biomass feedstocks as part of its specialty enzyme business.

In February 2007, the Company entered into a definitive merger agreement with Celunol Corp. (“Celunol”), a Delaware corporation that is directing its integrated technologies to the production of low-cost cellulosic ethanol from an array of biomass sources. The merger agreement has been approved by the boards of directors of both the Company and Celunol, and is subject to shareholder approval.

As more fully described in Note 7, “Convertible Notes Offering”, in March and April 2007 the Company completed a convertible debt offering which generated net cash proceeds of approximately $114.9 million.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006.

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

Deferred Revenue

As of March 31, 2007, the Company had $5.9 million in deferred revenue, of which $4.6 million was related to funding from collaborative partners, and $1.3 million was related to product sales, including approximately $1.1 million attributed to sales to Valley Research, inc. (“Valley”), a former distributor for certain of the Company’s products. As more fully described in Note 10, “Contingencies,” the Company is currently in a legal dispute with Valley and, accordingly, there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at March 31, 2007, the Company had approximately $0.8 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

4. Note Receivable

In accordance with the terms of the merger agreement, on February 12, 2007, Celunol issued to Diversa an unsecured promissory note pursuant to which Diversa has agreed to lend Celunol up to $20 million. Any principal outstanding under the promissory note accrues interest at 9% per annum. Under the terms of the promissory note, to the extent that Celunol has borrowed the full $20.0 million under the note and desires to borrow additional funds, Diversa has a right of first refusal to be the lender for any such additional borrowings. To the extent that Diversa does not exercise its right of first refusal, Diversa has agreed to be subordinated to any loans with third parties that Celunol subsequently receives. In addition, if the merger agreement terminates, any amounts borrowed under the promissory note will be fully subordinated to any other indebtedness for borrowed money that Celunol may incur following such termination. The promissory note includes provisions for acceleration of the outstanding principal and interest under such note in the event that, among other things, a termination fee becomes payable by Celunol to Diversa pursuant to the merger agreement. In addition, in the event that the merger does not close and the merger agreement has been terminated and Celunol completes an equity financing with total proceeds to Celunol of at least $25.0 million, not including the conversion of the promissory note or other debt, in connection with such financing, then 50% of amounts owed under the note shall automatically convert into the equity securities issued by Celunol in the financing. As of March 31, 2007 there was $8.5 million due from Celunol pursuant to the promissory note.

5. Equity Incentive Plans and Share-based Compensation

Equity Incentive Plans

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company (“Board”) adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and has reserved a total of 930,000 shares for issuance thereunder. The Directors’ Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of March 31, 2007, there were approximately 330,000 shares outstanding under the Directors’ Plan and approximately 312,000 shares outstanding under the 1999 Non-Employee Directors’ Stock Option Plan.

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2007, a total of 1,784,000 shares of the Company’s common stock have been reserved for issuance under ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for annual increases of shares available for issuance under the ESPP. As of March 31, 2007, there were approximately 90,000 shares available for future issuance under the ESPP.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board. Unless terminated sooner by the Board, the 1997 Plan will terminate in August 2007. The incentive and non-statutory stock options are granted with an exercise price of not less than 100% and 85%, respectively, of the estimated fair value of the underlying common stock as determined by the Board. The 1997 Plan allows the purchase of restricted stock at a price that is not less than 85% of the estimated fair value of the Company’s common stock as determined by the Board of Directors. Options granted under the 1997 Plan vest over periods up to four years and are exercisable over periods not exceeding ten years. As of March 31, 2007, the aggregate number of shares which may be awarded under the 1997 Plan is 12,983,000, with approximately 4,026,000 available for grant.

Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their terms.

Share-Based Compensation

The Company has adopted the fair value recognition provisions of FASB No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense includes options vesting for 1) share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB No. 123; 2) share-based payments granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB No. 123(R); and 3) shares issued under the ESPP after December 31, 2005, based on calculations of fair value which are similar to how stock option valuations are made. Because this transition method was selected, results of prior periods have not been restated.

All of the Company’s equity incentive plans are considered to be compensatory plans under FASB No. 123(R).

The Company recognized $1.1 million ($0.02 per share) and $1.3 million ($0.03 per share) in share-based compensation expense for its share-based awards during the three-month periods ended March 31, 2007 and 2006. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Research and development	$420	$872
Selling, general and administrative	641	429

	$1,061	$1,301

As of March 31, 2007, there was $5.8 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. This expense is expected to be recognized over a weighted-average period of 1.3 years as follows:

(in thousands)
Fiscal Year 2007 (April 1, 2007 to December 31, 2007)	$3,011
Fiscal Year 2008	2,272
Fiscal Year 2009	488
Fiscal Year 2010	29

$5,800

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,657	$11.60
Granted	31	$9.52
Exercised	(72)	$6.21
Cancelled	(42)	$10.77

Outstanding at March 31, 2007	3,574	$11.70	$1,069

Exercisable at March 31, 2007	3,134	$12.22	$741

The grant date fair value of options granted during the three months ended March 31, 2007 was $5.24 per share. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $0.2 million, or $3.41 per share.

A further detail of the options outstanding as of March 31, 2007 is set forth as follows (in thousands, except per share data):

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price Per Share	Options Exercisable	Weighted- Average Exercise Price Per Share
$ 0.42 – $8.32	918	6.5	$6.66	785	$6.88
$ 8.33 – $10.05	1,538	6.9	$9.50	1,258	$9.62
$10.12 – $26.98	902	4.7	$15.91	875	$16.05
$27.00 – $88.63	216	3.3	$31.27	216	$31.27

$ 0.42 – $88.63	3,574	6.0	$11.70	3,134	$12.22

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Nonvested awards outstanding at January 1, 2007	1,118	$6.31
Granted	100	$9.55
Vested	(339)	$6.32
Forfeited and cancelled	(39)	$6.18

Nonvested awards outstanding at March 31, 2007	840	$6.69

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issue to Syngenta a warrant to purchase 1,293,000 shares of common stock at $22 per share that is exercisable for ten years starting in 2008.

Common Stock Reserved for Future Issuance

At March 31, 2007, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Employee Stock Purchase Plan	90
Equity Incentive Plans	4,832
Warrants	1,293

6,215

6. Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. As of March 31, 2007, there were approximately 840,000 outstanding nonvested restricted shares. For purposes of the computation of net loss per share, these nonvested shares are considered contingently returnable shares under FASB No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these nonvested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Quarter Ended March 31,
	2007	2006
Weighted average shares outstanding during the period	48,371	46,298
Less: Weighted average nonvested restricted shares outstanding	(804)	(930)

Weighted average shares used in computing basic and diluted net loss per share	47,567	45,368

Net loss	$(10,318)	$(21,401)

Net loss per share, basic and diluted	$(0.22)	$(0.47)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants, and convertible debt from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

7. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive loss in its statements of stockholders’ equity.

The comprehensive loss consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Net loss	$(10,318)	$(21,401)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	41	43

Comprehensive loss	$(10,277)	$(21,358)

8. Convertible Notes Offering

In late March 2007, the Company completed an offering of $100 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds of approximately $95.6 million. In April 2007, the initial purchasers exercised in full their over-allotment option to purchase an additional $20 million aggregate Convertible Notes, generating additional net cash proceeds of approximately $19.3 million. The Convertible Notes are convertible, at the option of the holders, at any time prior to maturity, into shares of Diversa common stock at an initial conversion rate of 122.5490 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. On or after April 5, 2012, and subsequent to the Company having made at least 10 semi-annual interest payments, the Company is able to unilaterally redeem the debt at any time prior to maturity. The Company also must repay the debt, plus any accrued and unpaid interest, if there is a qualifying change in control or termination of trading of its common stock.

9. Contingencies

Class Action Shareholder Lawsuit

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

Valley Research, inc.

On September 22, 2006, the Company issued a letter to Valley which communicated the Company’s intent to exercise certain rights under the distribution agreement between the Company and Valley. Specifically, the Company stated that it terminated Valley’s exclusivity on the basis of certain minimum sales requirements not having been met as of August 24, 2006, as provided by the distribution agreement. Under the distribution agreement, Valley was previously the Company’s exclusive distributor in the United States for the Valley “Ultra-Thin” enzyme for ethanol and high fructose corn sweetener applications, subject to certain limitations, and subject to certain conditions required to be met for such exclusivity to be maintained. Pursuant to the distribution agreement, the termination was effective immediately upon Valley’s receipt of notice from the Company of its intention to terminate the Agreement.

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

Under the Agreement, Valley was previously Diversa’s exclusive distributor in the United States for the Valley “Ultra-Thin” enzyme for ethanol and high fructose corn sweetener applications, subject to certain limitations, and subject to certain conditions required to be met for such exclusivity to be maintained. On September 22, 2006, Diversa terminated Valley’s exclusivity on the basis of certain minimum sales requirements not having been met as of August 24, 2006, as provided by the Agreement. The term of the Agreement was set to expire on February 24, 2011. Diversa’s termination of the Agreement was based on, among other things, Valley’s failure to meet certain minimum purchase requirements for the Valley “Ultra-Thin” enzyme. Specifically, Valley failed to purchase a minimum of $2,600,000 worth of the Valley “Ultra-Thin” enzyme from Diversa within one year of the U.S. Food and Drug Administration’s Center for Veterinary Medicine’s approval of the Valley “Ultra-Thin” enzyme. Pursuant to the Agreement, the termination was effective immediately upon Valley’s receipt of notice from Diversa of its intention to terminate the Agreement.

In accordance with FASB No. 5, “Accounting for Contingencies” the Company believes any contingent losses related to this claim are not probable or estimable and therefore no amounts have been accrued in regards to this matter.

As of March 31, 2007 the Company’s deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at March 31, 2007, the Company had approximately $0.8 million in deferred cost of sales included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

Patent Interference Proceeding

On February 14, 2007, a patent interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to Diversa and a pending U.S. patent application owned by a third party with allowable claims directed to GeneReassembly. The third party seeks an entry of adverse judgment against Diversa. A schedule for the motion phase of the interference proceeding was discussed with the Administrative Patent Judge in April 2007. The Administrative Patent Judge granted Diversa’s request to treat two of its motions as threshold motions. The first is a motion for no interference in fact, and the second is a motion for unpatentability of Maxygen’s patent application due to lack of written description. Both of Diversa’s motions must be submitted to the Administrative Patent Judge by May 10, 2007 for consideration. In accordance with FASB No. 5 “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

The Company is also, from time to time, subject to legal proceedings and claims which arise in the normal course of business. In management’s opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

10. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through March 31, 2007 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at January 1, 2006	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(1,563)	(2,607)	(60)	(4,230)
Adjustments and revisions	1,003	—	—	1,003

Balance at December 31, 2006	$7,796	$—	$—	$7,796
Charged against accrual	(553)	—	—	(553)
Adjustments and revisions	83	—	—	83

Balance at March 31, 2007	$7,326	$—	$—	$7,326

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

11. Related Party Transactions

Syngenta AG

The Company has had an ongoing research collaboration with Syngenta, a greater-than 10% owner of the Company’s outstanding common stock since 1999.

The Company recognized revenue from Syngenta and its affiliates of $2.9 million and $4.4 million for the three months ended March 31, 2007, and 2006. Accounts receivable due from Syngenta were $0.4 million and $0.4 million, and deferred revenue associated with Syngenta was $3.0 million and $3.1 million, at March 31, 2007 and December 31, 2006.

In connection with the research collaboration with Syngenta, the Company recorded $49,000 and $94,500 in rental cost reimbursements from Syngenta during the three months ended March 31, 2007 and 2006, which was included as a reduction in rent expense.

12. Concentration of Business Risk

During the three months ended March 31, 2007 and 2006, the Company had collaborative research agreements that accounted for 42% and 67% of total revenue. Additionally, during the three months ended March 31, 2007 and 2006, one collaborator accounted for 26% and 47% of total revenue.

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and/or collaboration partners as a percentage of total revenue was as follows:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Customer A	26%	47%
Customer B	33%	14%

Accounts receivable from one significant customer comprised approximately 51% of accounts receivable at March 31, 2007. Accounts receivable from four significant customers comprised approximately 27%, 22%, 12%, and 11% of accounts receivable at December 31, 2006. Accounts receivable derived directly or indirectly from agencies of the U.S. Government comprised 13% and 19% of total accounts receivable at March 31, 2007 and December 31, 2006.

Revenue by geographic area was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2007	2006
North America	$4,392	$3,092
South America	—	465
Europe	6,691	5,953
Asia	225	—

	$11,308	$9,510

For the three-month periods ended March 31, 2007 and 2006, more than 75% of the Company’s product-related revenue was derived from one focus area, Health and Nutrition.

13. Impact of Recently Issued Accounting Standards

Income Taxes

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its balance sheets at December 31, 2006 and at March 31, 2007, and has recognized no interest and/or penalties in the statement of operations for the first quarter of 2007.

The Company is subject to taxation in the US and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had no net deferred tax assets on its balance sheet. Gross deferred tax assets are primarily composed of federal and state tax net operating loss carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s gross deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and R&D credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN No. 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

Fair Value Accounting

In February 2007, FASB issued FASB Statement No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 is effective for fiscal years beginning after November 15, 2007. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements related to our increased investments in commercialization efforts and technology and enzyme development, our future product-related revenues, our future losses and the timing for those losses, the benefits of our proposed merger with Celunol and the proposed timing for its closing, the use of the net proceeds from our convertible debt offering, our future grant revenue, research and development expenses, selling, general and administrative expenses, and capital expenditure requirements, and our estimated costs for building a commercial-scale cellulosic ethanol facility, all of which are prospective. Such statements are only predictions, and the actual events or results may differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, risks associated with our merger with Celunol and our ability to close the merger, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

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

For the three months ended March 31, 2007, total revenues increased 19% compared to the three months ended March 31, 2006, while product-related revenue increased 111% over the same period. We expect that product-related revenue will continue to represent a larger percentage of our total revenues in the future. Beginning in 2006, we began to de-emphasize grant revenue and certain collaborations that are not strategic to our current market focus; however, certain of our partners and funding sources have ongoing obligations to fund our programs, and we have ongoing obligations to provide research and development services under our current agreements. As of March 31, 2007 our strategic partners have provided us with more than $275 million in funding since inception and are committed to additional funding of more than $20 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2007, we had deferred revenue totaling $5.9 million, of which $4.6 million was related to funding from collaborative partners, and $1.3 million was related to product sales, including approximately $1.1 million attributed to sales to Valley Research, inc., or Valley, a former distributor for certain of the Company’s products. As more fully described in Note 9 to Condensed Consolidated Financial Statements, “Contingencies,” we are currently in a legal dispute with Valley and, accordingly, there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at March 31, 2007, we had approximately $0.8 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

We have incurred net losses since our inception. As of March 31, 2007, our accumulated deficit, including $45.7 million in non-cash asset impairment charges in 2005 and $12.0 million in restructuring charges in 2006, was $339.8 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses through at least 2010 as a result of:

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

Our prior collaboration agreement with Syngenta was a seven-year agreement that started in early 2003. It was a broad research and product development collaboration in which our companies worked on various exclusive projects together across a multitude of fields. The prior agreement provided for a minimum of $118 million of research funding over the seven year research period, of which approximately $83 million was received through termination of the agreement. The agreement led to product candidates for the production of biofuels such as ethanol from corn, and enzymes to improve the digestibility and reduce the environmental impact of phosphorus and other nutrients naturally contained in animal feed. However, the prior agreement covered significantly more exclusive fields and applications than were ultimately being taken to the marketplace.

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

As a result of the restructuring of our Syngenta agreement, our minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million over the next 3 years, with $12.0 million of this reduction occurring in 2007. Accordingly, we expect to incur an increased loss in 2007, before consideration of restructuring charges, as compared to 2006.

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

We believe that the combined company will be the first within the cellulosic ethanol industry to possess integrated end-to-end capabilities in pre-treatment, novel enzyme development, fermentation, engineering, and project development. It will seek to build a global enterprise as a leading producer of cellulosic ethanol and as a strategic partner in bio-refineries around the world. At the same time, we will continue to pursue broad market opportunities for specialty industrial enzymes within the areas of alternative fuels, specialty industrial processes, and health and nutrition, with a primary focus on enzymes for the production of biofuels. The combined company will be headquartered in Cambridge, Massachusetts and have research and operations facilities in San Diego, California; Jennings, Louisiana; and Gainesville, Florida. Substantial capital and cash will be required to execute the combined business plan.

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

Under the terms of the merger agreement, upon completion of the merger, and subject to certain adjustments, Celunol’s security holders will receive an aggregate of 15 million shares of stock in Diversa, collectively representing approximately 24% of the fully diluted equity of the combined organization following the completion of the merger. In conjunction with the merger, we are committed to fund up to $20 million in cash to fund Celunol’s operations through the close of the merger, subject to the terms of a promissory note. As of March 31, 2007 we had funded $8.5 million under this agreement.

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

We filed an amended registration statement on Form S-4 on May 8, 2007 in connection with the proposed merger. Information relating to Celunol, Celunol’s business and the merger are set forth in more detail in that registration statement, and is not part of this Quarterly Report on Form 10-Q. The description of Diversa and our business in this Form 10-Q, except for specific references to the contrary, describe Diversa as a stand-alone entity and not assuming the combined business of Diversa and Celunol. We can not assure you that the merger will be completed.

Completion of Convertible Notes Offering

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph in their report on our 2006 financial statements related to the uncertainty in our ability to continue as a going concern. At that time, we had insufficient cash and working capital to effect the merger with Celunol and the combined business plan as contemplated. In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds of approximately $114.9 million. The Convertible Notes are convertible, at the option of the holders, at any time prior to maturity, into shares of our common stock at an initial conversion rate of 122.5490 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. On or after April 5, 2012, and subsequent to us having made at least 10 semi-annual interest payments, we are able to unilaterally redeem the debt at any time prior to maturity. We also must repay the debt, plus any accrued and unpaid interest, if there is a qualifying change in control or termination of trading of our common stock.

We intend to use the net proceeds of this offering for continued expansion of our biofuels business, continued investment in product development and commercialization efforts in our specialty enzyme business, and for general corporate purposes, including working capital. Though this offering is not contingent upon our pending merger with Celunol Corp. (the “Merger”), if the Merger is successfully consummated, we intend to use a portion of the net proceeds from this offering to fund the operations of the combined company, including the planned construction of a demonstration-scale ethanol facility.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues

Revenues increased 19%, or $1.8 million, to $11.3 million for the three months ended March 31, 2007 from $9.5 million for the three months ended March 31, 2006, attributed primarily to a an increase in product-related revenue, offset in part by a decrease in collaborative and grant revenue.

Product-related revenue for the three months ended March 31, 2007 increased 111% to $5.4 million from $2.5 million for the three months ended March 31, 2006. This increase was attributable primarily to increased revenue associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco, as well as increased sales from our other commercial enzyme products, including Quantum phytase and Luminase™ PB-100. In September 2006, the EU Commission granted permanent authorization for the use of Phyzyme XP in broiler poultry feed in Europe, which we expect will positively impact sales of Phyzyme XP in 2007.

During 2006 and the first quarter of 2007, we shipped a total of approximately $1.1 million in Valley “Ultra-Thin” enzyme to our U.S. distributor, Valley Research, inc., or Valley. We have deferred revenue on our 2006 and 2007 sales of this product to Valley, as we do not yet believe that, given our limited commercial experience with this product and Valley, all criteria for recognizing revenue related to our sales to Valley have been met. As more fully described in Item 1 of Part II of this Quarterly Report on Form 10-Q—Legal Proceedings, and in the Notes to Condensed Consolidated Financial Statements, we are currently in a legal dispute with Valley over alleged breach of contract, and do not expect significant revenue to result from this distribution agreement. Instead, we plan to market this product under the Fuelzyme™-LF brand through our direct salesforce or other distributors. On March 7, 2007, we issued a letter to Valley terminating our distribution agreement with Valley, effective immediately, on the basis of Valley’s not having met certain minimum purchase requirements. As of March 31, 2007 our deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at March 31, 2007, we had approximately $0.8 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

Collaborative revenue decreased 25%, or $1.6 million, to $4.7 million from $6.3 million and accounted for 42% and 67% of total revenue for the three month periods ended March 31, 2007 and 2006. This decrease is primarily a result of the restructuring of our Syngenta collaboration, as well as continued de-emphasis of certain collaborations that are not core to our current focus, in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will decrease in 2007 as compared to 2006, primarily related to our new agreement with Syngenta, pursuant to which our minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million over the next three years, with $12.0 million of this reduction occurring in 2007.

Grant revenue increased 88%, or $0.6 million, to $1.2 million for the three months ended March 31, 2007 as compared to $0.6 million for the three months ended March 31, 2006. This increase is attributed primarily to a delay in funding for one of our grants during the first quarter of 2006. Since late 2005, we have continued to de-emphasize grants and government contracts that are not core to our strategic focus. We do not expect our grant revenue to return to the levels we achieved in 2005 and 2004.

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

Cost of Product-Related Revenue

Cost of product-related revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product-related revenues. Excluded from cost of product-related revenue are costs associated with the scale-up of manufacturing processes for new products which have not reached commercial-scale production volumes, which we include in our research and development expenses. For the three months ended March 31, 2007, cost of product-related revenue increased $2.7 million, or 125%, to $4.9 million compared to $2.2 million for the three months ended March 31, 2006. This increase resulted primarily from the increase in our fixed manufacturing costs under our contract with Fermic, S.A., or Fermic, our manufacturing partner in Mexico City, as well as the increase in product-related revenues. We generated gross margin of approximately 9% during the first quarter of 2007 despite an increase in fixed costs over the prior year. This compares to a gross margin of 14% in the first quarter of 2006. This is primarily the result of a decrease in our profit share from Danisco. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at cost and then share 50% of Danisco’s profit when the product is sold to the end user. The decrease in gross margin for the quarter is primarily the result of increased sales of zero gross margin inventory to Danisco and one-time marketing roll-out expenses for the new thermally-stable formulation of Phyzyme XP, as well as costs related to ramped-up sales efforts of Phyzyme in Europe following the recent expanded approval within the European Union. We expect both our revenue and gross margins for the remainder of 2007 to be positively impacted by both of these new market initiatives, as well as our recent success in further reducing manufacturing cost of the active intermediate supplied to Danisco for these formulations.

We also expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales for our other products, as well as cost efficiencies we expect to achieve as we scale up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product-related revenues increase; however, our margins may be negatively impacted in the future if our product-related revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, during the quarter ending September 30, 2006, we expanded our manufacturing capabilities at Fermic, which increased our fixed manufacturing costs by approximately $0.7 million per quarter, and we are committed to further expand our manufacturing capabilities in the second quarter of 2007, which will increase our fixed manufacturing costs by an additional $0.7 million per quarter. In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product.

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

For the three months ended March 31, 2007, we estimate that approximately 63% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 37% were spent on internal product and technology development. For the three months ended March 31, 2006, we estimate that approximately 61% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 39% were spent on internal product and technology development.

Research and development direct costs and unallocated costs incurred by type of project during quarters ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Collaborations:
Syngenta	$804	$1,113
Other	1,694	1,515

Total collaborations	2,498	2,628
Grants	412	290
Internal development	1,724	1,668
Unallocated	8,238	9,475

	$12,872	$14,061

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

We estimate that our allocation of internal research and development direct costs during the quarters ended March 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Early-stage product development	$332	$49
Mid-stage product development	77	126
Late-stage product development	1,055	739
R&D support activities	260	754

	$1,724	$1,668

The increase in our internal development costs was largely the result of the decrease in funding from Syngenta. We have re-deployed these resources into internal development projects, primarily within biofuels. Our allocation of research and development resources varies from period to period and is largely dependent upon resources we have available over and above what is funded by our partners; however, we believe that our internal development projects are benefited to some extent by work we perform under our funded collaborative agreements.

Research and development costs based upon type of cost incurred for the quarters ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Personnel related	$4,634	$4,586
Laboratory and supplies	1,190	1,542
Outside services	2,783	1,474
Equipment and depreciation	1,526	1,923
Facilities, overhead and other	2,189	3,183
Scale-up manufacturing costs	130	481
Share-based compensation	420	872

	$12,872	$14,061

Our research and development expenses decreased $1.2 million to $12.9 million (including share-based compensation of $0.4 million) for the three months ended March 31, 2007 from $14.1 million (including share-based compensation of $0.9 million) for the quarter ended March 31, 2006. Our facilities and overhead costs decreased by $1.0 million, primarily related to our strategic reorganization in January 2006, and our laboratories and supplies costs decreased $0.5 million, related primarily to continued cost control initiatives. These decreases were offset in large part by an increase in outside services, related primarily to third-party costs incurred under our grants, reflective of the corresponding increase in our grant revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained level at $4.0 million (including share-based compensation of $0.6 million) for the quarter ended March 31, 2007, as compared to $3.9 million (including share-based compensation of $0.4 million) for the quarter ended March 31, 2006. We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue. We also expect that our selling, general and administrative expenses will increase significantly to support the combined company if the pending merger with Celunol is completed.

Non-Cash, Share-Based Compensation Charges

Pursuant to Financial Accounting Standards Board Statement, or FASB, No. 123(R), “Share-Based Payment,” we recognized $1.1 million, or $0.02 per share, and $1.3 million, or $0.03 per share, in share-based compensation expense for our share-based awards during the first three months of 2007 and 2006. Share-based compensation expense was allocated among the following expense categories (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Research and development	$420	$872
Selling, general and administrative	641	429

	$1,061	$1,301

These charges had no impact on our reported cash flows.

Restructuring Charges

In connection with the decision to reorganize and refocus our resources, in January 2006, we commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of our facilities. We recorded charges of $11.0 million in the first quarter of 2006 related to these activities, under the provisions set forth by FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2006, we completed the employee termination activities under this restructuring and do not anticipate further payments or expenses related to employee separation under this program. The facility consolidation costs are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. We recorded $0.1 million of additional charges during the quarter ended March 31, 2007, reflecting revisions in our estimates for our remaining net facilities consolidation costs. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest and other income, net

Interest Income, net

Interest income on cash and short-term investments was $0.2 million for the quarter ended March 31, 2007 compared to $0.2 million for the quarter ended March 31, 2006, reflective of higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2006 to 2007, and offset by a decrease in cash and investment balances during 2006.

Provision for Income Taxes

For the years ended December 31, 2006 and 2005, we incurred net operating losses and, accordingly, did not record a provision for income taxes. As of December 31, 2006, we had federal net operating loss carry-forwards of approximately $233.5 million, which will begin to expire in 2011 unless utilized. Our estimated net operating loss carry-forwards for state tax purposes were approximately $48.0 million as of December 31, 2006, which began to expire in 2007 unless utilized. We also had estimated federal research credits of approximately $5.2 million which will begin to expire in 2011, California research credits of approximately $4.0 million which will carry over indefinitely, and California manufacturer’s investment credits of approximately $0.7 million which will begin to expire in 2010. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating loss carry-forwards and credits. We anticipate that we may be subject to limitations pursuant to Section 382 if our pending merger with Celunol is completed.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Pursuant to the adoption of FIN 48, our net operating loss carryforwards and other credits may be subject to revision. We are currently assessing the impact of FIN 48 on our tax positions.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, and our convertible debt issuance. As of March 31, 2007, our strategic partners have provided us more than $275 million in funding since inception and are also committed to additional funding of more than $20 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Future committed funding is subject to our performance under existing agreements, and excludes milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As more fully described in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph in their report on our 2006 financial statements related to the uncertainty in our ability to continue as a going concern. At that time, we had insufficient cash and working capital to effect the merger with Celunol and the combined business plan as contemplated. In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds of approximately $114.9 million. The Convertible Notes are convertible by holders into shares of our common stock at an initial conversion rate of 122.5490 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share.

As of March 31, 2007, we had cash, cash equivalents, and short-term investments of approximately $125.5 million and raised additional net proceeds of approximately $19.3 million in April 2007 from the exercise of the underwriters’ overallotment option in our convertible debt issuance. Our short-term investments as of such date consisted primarily of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four year period. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of March 31, 2007, under this agreement we have made minimum commitments to Fermic of approximately $24.9 million over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products. Through March 31, 2007, we had incurred costs of approximately $14.4 million for equipment related to this agreement.

We purchased capital equipment totaling $1.2 million during the first quarter of 2007. We anticipate the cost of capital equipment required to support the ongoing needs of our existing research could be as much as $8.0 million for 2007. We also expect that our capital expenditure requirements will increase as we begin to implement our vertical integration strategy within biofuels, and particularly if our pending merger with Celunol is completed.

Our operating activities used cash of $12.1 million for the quarter ended March 31, 2007. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $10.3 million, as well as $2.2 million in merger-related costs. This cash usage was offset in part by depreciation of $2.2 million and non-cash share-based and compensation charges of $1.1 million.

Our investing activities used cash of $4.7 million for the quarter ended March 31, 2007. Our investing activities consisted primarily of advances of $8.5 million made to Celunol in connection with our merger agreement and purchases of property and equipment of $1.2 million, partially offset by cash generated through net maturities of short-term investments of $5.0 million to fund operations.

Our financing activities generated net cash of $95.3 million for the quarter ended March 31, 2007, consisting primarily of net proceeds from our convertible notes offering

The following table summarizes our contractual obligations at March 31, 2007 (in thousands), excluding our obligation to fund Celunol up to an additional $11.5 million in connection with our proposed merger:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt	$7,947	$3,972	$3,887	$88	$—
Operating leases	50,543	3,634	10,165	10,877	25,867
Manufacturing costs to Fermic	24,885	9,698	15,187	—	—
License and research agreements	2,031	540	731	290	470

Total Contractual Obligations	$85,406	$17,844	$29,970	$11,255	$26,337

We do not have any off-balance sheet arrangements that would give rise to additional contractual obligations as of March 31, 2007.

During 2007, we anticipate funding as much as $3.0 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (8.25% at March 31, 2007) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

At March 31, 2007, there was approximately $3.5 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $4.7 million under the Letter of Credit Sublimit, as required under the our facilities leases.

The Bank Agreement contains standard affirmative and negative covenants and restrictions on actions by us including, but not limited to, activity related to our common stock repurchases, liens, investments, indebtedness, and fundamental changes in, or dispositions of, our assets. We may take certain of these actions with the consent of the Bank. In addition, we are required to meet certain financial covenants, primarily a minimum balance of unrestricted cash, cash equivalents, and investments in marketable securities of $25.0 million, including $15.0 million maintained in accounts at the Bank or its affiliates.

As of March 31, 2007, we were in compliance with all debt covenants under our various financing agreements;

As previously described, in February 2007, our Board of Directors approved a merger transaction with Celunol. In connection with our proposed merger, we are committed to funding Celunol up to $20 million in cash prior to the close of the transaction, subject to the terms and conditions of a promissory note. Through March 31, 2007, we had funded Celunol $8.5 million under this agreement. In addition, substantial cash requirements will be necessary to execute the combined business plan subsequent to the closing, which is expected by the end of the second quarter of 2007. Following the closing of our convertible notes offering in late March 2007 and early April 2007, we believe our cash and investments are sufficient to meet the operating needs of the combined company through at least 2008.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2006, we had $128.9 million in gross deferred tax assets, which were fully offset by a valuation allowance.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Pursuant to the adoption of FIN 48, our net operating loss carryforwards and other credits may be subject to revision. We are currently assessing the impact of FIN 48 on our tax positions.

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

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have had an immaterial impact on the fair value of our interest sensitive financial instruments at March 31, 2007 and

December 31, 2006. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

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

On September 22, 2006, we issued a letter to Valley communicating our intent to terminate Valley’s exclusive distributorship for Ultra-Thin enzyme on the basis of Valley’s not having met certain minimum sales requirements. On December 7, 2006, Valley filed a civil complaint in San Diego Superior Court against us, alleging breach of contract. In the complaint, Valley alleges that the Valley “Ultra-Thin”™ product was unstable and performed poorly, which caused Valley to be unable to satisfy certain contractual requirements. In the complaint, Valley seeks money damages for our alleged breach of contract, and potentially for additional damages for termination of Valley’s exclusivity. We believe that the claims made by Valley have no merit, and we intend to defend ourselves vigorously. We filed an answer and cross complaint in January 2007 responding to the charges and asserting certain other charges against Valley. On March 7, 2007, we issued a letter to Valley terminating our distribution agreement with Valley, effective immediately, on the basis of Valley’s not having met certain minimum purchase requirements.

On February 14, 2007, a patent interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by Maxygen, Inc. with allowable claims directed to GeneReassembly. Maxygen seeks an entry of adverse judgment against us. A schedule for the motion phase of the interference proceeding was discussed with the Administrative Patent Judge in April 2007. The Administrative Patent Judge granted our request to treat two of our motions as threshold motions. The first is a motion for no interference in fact, and the second is a motion for unpatentability of Maxygen’s patent application due to lack of written description. Both of our motions must be submitted to the Administrative Patent Judge by May 10, 2007 for consideration.

We are also, from time to time, subject to legal proceedings and claims which arise in the normal course of business. In our opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report on Form 10-Q. You should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of these risk factors could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our common stock.

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2006.

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

We have incurred net losses since our inception, including a net loss of approximately $10.3 million for the quarter ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of approximately $339.8 million. Through March 31, 2007, our losses were attributable to our specialty enzymes business. We expect to continue to incur additional losses in 2007 and 2008 in our specialty enzymes business as we continue to develop specialty enzyme products, and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. Beginning in mid-2007, we expect to begin to incur additional losses as we pursue our vertical integration strategy within biofuels.

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

*	We recently sold an aggregate $120 million of our 5.50% Convertible Senior Notes due 2027, or the Notes, and may not have the ability to raise the funds to pay interest on the Notes or to purchase the Notes on required purchase dates or upon a fundamental change.

        In March 2007, we completed the sale of $120 million of Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the Notes may require us to purchase, for cash, all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a “fundamental change”, which is defined in the indenture related to the Notes, occurs, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Notes an event of default under the agreements. If we fail to pay interest on the Notes or to purchase or repurchase the Notes when required, we will be in default under the indenture for the Notes.

*Our increased leverage as a result of its issuance of the Notes may harm our financial condition and results of operations.

As adjusted to include the sale of the Notes, our total consolidated long-term debt as of March 31, 2007 would have been approximately $123.7 million and would have represented approximately 46% of our total capitalization as of that date. In addition, the indenture for the Notes does not restrict our ability to incur additional indebtedness.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the Notes and our other outstanding debt;

•

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

We may not be able to successfully integrate Celunol Corp. or any businesses, assets, products, technologies, or personnel that we might acquire in the future without a significant expenditure of operating, financial, and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our current and/or prospective collaborative partners and/or customers. Any of these adverse consequences could harm our business.

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

The ethanol production and marketing industry is extremely competitive. In addition to cellulosic ethanol producers using different technology platforms, our competitors will be grain ethanol producers, as well as other providers of alternative and renewable fuels. Significant competitors in the grain ethanol production and marketing industry include Archer Daniels Midland Company, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc. Many companies are engaged in research and development activities in the emerging cellulosic ethanol industry, and companies with announced pilot plant and/or demonstration plant development activities in the cellulosic ethanol space include Abengoa Bioenergy Corp., BlueFire, Genencor, Iogen Corporation, Losonoco, Mascoma, Range Fuels, and Xethanol. Larger industrial companies with announced cellulosic strategies include Archer Daniels Midland, DONG Energy (Elsam), DuPont/Broin, Tate & Lyle, and Novozymes. Cellulosic gasification technologies are being pursued by companies including ClearFuels and BRI-Infinium. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of ethanol from cellulosic biomass or other feedstocks, such as municipal or construction waste, production of cellulosic ethanol or other fuels employing different steps within the production process, such as acid hydrolysis and/or gasification, and/or the production of other alternative fuels or biofuels, such as biobutanol. Some of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and prevent us from achieving any market share, sales and/or profitability, adversely affect our results of operations and financial position.

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

Our intellectual property rights may be challenged by others. In February 2007, an interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by another company with allowable claims directed to GeneReassembly. A schedule for the motion phase of the interference proceeding was discussed with the Administrative Patent Judge in April 2007. The Administrative Patent Judge granted our request to treat two of our motions as threshold motions. The first is a motion for no interference in fact, and the second is a motion for unpatentability of Maxygen’s patent application due to lack of written description. Both of our motions must be submitted to the Administrative Patent Judge by May 10, 2007 for consideration. Other than this interference proceeding, we are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management, and scientific staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives or our stock price could decline. In connection with our proposed merger with Celunol, Edward T. Shonsey, our Chief Executive Officer, Anthony E. Altig, our Vice President, Finance, Chief Financial Officer and Secretary, and R. Patrick Simms, our Senior Vice President, Operations, are each expected to resign from their positions as executive officers of ours. Messrs. Shonsey, Altig, and Simms have had significant roles in the development and expansion of our specialty enzymes business. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area, or due to competition for, or availability of, personnel with the qualifications or experience necessary for our biofuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our collaborative partners in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, and engineers. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

We cannot control our collaborative partners’ performance or the resources they devote to our programs. We may not always agree with our partners nor will we have control of our partners’ activities on behalf of any alliance. The performance of our programs may be adversely affected and programs may be delayed or terminated or we may have to use funds, personnel, equipment, facilities and other resources that we have not budgeted to undertake certain activities on our own as a result of these disagreements. Performance issues, program delays or termination or unbudgeted use of our resources may materially adversely affect our business and financial condition.

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

Risks Specific to Our Specialty Enzymes Business

*We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our specialty enzyme products and achieving or sustaining profitability.

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements relating to our specialty enzymes business with Syngenta AG, BASF, Bayer Animal Health, Bunge Oils, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, and Xoma. For the quarter ended March 31, 2007, approximately 26% of our revenue was from Syngenta. While we expect our product-related revenue to continue to account for a greater proportion of our total revenue, we expect that a significant portion of our 2007 revenue in our specialty enzymes business will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential specialty enzyme products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize specialty enzyme products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered specialty enzyme products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop specialty enzyme products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these specialty enzyme products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our specialty enzyme products, grow our specialty enzyme business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

•	Our ability to successfully satisfy all pertinent regulatory requirements;

•	Our ability to successfully commercialize products or processes developed independently and the demand for such products or processes;

•	General and industry specific economic conditions, which may affect our, and our collaborative partners’, research and development expenditures.; and

•	Increased expenses related to the implementation of our vertical integration strategy within biofuels.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 47% of our outstanding common stock as of March 31, 2007. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of March 31, 2007, Syngenta and its affiliates controlled approximately 16.4% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of March 31, 2007, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 16.4% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market could adversely affect the market price of our stock.

Risks Related to Our Merger with Celunol Corp.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the proposed transaction.

Completion of the proposed merger with Celunol, or the Merger, is conditioned upon, among other things, the receipt of all consents and approvals of all governmental authorities required for consummation of the proposed transaction. The requirement for these approvals could delay or prevent the completion of the proposed transaction. Moreover, notwithstanding the expiration of the waiting period under the HSR Act, the FTC, the DOJ, a state or private person or entity could seek, under U.S. federal or state antitrust laws, among other things, to enjoin or rescind the proposed transaction. It cannot be assumed that these consents and approvals will be obtained, or that their terms, conditions and timing will not be detrimental to us or Celunol.

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

*The combined company may continue to incur losses for the foreseeable future, and might never achieve profitability.

We have incurred net losses since our inception, including a net loss of approximately $10.3 million for the quarter ended March 31, 2007. As of December 31, 2006, we had an accumulated deficit of approximately $339.8 million. Through 2006, our losses were attributable to our specialty enzymes business. We expect to continue to incur additional losses over the next few years as we pursue our specialty enzymes business, continue to develop independent products and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. Beginning in 2007, we expect to begin to incur additional losses as we pursue our vertical integration strategy within biofuels. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from collaborations and grants related to our specialty enzymes business, and we expect that a significant portion of our revenue for 2007 will result from the same sources.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 28, 2007, we issued $100 million aggregate principal amount of 5.5% convertible senior notes due April 1, 2027 in a private placement. The notes are convertible into our common stock at a conversion rate of 122.5490 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $8.16 per share.

We sold the notes to UBS Securities LLC, Jefferies & Company, Inc., Conaccord Adams Inc. and Cantor Fitzgerald & Co. in reliance upon the private placement exemption afforded by Section 4 (2) of the Securities Act of 1933, as amended. The initial purchasers offered and sold the notes to “qualified institutional buyers” under Rule 144A of the Securities Act of 1933, as amended. We have agreed to file a registration statement under the Securities Act to permit registered resale of the notes and of the common stock issuable upon their conversion.

The aggregate offering price of the notes was $100 million, 100% of the principal amount thereof. The initial purchasers’ discount in connection with the offering was $3.4 million of 3.4% of the principal amount of the notes.

The initial purchasers subsequently exercised an over-allotment option that entitled them to purchase, and for us to issue, an additional $20 million aggregate principal amount of the notes. We issued those notes to the initial purchasers on identical terms as described above in early April 2007.

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through March 31, 2007, approximately $19 million of the net proceeds had been used to purchase property and equipment and approximately $127 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization among Diversa Corporation, Concord Merger Sub, Inc., Celunol Corp. and William Lese, as the representative of the stockholders of Celunol dated as of February 12, 2007(5)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of March 22, 2007, by and among Diversa Corporation, Concord Merger Sub, Inc., Celunol Corp. and William Lese (8)

2.3	Form of Voting Agreement between Diversa Corporation and certain stockholders of Celunol Corp. (5)

2.4	Form of Voting Agreement between Diversa Corporation and certain stockholders of Diversa Corporation. (5)

2.5	Form of Lock-Up Agreement between Diversa Corporation and certain of its stockholders. (5)

2.6	Form of Lock-Up Agreement between Diversa Corporation and certain stockholders of Celunol Corp. (5)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

3.4	Amendment to Bylaws of Diversa Corporation (8)

4.1	Form of Common Stock Certificate of the Company.(2)

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	First Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	Second Amendment to Rights Agreement by and between Diversa Corporation and American Stock Transfer and Trust Company, as Rights Agent dated as of February 12, 2007. (5)

4.5	The Company’s Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.6	Warrant issued by Diversa Corporation to Syngenta Participations AG. (2)

4.7	Registration Rights Agreement among Diversa Corporation, Syngenta Participations AG and Torrey Mesa Research Institute dated as of December 3, 2002. (2)

4.8†	Registration Rights Agreement by and between Diversa Corporation and Glaxo Group Limited dated as of July 18, 2003. (10)

4.9	Indenture, dated March 28, 2007, between Diversa Corporation and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027. (9)

4.10	Registration Rights Agreement, dated March 28, 2007, among Diversa Corporation and the Initial Purchasers identified therein. (9)

10.1*	Transitional Employment Agreement, dated February 11, 2007, between Diversa Corporation and Edward T. Shonsey. (7)

10.2*	Transitional Employment Agreement, dated February 11, 2007, between Diversa Corporation and Anthony E. Altig. (7)

10.3	Promissory Note, dated February 12, 2007, by Celunol Corp. for the benefit of Diversa Corporation. (5)

10.5	Offer Letter, dated February 12, 2007, by Diversa Corporation and Carlos A. Riva. (5)

10.6	Purchase Agreement, dated March 22, 2007, among Diversa Corporation and the Initial Purchasers identified therein. (9)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-92853) originally filed with the Securities and Exchange Commission on December 21, 1999, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference
(5)	Filed as an exhibit to Diversa Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to Diversa Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Diversa Corporation’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.
(8)	Filed as an exhibit to Diversa Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2007 and incorporated herein by reference.
(9)	Filed as an exhibit to Diversa Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSA CORPORATION

Date: May 10, 2007	/s/ Anthony E. Altig
Anthony E. Altig Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)