Form 10-Q
period 2007-06-30
VERENIUM CORP
filed 2007-08-09
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-29173

VERENIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3297375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Cambridge Parkway, Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code (617) 674-5300)

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2007 was 62,709,240.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$115,890	$38,541
Short-term investments	2,549	13,371
Accounts receivable, net (including $1,024 and $418 from a related party at June 30, 2007 and December 31, 2006)	9,138	8,646
Inventories, net	5,034	4,098
Prepaid expenses and other current assets	3,790	2,378

Total current assets	136,401	67,034
Property and equipment, net	39,347	12,418
Goodwill	110,096	—
Other assets	6,060	453

Total assets	$291,904	$79,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,468	$5,192
Accrued liabilities	14,088	8,876
Restructuring reserve, current portion	1,783	1,908
Deferred revenue, current portion (including $2,601 and $2,906 from a related party at June 30, 2007 and December 31, 2006)	5,071	5,395
Notes payable, current portion	3,736	5,223

Total current liabilities	34,146	26,594
5 1/2% convertible senior notes	120,000	—
Notes payable, less current portion	2,298	3,724
Deferred revenue, less current portion (including $100 and $200 from a related party at June 30, 2007 and December 31, 2006)	392	783
Restructuring reserve, less current portion	4,955	5,888
Other	1,117	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock—$0.001 par value; 170,000 and 90,000 shares authorized, 62,709 and 48,235 shares issued and outstanding, at June 30, 2007 and December 31, 2006	63	48
Additional paid-in capital	523,936	372,415
Accumulated deficit	(395,004)	(329,486)
Accumulated other comprehensive income (loss)	1	(61)

Total stockholders’ equity	128,996	42,916

Total liabilities and stockholders’ equity	$291,904	$79,905

Note: The balance sheet data at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues (including related-party revenues of $3,174 and $5,131 for the three months ended June 30, 2007 and 2006; $6,190 and $9,570 for the six months ended June 30, 2007 and 2006):
Product-related revenue	$6,044	$3,341	$11,396	$5,876
Collaborative revenue	4,392	6,625	9,127	12,949
Grant revenue	698	632	1,919	1,283

Total revenues	11,134	10,598	22,442	20,108

Expenses:
Cost of product-related revenue	4,246	2,820	9,138	5,002
Research and development	12,256	12,453	25,128	26,514
Selling, general and administrative	6,837	3,679	10,851	7,550
Acquired in-process research and development	42,400	—	42,400	—
Restructuring expenses	(25)	(266)	58	10,757

Total operating expenses	65,714	18,686	87,575	49,823

Loss from operations	(54,580)	(8,088)	(65,133)	(29,715)
Interest and other income (expense), net	(620)	316	(385)	542

Net loss	$(55,200)	$(7,772)	$(65,518)	$(29,173)

Basic and diluted net loss per share	$(1.13)	$(0.17)	$(1.36)	$(0.64)

Weighted average shares used in computing basic and diluted net loss per share	48,988	46,370	48,209	45,895

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(65,518)	$(29,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	42,400	—
Depreciation and amortization	4,134	4,752
Share-based compensation	3,325	2,695
Non-cash restructuring charges	—	226
Unrealized gain/loss	(62)	37
Changes in operating assets and liabilities:
Accounts receivable	(292)	1,857
Other assets	(1,294)	(112)
Accounts payable and accrued expenses	3,001	(1,292)
Restructuring liabilities	(1,058)	7,557
Deferred revenue	(715)	2,281

Net cash used in operating activities	(16,079)	(11,172)

Investing activities:
Purchases of short-term investments	(129,129)	(215,875)
Sales and maturities of short-term investments	140,013	224,499
Purchases of property and equipment, net	(4,501)	(2,072)
Cash acquired in merger with Celunol Corp., net of transaction costs paid.	1,279	—
Advances made to Celunol Corp.	(27,500)	—

Net cash (used in) provided by investing activities	(19,838)	6,552

Financing activities:
Proceeds from issuance of convertible notes, net of issuance costs of $4,856	115,144	—
Proceeds from sale of common stock	1,201	8,551
Principal payments on debt obligations	(3,079)	(3,636)
Advances under notes payable	—	2,195

Net cash provided by financing activities	113,266	7,110

Net increase in cash and cash equivalents	77,349	2,490
Cash and cash equivalents at beginning of period	38,541	43,859

Cash and cash equivalents at end of period	$115,890	$46,349

Supplemental disclosure of non-cash operating and financing activities:
Value of common shares issued in connection with the Celunol merger	$142,900	$—

Fair value of warrants and options issued in connection with the Celunol merger	$4,110	$—

Common stock issued to settle employee bonus liabilities	$—	$620

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

The Company

Verenium Corporation (“Verenium” or the “Company”), formerly known as Diversa Corporation, was incorporated in Delaware in 1992. The Company operates two business units. Its specialty enzymes business unit develops customized enzymes for use within the alternative fuels, industrial, and health and nutrition markets to enable higher throughput, lower costs, and improved environmental outcomes. Its biofuels business unit is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol from cellulosic biomass.

As more fully described in Note 7, “Merger Transaction,” in June 2007, the Company completed a merger with Celunol Corp. (“Celunol”), a Delaware corporation that is directing its integrated technologies to the production of low-cost cellulosic ethanol from an array of biomass sources. Following the merger, Diversa was renamed Verenium Corporation, and Celunol was renamed Verenium Biofuels Corporation, which operates as a wholly-owned subsidiary of Verenium Corporation.

As more fully described in Note 8, “Convertible Notes Offering”, in March and April 2007, the Company completed a convertible debt offering, which generated net cash proceeds of approximately $115.1 million.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation (formerly Celunol Corp.), since its acquisition effective June 20, 2007. All intercompany accounts have been eliminated in consolidation.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007 and March 20, 2007.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related footnotes. Actual results could differ from those estimates.

3. Goodwill

The Company records goodwill and other intangible assets in accordance to Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different acceptable generally accepted valuation methods to estimate the value of intangible assets acquired, the Company uses the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect the Company’s net operating results.

SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges.

As of June 30, 2007, the Company recorded $110.1 million of goodwill on its balance sheet, resulting from its recent merger with Celunol Corp., as more fully described in Note 7, “Merger Transaction.”

4. Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

Under SAB No. 104, revenue is recognized when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met.

Product-Related Revenue

The Company recognizes product-related revenue at the time of shipment to the customer provided all other revenue recognition criteria have been met. The Company recognizes revenue on product sales through third-party distribution agreements, if the distributor has a right of return, in accordance with the provisions set forth in SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under SFAS No. 48, the Company recognizes product revenues upon shipment to distributors, provided that (i) the price is substantially fixed and determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes product-related profit-sharing revenue during the quarter in which such revenue is earned, based on calculations provided by the Company’s profit-sharing partner. Profit-sharing revenue is included in product-related revenue in the statement of operations.

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

Revenue Arrangements with Multiple Deliverables

The Company sometimes enters into revenue arrangements that contain multiple deliverables. The Company recognizes revenue from such arrangements entered into subsequent to June 30, 2003 in accordance with EITF No. 00-21, which addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

Deferred Revenue

As of June 30, 2007, the Company had $5.5 million in deferred revenue, of which $4.1 million was related to funding from collaborative partners, and $1.4 million was related to product sales, including approximately $1.1 million attributable to sales to Valley Research, inc. (“Valley”), a former distributor for certain of the Company’s products. As more fully described in Note 15, “Contingencies,” the Company is currently in a legal dispute with Valley and, accordingly, there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at June 30, 2007, the Company had approximately $0.8 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

5. Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. In connection with the merger with Celunol as more fully described in Note 7, “Merger Transaction,” the Company acquired property and equipment with an approximate fair value of $26.6 million as of the merger date (June 20, 2007), which are included in property and equipment on the consolidated balance sheet as of June 30, 2007.

Property and equipment consist of the following (in thousands) as of:

	June 30, 2007	December 31, 2006
	(Unaudited)
Laboratory, machinery and equipment	$48,543	$46,311
Computer equipment	12,073	11,919
Furniture and fixtures	4,463	4,274
Leasehold improvements	8,111	7,114
Land	1,500	—
Construction-in-progress:
Demonstration facility	17,538	—
Pilot facility	9,333	—

Property and equipment, gross	101,561	69,618
Less: Accumulated depreciation and reserves	(62,214)	(57,200)

Property and equipment, net	$39,347	$12,418

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory, machinery and equipment	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 years

Leasehold improvements are amortized using the shorter of the estimated useful life or remaining lease term. Construction-in-progress on pilot facility and demonstration facility assets begins in the period that such assets are placed in service.

The Company reviews long-lived assets, including leasehold improvements, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

6. Segment Reporting

Effective for fiscal 2007, the Company has determined that it operates in two segments: specialty enzymes and biofuels. Pursuant to the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company will be required to report separate financial and descriptive information about its reportable operating segments in the Company’s Form 10-K for the fiscal year ended December 31, 2007. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 does not apply to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. As such, no segment disclosures have been included in the accompanying notes to the condensed consolidated financial statements for the three and six months ended June 30, 2007.

7. Merger Transaction

Completion of Merger with Celunol Corp.

On June 20, 2007, Diversa Corporation and Celunol Corp. completed their previously-announced merger, and the combined company was renamed Verenium Corporation. In connection with the corporate name change, the Company has also changed its NASDAQ ticker symbol from “DVSA” to “VRNM” and began trading under the new ticker symbol effective June 21, 2007.

The results of operations for Verenium Biofuels Corporation (formerly known as Celunol Corp.) have been included in the Company’s consolidated financial statements since the merger closing date of June 20, 2007.

In connection with the merger, the Company agreed to issue up to 15 million shares of common stock, of which 14.1 million have been issued, for all outstanding capital stock of Celunol, and 0.9 million are issuable under Celunol options and warrants that were assumed by the Company. As a result of the merger, former Celunol security holders now own approximately 24% of the Company, while former Diversa shareholders own approximately 76%. Immediately following the merger, the Company had approximately 63 million shares outstanding.

Merger Consideration

The merger consideration was as follows (in thousands, except per share data):

Issuance of Verenium common stock to Celunol stockholders (14.1 million shares at $10.11 per share)	$142,900
Fair value of options for Verenium common stock issuable as consideration for outstanding vested Celunol stock options	955
Fair value of warrants for Verenium common stock issuable as consideration for outstanding Celunol warrants	3,155
Merger transaction costs	5,000

Total merger consideration	$152,010

The fair value of the Company’s shares used in determining the purchase price was based on the average of the closing price of the Company’s common stock for a range of four trading days, including two days prior to and two days subsequent to the merger announcement date of February 12, 2007, which is also the measurement as determined per the guidance in EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”

The options assumed were valued at a weighted average value of $9.98 per share, and the warrants at a weighted average value of $9.06 per share, pursuant to the Black-Scholes Merton (“BSM”) valuation model. The total option value aggregated $5.1 million, of which $955,000 was attributed to vested options and accounted for as additional purchase price, and $4.1 million as non-cash compensation expense attributed to unvested Celunol options, which will be amortized to expense from the effective date of the merger over a weighted average term of 2 years.

The options and warrants were valued under the BSM valuation model using the following assumptions:

Interest rate	4.5%
Volatility	63%
Expected life	4–10 years
Expected dividend yield	—
Forfeiture rate	5%

Merger transaction costs included fees for financial advisors, accountants and attorneys and other related costs incurred by the Company in connection with the merger.

In connection with the merger, the Company entered into transitional employment and severance agreements with certain executives who resigned their positions effective with the merger. Costs related to executive severance pay include $1.9 million in cash costs for bonus and salary continuation arrangements for these executives, as well as $0.9 million in non-cash charges for adjustment or acceleration of equity-based awards, pursuant to these agreements. Both the cash and non-cash charges have been included in selling, general and administrative expenses on the accompanying statements of operations for the three and six months ended June 30, 2007.

Purchase Price Allocation

The Celunol purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date (June 20, 2007). The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired (in thousands):

Current assets	$7,205
Property and equipment	26,562
Other assets	982
Current liabilities	(3,366)
Other long-term liabilities	(31,869)

Net liabilities assumed	(486)
Acquired in-process research and development	42,400
Goodwill	110,096

Total assets acquired	$152,010

The Company’s fair value estimates for the purchase price allocation are preliminary, pending receipt of asset appraisals, and may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.

Acquired In-Process Research and Development

The Company allocated, on a preliminary basis, $42.4 million of the purchase price to acquired in-process research and development projects. Acquired in-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. Celunol’s ongoing research and development initiatives have primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were expensed in the accompanying statements of operations during the three months ended June 30, 2007, the period the acquisition was consummated.

The values of the research projects were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. These cash flows were estimated by forecasting total revenue expected from these products and then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net cash flows arising from the acquired in-process technology. These cash flows were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties given the projected stage of development of these projects at closing. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 40% were considered appropriate for valuation of the IPR&D. The Company believes that these discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.

If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. The Company believes that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

Goodwill

Goodwill represents the excess of the Celunol purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the acquisition of Celunol will produce significant benefits, and also believes that the combined company is the first within the cellulosic ethanol industry to possess integrated end-to-end capabilities in pre-treatment, novel enzyme development, fermentation, engineering, and project development.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Celunol, in relation to other acquired tangible and intangible assets.

In accordance with SFAS No. 142, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company will perform annual tests for impairment of goodwill and, if indicators of impairment arise, is required to perform a periodic assessment between annual tests.

Pro Forma Results of Operations

The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$11,134	$10,598	$22,442	$20,111
Net loss	(16,596)	(10,590)	(33,343)	(34,841)
Basic and diluted net loss per share	(0.27)	(0.18)	(0.54)	(0.58)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. The pro forma results exclude the $42.4 million non-cash acquired IPR&D charge recorded upon the closing of the merger during the second quarter of 2007.

Funding to Celunol

Pursuant to the merger agreement, the Company funded Celunol $27.5 million in cash prior to June 20, 2007 (merger closing date), subject to the terms and conditions of a promissory note. This balance was eliminated as part of the Company’s purchase accounting upon the closing of the merger.

8. Convertible Notes Offering

In late March 2007, the Company completed an offering of $100 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds to the Company of approximately $95.8 million. In April 2007, the initial purchasers exercised in full their over-allotment option to purchase an additional $20 million aggregate principal amount of Convertible Notes, generating additional net cash proceeds to the Company of approximately $19.3 million. The Convertible Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the Convertible Notes and of the Verenium common stock issuable upon conversion of the Convertible Notes.

The Convertible Notes bear interest at 5.50% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at an initial conversion rate of 122.5490 shares per $1,000 principal amount of Convertible Notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. The conversion rate of the Convertible Notes may be increased if the average price of the Company’s common stock for a period ending on April 1, 2008 is less than $6.40 or in certain circumstances if a holder surrenders Convertible Notes for conversion in connection with a make-whole fundamental change that occurs before April 5, 2012.

On or after April 5, 2012, the Company may, at its option, redeem the Convertible Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their Convertible Notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change at a repurchase price in cash equal to 100% of the principal amount of Convertible Notes to be repurchased plus any accrued and unpaid interest to the repurchase date.

In connection with the Convertible Notes offering, the company paid $4.8 million in financing charges, which is reflected in other long term assets on the accompanying balance sheet, and is being amortized to interest expense over the initial five-year term of the Note using the effective interest method.

9. Equity Incentive Plans and Share-based Compensation

Equity Incentive Plans

2007 Equity Incentive Plan

In March 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”), and effective May 7, 2007, amended the Plan. The 2007 Equity Incentive Plan is the successor to the Diversa Corporation 1997 Equity Incentive Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. The Company’s stockholders approved the Plan, as amended, on June 20, 2007. A total of 9,750,000 shares are reserved for issuance under the Plan.

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company (“Board”) adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and has reserved a total of 930,000 shares for issuance thereunder. The Directors’ Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of June 30, 2007, there were approximately 330,000 options outstanding under the Directors’ Plan and approximately 636,000 options available for future issuance.

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP). The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for annual increases of shares available for issuance under the ESPP. On June 20, 2007, the Company’s stockholders approved an additional 1,500,000 million shares for issuance under the ESPP. As of June 30, 2007, there were approximately 1,937,000 shares available for future issuance under the ESPP.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Plan, which provided for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board. As previously described, the 1997 Plan was terminated effective June 20, 2007 and replaced by the 2007 Plan.

Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their original terms. As of June 30, 2007, there were approximately 2,885,000 options outstanding under the 1997 Plan.

Share-Based Compensation

The Company’s equity incentive plans are considered to be compensatory plans under SFAS No. 123(R), “Share-Based Payment.”

The Company recognized share-based compensation expense of $2.3 million ($0.05 per share) and $1.4 million ($0.03 per share) during the three months ended June 30, 2007 and 2006, and $3.3 million ($0.07 per share) and $2.7 million ($0.06 per share) during the six months ended June 30, 2007 and 2006. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$598	$850	$1,018	$1,722
Selling, general and administrative	1,666	544	2,307	973

	$2,264	$1,394	$3,325	$2,695

The Company’s share-based compensation expense for the three and six months ended June 30, 2007 includes the impact of options and restricted shares assumed in the merger with Celunol from the effective date of the merger (June 20, 2007) through June 30, 2007. Accordingly, share-based compensation for the last half of 2007 will increase to reflect a full six months of expense attributed to these assumed options and restricted shares.

As of June 30, 2007, there was $14.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the equity incentive plans, including the impact of options and restricted shares assumed in the merger. This expense is expected to be recognized over a weighted-average period of 1.4 years as follows:

(in thousands)
Fiscal Year 2007 (July 1, 2007 to December 31, 2007)	$5,482
Fiscal Year 2008	5,762
Fiscal Year 2009	1,900
Fiscal Year 2010	742
Fiscal Year 2011	169

$14,055

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,657	$11.60
Granted	1,079	$5.18
Assumed in merger with Celunol Corp.	507	$0.17
Exercised	(74)	$6.05
Cancelled	(135)	$10.29

Outstanding at June 30, 2007	5,034	$9.77	$2,626

Exercisable at June 30, 2007	3,198	$12.76	$558

The grant date fair value of options granted during the six months ended June 30, 2007 was $3.88 per share. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $0.3 million, or $3.51 per share.

A further detail of the options outstanding as of June 30, 2007 is set forth as follows (in thousands, except per share data):

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price Per Share	Options Exercisable	Weighted- Average Exercise Price Per Share
$0.06 – $5.04	1,668	9.4	$3.50	209	$2.40
$5.05 – $8.89	1,012	5.9	$7.43	885	$7.63
$8.90 – $10.05	1,252	6.9	$9.66	1,028	$9.80
$10.12 – $27.00	1,013	4.2	$17.30	987	$17.47
$29.00 – $6,552.00	89	2.9	$69.81	89	$69.81

$ 0.60 – $6,552.00	5,034	6.9	$9.77	3,198	$12.76

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2007	1,646	$7.40
Granted	121	$8.78
Vested	(429)	$6.60
Forfeited and cancelled	(46)	$6.40

Non-vested awards outstanding at June 30, 2007	1,292	$7.83

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 1,293,000 shares of common stock at $22 per share that is exercisable for ten years starting in 2008.

In connection with the completion of the merger transaction with Celunol, as more fully described in Note 7, “Merger Transaction,” the Company assumed the following warrants to purchase common stock:

Shares	Exercise Price Per Share	Expiration
67	$ 0.08	February 2011
84	$5,484.41	March 2011
6,062	$ 68.66	December 2014
1,687	$ 68.66	August 2015
340,248	$ 1.87	December 2016

348,148

Common Stock Reserved for Future Issuance

At June 30, 2007, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Employee Stock Purchase Plan	1,937
Equity Incentive Plans	9,386
Warrants	1,641

12,964

10. Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. As of June 30, 2007, there were approximately 1.0 million outstanding non-vested restricted shares, and 1.5 million shares held in escrow pursuant to the merger agreement with Celunol. For purposes of the computation of net loss per share, these non-vested shares are considered contingently returnable shares under SFAS No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these non-vested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding during the period	50,122	47,610	49,245	46,949
Less: Weighted average contingently returnable shares outstanding	(1,134)	(1,240)	(1,036)	(1,054)

Weighted average shares used in computing basic and diluted net loss per share	48,988	46,370	48,209	45,895

Net loss	$(55,200)	$(7,772)	$(65,518)	$(29,173)

Net loss per share, basic and diluted	$(1.13)	$(0.17)	$(1.36)	$(0.64)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants, and convertible debt from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

11. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive loss in its statements of stockholders’ equity.

The comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss, as reported	$(55,200)	$(7,772)	$(65,518)	$(29,173)
Other comprehensive gain (loss):
Unrealized gain on investments	21	30	62	73

Comprehensive loss	$(55,179)	$(7,742)	$(65,456)	$(29,100)

12. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through June 30, 2007 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at January 1, 2006	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(1,563)	(2,607)	(60)	(4,230)
Adjustments and revisions	1,003	—	—	1,003

Balance at December 31, 2006	$7,796	$—	$—	$7,796
Charged against accrual	(1,116)	—	—	(1,116)
Adjustments and revisions	58	—	—	58

Balance at June 30, 2007	$6,738	$—	$—	$6,738

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

13. Related-Party Transactions

Syngenta AG

In January 2007, the Company announced a new 10-year research and development partnership with Syngenta AG, or Syngenta, which owns more than 10% of the Company’s outstanding common stock. The new agreement, which replaced a seven-year agreement with Syngenta that started in early 2003, is focused on the discovery and development of a range of novel enzymes to convert pre-treated cellulosic biomass to mixed sugars economically—a critical step in the process of biofuel production.

The prior collaboration agreement with Syngenta was a broad research and product development collaboration in which the two companies worked on various exclusive projects together across various fields. The prior agreement provided for a minimum of $118 million of research funding over the seven year research period, of which approximately $83 million was received through 2006. The prior agreement led to product candidates for the production of biofuels such as ethanol from corn, and enzymes to improve the digestibility and reduce the environmental impact of phosphorus and other nutrients naturally contained in animal feed. However, the prior agreement covered significantly more exclusive fields and applications than were ultimately being taken to the marketplace.

The Company believes that the new agreement is more focused and better aligned with each company’s core strengths. Under the terms of the new agreement, Syngenta has committed a minimum of $16 million in the first two years of the 10-

year term to fund joint research and development activities, largely in defined areas of biofuels. In addition, the Company will be entitled to development- and commercialization-related milestone payments upon achievement of specified milestones, as well as royalties on any products that are commercialized by Syngenta. The new agreement allows the Company the freedom to operate independently in all fields, and to market and sell fermentation-based enzyme products developed either under the collaboration or by the Company independently. Syngenta retains the rights to market and sell plant-expressed, or transgenic, enzyme products developed under the collaboration in the fields of animal feed and biofuels. The Company has also licensed its existing collection of enzymes for plant expression to Syngenta within these two fields.

As a result of the restructuring of the Syngenta agreement, minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million over the next 3 years, with $12.0 million of this reduction occurring in 2007. Accordingly, the Company expects to incur an increased loss in 2007 compared to 2006.

The Company recognized revenue from Syngenta and its affiliates of $3.2 million and $5.1 million for the three months ended June 30, 2007 and 2006 and $6.2 million and $9.6 million for the six months ended June 30, 2007 and 2006. Accounts receivable due from Syngenta were $1.0 million and $0.4 million, and deferred revenue associated with Syngenta was $2.7 million and $3.1 million, at June 30, 2007 and December 31, 2006.

In connection with the research collaboration with Syngenta, the Company recorded zero and $77,000 in rental cost reimbursements from Syngenta during the three months ended June 30, 2007 and 2006, and $49,000 and $172,000 during the six months ended June 30, 2007 and 2006.

14. Concentration of Business Risk

During the three months ended June 30, 2007 and 2006, the Company had collaborative research agreements that accounted for 40% and 63% of total revenue and during the six months ended June 30, 2007 and 2006, the Company had collaborative research agreements that accounted for 41% and 64% of total revenue. Additionally, during the six months ended June 30, 2007 and 2006, one collaborator accounted for 20% and 46% of total revenue.

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and/or collaboration partners as a percentage of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customer A	33%	22%	33%	19%
Customer B	29%	48%	28%	48%

Accounts receivable from four significant customers comprised approximately 34%, 13%, 11% and 11% of accounts receivable at June 30, 2007. Accounts receivable from four significant customers comprised approximately 28%, 22%, 12%, and 11% of accounts receivable at December 31, 2006. Accounts receivable derived directly or indirectly from agencies of the U.S. Government comprised 16% and 19% of total accounts receivable at June 30, 2007 and December 31, 2006.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	$3,476	$2,668	$7,869	$5,760
South America	450	450	450	915
Europe	7,208	7,480	13,899	13,433
Asia	—	—	224	—

	$11,134	$10,598	$22,442	$20,108

For the six-month periods ended June 30, 2007 and 2006, more than 80% of the Company’s product-related revenue was derived from one focus area, Health and Nutrition.

15. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990’s. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs have stated that they intend to file amended complaints against the Issuers by mid-August 2007.

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

Valley Research, inc.

On September 22, 2006, the Company issued a letter to Valley which communicated the Company’s intent to exercise certain rights under the distribution agreement between the Company and Valley covering the enzyme the Company currently markets under the Fuelzyme-LF label. Specifically, the Company stated that it terminated Valley’s exclusivity on the basis of certain minimum sales requirements not having been met as of August 24, 2006, as provided by the distribution agreement. Under the distribution agreement, Valley was previously the Company’s exclusive distributor in the United States for the Valley “Ultra-Thin” enzyme for ethanol and high fructose corn sweetener applications, subject to certain limitations, and subject to certain conditions required to be met for such exclusivity to be maintained. Pursuant to the distribution agreement, the termination of exclusivity was effective immediately upon Valley’s receipt of notice from the Company of its intention to terminate the exclusivity under the distribution agreement.

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

On January 8, 2007 the Company filed a cross-complaint in San Diego Superior Court against Valley, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of the California Business and Professional Code. In its cross-complaint, the Company seeks payment in full of outstanding invoices due from Valley. Pursuant to a letter dated March 7, 2007, the Company terminated the distribution agreement with Valley.

On July 10, 2007, Valley filed a First Amended Complaint alleging various claims including breach of contract, fraud, intentional and negligent interference with contract and trade secret misappropriation among others. On July 18, 2007, the Company filed a First Amended Cross-Complaint identifying Verenium Corporation as the successor in interest to Diversa Corporation, and on July 19, 2007, Verenium removed Valley’s lawsuit to the United States District Court for the Southern District of California based on diversity jurisdiction. The Company is challenging Valley’s First Amended Complaint by way of a motion to dismiss, which is scheduled for hearing and/or submission on October 12, 2007.

In accordance with SFAS No. 5, the Company believes any contingent losses related to this claim are not probable or estimable and therefore no amounts have been accrued in regards to this matter.

As of June 30, 2007, the Company’s deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at June 30, 2007, the Company had approximately $0.8 million in deferred cost of sales included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

Patent Interference Proceeding

On February 14, 2007, a patent interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to Verenium and a pending U.S. patent application owned by a third party with allowable claims directed to GeneReassembly. The third party seeks an entry of adverse judgment against Verenium. A schedule for the motion phase of the interference proceeding was discussed with the Administrative Patent Judge in April 2007. The Administrative Patent Judge granted Verenium’s request to treat two of its motions as threshold motions. The first is a motion for no interference in fact, and the second is a motion for unpatentability of the third party’s patent application due to lack of written description. Both of Verenium’s motions were submitted to the Administrative Patent Judge for consideration. In accordance with FASB No. 5 “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

The Company is also, from time to time, subject to legal proceedings and claims which arise in the normal course of business. In management’s opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

16. Impact of Recently Issued Accounting Standards

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its balance sheets at December 31, 2006 and at June 30, 2007, and has recognized no interest and/or penalties in the statement of operations for the first and second quarter of 2007.

The Company is subject to taxation in the US and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had no net deferred tax assets on its balance sheet. Gross deferred tax assets are primarily composed of federal and state tax net operating loss carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s gross deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete an analysis regarding the limitation of the net operating losses and R&D credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN No. 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

Fair Value Accounting

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the Company’s consolidated results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. The results of operations discussed herein include only the operating results of Celunol Corp. for the ten days following the consummation of the merger (June 20, 2007) through June 30, 2007.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements related to our increased investments in commercialization efforts and technology and enzyme development, our future product-related revenues, our future grant- and collaboration-related revenues, our future losses and the timing for those losses, our business plan and strategies, including with respect to increasing our biofuels infrastructure and adding personnel, our timing for completing our demonstration-scale cellulosic ethanol facility, the use of the net proceeds from our convertible debt offering, our future research and development expenses, sales and marketing expenses and selling, general and administrative expenses, and capital expenditure requirements, our estimated costs for building a cellulosic ethanol pilot facility and demonstration-scale facility, and the length of time that our cash will be able to fund our operations, all of which are prospective. Such statements are only predictions, and the actual events or results may differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, our ability to successfully integrate the operations of Diversa and Celunol, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Overview

We were incorporated in Delaware in December 1992 under the name Industrial Genome Sciences, Inc. In August 1997, we changed our name to Diversa Corporation. On June 20, 2007, we completed our previously-announced merger transaction with Celunol Corp. The combined company, which has been renamed Verenium Corporation, possesses a portfolio of specialty enzyme products and is developing unique technical and operational capabilities designed to enable the production of low-cost, biomass-derived sugars for a number of major industrial applications. In connection with the corporate name change, the Company has also changed its NASDAQ ticker symbol from “DVSA” to “VRNM” and began trading under the new ticker symbol effective June 21, 2007.

Effective with the merger, we now operate in two business units. Our specialty enzymes unit develops customized enzymes for use within the alternative fuels, industrial, and health and nutrition markets to enable higher throughput, lower costs, and improved environmental outcomes. Our biofuels business unit is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol from cellulosic biomass. We believe the most significant near-term commercial opportunity for our specialty enzymes business unit is potential growth in sales of our current Phyzyme XP and Quantum phytase enzymes for animal feed, Fuelzyme-LF product in corn-based ethanol applications, as well as potential growth in sales from the introduction of our Purifine product for biodiesel and edible oils applications. We believe the most significant near-term commercial opportunity for our biofuels business unit is the large-scale commercial production of cellulosic ethanol derived from multiple biomass feedstocks.

To date, we have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of environmental libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. During 2006 and 2007, we have continued to shift more of our resources from technology development to commercialization efforts for our existing and future products. We expect to continue to invest heavily in these commercialization efforts, and to expand our investment in technology and enzyme development, primarily in the area of biofuels.

For the six months ended June 30, 2007, total revenues increased 12% compared to the six months ended June 30, 2006, while product-related revenue increased 94% over the same period. We expect that product-related revenue will continue to represent a larger percentage of our total revenues in the future. Beginning in 2006, we began to de-emphasize grant revenue and certain collaborations that are not strategic to our current market focus; however, certain of our partners and funding sources have ongoing obligations to fund our programs, and we have ongoing obligations to provide research and development services under our current agreements. As of June 30, 2007, our strategic partners have provided us with more than $285 million in funding since inception and are committed to additional funding of more than $15 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2007, we had deferred revenue totaling $5.5 million, of which $4.1 million was related to funding from collaborative partners, and $1.4 million was related to product sales, including approximately $1.1 million attributed to sales to Valley Research, inc., or Valley, a former distributor for certain of the Company’s products. As more fully described in Note 9 to Condensed Consolidated Financial Statements, “Contingencies,” we are currently in a legal dispute with Valley and, accordingly, there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at June 30, 2007, we had approximately $0.8 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

We have incurred net losses since our inception. As of June 30, 2007 our accumulated deficit was $395.0 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of:

•

anticipated additional investments, including capital expenditures related to the enhancements of our cellulosic ethanol pilot facility and construction of our demonstration facility, to implement our vertical integration strategy, including our merger with Celunol Corp., which is more fully described below;

•	our continued investment in sales and marketing infrastructure intended to strengthen our customer contact and focus;
•	our continued investment in manufacturing facilities necessary to meet increased demand for our products; and

•	continued research and development expenses for our internal product candidates.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Recent Strategic Events

Completion of Merger Transaction and Creation of Verenium Corporation

In early 2007, we announced that we would pursue opportunities for vertically integrated commercialization of biofuels, in particular ethanol from cellulosic biomass. Converting biomass to biofuels requires the successful integration of developing technologies in three areas: chemical preparation of the cellulosic biomass (pre-treatment), conversion of pre-treated cellulosic biomass to fermentable sugars by combinations or “cocktails” of efficient enzymes (saccharification), and the development of novel microorganisms to ferment the sugars to ethanol or other fuels cost-effectively (fermentation). We believe that our enzyme optimization technologies and expertise can be applied to improve the performance of fermentation organisms, and we believe that our high-throughput culturing technologies can be applied to the discovery of novel microorganisms that may assist in the development of improved fermentation organisms. In addition, a number of our scientific, business development, operations, and finance personnel have developed significant additional expertise in the other technologies and process components, beyond the saccharification component, that are emerging for making cellulosic ethanol, as well as the criteria and variables that are typically involved in the integration of these technologies and processes.

We completed our merger with Celunol Corp., with Celunol continuing as a surviving corporation and a wholly-owned subsidiary of Diversa. Following the merger, Diversa was renamed Verenium Corporation and Celunol, a wholly-owned subsidiary of Verenium, was renamed Verenium Biofuels Corporation.

We believe that Verenium is the first within the cellulosic ethanol industry to possess integrated end-to-end capabilities in pre-treatment, novel enzyme development, fermentation, engineering, and project development. We will seek to build a global enterprise as a leading producer of cellulosic ethanol and as a strategic partner in bio-refineries around the world. At the same time, we will continue to pursue broad market opportunities for specialty industrial enzymes within the areas of alternative fuels, specialty industrial processes, and health and nutrition, with a primary focus on enzymes for the production of biofuels.

We are now headquartered in Cambridge, Massachusetts and have research and operations facilities in San Diego, California; Jennings, Louisiana; and Gainesville, Florida. Substantial capital and cash will be required to execute our business plan. In addition, due to the complementary nature of the two companies and the level of development activities being pursued, we anticipate increasing our biofuels infrastructure, as well as building additional staff over time in San Diego to support the growth of the enzyme business and our combined research and development efforts.

In connection with the merger, we agreed to issue up to 15 million shares of common stock, of which 14.1 million have been issued for all outstanding capital stock of Celunol, and up to 0.9 million are issuable under Celunol options and warrants that were assumed by the Company. As a result of the merger, former Celunol security holders now own approximately 24% of the Company, while former Diversa shareholders own approximately 76%. Immediately following the merger, we had approximately 63 million shares outstanding.

In February 2007, Celunol completed a significant upgrade of its pilot-scale facility in Jennings, Louisiana and, on the same property, began construction of a 1.4 million gallons-per-year, demonstration-scale facility to produce cellulosic ethanol from sugarcane bagasse and specially-bred energy cane. We expect to continue to make enhancements and modifications to the pilot-scale facility in parallel with the construction of our demonstration-scale facility, which we currently expect will be mechanically complete by the end of the first quarter of 2008.

Completion of Convertible Notes Offering

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph in their report on our 2006 financial statements related to the uncertainty in our ability to continue as a going concern. At that time, we had insufficient cash and working capital to effect the merger with Celunol and the combined business plan as contemplated. In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds to the Company of approximately $114.9 million. The Convertible Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the Convertible Notes and of the Verenium common stock issuable upon conversion of the Convertible Notes.

The Convertible Notes bear interest at 5.50% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at an initial conversion rate of 122.5490 shares per $1,000 principal amount of Convertible Notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. The conversion rate of the Convertible Notes may be increased if the average price of the Company’s common stock for a period ending on April 1, 2008 is less than $6.40 or in certain circumstances if a holder surrenders Convertible Notes for conversion in connection with a make-whole fundamental change that occurs before April 5, 2012.

On or after April 5, 2012, the Company may, at its option, redeem the Convertible Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their Convertible Notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest to the repurchase date.

We intend to use the net proceeds of this offering for continued expansion of our biofuels business, continued investment in product development and commercialization efforts in our specialty enzyme business, and for general corporate purposes, including working capital. In addition, we intend to use a portion of the net proceeds from this offering to fund our operations, including the planned construction of a demonstration-scale ethanol facility.

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

Our prior collaboration agreement with Syngenta was a broad research and product development collaboration in which the two companies worked on various exclusive projects together across various fields. The prior agreement provided for a minimum of $118 million of research funding over the seven year research period, of which approximately $83 million was received through 2006. The prior agreement led to product candidates for the production of biofuels such as ethanol from corn, and enzymes to improve the digestibility and reduce the environmental impact of phosphorus and other nutrients naturally contained in animal feed. However, the prior agreement covered significantly more exclusive fields and applications than were ultimately being taken to the marketplace.

We believe that the new agreement is more focused and better aligned with each company’s core strengths. Under the terms of the new agreement, Syngenta has committed a minimum of $16 million in the first two years of the 10-year term to fund joint research and development activities, largely in defined areas of biofuels. In addition, we will be entitled to development- and commercialization-related milestone payments upon achievement of specified milestones, as well as royalties on any products that are commercialized by Syngenta. The new agreement allows us the freedom to operate independently in all fields, and to market and sell fermentation-based enzyme products developed either under the collaboration or by us independently. Syngenta retains the rights to market and sell plant-expressed, or transgenic, enzyme products developed under the collaboration in the fields of animal feed and biofuels. We have also licensed its existing collection of enzymes for plant expression to Syngenta within these two fields.

As a result of the restructuring of our Syngenta agreement, our minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million over the next 3 years, with $12.0 million of this reduction occurring in 2007. Accordingly, we expect to incur an increased loss in 2007 compared to 2006.

Selected Financial Data

The following table sets forth comparative selected financial data for the three-month periods ended June 30, 2007 and 2006 and the six-month periods ended June 30, 2007 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product-related:
Phyzyme phytase	$3,678	$2,324	$7,456	$3,673
All other products	2,366	1,017	3,940	2,203

Total product-related	6,044	3,341	11,396	5,876
Collaborative	4,392	6,625	9,127	12,949
Grant	698	632	1,919	1,283

Total Revenues	11,134	10,598	22,442	20,108
Product Gross Profit	1,798	521	2,258	874
Product Gross Margin	30%	16%	20%	15%
Restructuring expenses	(25)	(266)	58	10,757
Acquired in-process research and development charge	42,400	—	42,400	—
Total operating expenses	65,714	18,686	87,575	49,823
Net Loss	$(55,200)	$(7,772)	$(65,518)	$(29,173)
Net Loss Per Share	$(1.13)	$(0.17)	$(1.36)	$(0.64)

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenues

Our total revenues increased 5% to $11.1 million for the three months ended June 30, 2007 from $10.6 million for the three months ended June 30, 2006. While our revenues have increased only nominally, the revenue mix has shifted to a larger percentage of product-related revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that our not core to our strategic market focus. Product-related revenue represented 54% of total revenues for the three months ended June 30, 2007, as compared to 32% of total revenues for the same period in 2006.

Product-related revenue for the three months ended June 30, 2007 increased 81% to $6.0 million from $3.3 million for the three months ended June 30, 2006. This increase was attributable primarily to increased revenue associated with

Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco, Our Phyzyme revenue has been positively impacted during 2007, primarily related to the following factors:

•	In late 2006, the EU Commission granted permanent authorization for the use of Phyzyme XP in broiler poultry feed in Europe, which has expanded the end user market for Phyzyme XP; and

•	In late 2006, Danisco introduced a dry pelletized, thermally-stable formulation of Phyzyme XP.

The increase in product revenue is also attributed to an increase in sales of our other commercial enzyme products, including Quantum Phytase and Fuelzyme-LF. We anticipate that our non-Phyzyme products will continue to grow as a percentage of our total product-related revenue.

During 2006 and the first quarter of 2007, we shipped a total of approximately $1.1 million in Valley “Ultra-Thin” enzyme to our U.S. distributor, Valley Research, inc., or Valley. We have deferred revenue on our 2006 and 2007 sales of this product to Valley, as we do not believe that all criteria for recognizing revenue related to our sales to Valley have been met. As more fully described in Item 1 of Part II of this Quarterly Report on Form 10-Q—Legal Proceedings, and in the Notes to Condensed Consolidated Financial Statements, we are currently in a legal dispute with Valley over alleged breach of contract, and do not expect significant revenue to result from this distribution agreement. Instead, we now market this product under the Fuelzyme™-LF brand through our direct salesforce or other distributors. On March 7, 2007, we issued a letter to Valley terminating our distribution agreement with Valley, effective immediately, on the basis of Valley’s not having met certain minimum purchase requirements. As of June 30, 2007 our deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at June 30, 2007, we had approximately $0.8 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

Collaborative revenue decreased 34%, or $2.2 million, to $4.4 million from $6.6 million and accounted for 39% and 63% of total revenue for the three month periods ended June 30, 2007 and 2006. This decrease is primarily a result of the restructuring of our Syngenta collaboration, as well as continued de-emphasis of certain collaborations that are not core to our current focus, in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will decrease in 2007 as compared to 2006, primarily related to our new agreement with Syngenta, pursuant to which our minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million over the next three years, with $12.0 million of this reduction occurring in 2007.

Grant revenue increased 10%, or $0.1 million, to $0.7 million for the three months ended June 30, 2007 as compared to $0.6 million for the three months ended June 30, 2006. Since late 2005, we have continued to de-emphasize grants and government contracts that are not core to our strategic focus. We do not expect our grant revenue to return to the levels we achieved in 2005 and 2004.

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

Cost of Product-Related Revenue

Cost of product-related revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product-related revenues. Excluded from cost of product-related revenue are costs associated with the scale-up of manufacturing processes for new products which have not reached commercial-scale production volumes, which we include in our research and development expenses. For the three months ended June 30, 2007, cost of product-related revenue increased $1.4 million to $4.2 million compared to $2.8 million for the three months ended June 30, 2006. This increase resulted primarily from the increase in our fixed manufacturing costs under our contract with Fermic, S.A., or Fermic, our manufacturing partner in Mexico City, as well as the increase in product-related revenues.

We generated a gross margin of approximately 30% during the second quarter of 2007. This compares to a gross margin of 16% in the second quarter of 2006. This increase is largely due to adjustments to our profit share from Danisco that positively impacted margins for the second quarter. We do not expect our margins to remain at second quarter levels for the remainder of 2007.

Because Phyzyme represents a significant percentage of our product-related revenue, our overall gross margins are impacted to a great degree by the gross margins achieved through sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then share 50% of Danisco’s profit, as defined, when the product is sold to the end user. As a result, our total cost of product-related revenue for Phyzyme is incurred as we ship the product to Danisco, and the profit share revenue is recorded in the period in which it is reported by Danisco. Our gross margins from Phyzyme have been below expectations to date, due primarily to higher-than-anticipated product launch and related marketing costs that Danisco has incurred, and we expect that such costs will continue at current levels through at least the remainder of 2007.

In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product. We believe that our gross margins should be positively impacted as we grow sales of products we market and sell directly to end users, namely Fuelzyme-LF, which is expected to have higher gross margins than our Phyzyme products.

We also expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales for our other products, as well as cost efficiencies we expect to achieve as we scale up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product-related revenues increase; however, our margins may be negatively impacted in the future if our product-related revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, during the quarter ending September 30, 2007, we expect to expand our manufacturing capabilities at Fermic, which will increase our fixed manufacturing cost by an additional $0.7 million.

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

For the three months ended June 30, 2007, we estimate that approximately 60% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 40% were spent on internal product and technology development. For the three months ended June 30, 2006, we estimate that approximately 62% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 38% were spent on internal product and technology development.

Research and development direct labor costs and unallocated costs incurred by type of project during quarters ended June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Collaborations:
Syngenta	$613	$1,291
Other	1,598	897

Total collaborations	2,211	2,188
Grants	200	252
Internal development	1,604	1,501
Unallocated	8,241	8,512

	$12,256	$12,453

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

We estimate that our allocation of internal research and development direct labor costs during the quarters ended June 30, 2007 and 2006 was as follows (in thousands):

	2007	2006
Early-stage product development	$488	$43
Mid-stage product development	60	145
Late-stage product development	719	801
R&D support activities	337	512

	$1,604	$1,501

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

Research and development costs based upon type of cost incurred for the quarters ended June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Personnel related	$4,261	$3,941
Laboratory and supplies	1,931	1,893
Outside services	959	1,182
Equipment and depreciation	2,127	1,535
Facilities, overhead and other	1,858	2,494
Scale-up manufacturing costs	522	558
Share-based compensation	598	850

	$12,256	$12,453

Our research and development expenses decreased $0.2 million to $12.3 million (including share-based compensation of $0.6 million) for the three months ended June 30, 2007 from $12.5 million (including share-based compensation of $0.9 million) for the quarter ended June 30, 2006. Our research and development expenses will increase in future quarters, largely due to the incremental expenses for biofuels technology development activities related to our merger with Celunol.

We have a limited history of developing commercial products, and an even more limited history developing solutions for the production and commercialization of cellulosic ethanol. We determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. Successful products require significant development and investment prior to regulatory approval and commercialization. As a result of the significant risks and uncertainties involved in developing and commercializing such products, we are unable to estimate the nature, timing, and cost of the efforts necessary to complete each of our major projects. These risks and uncertainties include, but are not limited to, the following:

•

Our products, including products we are developing as part of our cellulosic ethanol initiatives, may require more resources than we anticipate if we are technically unsuccessful in initial development or commercialization efforts.

•	The outcome of research is unknown until each stage of testing is completed, up through and including product trials and regulatory approvals, if needed.

•	It can take many years from the initial decision to perform research through development until products, if any, are ultimately marketed.

•

From time to time we may have several product candidates in various stages of development related to collaborations and grants as well as internally developed products. At any time, we may modify our strategy and pursue additional collaborations for the development and commercialization of some products that we had intended to pursue independently.

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product development efforts. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in this report under “Risk Factors.” Despite the expected decrease in research and development funding under our new agreement with Syngenta, we do not intend to dramatically reduce our R&D efforts. Instead, we will redirect these resources away from the Syngenta collaboration and towards our own internal efforts, either independently or with 3rd parties, focused primarily on biofuels. We also expect that our research and development expenses will increase significantly to support the combined company business plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.1 million to $6.8 million (including share-based compensation of $1.7 million) for the quarter ended June 30, 2007, as compared to $3.7 million (including share-based compensation of $0.5 million) for the quarter ended June 30, 2006. This increase is largely due to executive severance obligations in connection with the merger, and, to a lesser extent, increased personnel and professional services costs to support the growth in product sales and increased complexity of our business. We entered into transitional employment and severance agreements with certain executives and incurred charges of $2.6 million during the three months ended June 30, 2007 related to severance, bonuses and modifications of equity-based awards. We anticipate that we could incur additional non-cash charges in the third quarter resulting from additional modifications to equity awards, pursuant to certain agreements.

We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue. We also expect that our selling, general and administrative expenses will increase significantly to support the combined business plan.

Share-Based Compensation

Pursuant to Financial Accounting Standards Board Statement, or SFAS, No. 123(R), “Share-Based Payment,” we recognized $2.3 million, or $0.05 per share, and $1.4 million, or $0.03 per share, in share-based compensation expense for our share-based awards during the three months ended June 30, 2007 and 2006. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended June 30,
	2007	2006
Research and development	$598	$850
Selling, general and administrative	1,666	544

	$2,264	$1,394

Included in share-based compensation is $0.9 million related to modification of vesting for restricted stock awards for certain executives in connection with separation agreements relating to the merger with Celunol.

These charges had no impact on our reported cash flows.

Acquired in-process Research and Development

We allocated, on a preliminary basis, $42.4 million of the purchase price in connection with our merger with Celunol to acquired in-process research and development projects. Acquired in-process research and development (“IPR&D”) represents the valuation of acquired, to-be-completed research projects. Celunol’s ongoing research and development initiatives have primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were written off in the second quarter of 2007, the period the merger was consummated.

Restructuring Charges

In connection with the decision to reorganize and refocus our resources, in January 2006, we commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of our facilities. We recorded charges of $11.0 million in the first quarter of 2006 related to these activities, under the provisions set forth by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2006, we completed the employee termination activities under this restructuring and do not anticipate further payments or expenses related to employee separation under this program. The facility consolidation costs are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. We recorded a reversal of charges of $25,000 and $266,000 during the quarters ended June 30, 2007 and 2006, reflecting revisions in our estimates for our remaining net facilities consolidation costs. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest Income, net

Interest income on cash and short-term investments was $1.5 million for the quarter ended June 30, 2007 compared to $0.6 million for the quarter ended June 30, 2006. This increase was attributed primarily to the increase in cash and investments resulting from the proceeds from our Convertible Notes offering, as well as higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2006 to 2007.

Interest expense was $2.1 million for the quarter ended June 30, 2007 compared to $0.3 million for the quarter ended June 30, 2006. This increase was attributed to interest accrued on the Convertible Notes issued in March and April 2007.

Provision for Income Taxes

For the years ended December 31, 2006 and 2005, we incurred net operating losses and, accordingly, did not record a provision for income taxes. As of December 31, 2006, we had federal net operating loss carry-forwards of approximately $233.5 million, which will begin to expire in 2011 unless utilized. Our estimated net operating loss carry-forwards for state tax purposes were approximately $48.0 million as of December 31, 2006, which began to expire in 2007 unless utilized. We also had estimated federal research credits of approximately $5.2 million which will begin to expire in 2011, California research credits of approximately $4.0 million which will carry over indefinitely, and California manufacturer’s investment credits of approximately $0.7 million which will begin to expire in 2010. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating loss carry-forwards and credits. We anticipate that we may be subject to limitations pursuant to Section 382 in connection with our previously described merger with Celunol.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Pursuant to the adoption of FIN 48, our net operating loss carryforwards and other credits may be subject to revision.

Results of Operations

Six Months Ended June 30, 2007 and 2006

Revenues

Revenues increased 12%, or $2.3 million, to $22.4 million for the six months ended June 30, 2007 from $20.1 million for the six months ended June 30, 2006. This increase was attributed primarily to an increase in product-related revenue, offset in part by a decrease in collaborative revenue. Our revenue mix has shifted to a larger percentage of product-related revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product-related revenue represented 51% of total revenues for the six months ended June 30, 2007, as compared to 29% of total revenues for the same period in 2006.

Product-related revenue for the six months ended June 30, 2007 increased $5.5 million, or 94%, to $11.4 million from $5.9 million for the six months ended June 30, 2006. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco, as well as increased sales from our other commercial enzyme products, including Quantum phytase and Fuelzyme-LF.

During 2006 and the first quarter of 2007, we shipped a total of approximately $1.1 million in Valley “Ultra-Thin” enzyme to our U.S. distributor, Valley Research, inc., or Valley. We have deferred revenue on our 2006 and 2007 sales of this product to Valley, as we do not believe that all criteria for recognizing revenue related to our sales to Valley have been met. As more fully described in Item 1 of Part II of this Quarterly Report on Form 10-Q—Legal Proceedings, and in the Notes to Condensed Consolidated Financial Statements, we are currently in a legal dispute with Valley over alleged breach of contract, and do not expect significant revenue to result from this distribution agreement. Instead, we plan to market this product under the Fuelzyme™-LF brand through our direct salesforce or other distributors. On March 7, 2007, we issued a letter to Valley terminating our distribution agreement with Valley, effective immediately, on the basis of Valley’s not having met certain minimum purchase requirements. As of June 30, 2007 our deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at June 30, 2007, we had approximately $0.8 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

Collaborative revenue decreased 30%, or $3.8 million, to $9.1 million from $12.9 million and accounted for 41% and 64% of total revenue for the six months ended June 30, 2007 and 2006. This decrease is primarily a result of the restructuring of our Syngenta collaboration, as well as continued de-emphasis of certain collaborations that are not core to our current focus, in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will decrease in 2007 as compared to 2006, primarily related to our new agreement with Syngenta, pursuant to which our minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million through 2009, with $12.0 million of this reduction occurring in 2007.

Grant revenue increased 50%, or $0.6 million, to $1.9 million for the six months ended June 30, 2007 as compared to $1.3 million for the six months ended June 30, 2006. This increase is attributed primarily to a delay in funding for one of our grants during the first quarter of 2006. Since late 2005, we have continued to de-emphasize grants and government contracts that are not core to our strategic focus. We do not expect our grant revenue to return to the levels we achieved in 2005 and 2004.

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

Cost of Product-Related Revenue

Cost of product-related revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product-related revenues. Excluded from cost of product-related revenue are costs associated with the scale-up of manufacturing processes for new products which have not reached commercial-scale production volumes, which we include in our research and development expenses. For the six months ended June 30, 2007, cost of product-related revenue increased $4.1 million to $9.1 million compared to $5.0 million for the six months ended June 30, 2006. This increase resulted primarily from an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product-related revenues and an increase in product-related revenues, including an increase in profit share revenue from Danisco. We generated gross margin of approximately 20% during the six months ended June 30, 2007. This compares to a gross margin of 15% during the six months ended June 30, 2006. This increase is largely due to the overall increase in product-related revenues. Because a large percentage of our manufacturing costs are fixed, we expect to realize continued margin improvements as product-related revenues increase.

Because Phyzyme represents a significant percentage of our product-related revenue, our overall gross margins are impacted to a great degree by the gross margins achieved through sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then share 50% of Danisco’s profit, as defined, when the product is sold to the end user. Our gross margins from Phyzyme have been below expectations to date, due primarily to higher-than-anticipated product launch and related marketing costs that Danisco has incurred, and we expect that such costs will continue at current levels through at least the remainder of 2007.

In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product. We believe that our gross margins should be positively impacted as we grow sales of products we market and sell directly to end users, namely Fuelzyme-LF, which is expected to have higher gross margins than our Phyzyme products.

We also expect that the cost of product-related revenue will decrease as a percentage of product-related revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales for our other products, as well as cost efficiencies we expect to achieve as we scale up production and improve our manufacturing yields. However, our margins may be negatively impacted in the future if our product-related revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, during the quarter ending September 30, 2007, we expect to expand our manufacturing capabilities at Fermic, which will increase our fixed manufacturing cost by additional $0.7 million.

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

For the six months ended June 30, 2007, we estimate that approximately 62% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 38% were spent on internal product and technology development. For the six months ended June 30, 2006, we estimate that approximately 63% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 37% were spent on internal product and technology development.

Research and development direct labor costs and unallocated costs incurred by type of project during the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Collaborations:
Syngenta	$1,417	$2,405
Other	3,293	2,412

Total collaborations	4,710	4,817
Grants	612	542
Internal development	3,328	3,169
Unallocated	16,478	17,986

	$25,128	$26,514

Our internal development costs relate primarily to early-stage discovery of new enzymes, regulatory work for mid-stage development products, and bioprocess development and technical support for late-stage development. We consider early-stage projects to be those which are experimental in nature, and are often short-lived. We consider mid-stage development products to be those that are potential candidates to advance to regulatory and commercialization stages. We consider late-stage products those that have been approved for their intended use by one or more regulatory agencies and have already been introduced commercially, or such commercial introduction is pending.

We estimate that our allocation of internal research and development direct costs during the six months ended June 30, 2007 and 2006 was as follows (in thousands):

	2007	2006
Early-stage product development	$820	$92
Mid-stage product development	137	271
Late-stage product development	1,774	1,540
R&D support activities	597	1,266

	$3,328	$3,169

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

Research and development costs based upon type of cost incurred for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Personnel related	$8,895	$8,527
Laboratory and supplies	4,589	3,435
Outside services	2,274	2,656
Equipment and depreciation	3,654	3,458
Manufacturing scale-up	651	1,039
Share-based compensation	1,018	1,722
Facilities, overhead and other	4,047	5,677

	$25,128	$26,514

Our research and development expenses decreased $1.4 million to $25.1 million (including share-based compensation of $1.0 million) for the six months ended June 30, 2007 from $26.5 million (including share-based compensation of $1.7 million) for the six months ended June 30, 2006. Our facilities and overhead costs decreased by $1.6 million and our outside services costs decreased by $0.4 million, primarily related to our strategic reorganization in January 2006. Our laboratory and supplies costs increased by $1.2 million, due in large part to an increase in third-party costs incurred under our grants, reflective of the corresponding increase in our grant revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 44%, or $3.3 million, to $10.9 million (including share-based compensation of $2.3 million) for the six months ended June 30, 2007 from $7.6 million (including share-based compensation of $1.0 million) for the six months ended June 30, 2006. This increase is largely due to executive severance obligations in connection with the merger, and, to a lesser extent, an increase in share-based compensation, as well as increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business. We entered into transitional employment and severance agreements with certain executives and incurred charges of $2.8 million during the six months ended June 30, 2007 related to severance, bonuses and modifications of equity-based awards. We anticipate that we could incur additional charges in the third quarter resulting from additional modifications to equity awards, pursuant to certain agreements.

We expect our sales and marketing expenses to remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support our anticipated increase in product revenue. We also expect that our selling, general and administrative expenses will increase significantly to support the combined company.

Share-Based Compensation

We recognized $3.3 million, or $0.07 per share, and $2.7 million, or $0.06 per share, in share-based compensation expense for our share-based awards during the six-month periods ended June 30, 2007 and 2006. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Six Months Ended June 30,
	2007	2006
Research and development	$1,018	$1,722
Selling, general and administrative	2,307	973

	$3,325	$2,695

Included in non-cash, share-based compensation is $.0.9 million related to modification of vesting for restricted stock awards for certain executives in connection with separation agreements relating to the merger with Celunol.

These charges had no impact on our reported cash flows.

Acquired in-process Research and Development

We allocated, on a preliminary basis, $42.4 million of the purchase price in connection with our merger with Celunol to acquired in-process research and development projects. Acquired in-process research and development (“IPR&D”) represents the valuation of acquired, to-be-completed research projects. Celunol’s ongoing research and development initiatives have primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were written off in the second quarter of 2007, the period the merger was consummated.

Restructuring Charges

We recorded $58,000 of additional charges during the six months ended June 30, 2007, reflecting revisions in our estimates for our remaining net facilities consolidation costs. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest Income, net

Interest income on cash and short-term investments was $1.9 million for the six months ended June 30, 2007 compared to $1.0 million for the six months ended June 30, 2006, attributed primarily to the increase in cash and investments resulting from the proceeds from our Convertible Notes offering, as well as higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2006 to 2007.

Interest expense was $2.3 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006. This increase was attributed to interest accrued on the Convertible Notes issued in March and April 2007.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, commercial loans, lines of credit, and debt financing. As of June 30, 2007, our strategic partners have provided us more than $285 million in funding since inception and are also committed to additional funding of more than $15 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Future committed funding is subject to our performance under existing agreements, and excludes milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As more fully described in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006, filed with the SEC on March 16, 2007 and March 20, 2007, our independent registered public accounting firm included an explanatory paragraph in their report on our 2006 financial statements related to the uncertainty in our ability to continue as a going concern. At that time, we had insufficient cash and working capital to effect the merger with Celunol and the combined business plan as contemplated. In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds to the Company of approximately $115.1 million. The Convertible Notes are convertible by holders into shares of our common stock at an initial conversion rate of 122.5490 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share.

We also must repay the debt, plus any accrued and unpaid interest, if there is a qualifying change in control or termination of trading of our common stock. In addition, if the average of the volume-weighted average price per share of the Company’s common stock for the 20 consecutive trading days ending on April 1, 2008 is less than $6.40 (the “floor price”) the conversion rate will be adjusted so that the conversion price will be equal to the greater of (1) 127.5% of such average volume-weighted average price and (2) the floor price. A holder that surrenders the Convertible Notes for conversion in connection with a “make-whole fundamental change,” as defined in the Indenture related to the Convertible Notes, that occurs before April 5, 2012 may in certain circumstances be entitled to an increased conversion rate. The right to convert the Convertible Notes will terminate at the close of business on the business day immediately preceding the maturity date.

Our periodic interest payments on the Convertible Notes will total $3.3 million every six months, assuming an outstanding balance of $120.0 million, and will be payable in September and March of each year.

The terms of the Notes include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the Notes may require us to purchase, for cash, all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a “fundamental change”, which is defined in the indenture related to the Notes, occurs, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Notes an event of default under the agreements. If we fail to pay interest on the Notes or to purchase or repurchase the Notes when required, we will be in default under the indenture for the Notes

As of June 30, 2007, we had cash, cash equivalents, and short-term investments of approximately $118.4 million. Our short-term investments as of such date consisted primarily of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

Our operating activities used cash of $16.1 million for the six months ended June 30, 2007. These activities consisted primarily of cash used to fund our net loss of $65.5 million, as well as $5.0 million in merger-related transaction costs. This cash usage was offset in part by acquired in-process research and development of $42.4 million, depreciation of $4.1 million and share-based and compensation charges of $3.3 million.

Our investing activities used cash of $19.8 million for the six months ended June 30, 2007. These activities consisted primarily of advances of $27.5 million made to Celunol in connection with our merger agreement and purchases of property and equipment of $4.5 million, partially offset by cash generated through net maturities of short-term investments of $10.9 million to fund operations.

Our financing activities generated net cash of $113.3 million for the six months ended June 30, 2007, consisting primarily of net proceeds from our Convertible Notes offering.

The following table summarizes our contractual obligations at June 30, 2007 (in thousands):

		Payments due by period
	Total	Less Than 1 Yea	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt	$6,523	$4,050	$2,468	$5	$—
Operating leases	54,166	5,156	11,752	12,712	24,545
Manufacturing costs to Fermic	25,313	10,125	15,188	—	—
License and research agreements	2,714	1,285	570	290	570

Total Contractual Obligations	$88,716	$20,616	$29,978	$13,007	$25,115

We do not have any off-balance sheet arrangements that would give rise to additional contractual obligations as of June 30, 2007.

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four year period. Under the terms of the agreement, we can cancel our committed capacity obligations with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of June 30, 2007, under this agreement we have made minimum commitments to Fermic of approximately $25.3 million over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products. Through June 30, 2007, we had incurred costs of approximately $14.8 million for equipment related to this agreement.

During the last half of 2007, we anticipate funding as much as $1.4 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

Our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights of Phyzyme. If Danisco were to exercise this right, we would likely experience significant excess capacity at Fermic. If we were unable to absorb this excess capacity with other products in the event that Danisco assumed manufacturing rights of Phyzyme, our results of operations and financial condition would be adversely effected.

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (8.25% at June 30, 2007) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

At June 30, 2007, there was approximately $3.5 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $4.7 million under the Letter of Credit Sublimit, as required under our facilities leases.

The Bank Agreement contains standard affirmative and negative covenants and restrictions on actions by us including, but not limited to, activity related to common stock repurchases, liens, investments, indebtedness, and fundamental changes in, or dispositions of, our assets. We may take certain of these actions with the consent of the Bank. In addition, we are required to meet certain financial covenants, primarily a minimum balance of unrestricted cash, cash equivalents, and investments in marketable securities of $25.0 million, including $15.0 million maintained in accounts at the Bank or its affiliates.

As of June 30, 2007, we were in compliance with all debt covenants under our various financing agreements.

Substantial cash requirements will be necessary to execute the Company’s business plan. We believe our cash and investments are sufficient to meet the operating needs of the new company for at least the next 12 months.

We anticipate that we will spend as much as $3.0 in additional capital expenditures for the remainder of 2007 to support our specialty enzymes business. In our biofuels business, we are currently in the process of making further modifications and improvements to our pilot facility and constructing our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. During the first half of 2007, the combined companies have spent in excess of $17 million on these projects in Jennings, and we estimate that the total capital expenditures required to complete these projects will be in the range of $35 million to $40 million through mechanical completion of the demonstration facility in 2008. We plan to finance these purchases with existing cash, as well as additional credit facilities we are currently negotiating with various lending institutions. There can be no assurance that such financing will be available to us on reasonable terms, or at all. If we are unable to acquire additional financing to fund these capital expenditures, our progress on the pilot and demonstration facilities could be significantly delayed or curtailed until such financing is available.

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

Goodwill

We record goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests.

SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of June 30, 2007, we had $110.1 million of goodwill.

In connection with the completion of the merger transaction with Celunol and creation of Verenium Corporation, our management will periodically assess goodwill for potential impairments. If goodwill is deemed impaired, losses could be recorded in future periods.

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

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include our profit-sharing revenues in product-related revenues on the statement of operations. We recognize profit-sharing revenues during the quarter in which such profit sharing revenues are earned, based on calculations provided by our profit-sharing partner. To date, we have generated a substantial portion of our product-related revenues, including profit-sharing revenues, through our agreements with Danisco.

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

Segment Reporting

Effective for fiscal 2007, we have determined that we operate in two segments: specialty enzymes and biofuels. Pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we will be required to report separate financial and descriptive information about our reportable operating segments in our Form 10-K for the fiscal year ended December 31, 2007. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 does not apply to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. As such, no segment disclosures have been included in the accompanying notes to the condensed consolidated financial statements for the quarter and six months ended June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have had an immaterial impact on the fair value of our interest sensitive financial instruments at June 30, 2007 and December 31, 2006. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

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

There are inherent limitations in the effectiveness of any controls, including the possibility of human error and the circumventions or overriding of controls. Consequently, even effective controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

On June 20, 2007, we completed our merger with Celunol, at which time Celunol became a wholly-owned subsidiary of Verenium. In connection with the merger, we experienced changes in our senior management, including the appointment of a new Chief Executive Officer and Chief Financial Officer. We have also expanded our operating locations from a single corporate headquarters in San Diego, California to four separate operating locations in California, Florida, Louisiana, and Massachusetts, and have moved our corporate headquarters to Cambridge, Massachusetts. We are continuing to integrate Celunol’s internal controls over financial reporting into our financial reporting systems. We do not believe that our merger with Celunol will have a material effect on, or is reasonably likely to materially affect, our internal control over financial reporting.

Our CEO and CFO also evaluated whether a change had occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on such evaluation, such officers have concluded that there was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, we executed a settlement agreement with the Plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of

Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied Plaintiffs’ rehearing petition, but clarified that the Plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs have stated that they intend to file amended complaints against the Issuers by mid-August 2007.

On September 22, 2006, we issued a letter to Valley Research, inc., or Valley, communicating our intent to terminate Valley’s exclusive distributorship for Ultra-Thin enzyme on the basis of Valley’s not having met certain minimum sales requirements. On December 7, 2006, Valley filed a civil complaint in San Diego Superior Court against us, alleging breach of contract. In the complaint, Valley alleges that the Valley “Ultra-Thin”™ product was unstable and performed poorly, which caused Valley to be unable to satisfy certain contractual requirements. In the complaint, Valley seeks money damages for our alleged breach of contract, and potentially for additional damages for termination of Valley’s exclusivity. We believe that the claims made by Valley have no merit, and we intend to defend ourselves vigorously. We filed an answer and cross complaint in January 2007 responding to the charges and asserting certain other charges against Valley. On March 7, 2007, we issued a letter to Valley terminating our distribution agreement with Valley, effective immediately, on the basis of Valley’s not having met certain minimum purchase requirements. On July 10, 2007, Valley filed a First Amended Complaint alleging various claims including breach of contract, fraud, intentional and negligent interference with contract and trade secret misappropriation among others. On July 18, 2007, we filed a First Amended Cross-Complaint identifying Verenium Corporation as the successor in interest to Diversa Corporation, and on July 19, 2007, Verenium removed Valley’s lawsuit to the United States District Court for the Southern District of California based on diversity jurisdiction. We are challenging Valley’s First Amended Complaint by way of a motion to dismiss, which is scheduled for hearing and/or submission on October 12, 2007.

On February 14, 2007, a patent interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by Maxygen, Inc. with allowable claims directed to GeneReassembly. Maxygen seeks an entry of adverse judgment against us. A schedule for the motion phase of the interference proceeding was discussed with the Administrative Patent Judge in April 2007. The Administrative Patent Judge granted our request to treat two of our motions as threshold motions. The first is a motion for no interference in fact, and the second is a motion for unpatentability of Maxygen’s patent application due to lack of written description. Both of our motions were submitted to the Administrative Patent Judge in May 2007 for consideration.

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

We have incurred net losses since our inception, including a net loss of approximately $55.2 million for the quarter ended June 30, 2007. As of June 30, 2007, we had an accumulated deficit of approximately $395.0 million. Through June 20, 2007, the date of the closing of our merger with Celunol Corp., our losses were attributable to our specialty enzymes business. We expect to continue to incur additional losses in 2007 and 2008 in our specialty enzymes business as we continue to develop specialty enzyme products, and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. Beginning with the closing of our merger with Celunol Corp. on June 20, 2007, we expect to begin to incur additional losses as we pursue our vertical integration strategy within biofuels.

To date, most of our revenue has been derived from collaborations and grants related to our specialty enzymes business, and we expect that a significant portion of our revenue for 2007 will result from the same sources. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. We anticipate that our sales and marketing expenses will remain at comparable levels, or increase, in future periods as we introduce new products and invest in the necessary infrastructure to support an anticipated increased level of product revenues. Even if we generate significant additional revenue in our specialty enzymes business, we do not expect to achieve overall profitability for at least the next four years as we make additional investments to implement our vertical integration strategy within biofuels. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones and achieve milestones under them, but we must also develop products or technologies that we or our partners choose to commercialize and that are commercially successful and from which we can derive revenue through sales or royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

* We recently sold an aggregate $120 million of our 5.50% Convertible Senior Notes due 2027, or the Notes, and may not have the ability to raise the funds to pay interest on the Notes or to purchase the Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the Notes may require us to purchase, for cash, all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a “fundamental change”, which is defined in the indenture related to the Notes, occurs, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Notes an event of default under the agreements. If we fail to pay interest on the Notes or to purchase or repurchase the Notes when required, we will be in default under the indenture for the Notes.

*Our increased leverage as a result of our issuance of the Notes may harm our financial condition and results of operations.

Our total consolidated long-term debt as of June 30, 2007, which includes the Notes, was $122.3 million and represented approximately 49% of our total capitalization as of that date. In addition, the indenture for the Notes does not restrict our ability to incur additional indebtedness.

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

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

*We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment in us.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

We may encounter difficulties managing our growth, which could adversely affect our results of operations.

Our strategy includes entering into and working on simultaneous projects, frequently across multiple industries, in both our specialty enzymes and biofuels businesses. This strategy places increased demands on our limited human resources and requires us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel, especially with respect to our vertical integration strategy within biofuels. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

*We expect to require additional capital to fund our operations, especially in relation to our implementation of our vertical integration strategy within biofuels, and we may need to enter into financing arrangements with unfavorable terms or which could adversely affect the ownership interest and rights of our common stockholders as compared to our other stockholders. If such financing is not available, we may need to cease operations.

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

•

Expenditures and investments to implement our vertical integration strategy within biofuels, including increased capital expenditures in relation to such strategy, for example, to build pilot and demonstration facilities.

We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to cease operations. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, such debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We currently have a $14.6 million term loan in place that includes a letter-of-credit subfacility which we expect to refinance or expand in the future and the terms of any refinancing could include higher interest rates, a security interest over some or all of our assets and restrictions on our operations. In addition, we expect to attempt to raise funds in the non-recourse, project-finance capital markets to finance growth of our project portfolio. Such funds may not be available to us or may be available on terms not satisfactory to us. We will also pursue federal, state and local financial incentives such as loan guarantee programs and grants as appropriate, but such funds may not be available to us in adequate amounts, if at all. Any inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

*If we engage in any acquisitions, we will incur a variety of costs and may potentially face numerous other risks that could adversely affect our business operations.

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of June 30, 2007, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

•	issue additional equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial additional debt; or

•	assume additional liabilities.

We may not be able to successfully integrate any businesses, assets, products, technologies, or personnel that we might acquire in the future without a significant expenditure of operating, financial, and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our current and/or prospective collaborative partners and/or customers. We may also need to write off goodwill associated with any acquisitions we may undertake, including our recently completed merger with Celunol Corp. Any of these adverse consequences could harm our business.

*Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights due to becoming involved in expensive lawsuits or administrative proceedings.

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

Our intellectual property rights may be challenged by others. For example, in February 2007, an interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by another company with allowable claims directed to GeneReassembly. A schedule for the motion phase of the interference proceeding was discussed with the Administrative Patent Judge in April 2007. The Administrative Patent Judge granted our request to treat two of our motions as threshold motions. The first is a motion for no interference in fact, and the second is a motion for unpatentability of Maxygen’s patent application due to lack of written description. Both of our motions have been submitted to the Administrative Patent Judge for consideration. Other than this interference proceeding, we are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	stop production of cellulosic ethanol at our production facilities;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products, facilities or processes that use any allegedly infringing technology.

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

*Our results of operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Furthermore, upon implementing our business plan, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under Comprehensive Environmental Response, Compensation and Liability Act, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations, and interpretations thereof, applicable to ethanol operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

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

The ethanol production and marketing industry is extremely competitive. In addition to cellulosic ethanol producers using different technology platforms, our competitors will be grain ethanol producers, as well as other providers of alternative and renewable fuels. Significant competitors in the grain ethanol production and marketing industry include Archer Daniels Midland Company, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc. Many companies are engaged in research and development activities in the emerging cellulosic ethanol industry, and companies with announced pilot facility and/or demonstration facility development activities in the cellulosic ethanol space include Abengoa Bioenergy Corp., BlueFire, Genencor, Iogen Corporation, Losonoco, Mascoma, Range Fuels, and Xethanol. Larger industrial companies with announced cellulosic strategies include Archer Daniels Midland, DONG Energy (Elsam), DuPont/POET (formerly known as Broin), Tate & Lyle, and Novozymes. Cellulosic gasification technologies are being pursued by companies including ClearFuels and BRI-Infinium. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of ethanol from cellulosic biomass or other feedstocks, such as municipal or construction waste, production of cellulosic ethanol or other fuels employing different steps within the production process, such as acid hydrolysis and/or gasification, and/or the production of other alternative fuels or biofuels, such as biobutanol. Some of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and prevent us from achieving any market share, sales and/or profitability, adversely affect our results of operations and financial position.

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

*We may not be able to successfully integrate following the merger with Celunol, or we may not realize the anticipated strategic, financial and other goals of the merger.

We will be exposed to a number of risks in connection with the integration process following our merger with Celunol, including:

•	we may find that we are unable to realize the synergies we anticipated when we combined the companies in the merger or that the economic conditions underlying our merger decision have changed;

•	we may have difficulty integrating the assets, technologies, operations or personnel, or retaining the key personnel of the two companies; and

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises.

Additionally, we do not expect our businesses to be completely integrated for quite some time and expect that our on-going integration efforts will continue to demand time and energy from our management. We also cannot predict how our customers, suppliers and collaborators will react to the merger and our operations and cannot assure you that we will be successful in preserving our development, collaboration, distribution, marketing, strategic and other important relationships. In addition, a portion of our common stock which was paid as consideration in the merger remains in an escrow account and is subject to indemnification claims that we may make. Claims for indemnification against this escrow fund may result in disagreements with members of our management, which may in turn distract them from their duties and impair our management’s ability to work together successfully.

*If we lose key personnel or are unable to attract and retain additional personnel, it could delay our product development programs, harm our research and development efforts, and we may be unable to pursue collaborations or develop our own products.

The loss of any key members of our management, including Carlos A. Riva, our President and Chief Executive Officer or John A. McCarthy, Jr., our Chief Financial Officer, or business development or scientific staff, or failure to attract or retain other key management, business development or scientific employees, could prevent us from developing and commercializing biofuels and cellulosic ethanol and other new products and entering into collaborations or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area, or due to competition for, or availability of, personnel with the qualifications or experience necessary for our biofuels business, particularly in the Jennings, Louisiana area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our collaborative partners in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, and engineers. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

Risks Specific to Our Vertically Integrated Biofuels Business

*We may not be successful in the development of individual steps in, or an integrated process for, the production of ethanol from cellulosic biomass at commercial scale in a timely or economic manner or at all.

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

We are currently focused on the pilot—scale research and development of such processes in our pilot facility in Jennings, Louisiana, as well as the construction of a demonstration-scale facility located at the same site that is intended to demonstrate the economics of cellulosic ethanol production using our proprietary processes. We have not yet attempted to perform any elements of the cellulosic ethanol production process beyond pilot scale. We have limited experience with sourcing cellulosic feedstocks and distilling ethanol produced from biomass, and we have no experience storing and/or distributing significant volumes of ethanol produced from biomass sources. To date, we have focused the majority of our research and development efforts on producing ethanol from corn stover, sugarcane bagasse, and wood. The technological and logistical challenges associated with each one of these processes are extraordinary, and we may not be able to resolve such difficulties in a timely or cost effective fashion, or at all. Even if we are successful in developing an economical commercial-scale process for converting a particular cellulosic biomass to cellulosic ethanol, we may not be able to adapt such process to other biomass raw materials.

While we have a pilot-scale cellulosic ethanol facility and have begun construction of a demonstration-scale cellulosic ethanol facility to demonstrate the economics of cellulosic ethanol production using our proprietary processes, we have yet to begin construction of a large-scale commercial cellulosic ethanol facility. While we have estimated the construction and operating costs for our initial large-scale commercial cellulosic ethanol facilities, these assumptions may prove to be incorrect. Accordingly, we cannot be sure that we can manufacture cellulosic ethanol in an economical manner at large scale. If we fail to commence large-scale production in a timely manner or to develop large-scale manufacturing capacity and experience, or fail to manufacture cellulosic ethanol economically on a commercial scale or in commercial volumes, our commercialization of cellulosic ethanol and our business, financial condition, and results of operations will be materially adversely affected.

We may not be able to implement our planned expansion strategy to build, own and operate commercial-scale cellulosic ethanol facilities, including as a result of our failure to successfully manage our growth, which would prevent us from achieving our goals.

Our strategy currently includes the development of a pilot-scale facility for process development, a demonstration plant to validate the economics of our processes at commercial-scale volumes of cellulosic ethanol production, and commercial scale plants for the production of large quantities of ethanol for commercial distribution and sale. We plan to grow our business by investing in new facilities and/or acquiring existing facilities, as well as pursuing other business opportunities such as the production of other renewable fuels to the extent we deem those opportunities advisable. We believe that there is increasing competition for suitable production sites. We may not find suitable sites for construction of new facilities, suitable acquisition candidates or other suitable expansion opportunities.

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

*If we are unable to successfully commercialize our technology, our business may fail to generate sufficient revenue, if any, which would adversely affect our operating results.

We expect to derive a significant portion of our revenue from the commercialization of our proprietary technology for producing fuel-grade cellulosic ethanol by developing, either alone or with partners, cellulosic ethanol production plants and by licensing our proprietary technology. In order to develop a viable cellulosic ethanol business, we will need to successfully complete the construction of our demonstration facility and then successfully design, finance and construct commercial-scale cellulosic ethanol facilities, and prove that we can operate commercial-scale ethanol facilities at costs that are competitive with grain-based ethanol facilities, and other cellulosic ethanol technologies that may be developed and other alternative fuel technologies that may be developed. Currently, there are no commercial-scale cellulosic ethanol production plants in operation in the United States, and we have no previous experience developing, constructing or operating commercial-scale cellulosic ethanol production plants. We have only recently completed an upgrade of our pilot facility in Jennings, Louisiana, and we expect to continue to make enhancements and modifications to the pilot facility in parallel with the construction of our demonstration-scale facility in Jennings. In addition, we have only recently broken ground on the construction of our first demonstration-scale cellulosic ethanol facility. There can be no assurance that we will be able to develop and operate cellulosic ethanol production plants on a commercial scale, that we will be able to successfully license our technology to third parties, or that any cellulosic ethanol facilities developed by us or our licensees can be profitable.

*We may be required to write down the value of our goodwill.

As of June 30, 2007, we had recorded $110.1 million of goodwill resulting from our merger with Celunol. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. The plans and estimates used to value these assets may be incorrect. If our actual results are worse than the plans and estimates we used to assess the recoverability of Celunol’s assets in connection with the merger, or our plans and estimates are otherwise incorrect, we could incur impairment charges relating to the goodwill resulting from our merger with Celunol, including up to the full $110.1 million of goodwill.

*If we are unable to successfully operate our pilot cellulosic ethanol production facility or to successfully construct and operate our demonstration-scale cellulosic ethanol production facility, we may be unable to proceed with the development of cellulosic facilities on a commercial-scale, which would have a material adverse effect on our business.

We have not built or operated demonstration- or commercial-scale cellulosic ethanol facilities to date. The development of a portfolio of ethanol production facilities is dependent on the performance of our pilot facility, which we continue to upgrade, as well as our demonstration facility now under construction. The operation of our pilot facility and the construction of our demonstration facility might be subject to significant interruption and delay in case of a major accident or damage from severe weather or other natural disasters, or due to supply shortages of necessary materials and services which we, along with other participants in the ethanol industry, have experienced. For these and other reasons, the operation of our pilot facility and the construction of our demonstration facility may be subject to significant cost overruns from our budgeted amounts, and we anticipate that we will need to obtain additional financing to fund certain capital expenditures for our pilot facility and demonstration facility which may not be available on satisfactory terms, or at all. If we are unable to acquire additional financing to fund these capital expenditures, our progress at the pilot facility and demonstration facility could be significantly delayed or curtailed until such financing is available. In addition, our demonstration facility, once constructed and operational, may not produce ethanol in sufficient quantities or the operating costs for the facility may be significantly higher than we have expected. If we are unable to produce ethanol in the demonstration facility at competitive variable and/or total costs, we may be unable to proceed with the development of commercial-scale facilities.

*In order to successfully develop commercial-scale facilities, we will need to address siting, construction and other issues, and if we fail to successfully overcome these issues we will not be able to commercialize our technology.

Even if we can demonstrate that our technology can be deployed on a commercial-scale to produce cellulosic ethanol on a cost-competitive basis, in order to be successful we must develop a number of commercial-scale projects. In order to successfully develop commercial-scale projects, we must overcome a number of risks and uncertainties including the following:

•

Sites. In order to develop commercial facilities, we will need to identify and obtain rights to appropriate sites. In evaluating and obtaining sites, we will need to address a number of issues, including the proximity to potential feedstocks and proximity to transportation infrastructure and end-user markets. Competition for suitable cellulosic ethanol production sites may increase as the market evolves. We may not find suitable additional sites for the construction of new facilities.

•

Joint Venture Partners. In addition to identifying sites for projects we develop on our own, we may seek to develop commercial facilities through joint venture partners. We may not find suitable joint venture partners for construction of new facilities. As the market for cellulosic ethanol projects evolves, competition may increase for potential joint venture partners with favorable sites.

•

Off-Take Arrangements. In order to successfully develop a commercial-scale facility, we will need to enter into off-take arrangements for the sale of ethanol to be produced at that facility. If we are unable to enter into appropriate off-take arrangements, we may be unable to obtain project financing for the particular facility.

•

Construction. We will need to identify and retain a significant number of contractors, engineering firms, construction firms and equipment suppliers on satisfactory terms in order to be able to develop and construct multiple commercial-scale cellulosic ethanol facilities. These vendors also receive requests and orders from other companies in the ethanol and other industries and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. If we are unable to enter into construction and supply contracts on satisfactory terms, we will not be able to obtain financing for our commercial scale projects. In addition, our construction costs may also increase to levels that would make a new facility too expensive to develop or unprofitable to operate.

•

Operating Risks. If we are able to build commercial scale ethanol facilities, our operation of these facilities may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above. Any delay in development or interruption due to these potential operational risks could result in substantial losses and material adverse effects on our results of operations.

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

*In order to gain broad acceptance of our technology, we will need to enter into licensing arrangements with third parties, and if we fail to successfully identify and enter into licenses with qualified third parties or to successfully manage existing and future licensing relationships, we may not be able to successfully commercialize our technology.

We currently have a technology transfer agreement in place with Marubeni Corporation and Tsukishima Kikai Co., Ltd. We also expect that a significant portion of our future revenue will be derived from licensing agreements that we will enter into in the future. If we fail to enter into and maintain license agreements, we may not be able to gain broad acceptance for our technology, grow a business or generate sufficient revenues to support our operations. Our future license opportunities could be harmed if:

•	we do not successfully operate our pilot facility or successfully construct and operate our demonstration facility;

•	we are unable to successfully develop commercial-scale facilities;

•	we develop processes or enter into licenses that conflict with the business objectives of our existing licensees;

•	we disagree with our licensees as to rights to intellectual property we develop or our licensees’ research programs or commercialization activities;

•	we are unable to manage multiple licensee relationships;

•	our licensees become our competitors or enter into agreements with our competitors;

•	our licensees become less willing to expend their resources on research or development due to general market conditions or other circumstances beyond our control; or

•	consolidation in our target markets limits the number of potential strategic licensees or we are unable to negotiate additional license agreements having terms satisfactory to us.

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

*The feedstocks, raw materials and energy necessary to produce ethanol may be unavailable or may increase in price, adversely affecting our sales and profitability.

We intend to use various sources of cellulosic biomass, such as sugarcane bagasse, dedicated energy crops, agricultural residues (which may include corn stover), switchgrass and wood, to make cellulosic ethanol. However, rising prices for any or all of these feedstocks would produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally would not allow us to pass along increased costs to customers, because the price of ethanol is primarily determined by other factors, such as the price of oil and gasoline. Additionally, once we elect to use a particular feedstock in the ethanol production process, it may be technically or economically impractical to change to a different feedstock. At certain levels, feedstock prices may make ethanol uneconomical to use in markets where the use of fuel oxygenates is not mandated.

Weather conditions and other factors affecting crop yields, farmer planting decisions, and general economic, market and regulatory factors may influence the availability, transportation costs and price of biomass feedstocks used in our pilot facility and to be used in our demonstration- and commercial-scale production facilities. There can be no guarantee that feedstock costs to us may not increase over time. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply, also impact the price and transportation costs of agricultural products. The significance and relative effects of these factors on the potential cost of feedstocks are difficult to predict. Any increase in the cost of feedstocks will result in increased costs, and negative effects on our operating results. Other inputs to our cellulosic-ethanol production process will also be subject to price variation. These include chemicals, nutrients, enzymes, acid and lime, among others. Increases in the costs of these materials, or our failure to achieve reductions in the use of such materials, could increase our operating costs and have negative effects on our operating results. The gross margin of our anticipated ethanol production business depends principally on the spread between the price for ethanol and our production costs. Any increase in production costs or decrease in the demand or price of ethanol will negatively affect our business.

The production of ethanol also requires a significant amount of other raw materials and energy, primarily water, electricity and natural gas. We plan to utilize the lignin remaining after the pretreatment of cellulosic biomass as a source of energy to power our cellulosic ethanol production facilities, however we may not be successful in using lignin as a source of energy and, if so, we may have to use electricity supplemental fuels such as natural gas. The prices of electricity and supplemental fuels such as natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and supplemental fuels that our facilities will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production.

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

If ethanol demand does not increase, or decreases, there may be excess capacity in our industry which would likely cause a decline in ethanol prices, adversely impacting our results of operations, cash flows and financial condition.

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

*Our competitive position, financial position and results of operations may be adversely affected by technological advances.

Even if we are able to execute our business plan and develop commercial-scale cellulosic ethanol production plants and successfully license our proprietary technology, the development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For example, any technological advances by others in the efficiency or cost to produce ethanol from corn or other biomass could have an adverse effect on our competitiveness. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol. Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on the results of our operations and financial position.

*The termination or loss of our exclusive license from the University of Florida Research Foundation, Inc., would have a material adverse effect on our business.

We have an exclusive worldwide license to use, develop and commercially exploit the ethanol production patent estate of the University of Florida Research Foundation, Inc., or UFRFI, which consists of 16 U.S. patents, 6 pending U.S. patent applications, 57 foreign patents, 56 foreign patent applications and other related proprietary ethanol technology, and any extensions and improvements thereof for the production of ethanol, all of which is referred to herein as the UFRFI technology. The UFRFI license agreement expires on the later of October 2015 or the expiration of the last patent related to the UFRFI licensed technology. Based on the latest to expire of the current granted U.S. patents, the UFRFI license agreement will extend into 2022. Pending and future patent applications related to the UFRFI licensed technology, if granted, would extend the expiration date of the UFRFI license agreement beyond 2026. Loss of the rights to the UFRFI technology licensed to us, for example, due to our inability to comply with the terms and conditions or otherwise, of the UFRFI license agreement, would have a material adverse effect on our business.

*Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our contemplated operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our contemplated licensing and cellulosic ethanol production operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	the automobile industry’s adoption of manufacturing flexible fuel vehicles;

•	additional rail capacity affecting distribution of ethanol;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol; and

•	growth in service stations equipped to handle ethanol fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand for our proprietary technology or the production of cellulosic ethanol, impede our delivery of cellulosic ethanol, impose additional costs on us, or otherwise have a material adverse effect on its results of operations or financial position. Our contemplated business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

*New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity.

A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we have. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in the ethanol industry consists of smaller-sized facilities. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect the results of our contemplated cellulosic ethanol production operations and financial position.

Risks Specific to Our Specialty Enzymes Business

*We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing many of our specialty enzyme products and achieving or sustaining profitability.

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements relating to our specialty enzymes business with Syngenta AG, BASF, Bayer Animal Health, Bunge Oils, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, and Xoma. For the six months ended June 30, 2007, approximately 28% of our revenue was from Syngenta. While we expect our product-related revenue to continue to account for a greater proportion of our total revenue, we expect that a significant portion of our 2007 revenue in our specialty enzymes business will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential specialty enzyme products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize specialty enzyme products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered specialty enzyme products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop specialty enzyme products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these specialty enzyme products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our specialty enzyme products, grow our specialty enzyme business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

*We do not own equipment with the capacity to manufacture products on a commercial scale. If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own capacity to manufacture specialty enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our specialty enzyme products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture Fuelzyme™-LF enzyme, Phyzyme™ XP, Bayovac® SRS, Quantum™ phytase, Luminase™ PB-100 enzyme, Luminase™ PB-200 enzyme, Pyrolase 160 enzyme, Pyrolase 200 enzyme, and Cottonase™ enzyme. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country, and is our sole-source supplier for most of our commercial enzyme products. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of specialty enzyme products, and harm our relationships with our specialty enzyme strategic partners, collaborators, or customers.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights of Phyzyme. If Danisco were to exercise this right, we would likely experience significant excess capacity at our third party manufacturing facility. If we were unable to absorb this excess capacity with other products in the event that Danisco assumed manufacturing rights of Phyzyme, our results of operations and financial condition would be adversely effected.

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

•	our ability to successfully satisfy all pertinent regulatory requirements;

•	our ability to successfully commercialize products or processes developed independently and the demand for such products or processes;

•	general and industry specific economic conditions, which may affect our, and our collaborative partners’, research and development expenditures; and

•	increased expenses related to the implementation of our vertical integration strategy within biofuels.

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

*Our stock price has been and may continue to be particularly volatile.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	significant accidents, damage from severe weather or other natural disasters affecting our pilot facility;

•	interruption or delay in the construction of our demonstration facility;

•	risks and uncertainties related to siting, permitting, construction, materials and equipment procurement, and other issues related to development of commercial-scale facilities;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	reductions in the price of gasoline or increases in the prices for biomass feedstocks;

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	future royalties from product sales, if any, by our collaborative partners;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of the combined company’s intellectual property rights or otherwise;

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

*The market price of our common stock may decline as a result of our merger with Celunol.

The market price of our common stock may decline as a result of our merger with Celunol for a number of reasons including if:

•	we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on our business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on our business and prospects from the merger.

*Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 58% of our outstanding common stock as of July 31, 2007. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of July 31, 2007, Syngenta and its affiliates controlled approximately 12.7% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of July 31, 2007, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 12.7% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market could adversely affect the market price of our stock.

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

We sold the notes to UBS Securities LLC, Jefferies & Company, Inc., Canaccord Adams Inc. and Cantor Fitzgerald & Co. in reliance upon the private placement exemption afforded by Section 4 (2) of the Securities Act of 1933, as amended. The initial purchasers offered and sold the notes to “qualified institutional buyers” under Rule 144A of the Securities Act of 1933, as amended. We have agreed to file a registration statement under the Securities Act to permit registered resale of the notes and of the common stock issuable upon their conversion.

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

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through June 30, 2007, approximately $22 million of the net proceeds had been used to purchase property and equipment and approximately $132 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2007 Annual Meeting of Stockholders on June 20, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions and broker non-votes with respect to each matter. All the proposals introduced at our 2007 Annual Meeting of Stockholders were approved by our stockholders.

a)	The stockholders elected the two nominees for the board of directors to hold office until the 2010 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Dr. Fernand Kaufmann	33,755,205	4,845,815
Mr. Mark Leschly	34,882,298	3,718,722

b)	The stockholders approved the issuance of our common stock pursuant to the merger with Celunol:

Votes
For	Against	Abstain
29,649,252	3,885,401	5,120

There were 5,438,078 broker non-votes.

c)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2007:

Votes
For	Against	Abstain
37,110,784	1,489,590	7,646

There were no broker non-votes.

d)	The stockholders approved the adoption of our 2007 Equity Incentive Plan:

Votes
For	Against	Abstain
26,402,555	6,580,928	186,461

There were 5,438,078 broker non-votes.

e)	The stockholders approved the adoption of an amendment to our Employee Stock Purchase Plan to increase the number of shares authorized for issuance under that plan by 1,500,000 shares:

Votes
For	Against	Abstain
31,866,954	1,275,306	27,684

There were 5,438,078 broker non-votes.

f)	The stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 90,000,000 to 170,000,000 shares:

Votes
For	Against	Abstain
36,704,865	1,873,120	30,035

There were no broker non-votes.

g)	The stockholders approved the adoption of an amendment to our Amended and Restated Certificate of Incorporation to remove a provision related to indemnification for our agents:

Votes
For	Against	Abstain
36,883,739	1,672,609	51,671

There were no broker non-votes.

h)	The stockholders approved the adjournment of the 2007 Annual Meeting, if necessary, to solicit additional proxies for Proposal No. 2 related to the merger with Celunol:

Votes
For	Against	Abstain
34,213,027	4,338,759	56,233

There were no broker non-votes.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization among Diversa Corporation, Concord Merger Sub, Inc., Celunol Corp. and William Lese, as the representative of the stockholders of Celunol dated as of February 12, 2007(5)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of March 22, 2007, by and among Diversa Corporation, Concord Merger Sub, Inc., Celunol Corp. and William Lese (8)

3.1	Amended and Restated Certificate of Incorporation of Verenium Corporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation filed March 16, 2007.(11)

3.3	Certificate of Amendment of Restated Certificate of Incorporation filed June 26, 2007.(12)

3.4	Amended and Restated Bylaws of Verenium Corporation.(1)

3.5	Amendment to Bylaws of Verenium Corporation.(8)

4.1	Form of Common Stock Certificate of Verenium Corporation.(13)

4.2	Rights Agreement by and between Verenium Corporation (formerly known as Diversa Corporation) and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	Amendment to Rights Agreement by and between Verenium Corporation (formerly known as Diversa Corporation) and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(4)

4.4	Second Amendment to Rights Agreement by and between Verenium Corporation (formerly known as Diversa Corporation) and American Stock Transfer and Trust Company, as Rights Agent dated as of February 12, 2007. (5)

4.5	Verenium Corporation (formerly known as Diversa Corporation) Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.6	Warrant issued by Verenium Corporation (formerly known as Diversa Corporation) to Syngenta Participations AG. (6)

4.7	Registration Rights Agreement among Verenium Corporation (formerly known as Diversa Corporation), Syngenta Participations AG and Torrey Mesa Research Institute dated as of December 3, 2002. (6)

4.8†	Registration Rights Agreement by and between Verenium Corporation (formerly known as Diversa Corporation) and Glaxo Group Limited dated as of July 18, 2003. (10)

4.9	Indenture, dated March 28, 2007, between Verenium Corporation (formerly known as Diversa Corporation) and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027. (9)

Exhibit Number	Description of Exhibit

4.10	Registration Rights Agreement, dated March 28, 2007, among Verenium Corporation (formerly known as Diversa Corporation) and the Initial Purchasers identified therein. (9)

10.1	Amendment No. 1 to Promissory Note, dated May 7, 2007, between Verenium Corporation (formerly known as Diversa Corporation) and Celunol Corp.(2)

10.2	Amendment No. 2 to Promissory Note, dated June 12, 2007, between Verenium Corporation (formerly known as Diversa Corporation) and Celunol Corp.(14)

10.3*	Amended employment agreement, dated May 11, 2007, between Verenium Corporation (formerly known as Diversa Corporation) and William H. Baum.(7)

10.4*	Transitional employment agreement, dated May 7, 2007, between Verenium Corporation (formerly known as Diversa Corporation) and R. Patrick Simms.(7)

10.5*	Employment Agreement, dated June 20, 2007, between Verenium Corporation (formerly known as Diversa Corporation) and Carlos A. Riva.(12)

10.6*	Verenium 2007 Equity Incentive Plan.(16)

10.7*	Verenium Corporation 1999 Employee Stock Purchase Plan.(15)

10.8*	Form of Executive Officer 2007 Equity Incentive Plan Option Agreement.(17)

10.9*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement.(17)

10.10*	Form of Stock Option Grant Notice and Form of Exercise for use in connection with Executive Officer 2007 Equity Incentive Plan Option Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement.(17)

10.11*	Form of Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(17)

10.12*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(17)

10.13*	Form of Restricted Stock Bonus Grant Notice for use in connection with Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(17)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392) filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference
(5)	Filed as an exhibit to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2007 and incorporated herein by reference.
(9)	Filed as an exhibit to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-143849) filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145061) filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062) filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: August 9, 2007	/S/ JOHN A. MCCARTHY, JR.

John A. McCarthy, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)