Form 10-Q
period 2007-09-30
VERENIUM CORP
filed 2007-11-09
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2007 was 63,094,299.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$81,732	$38,541
Short-term investments	6,328	13,371
Accounts receivable, net (including $592 and $418 from a related party at September 30, 2007 and December 31, 2006)	9,158	8,646
Inventories, net	5,426	4,098
Prepaid expenses and other current assets	3,050	2,378

Total current assets	105,694	67,034
Property and equipment, net	56,523	12,418
Goodwill	106,384	—
Other assets	5,921	453

Total assets	$274,522	$79,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,290	$5,192
Accrued expenses	11,501	8,876
Restructuring reserve, current portion	1,654	1,908
Deferred revenue, current portion (including $1,998 and $2,906 from a related party at September 30, 2007 and December 31, 2006)	4,307	5,395
Notes payable, current portion	3,217	5,223

Total current liabilities	33,969	26,594
Convertible senior notes	120,000	—
Notes payable, less current portion	1,702	3,724
Deferred revenue, less current portion ( including $50 and $200 from a related party at September 30, 2007 and December 31, 2006)	196	783
Restructuring reserve, less current portion	4,506	5,888

Total liabilities	160,373	36,989
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock—$0.001 par value; 170,000 and 90,000 shares authorized, 63,119 and 48,235 shares issued and outstanding, at September 30, 2007 and December 31, 2006	63	48
Additional paid-in capital	529,595	372,415
Accumulated deficit	(415,497)	(329,486)
Accumulated other comprehensive loss	(12)	(61)

Total stockholders’ equity	114,149	42,916

Total liabilities and stockholders’ equity	$274,522	$79,905

Note: The balance sheet data at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues (including related-party revenues of $3,524 and $7,412 for the three months ended September 30, 2007 and 2006; $9,713 and $16,982 for the nine months ended September 30, 2007 and 2006):
Product revenue	$6,331	$4,690	$17,727	$10,566
Collaborative revenue	4,075	9,200	13,202	22,149
Grant revenue	455	422	2,374	1,705

Total revenues	10,861	14,312	33,303	34,420

Expenses:
Cost of product revenue	4,751	3,662	13,889	8,664
Research and development	16,119	11,162	41,247	37,676
Selling, general and administrative	9,873	3,078	20,724	10,628
Acquired in-process research and development	—	—	42,400	—
Restructuring expenses	—	776	58	11,533

Total operating expenses	30,743	18,678	118,318	68,501

Loss from operations	(19,882)	(4,366)	(85,015)	(34,081)
Interest and other income (expense) net	(611)	391	(996)	933

Net loss	$(20,493)	$(3,975)	$(86,011)	$(33,148)

Basic and diluted net loss per share	$(0.34)	$(0.08)	$(1.64)	$(0.72)

Weighted average shares used in computing basic and diluted net loss per share	60,483	46,779	52,334	46,231

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(86,011)	$(33,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	42,400	—
Depreciation and amortization	6,439	6,798
Share-based compensation	8,390	4,266
Non-cash restructuring charges	—	226
Unrealized loss on short term investments	49	—
Changes in operating assets and liabilities:
Accounts receivable	(312)	(4,176)
Other assets	(417)	(369)
Accounts payable and accrued expenses	3,554	(642)
Restructuring reserve	(1,635)	7,826
Deferred revenue	(1,676)	959

Net cash used in operating activities	(29,219)	(18,260)

Investing activities:
Purchases of short-term investments	(228,781)	(162,546)
Sales and maturities of short-term investments	235,824	174,611
Purchases of property and equipment, net	(20,445)	(2,523)
Cash acquired in merger with Celunol Corp., net of transaction costs paid	957	—
Advances made to Celunol Corp.	(27,500)	—

Net cash (used in) provided by investing activities	(39,945)	9,542

Financing activities:
Proceeds from issuance of convertible notes, net of issuance costs of $5,246	114,754	—
Proceeds from sale of common stock	1,795	9,564
Principal payments on debt obligations	(4,194)	(5,592)
Advances under notes payable	—	3,088

Net cash provided by financing activities	112,355	7,060

Net increase (decrease) in cash and cash equivalents	43,191	(1,658)
Cash and cash equivalents at beginning of period	38,541	43,859

Cash and cash equivalents at end of period	$81,732	$42,201

Supplemental disclosure of non-cash operating and financing activities:
Value of common shares issued in connection with the Celunol merger	$142,900	$—
Fair value of warrants and options issued in connection with the Celunol merger	$4,110	$—
Common stock issued to settle employee bonus liabilities	$—	$620

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

As more fully described in Note 8, “Convertible Notes Offering”, in March and April 2007, the Company completed a convertible debt offering, which generated net cash proceeds of approximately $114.8 million.

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

3. Goodwill

The Company records goodwill and other intangible assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different acceptable generally accepted valuation methods to estimate the value of intangible assets acquired, the Company uses the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect the Company’s net operating results.

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

As of September 30, 2007, the Company recorded $106.4 million of goodwill on its balance sheet, resulting from its recent merger with Celunol Corp., as more fully described in Note 7, “Merger Transaction.”

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

Product Revenue

The Company recognizes product revenue at the time of shipment to the customer provided all other revenue recognition criteria have been met. The Company recognizes revenue on product sales through third-party distribution agreements, if the distributor has a right of return, in accordance with the provisions set forth in SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under SFAS No. 48, the Company recognizes product revenues upon shipment to distributors, provided that (i) the price is substantially fixed and determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes product profit-sharing revenue during the quarter in which such revenue is earned, based on calculations provided by the Company’s profit-sharing partner. Profit-sharing revenue is included in product revenue in the statement of operations.

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

Revenue Arrangements with Multiple Deliverables

The Company sometimes enters into revenue arrangements that contain multiple deliverables. The Company recognizes revenue from such arrangements entered into subsequent to September 30, 2003 in accordance with EITF No. 00-21, which addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

Deferred Revenue

As of September 30, 2007, the Company had $4.5 million in deferred revenue, of which $3.1 million was related to funding from collaborative partners, and $1.4 million was related to product sales, including approximately $1.1 million attributable to sales to Valley Research, inc. (“Valley”), a former distributor for certain of the Company’s products. As more fully described in Note 15, “Contingencies,” the Company is currently in a legal dispute with Valley and, accordingly, there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at September 30, 2007, the Company had approximately $0.7 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

5. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a FIFO basis. Inventory consists of the following (in thousands) as of:

	September 30, 2007	December 31, 2006
Raw materials and stockroom supplies	$725	$811
Work in progress	733	27
Finished goods	4,318	3,610

	5,776	4,448
Reserve	(350)	(350)

Net Inventory	$5,426	$4,098

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method. In connection with the merger with Celunol as more fully described in Note 7, “Merger Transaction,” the Company acquired property and equipment with an approximate fair value of $30.1 million as of the merger date (June 20, 2007), which are included in property and equipment on the consolidated balance sheet as of September 30, 2007.

Property and equipment consist of the following (in thousands) as of:

	September 30, 2007	December 31, 2006
	(Unaudited)
Laboratory, machinery and equipment	$49,203	$46,311
Computer equipment	12,059	11,919
Furniture and fixtures	4,717	4,274
Leasehold improvements	9,179	7,114
Land	1,520	—
Pilot facility	15,076	—
Construction-in-progress:
Demonstration facility	28,963	—

Property and equipment, gross	120,717	69,618
Less: Accumulated depreciation and reserves	(64,194)	(57,200)

Property and equipment, net	$56,523	$12,418

Pursuant to SFAS No. 34, “Capitalization of Interest Cost,” interest costs shall be capitalized for assets that are constructed or produced for an enterprise’s own use that require a period of time to get them ready for their intended use. The amount of interest cost capitalized for such assets is intended to be that portion of interest cost incurred during the asset’s acquisition period that could have been avoided if expenditures for the assets had not been made. Included in the costs of the demonstration facility as of September 30, 2007 is $0.3 million in capitalized interest, which was determined by applying the effective interest rate on the Company’s 5.5% Convertible Notes to the average amount of accumulated expenditures on the demonstration facility.

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory, machinery and equipment	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 years
Pilot facility	10 years

Leasehold improvements are amortized using the shorter of the estimated useful life or remaining lease term. Depreciation related to the pilot facility assets begins in the period that such assets are placed in service.

The Company reviews long-lived assets, including leasehold improvements, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Accrued liabilities

Accrued liabilities consist of the following (in thousands) as of:

	September 30, 2007	December 31, 2006
Professional and outside services	$1,955	$2,216
Employee compensation-related	6,130	4,843
Other	3,416	1,817

Total accrued expenses	$11,501	$8,876

6. Segment Reporting

Effective for fiscal 2007, the Company has determined that it operates in two segments: specialty enzymes and biofuels. Pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company will be required to report separate financial and descriptive information about its reportable operating segments in the Company’s Form 10-K for the fiscal year ended December 31, 2007. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 does not apply to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. As such, no segment disclosures have been included in the accompanying notes to the condensed consolidated financial statements for the three and nine months ended September 30, 2007.

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

In connection with the merger, the Company agreed to issue up to 15 million shares of common stock, of which 14.1 million have been issued, for all outstanding capital stock of Celunol, and 0.9 million are issuable under Celunol options and warrants that were assumed by the Company. As a result of and immediately following the merger, former Celunol security holders owned approximately 24% of the Company, while former Diversa shareholders owned approximately 76%. Immediately following the merger, the Company had approximately 63 million shares outstanding.

Merger Consideration

The merger consideration was as follows (in thousands, except per share data):

Issuance of Verenium common stock to Celunol stockholders (14.1 million shares at $10.11 per share)	$142,900
Fair value of options for Verenium common stock issuable as consideration for outstanding vested Celunol stock options	955
Fair value of warrants for Verenium common stock issuable as consideration for outstanding Celunol warrants	3,155
Merger transaction costs	5,243

Total merger consideration	$152,253

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

In connection with the merger, the Company entered into transitional employment and severance agreements with certain executives who resigned their positions effective with the merger. Costs related to executive severance pay include $1.9 million in cash costs for bonus and salary continuation arrangements for these executives, as well as $2.1 million in non-cash charges for adjustment or acceleration of equity-based awards, pursuant to these agreements. Both the cash and non-cash charges have been included in selling, general and administrative expenses in the accompanying statements of operations for the nine months ended September 30, 2007.

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

The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired (in thousands):

Current assets	$7,205
Property and equipment	30,099
Other assets	982
Current liabilities	(2,943)
Other long-term liabilities	(31,874)

Net liabilities assumed	3,469
Acquired in-process research and development	42,400
Goodwill	106,384

Total assets acquired	$152,253

The Company’s fair value estimates for the purchase price allocation are preliminary, pending receipt, review and audit of final asset appraisals and valuation of acquired in-process research and development, and may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.

Acquired In-Process Research and Development

The Company allocated, on a preliminary basis, $42.4 million of the purchase price to acquired in-process research and development projects. Acquired in-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. Prior to the merger, Celunol’s ongoing research and development initiatives primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were expensed in the accompanying statements of operations in June 2007, the period the acquisition was consummated.

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

Pro Forma Results of Operations

The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$10,861	$14,312	$33,303	$23,825
Net Loss	$(20,943)	$(7,083)	$(53,836)	$(31,334)
Basic and diluted net loss per share	$(0.34)	$(0.12)	$(0.87)	$(0.52)

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

8. Convertible Notes Offering

In late March 2007, the Company completed an offering of $100 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds to the Company of approximately $95.5 million. In April 2007, the initial purchasers exercised in full their over-allotment option to purchase an additional $20 million aggregate principal amount of Convertible Notes, generating additional net cash proceeds to the Company of approximately $19.3 million. The Convertible Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the Convertible Notes and of the Verenium common stock issuable upon conversion of the Convertible Notes.

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

On or after April 5, 2012, the Company may, at its option, redeem the Convertible Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their Convertible Notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their Convertible Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of Convertible Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the Convertible Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

In connection with the Convertible Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying balance sheet, and is being amortized to interest expense over the initial five-year term of the Convertible Notes using the effective interest method.

9. Equity Incentive Plans and Share-based Compensation

Equity Incentive Plans

2007 Equity Incentive Plan

In March 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”), and effective May 7, 2007, amended the 2007 Plan. The 2007 Equity Incentive Plan is the successor to the Diversa Corporation 1997 Equity Incentive Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. The Company’s stockholders approved the 2007 Plan, as amended, on June 20, 2007. A total of 9,750,000 shares are reserved for issuance under the 2007 Plan.

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company (“Board”) adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and has reserved a total of 966,000 shares for issuance thereunder. The Directors’ Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of September 30, 2007, there were approximately 330,000 options outstanding under the Directors’ Plan and approximately 636,000 options available for future issuance.

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP). The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for annual increases of shares available for issuance under the ESPP. On June 20, 2007, the Company’s stockholders approved an additional 1,500,000 shares for issuance under the ESPP. As of September 30, 2007, there were approximately 1,792,000 shares available for future issuance under the ESPP.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Plan, which provided for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board. As previously described, the 1997 Plan was terminated effective June 20, 2007 and replaced by the 2007 Plan.

Outstanding awards that were previously granted under predecessor plans also remain in effect in accordance with their original terms. As of September 30, 2007, there were approximately 2,359,000 options outstanding under the 1997 Plan.

Share-Based Compensation

The Company’s equity incentive plans are considered to be compensatory plans under SFAS No. 123(R), “Share-Based Payment.”

The Company recognized share-based compensation expense of $5.1 million ($0.08 per share) and $1.6 million ($0.03 per share) during the three months ended September 30, 2007 and 2006, and $8.4 million ($0.16 per share) and $4.3 million ($0.09 per share) during the nine months ended September 30, 2007 and 2006. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$1,385	$1,052	$2,403	$2,775
Selling, general and administrative	3,680	518	5,987	1,491

	$5,065	$1,570	$8,390	$4,266

The Company’s share-based compensation expense for the three and nine months ended September 30, 2007 includes the impact of options and restricted shares assumed in the merger with Celunol from the effective date of the merger (June 20, 2007) through September 30, 2007. Accordingly, share-based compensation for the last half of 2007 will increase to reflect a full six months of expense attributed to these assumed options and restricted shares.

As of September 30, 2007, there was $20.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the equity incentive plans, including the impact of options and restricted shares assumed in the merger. This expense is expected to be recognized over a weighted-average period of 1.5 years as follows:

(in thousands)
Fiscal Year 2007 ( October 1, 2007 to December 31, 2007)	$4,859
Fiscal Year 2008	9,035
Fiscal Year 2009	3,758
Fiscal Year 2010	2,075
Fiscal Year 2011	1,050

$20,777

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,657	$11.60
Granted	4,156	$6.31
Assumed in merger with Celunol Corp.	507	$0.17
Exercised	(76)	$5.90
Cancelled	(674)	$8.78

Outstanding at September 30, 2007	7,570	$8.62	$2,895

Exercisable at September 30, 2007	2,819	$13.20	$762

The grant date fair value of options granted during the nine months ended September 30, 2007 was $4.83 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $0.3 million, or $3.56 per share.

A further detail of the options outstanding as of September 30, 2007 is set forth as follows (in thousands, except per share data):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price per Outstanding Share	Options Exercisable	Weighted Average Exercise Price per Exercisable Share
$0.06 - $5.04	1,650	9.2	$3.53	250	$2.24
$5.05 - $6.53	213	6.4	$5.56	129	$5.72
$6.61 - $6.61	1,741	9.4	$6.61	—	$—
$6.63 - $7.63	1,572	8.9	$6.92	235	$7.53
$7.74 - $6,552.00	2,394	4.5	$14.99	2,205	$15.48

$0.06 - $6,552.00	7,570	7.6	$8.62	2,819	$13.20

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2007	1,118	$6.41
Granted	387	$7.23
Assumed in merger with Celunol Corp	216	$10.11
Vested	(535)	$6.86
Forfeited and cancelled	(50)	$6.46

Non-vested awards outstanding at September 30, 2007	1,136	$7.17

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

In connection with the completion of the merger transaction with Celunol, as more fully described in Note 7, “Merger Transaction,” the Company assumed the following warrants to purchase common stock:

Shares	Exercise Price Per Share	Expiration
67	$5.93	February 2011
84	$5,484.41	March 2011
6,062	$68.66	December 2014
1,687	$68.66	August 2015
340,248	$1.87	December 2016

348,148

Common Stock Reserved for Future Issuance

At September 30, 2007, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Employee Stock Purchase Plan	1,792
Equity Incentive Plans	6,041
Warrants	1,641

9,474

10. Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. As of September 30, 2007, there were approximately .9 million outstanding non-vested restricted shares, and 1.5 million shares held in escrow pursuant to the merger agreement with Celunol. For purposes of the computation of net loss per share, these non-vested shares are considered contingently returnable shares under SFAS No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these non-vested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding during the period	62,888	47,955	53,753	47,286
Less: Weighted average contingently returnable shares outstanding	(2,405)	(1,176)	(1,419)	(1,055)

Weighted average shares used in computing basic and diluted net loss per share	60,483	46,779	52,334	46,231

Net loss	$(20,493)	$(3,975)	$(86,011)	$(33,148)

Net loss per share, basic and diluted	$(0.34)	$(0.08)	$(1.64)	$(0.72)

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

The comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss, as reported	$(20,493)	$(3,975)	$(86,011)	$(33,148)
Other comprehensive loss:
Unrealized gain on investments	13	51	49	124

Comprehensive loss	$(20,480)	$(3,924)	$(85,962)	$(33,024)

12. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through September 30, 2007 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at January 1, 2006	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(1,563)	(2,607)	(60)	(4,230)
Adjustments and revisions	1,003	—	—	1,003

Balance at December 31, 2006	$7,796	$—	$—	$7,796
Charged against accrual	(1,694)	—	—	(1,694)
Adjustments and revisions	58	—	—	58

Balance at September 30, 2007	$6,160	$—	$—	$6,160

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

The Company recognized revenue from Syngenta and its affiliates of $3.5 million and $7.4 million for the three months ended September 30, 2007 and 2006 and $9.7 million and $17 million for the nine months ended September 30, 2007 and 2006. Accounts receivable due from Syngenta were $0.6 million and $0.4 million, and deferred revenue associated with Syngenta was $2 million and $3.1 million, at September 30, 2007 and December 31, 2006.

In connection with the research collaboration with Syngenta, the Company recorded zero and $84,000 in rental cost reimbursements from Syngenta during the three months ended September 30, 2007 and 2006, and $49,000 and $256,000 during the nine months ended September 30, 2007 and 2006.

14. Concentration of Business Risk

During the three months ended September 30, 2007 and 2006, the Company had collaborative research agreements that accounted for 38% and 64% of total revenue and during the nine months ended September 30, 2007 and 2006, the Company had collaborative research agreements that accounted for 40% and 64% of total revenue.

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and/or collaboration partners as a percentage of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Customer A	32%	52%	29%	49%
Customer B	33%	20%	33%	19%

Accounts receivable from two significant customers comprised approximately 28%, and 14% of accounts receivable at September 30, 2007. Accounts receivable from four significant customers comprised approximately 27%, 22%, 12%, and 11% of accounts receivable at December 31, 2006. Accounts receivable derived directly or indirectly from agencies of the U.S. Government comprised 17% and 19% of total accounts receivable at September 30, 2007 and December 31, 2006.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
North America	$3,461	$2,500	$11,771	$8,260
South America	277	1,487	727	2,402
Europe	7,123	10,325	20,805	23,758

	$10,861	$14,312	$33,303	$34,420

For the nine-month periods ended September 30, 2007 and 2006, more than 80% of the Company’s product revenue was derived from one focus area, Health and Nutrition.

15. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990’s. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. Issuers in those six focus cases have until November 9, 2007 in which to move to dismiss.

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

Valley Research, inc.

On September 22, 2006, the Company issued a letter to Valley which communicated the Company’s intent to exercise certain rights under the distribution agreement between the Company and Valley covering the enzyme the Company currently markets under the Fuelzyme-LF label. Specifically, the Company stated that it was terminating Valley’s exclusivity because certain minimum sales requirements, as provided by the distribution agreement, were not met as of August 24, 2006. Under the distribution agreement, Valley was previously the Company’s exclusive distributor in the United States for the Company's enzyme, which was marketed under the Valley “Ultra-Thin”™ brand name and used in ethanol and high fructose corn sweetener applications. The distribution agreement imposed certain limitations and certain conditions for Valley to maintain its exclusivity. Pursuant to the distribution agreement, the termination of Valley's exclusivity was effective immediately upon Valley’s receipt of notice from the Company.

On December 7, 2006, Valley filed a civil complaint in San Diego Superior Court against the Company, alleging breach of contract. In the complaint, Valley alleges that the Company's enzyme, marketed as Valley “Ultra-Thin”™, was unstable and performed poorly, which caused Valley to be unable to satisfy certain contractual requirements. In the complaint, Valley seeks money damages for an alleged breach of contract by the Company and potentially for additional damages for termination of Valley’s exclusivity. The Company believes that the claims made by Valley have no merit, and intends to defend itself vigorously.

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

On July 10, 2007, Valley filed a First Amended Complaint alleging various claims including breach of contract, fraud, intentional and negligent interference with contract and trade secret misappropriation, among others. On July 18, 2007, the Company filed a First Amended Cross-Complaint identifying Verenium Corporation as the successor in interest to Diversa Corporation, and on July 19, 2007, Verenium removed Valley’s lawsuit to the United States District Court for the Southern District of California based on diversity jurisdiction. The Company has challenged Valley’s First Amended Complaint by way of a motion to dismiss, which was taken under submission by the federal court on October 12, 2007. The parties recently attended an Early Neutral Evaluation Conference on October 29, 2007. As a result of this conference, the federal court issued an order regulating discovery and pretrial procedure. This order sets, among other dates, a Final Pretrial Conference date of January 28, 2009. At the time of this filing, the federal court is considering, in addition to the Company's motion to dismiss, a motion to remand filed by Valley. If granted, the motion to remand would return the action to state court. Regardless of whether the action remains in federal court or is remanded to state court, the Company anticipates filing a Second Amended Cross-Complaint that will include additional causes of action against Valley for libel and trade libel.

In accordance with SFAS No. 5, the Company believes any contingent losses related to this claim are not probable or estimable and therefore no amounts have been accrued in regards to this matter.

As of September 30, 2007, the Company’s deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at September 30, 2007, the Company had approximately $0.7 million in deferred cost of sales included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its balance sheets at December 31, 2006 and at September 30, 2007, and has recognized no interest and/or penalties in the statement of operations for the first three quarters of 2007.

The Company is subject to taxation in the US and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the US and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had no net deferred tax assets on its balance sheet. Gross deferred tax assets are primarily composed of federal and state tax net operating loss carry forwards and federal and state research and development (“R&D”) credit carry forwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s gross deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carry forwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete an analysis regarding the limitation of the net operating losses and R&D credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN No. 48. Therefore, the Company expects that the unrecognized tax benefits may change as of December 31, 2007. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carry forwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

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

Accounting for R&D Nonrefundable Advance Payments

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used for future research and development activities should be deferred and capitalized. Expense should be recognized when the goods or services are used or in the period it is determined that such goods or services will not be used. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. Earlier application is not permitted. Management is currently evaluating the impact, if any, the adoption of EITF No. 07-3 will have on the Company’s consolidated results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. The results of operations discussed herein include the operating results of Celunol Corp. for the period from and including June 20, 2007 through September 30, 2007.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements related to our increased investments in commercialization efforts and technology and enzyme development, our future product revenues, our future grant- and collaboration-related revenues, our future losses and the timing for those losses, our business plan, capabilities and strategies, including with respect to increasing our biofuels infrastructure and adding personnel, the opportunities available to our specialty enzymes and biofuels business units, our timing for completing our demonstration-scale cellulosic ethanol facility, the use of the net proceeds from our convertible debt offering, our future product gross profit and gross margin, our future research and development expenses, sales and marketing expenses and selling, general and administrative expenses, and capital expenditure requirements, our estimated costs for building a cellulosic ethanol pilot facility and demonstration-scale facility, and the length of time that our cash will be able to fund our operations, all of which are prospective. Such statements are only predictions, and the actual events or results may differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, our ability to successfully integrate the operations of Diversa and Celunol, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

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

For the nine months ended September 30, 2007, total revenues decreased 3% compared to the nine months ended September 30, 2006, resulting from an increase of 68% in product revenue and a decrease of 35% in collaborative and grant revenue. As part of our strategic reorganization in January 2006, we began to de-emphasize collaborative and grant revenues which are not strategic to our current market focus. As a result, we expect that product revenue will continue to represent a larger percentage of our total revenues in the future, and that collaborative revenue will continue to decrease. Beginning in 2006, we began to de-emphasize grant revenue and certain collaborations that are not strategic to our current market focus; however, certain of our partners and funding sources have ongoing obligations to fund our programs, and we have ongoing obligations to provide research and development services under our current agreements. As of September 30, 2007, our strategic partners have provided us with more than $295 million in funding since inception and are committed to additional funding of more than $15 million through 2010, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2007, we had deferred revenue totaling $4.5 million, of which $3.1 million was related to funding from collaborative partners, and $1.4 million was related to product sales, including approximately $1.1 million attributed to sales to Valley Research, inc., or Valley, a former distributor for certain of the Company’s products. As more fully described in Note 15 to Condensed Consolidated Financial Statements, “Contingencies,” we are currently in a legal dispute with Valley and, accordingly, there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at September 30, 2007, we had approximately $0.7 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

We have incurred net losses since our inception. As of September 30, 2007 our accumulated deficit was $415.5 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of:

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

Recent Strategic Events

Completion of Merger Transaction and Creation of Verenium Corporation

In early 2007, we announced that we would pursue opportunities for vertically integrated commercialization of biofuels, in particular ethanol from cellulosic biomass. Converting biomass to biofuels requires the successful integration of developing technologies in three areas: chemical preparation of the cellulosic biomass (pre-treatment), conversion of pre-treated cellulosic biomass to fermentable sugars by combinations or “cocktails” of efficient enzymes (saccharification), and the development of novel microorganisms to ferment the sugars to ethanol or other fuels cost-effectively (fermentation). We believe that our enzyme optimization technologies and expertise can be applied to improve the performance of fermentation organisms, and we believe that our high-throughput culturing technologies can be applied to the discovery of novel microorganisms that may assist in the development of improved fermentation organisms. In addition, a number of our scientific, business development, operations, and other personnel have developed significant additional expertise in the other technologies and process components, beyond the saccharification component, that are emerging for making cellulosic ethanol, as well as the criteria and variables that are typically involved in the integration of these technologies and processes.

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

We are now headquartered in Cambridge, Massachusetts and have research and operations facilities in San Diego, California; Jennings, Louisiana; and Gainesville, Florida. Substantial capital and cash will be required to execute our business plan. In addition, due to the complementary nature of the two companies and the level of development activities being pursued, we anticipate increasing our biofuels infrastructure, as well as selectively adding staff over time in San Diego to support the growth of the enzyme business and our combined research and development efforts.

In connection with the merger, we agreed to issue up to 15 million shares of common stock, of which 14.1 million have been issued for all outstanding capital stock of Celunol, and up to 0.9 million are issuable under Celunol options and warrants that were assumed by the Company. As a result of and immediately following the merger, former Celunol security holders owned approximately 24% of the Company, while former Diversa shareholders owned approximately 76%. Immediately following the merger, we had approximately 63 million shares outstanding.

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

Completion of Convertible Notes Offering

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph in their report on our 2006 financial statements related to the uncertainty in our ability to continue as a going concern. At that time, we had insufficient cash and working capital to effect the merger with Celunol and the combined business plan as contemplated. In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds to the Company of approximately $114.8 million. The Convertible Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the Convertible Notes and of the Verenium common stock issuable upon conversion of the Convertible Notes.

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

On or after April 5, 2012, the Company may, at its option, redeem the Convertible Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their Convertible Notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change at a repurchase price in cash equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the Convertible Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of our common stock.

We have used the net proceeds of this offering for continued expansion of our biofuels business, including ongoing construction of a demonstration-scale ethanol facility, continued investment in product development and commercialization efforts in our specialty enzyme business, and for general corporate purposes, including working capital.

Research Collaboration with Syngenta AG

In January 2007, we announced a new 10-year research and development partnership with Syngenta AG, or Syngenta, focused on the discovery and development of a range of novel enzymes to convert pre-treated cellulosic biomass to mixed sugars economically—a critical step in the process of biofuel production. The new agreement replaced our prior agreement with Syngenta.

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

Selected Financial Data

The following table sets forth comparative selected financial data for the three-month periods ended September 30, 2007 and 2006 and the nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product:
Phyzyme phytase	$3,591	$2,905	$11,047	$6,578
All other products	2,740	1,785	6,680	3,988

Total product	6,331	4,690	17,727	10,566
Collaborative	4,075	9,200	13,202	22,149
Grant	455	422	2,374	1,705

Total Revenues	10,861	14,312	33,303	34,420
Product Gross Profit	1,580	1,028	3,838	1,902
Product Gross Margin	25%	22%	22%	18%
Restructuring expenses	—	776	58	11,533
Acquired in-process research and development charge	—	—	42,400	—
Total operating expenses	30,743	18,678	118,318	68,501
Net Loss	$(20,493)	$(3,975)	$(86,011)	$(33,148)
Net Loss Per Share	$(0.34)	$(0.08)	$(1.64)	$(0.72)

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenues

Our total revenues decreased 24% to $10.9 million for the three months ended September 30, 2007 from $14.3 million for the three months ended September 30, 2006. While our revenues have decreased in total, the revenue mix has shifted to a larger percentage of product revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product revenue represented 58% of total revenues for the three months ended September 30, 2007, as compared to 33% of total revenues for the same period in 2006.

Product revenue for the three months ended September 30, 2007 increased 35% to $6.3 million from $4.7 million for the three months ended September 30, 2006. This increase was attributable primarily to increased revenue associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco. Phyzyme revenue has been positively impacted during 2007 primarily related to the following factors:

•	In late 2006, the EU Commission granted permanent authorization for the use of Phyzyme XP in broiler poultry feed in Europe which has expanded the end user market for Phyzyme XP; and

•	In late 2006, Danisco introduced a dry pelletized, thermally-stable formulation of Phyzyme XP.

The increase in product revenue is also attributed to an increase in sales of our other commercial enzyme products, including Quantum Phytase and Fuelzyme-LF. We anticipate that our non-Phyzyme products will continue to grow as a percentage of our total product revenue.

During 2006 and the first quarter of 2007, we shipped a total of approximately $1.1 million in Valley “Ultra-Thin” enzyme to our U.S. distributor, Valley Research, inc., or Valley. We have deferred revenue on our 2006 and 2007 sales of this product to Valley, as we do not believe that all criteria for recognizing revenue related to our sales to Valley have been met. As more fully described in Item 1 of Part II of this Quarterly Report on Form 10-Q—Legal Proceedings, and in the Notes to Condensed Consolidated Financial Statements, we are currently in a legal dispute with Valley over alleged breach of contract, and do not expect significant revenue to result from this distribution agreement. We now market this product under the Fuelzyme™-LF brand through our direct sales force or other distributors. On March 7, 2007, we issued a letter to Valley terminating our distribution agreement with Valley, effective immediately, on the basis of Valley’s not having met certain minimum purchase requirements. As of September 30, 2007 our deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at September 30, 2007, we had approximately $0.7 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

Collaborative revenue decreased 56%, or $5.1 million, to $4.1 million from $9.2 million and accounted for 38% and 64% of total revenue for the three-month periods ended September 30, 2007 and 2006. This decrease is primarily a result of the restructuring of our Syngenta collaboration, as well as continued de-emphasis of certain collaborations that are not core to our current focus in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will decrease in 2007 as compared to 2006, primarily related to our new agreement with Syngenta pursuant to which our minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million over the next three years, with $12.0 million of this reduction occurring in 2007.

Grant revenue was $0.5 million for the three months ended September 30, 2007 and $0.4 million for the same period in 2006. Since late 2005, we have continued to de-emphasize grants and government contracts that are not core to our strategic focus. We do not expect our grant revenue to return to the levels we achieved in 2005 and 2004; however, we may elect to pursue additional opportunities in the foreseeable future to secure federal, state, or local agency funding to support our biofuels initiatives.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the timing and composition of funding under existing and future collaboration agreements, regulatory approval timelines for new products, as well as adoption rates of our new and existing commercial products. We anticipate that our revenue mix will continue to shift toward a higher percentage of product revenue. For 2007, we plan to continue to de-emphasize grant revenue and certain collaborations that are not strategic to our current market focus.

Product Gross Profit & Gross Margin

Product gross profit (product revenue less cost of product revenue) totaled $1.6 million and $1.0 million for the three months ended September 30, 2007 and 2006.

Cost of product revenue includes both fixed and variable costs including, materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products which have not reached commercial-scale production volumes; we include such costs in our research and development expenses. For the three months ended September 30, 2007, cost of product revenue increased $1.1 million to $4.8 million compared to $3.7 million for the three months ended September 30, 2006. This increase resulted primarily from an increase in product revenues, including an increase in profit share revenue from Danisco, and an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product revenues.

Product gross margin (product gross profit as a percentage of product revenue) totaled approximately 25% during the third quarter of 2007 versus 22% in the third quarter of 2006.

Because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then share 50% of Danisco’s profit, as defined, when the product is sold to the end user. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and profit share revenue is recorded in the period in which it is reported by Danisco. Our gross margin from Phyzyme has been below expectations to date due primarily to higher-than-anticipated product launch and related marketing costs incurred by Danisco; we expect such costs to continue at current levels through at least the remainder of 2007.

In addition, our gross margin is dependent upon the mix of product sales as the cost of product revenue varies from product to product. We believe that our gross margin should be positively impacted as we grow sales of products we market and sell directly to end users, namely Fuelzyme-LF, which is expected to have a higher gross margin than our Phyzyme products.

We also expect that the cost of product revenue will decrease as a percentage of product revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales for our other products, as well as cost efficiencies we expect to achieve as we scale-up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product revenues increase; however, our margins may be negatively impacted in the future if our product revenues do not grow in line with our minimum capacity requirements at Fermic. For example, during the quarter ending December 31, 2007, we expect to expand our manufacturing capabilities at Fermic, which will increase our fixed manufacturing costs by an additional $0.6 million.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by type of project. We do not, however, track other research and development costs by project; rather, we track such costs by the type of cost incurred.

For the three months ended September 30, 2007, we estimate that approximately 28% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 72% were spent on internal product and technology development. For the three months ended September 30, 2006, we estimate that approximately 76% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 24% were spent on internal product and technology development. This shift is reflective of our increased investment in internally-funded biofuels programs.

Research and development direct labor costs and unallocated costs incurred by type of project during the quarters ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Collaborations:
Syngenta	$554	$1,879
Other	883	729

Total Collaborations	1,437	2,608
Grants	129	134
Internal Development	4,081	883
Unallocated	10,472	7,537

	$16,119	$11,162

Our internal development costs relate primarily to early-stage discovery of new enzymes, regulatory work for mid-stage development products, bioprocess development and technical support for late-stage development, and research and development efforts dedicated to our cellulosic ethanol process development activities. We consider early-stage projects to be those which are experimental in nature, and are often short-lived. We consider mid-stage development products to be those that are potential candidates to advance to regulatory and commercialization stages. We consider late-stage products those that have been approved for their intended use by one or more regulatory agencies, have already been introduced commercially, or such commercial introduction is pending.

We estimate that our allocation of internal research and development direct labor costs during the quarters ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Early-stage product development	$333	$139
Mid-stage product development	5	18
Late-stage product development	1,012	465
Cellulosic ethanol process development	2,590	—
R&D support activities	141	261

	$4,081	$883

The increase in our internal development costs was largely the result of our merger with Celunol and resulting emphasis on biofuels process development and, to a lesser extent, the decrease in funding from Syngenta. Our allocation of research and development resources varies from period to period and is largely dependent upon resources we have available over and above what is funded by our partners; however, we believe that our internal development projects are benefited to some extent by work we perform under our funded collaborative agreements.

Research and development costs based upon type of cost incurred for the quarters ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Personnel related	$5,647	$3,625
Laboratory and supplies	1,281	973
Outside services	2,052	1,637
Equipment and depreciation	2,044	1,736
Facilities, overhead and other	3,621	2,046
Scale-up manufacturing costs	89	93
Share-based compensation	1,385	1,052

	$16,119	$11,162

Our research and development expenses increased $4.9 million to $16.1 million (including share-based compensation of $1.4 million) for the three months ended September 30, 2007 from $11.2 million (including share-based compensation of $1.1 million) for the quarter ended September 30, 2006. This increase is related primarily to incremental payroll and related overhead for biofuels technology development activities related to our merger with Celunol.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.8 million to $9.9 million (including share-based compensation of $3.7 million) for the quarter ended September 30, 2007, as compared to $3.1 million (including share-based compensation of $0.5 million) for the quarter ended September 30, 2006. This increase is largely due to a $2.0 million increase in share-based compensation related to new awards and grants, $1.2 million in share-based compensation related to severance obligations to former executives pursuant to transitional employment agreements in connection with the merger, other non-recurring merger-related costs, incremental personnel and overhead costs resulting from the merger and, to a lesser extent, increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business.

Due to the non-recurring nature of our severance-related obligations and other merger-related expenses incurred in the third quarter of 2007, we do not expect that our selling, general and administrative expenses will continue at current levels. However, as product revenue increases, we expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, we expect other selling, general and administrative expenses to increase based on broadening our infrastructure to support continued growth in the business.

Share-Based Compensation

Pursuant to Financial Accounting Standards Board Statement, or SFAS, No. 123(R), “Share-Based Payment,” we recognized $5.1 million, or $0.08 per share, and $1.6 million, or $0.03 per share, in share-based compensation expense for our share-based awards during the three months ended September 30, 2007 and 2006. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended September 30,
	2007	2006
Research and development	$1,385	$1,052
Selling, general and administrative	3,680	518

	$5,065	$1,570

Included in share-based compensation are non-recurring charges of $1.2 million related to modification of vesting for restricted stock awards for certain former executives in connection with separation agreements relating to our merger with Celunol. In addition, our share-based compensation charges increased due to additional options and awards granted to our new executive team in connection with our merger.

These charges had no impact on our reported cash flows.

Restructuring Charges

In connection with the decision to reorganize and refocus our resources, in January 2006, we commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of our facilities. We recorded charges of $11.0 million in the first quarter of 2006 related to these activities, under the provisions set forth by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2006, we completed the employee termination activities under this restructuring and do not anticipate further payments or expenses related to employee separation under this program. The facility consolidation costs are based on estimates that represent the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to current accounting rules, we are required to re-assess these estimates on a periodic basis. We recorded additional charges of $0.8 million during the quarter ended September 30, 2006, reflecting revisions in our estimates for our remaining net facilities consolidation costs. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest Income, net

Interest income on cash and short-term investments was $1.2 million for the quarter ended September 30, 2007 compared to $0.6 million for the quarter ended September 30, 2006. This increase was attributed primarily to the increase in cash and investments resulting from the proceeds from our Convertible Notes offering, as well as higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2006 to 2007.

Interest expense was $1.8 million, which excludes $0.3 million in capitalized interest for the demonstration facility, for the quarter ended September 30, 2007 compared to $0.3 million for the quarter ended September 30, 2006. This increase was attributed to interest accrued on the Convertible Notes issued in March and April 2007.

Provision for Income Taxes

Since inception, we incurred net operating losses and, accordingly, have never recorded a provision for income taxes. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $233.5 million, which will begin to expire in 2011 unless utilized. Our estimated net operating loss carryforwards for state tax purposes were approximately $48.0 million as of December 31, 2006, which began to expire in 2007 unless utilized. We also had estimated federal research credits of approximately $5.2 million which will begin to expire in 2011, California research credits of approximately $4.0 million which will carry over indefinitely, and California manufacturer’s investment credits of approximately $0.7 million which will begin to expire in 2010. Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of a portion of our net operating loss carryforwards and credits. We anticipate that we may be subject to limitations pursuant to Section 382 in connection with our previously described merger with Celunol.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Pursuant to the adoption of FIN 48, our net operating loss carry forwards and other credits may be subject to revision.

Results of Operations

Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues decreased 3%, or $1.1 million, to $33.3 million for the nine months ended September 30, 2007 from $34.4 million for the nine months ended September 30, 2006. This decrease was attributed primarily to a decrease in collaborative revenue, offset in large part by an increase in product revenue. Our revenue mix has shifted to a larger percentage of product revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product revenue represented 53% of total revenues for the nine months ended September 30, 2007, as compared to 31% of total revenues for the same period in 2006.

Product revenue for the nine months ended September 30, 2007 increased $7.1 million, or 68%, to $17.7 million from $10.6 million for the nine months ended September 30, 2006. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme™ XP phytase sold through our collaboration with Danisco Animal Nutrition, or Danisco, as well as increased sales from our other commercial enzyme products, including Quantum phytase and Fuelzyme-LF.

During 2006 and the first quarter of 2007, we shipped a total of approximately $1.1 million in Valley “Ultra-Thin” enzyme to our U.S. distributor, Valley Research, inc., or Valley. We have deferred revenue on our 2006 and 2007 sales of this product to Valley, as we do not believe that all criteria for recognizing revenue related to our sales to Valley have been met. As more fully described in Item 1 of Part II of this Quarterly Report on Form 10-Q—Legal Proceedings, and in the Notes to Condensed Consolidated Financial Statements, we are currently in a legal dispute with Valley over alleged breach of contract, and do not expect significant revenue to result from this distribution agreement. We now market this product under the Fuelzyme™-LF brand through our direct sales force or other distributors. On March 7, 2007, we issued a letter to Valley terminating our distribution agreement with Valley, effective immediately, on the basis of Valley’s not having met certain minimum purchase requirements. As of September 30, 2007 our deferred revenue balance related to Valley was $1.1 million, and there is no assurance that this amount, or any portion thereof, will be recognized as revenue in the foreseeable future, or at all. In addition, at September 30, 2007, we had approximately $0.7 million in deferred cost of sales related to sales to Valley included in other current assets on the accompanying balance sheet, and there is no assurance that any of this amount will ever be realized.

Collaborative revenue decreased 40%, or $8.9 million, to $13.2 million from $22.1 million and accounted for 40% and 64% of total revenue for the nine months ended September 30, 2007 and 2006. This decrease is primarily a result of the restructuring of our Syngenta collaboration, as well as continued de-emphasis of certain collaborations that are not core to our current focus in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will decrease in

2007 as compared to 2006, primarily related to our new agreement with Syngenta pursuant to which our minimum guaranteed collaborative revenue will be reduced by approximately $19.0 million through 2009, with $12.0 million of this reduction occurring in 2007.

Grant revenue increased 41%, or $0.7 million, to $2.4 million for the nine months ended September 30, 2007 as compared to $1.7 million for the nine months ended September 30, 2006. This increase is attributed primarily to a delay in funding for one of our grants during the first quarter of 2006. Since late 2005, we have continued to de-emphasize grants and government contracts that are not core to our strategic focus. We do not expect our grant revenue to return to the levels we achieved in 2005 and 2004; however, we may elect to pursue additional opportunities in the foreseeable future to secure federal, state, or local agency funding to support our biofuels initiatives.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the timing and composition of funding under existing and future collaboration agreements and grants, regulatory approval timelines for new products, as well as adoption rates of our new and existing commercial products. We anticipate that our revenue mix will continue to shift toward a higher percentage of product revenue.

Product Gross Profit & Gross Margin

Product gross profit (product revenue less cost of product revenue) totaled $3.8 million and $1.9 million for the nine months ended September 30, 2007 and 2006.

For the nine months ended September 30, 2007, cost of product revenue increased $5.2 million to $13.9 million compared to $8.7 million for the nine months ended September 30, 2006. This increase resulted primarily from an increase in product revenues, including an increase in profit share revenue from Danisco, and an increase in fixed costs related to expanded manufacturing capacity to support anticipated growth in product revenues.

Product gross margin (product gross profit as a percentage of product revenue) totaled approximately 22% during the nine months ended September 30, 2007 versus 18% for the same period in 2006. This increase is largely due to the overall increase in product revenues. Because a large percentage of our manufacturing costs are fixed, we expect to realize continued margin improvements as product revenues increase.

Because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then share 50% of Danisco’s profit, as defined, when the product is sold to the end user. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and profit share revenue is recorded in the period in which it is reported by Danisco. Our gross margin from Phyzyme has been below expectations to date due primarily to higher-than-anticipated product launch and related marketing costs incurred by Danisco; we expect such costs to continue at current levels through at least the remainder of 2007.

In addition, our gross margin is dependent upon the mix of product sales as the cost of product revenue varies from product to product. We believe that our gross margin should be positively impacted as we grow sales of products we market and sell directly to end users, namely Fuelzyme-LF, which is expected to have a higher gross margin than our Phyzyme products.

We also expect that the cost of product revenue will decrease as a percentage of product revenue once we have completed our manufacturing ramp-up and have achieved a scalable volume of product sales for our other products, as well as cost efficiencies we expect to achieve as we scale-up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product revenues increase; however, our margins may be negatively impacted in the future if our product revenues do not grow in line with our minimum capacity requirements at Fermic. For example, during the quarter ending December 31, 2007, we expect to expand our manufacturing capabilities at Fermic, which will increase our fixed manufacturing cost by an additional $0.6 million.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators. We track our researchers’ time by type of project. We do not, however, track other research and development costs by project; rather, we track such costs by the type of cost incurred.

For the nine months ended September 30, 2007, we estimate that approximately 47% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 53% were spent on internal product and technology development. For the nine months ended September 30, 2006, we estimate that approximately 67% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 33% were spent on internal product and technology development. This shift is reflective of our increased investment in internally-funded biofuels programs.

Research and development direct labor costs and unallocated costs incurred by type of project during the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Collaborations:
Syngenta	$1,971	$4,283
Other	4,176	3,141

Total Collaborations	6,147	7,424
Grants	742	676
Internal Development	7,658	4,052
Unallocated	26,700	25,524

	$41,247	$37,676

Our internal development costs relate primarily to early-stage discovery of new enzymes, regulatory work for mid-stage development products, bioprocess development and technical support for late-stage development, and research and development efforts dedicated to our cellulosic ethanol process development activities. We consider early-stage projects to be those which are experimental in nature, and are often short-lived. We consider mid-stage development products to be those that are potential candidates to advance to regulatory and commercialization stages. We consider late-stage products those that have been approved for their intended use by one or more regulatory agencies, have already been introduced commercially, or such commercial introduction is pending.

We estimate that our allocation of internal research and development direct costs during the nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Early-stage product development	$1,148	$231
Mid-stage product development	141	289
Late-stage product development	2,778	2,006
Cellulosic ethanol development	2,855	—
R&D support activities	736	1,526

	$7,658	$4,052

The increase in our internal development costs was largely the result of our merger with Celunol, our emphasis on biofuels process development, and, to a lesser extent, the decrease in funding from Syngenta. We have re-deployed these resources into internal development projects, primarily within biofuels. Our allocation of research and development resources varies from period to period and is largely dependent upon resources we have available over and above what is funded by our partners; however, we believe that our internal development projects are benefited to some extent by work we perform under our funded collaborative agreements.

Research and development costs based upon type of cost incurred for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Personnel related	$14,547	$12,152
Laboratory and supplies	5,870	3,903
Outside services	4,325	4,799
Equipment and depreciation	5,699	5,194
Facilities, overhead and other	7,662	7,721
Scale-up manufacturing costs	741	1,132
Share-based compensation	2,403	2,775

	$41,247	$37,676

Our research and development expenses increased $3.5 million to $41.2 million (including share-based compensation of $2.4 million) for the nine months ended September 30, 2007 from $37.7 million (including share-based compensation of $2.8 million) for the nine months ended September 30, 2006. This increase is related primarily to incremental payroll and related overhead for biofuels technology development activities related to our merger with Celunol.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 95%, or $10.1 million, to $20.7 million (including share-based compensation of $6.0 million) for the nine months ended September 30, 2007 from $10.6 million (including share-based compensation of $1.5 million) for the nine months ended September 30, 2006. This increase is largely due to an increase in share-based compensation related to new awards and grants, an increase in share-based compensation and cash severance costs related to severance obligations to former executives in connection with the merger, other non-recurring merger-related costs, incremental personnel and overhead costs resulting from the merger and, to a lesser extent, increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business.

We entered into transitional employment and severance agreements with certain executives and incurred charges of $4.0 million during the nine months ended September 30, 2007 related to severance, bonuses and modifications of equity-based awards. Our share-based compensation expense also increased due to equity-based awards granted to our new executive team.

Due to the non-recurring nature of our severance-related obligations and other merger-related expenses incurred in the second and third quarters of 2007, we do not expect that our selling, general and administrative expenses will continue at current levels. However, as product revenue increases, we expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, we expect other selling, general and administrative expenses to increase based on broadening our infrastructure to support continued growth in the business.

Share-Based Compensation

We recognized $8.4 million, or $0.16 per share, and $4.3 million, or $0.09 per share, in share-based compensation expense for our share-based awards during the nine-month periods ended September 30, 2007 and 2006. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Nine Months Ended September 30,
	2007	2006
Research and development	$2,403	$2,775
Selling, general and administrative	5,987	1,491

	$8,390	$4,266

Included in non-cash, share-based compensation are non-recurring charges of $2.1 million related to modification of vesting for restricted stock awards for certain executives in connection with separation agreements relating to the merger with Celunol. In addition, our share-based compensation charges increased due to additional options and awards granted to our new executive team in connection with our merger.

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

Restructuring Charges

We recorded charges of $11.5 million during the nine months ended September 30, 2006 in connection with our strategic reorganization in January 2006, which included costs for employee separation and estimates for facilities consolidation costs. During the nine months ended September 30, 2007, we recorded $58,000 of additional charges reflecting revisions in our estimates for our remaining net facilities consolidation costs. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest Income, net

Interest income on cash and short-term investments was $3.1 million for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006, attributed primarily to the increase in cash and investments resulting from the proceeds from our Convertible Notes offering, as well as higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2006 to 2007.

Interest expense was $4.1 million, which excludes $0.3 million in capitalized interest for the demonstration facility, for the nine months ended September 30, 2007 compared to $0.8 million for the nine months ended September 30, 2006. This increase was attributed to interest accrued on the Convertible Notes issued in March and April 2007.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, commercial loans, lines of credit, and debt financing. As of September 30, 2007, our strategic partners have provided us more than $295 million in funding since inception and are also committed to additional funding of more than $15 million through 2010. Future committed funding is subject to our performance under existing agreements, and excludes milestone payments, license and commercialization fees, and royalties or profit sharing. Our future committed funding is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationship with these collaborators could have a material adverse impact on our operating results and financial condition.

As more fully described in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006, filed with the SEC on March 16, 2007 and March 20, 2007, our independent registered public accounting firm included an explanatory paragraph in their report on our 2006 financial statements related to the uncertainty in our ability to continue as a going concern. At that time, we had insufficient cash and working capital to effect the merger with Celunol and the combined business plan as contemplated. In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due 2027 (“Convertible Notes”) in a private placement, generating net cash proceeds to the Company of approximately $114.8 million. The Convertible Notes are convertible by holders into shares of our common stock at an initial conversion rate of 122.5490 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share.

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

Our periodic interest payments on the Convertible Notes will total $3.3 million every six months, assuming an outstanding balance of $120.0 million, and will be payable in October and April of each year.

The terms of the Convertible Notes include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the Convertible Notes may require us to purchase, for cash, all or a portion of their Convertible Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a “fundamental change”, which is defined in the indenture related to the Convertible Notes, occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Convertible Notes an event of default under the agreements. If we fail to pay interest on the Convertible Notes or to purchase or repurchase the Convertible Notes when required, we will be in default under the indenture for the Convertible Notes.

As of September 30, 2007, we had cash, cash equivalents, and short-term investments of approximately $88.1 million. Our short-term investments as of such date consisted primarily of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements.

Our operating activities used cash of $29.2 million for the nine months ended September 30, 2007. These activities consisted primarily of cash used to fund our net loss of $86.0 million, as well as $5.2 million in merger-related transaction costs. This cash usage was offset in part by acquired in-process research and development of $42.4 million, depreciation of $6.4 million and share-based and compensation charges of $8.4 million.

Our investing activities used cash of $39.9 million for the nine months ended September 30, 2007. These activities consisted primarily of advances of $27.5 million made to Celunol in connection with our merger agreement and purchases of property and equipment of $20.4 million, partially offset by cash generated through net maturities of short-term investments of $7.0 million to fund operations.

Our financing activities generated net cash of $112.4 million for the nine months ended September 30, 2007, consisting primarily of net proceeds from our Convertible Notes offering.

The following table summarizes our contractual obligations at September 30, 2007 (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Operating leases	$53,769	$5,458	$11,785	$12,778	$23,748
Manufacturing costs to Fermic	24,886	9,698	15,188	—	—
License and research agreements	3,610	2,300	450	290	570
Principal and interest on capital lease and notes	5,286	3,508	1,778	—	—
Principal and interest on 5.5% Convertible Notes	252,000	6,600	13,200	19,800	212,400

Total Contractual Obligations	$339,551	$27,564	$42,401	$32,868	$236,718

We do not have any off-balance sheet arrangements that would give rise to additional contractual obligations as of September 30, 2007.

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four year period. Under the terms of the agreement, we can cancel our committed capacity obligations with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of September 30, 2007, under this agreement we have made minimum commitments to Fermic of approximately $24.9 million over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products. Through September 30, 2007, we had incurred costs of approximately $15.3 million for equipment related to this agreement.

During the last quarter of 2007, we anticipate funding as much as $1.0 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

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

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (8.25% at September 30, 2007) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

At September 30, 2007, there was approximately $2.7 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $4.7 million under the Letter of Credit Sublimit, as required under our facilities leases.

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

As of September 30, 2007, we were in compliance with all debt covenants under our various financing agreements.

Substantial cash requirements will be necessary to execute our business plan. As more fully described in Risk Factors, we will require additional capital to fund our operations, especially in relation to our implementation of our vertical integration strategy within biofuels, and we may need to enter into financing arrangements with unfavorable terms or which could adversely affect the ownership interest and rights of our common stockholders as compared to our other stockholders. If such financing is not available, we may need to curtail or cease operations.

We anticipate that we will spend as much as $2.1 in additional capital expenditures for the remainder of 2007 to support our specialty enzymes business. In our biofuels business, we are currently in the process of making further modifications and improvements to our pilot facility and constructing our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. During the first nine months of 2007, the combined companies have spent in excess of $35 million on these projects in Jennings, and we estimate that the total additional capital expenditures required to complete these projects will be in the range of $25 million to $30 million through mechanical completion of the demonstration facility in 2008. We plan to finance these purchases with existing cash, new loan facilities, and other sources of capital when they become available; however, there can be no assurance that such new loan facilities or other sources of capital will become available on favorable terms to us, or at all.

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

SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of September 30, 2007, we had $106.4 million of goodwill.

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

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include our profit-sharing revenues in product revenues on the statement of operations. We recognize profit-sharing revenues during the quarter in which such profit sharing revenues are earned based on calculations provided by our profit-sharing partner. To date, we have generated a substantial portion of our product revenues, including profit-sharing revenues, through our agreements with Danisco.

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

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Pursuant to the adoption of FIN 48, our net operating loss carry forwards and other credits may be subject to revision. We are currently assessing the impact of FIN 48 on our tax positions.

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

Segment Reporting

Effective for fiscal 2007, we have determined that we operate in two segments: specialty enzymes and biofuels. Pursuant to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we will be required to report separate financial and descriptive information about our reportable operating segments in our Form 10-K for the fiscal year ended December 31, 2007. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 does not apply to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. As such, no segment disclosures have been included in the accompanying notes to the condensed consolidated financial statements for the quarter and nine months ended September 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our future financings, including any future equipment financing line of credit agreements, the interest rates under which are expected to be closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have had an immaterial impact on the fair value of our interest sensitive financial instruments at September 30, 2007 and December 31, 2006. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense. In connection with one of our research collaborations, we engage third parties to provide various services. Certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material. Additionally, the collaboration under which such services are performed provides for reimbursement of such costs in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in SEC Rule 13a-15(e). We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our CEO, who is our principal executive officer, and our CFO, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, except for the material weaknesess noted below under the caption “Changes in Internal Control over Financial Reporting,” our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our CEO and CFO have evaluated whether a change had occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on such evaluation, except for the material weaknesess noted below under the caption “Changes in Internal Control over Financial Reporting,” such officers have concluded that there was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

On June 20, 2007, we completed our merger with Celunol, at which time Celunol became a wholly-owned subsidiary of Verenium, and was renamed Verenium Biofuels Corporation, our biofuels business unit. As a result of the merger, we expanded our operating locations from a single corporate headquarters in San Diego, California to four separate operating locations in California, Florida, Louisiana, and Massachusetts, and moved our corporate headquarters to Cambridge, Massachusetts. Since the merger date, we have been integrating our biofuels business unit’s systems, processes and internal controls over financial reporting into our financial reporting systems, and over the course of that time noted deficiencies related to the oversight of the monthly financial close and review process specific to our biofuels business unit, which was formerly a private company. We have been in the process of remediating such deficiencies over the past several weeks.

In connection with the completion of the review of our financial statements for the quarter and nine months ended September 30, 2007 by our independent public accountants, Ernst and Young LLP, we noted material weaknesses in our internal control over financial reporting related to our biofuels entity, caused primarily by untimely and incomplete account reconciliations and insufficient oversight related to the financial close processes. We have implemented, or are in the process of implementing, a number of measures to remedy the deficiencies, which we believe will be complete by the end of fiscal 2007. We believe these new controls will adequately address these material weaknesses. We plan to continue to monitor the effectiveness of our controls and procedures on an ongoing basis and will take further action, as appropriate.

In addition, our Principal Executive Officer and Principal Financial Officer have concluded that there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remedies of the deficiencies noted above and currently in process.

Furthermore, SEC rules require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. We must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting on an annual basis, as required under Section 404 of the Sarbanes-Oxley Act. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if a material weakness or significant deficiencies exists. Even if we are able to report our financial statements accurately and timely, if we do not make all the necessary improvements to address the deficiencies, disclosure of material weaknesses may be required in future filings with the SEC.

The actions we have taken to remediate these deficiencies are subject to continued management review supported by confirmation and testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor entitled “If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us” in this Quarterly Report on Form 10-Q.

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

In June 2004, we executed a settlement agreement with the Plaintiffs pursuant to the terms of the memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied Plaintiffs’ rehearing petition, but clarified that the Plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. Issuers in those six focus cases have until November 9, 2007 in which to move to dismiss.

On September 22, 2006, we issued a letter to Valley Research, inc. (“Valley”) communicating our intent to terminate Valley’s exclusive distributorship of one of our enzymes because Valley failed to meet certain minimum sales requirements under our distribution agreement with Valley. On December 7, 2006, Valley filed a civil complaint in San Diego Superior Court against us, alleging breach of contract. In the complaint, Valley alleges that our enzyme product was unstable and performed poorly, which caused Valley to be unable to satisfy certain contractual requirements. In the complaint, Valley seeks money damages for our alleged breach of contract, and potentially additional damages for termination of Valley’s exclusivity. We believe that the claims made by Valley have no merit, and we intend to defend ourselves vigorously. We filed an answer and cross complaint in January 2007 responding to the charges and asserting certain other claims against Valley. On March 7, 2007, we issued a letter to Valley terminating the distribution agreement, effective immediately, because Valley failed to meet certain minimum purchase requirements under the distribution agreement. On July 10, 2007, Valley filed a First Amended Complaint alleging various claims, including breach of contract, fraud, intentional and negligent interference with contract, and trade secret misappropriation. On July 18, 2007, we filed a First Amended Cross-Complaint identifying Verenium Corporation as the successor in interest to Diversa Corporation, and on July 19, 2007, Verenium removed Valley’s lawsuit to the United States District Court for the Southern District of California based on diversity jurisdiction. We have challenged Valley’s First Amended Complaint by way of a motion to dismiss, which was taken under submission by the federal court on October 12, 2007. The parties recently attended an Early Neutral Evaluation Conference on October 29, 2007. As a result of this conference, the federal court issued an order regulating discovery and pretrial procedure. This order sets, among other dates, a Final Pretrial Conference date of January 28, 2009. At the time of filing, the federal court is considering, in addition to our motion to dismiss, a motion to remand filed by Valley. If granted, the motion to remand would return the action to state court. Regardless of whether the action remains in federal court or is remanded to state court, we anticipate filing a Second Amended Cross-Complaint that will include additional causes of action against Valley for libel and trade libel.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company or cellulosic ethanol manufacturing company. Our existing proprietary technologies are new and in the early stage of development for both biofuels and specialty enzymes. We may not be successful in the commercial development of these or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized nine of our own products, all in the specialty enzymes area, Fuelzyme™-LF enzyme, Pyrolase™ 160 enzyme, Pyrolase™ 200 enzyme, Cottonase™ enzyme, Luminase™ PB-100 enzyme, Luminase™ PB-200 enzyme, Bayovac® SRS, and blue and green fluorescent proteins. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. We have not yet commercialized any products or processes in our integrated strategy within biofuels. Our specialty enzyme products and technologies have generated only modest revenues to date. Because of these uncertainties, our discovery process may not result in the identification of product candidates or biofuels production processes that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, or if we are unable to sell our cellulosic ethanol or an integrated solution for the production of cellulosic ethanol, we could have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding in connection with such efforts.

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

We have incurred net losses since our inception, including a net loss of approximately $86.0 million for the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of approximately $415.5 million. Through June 20, 2007, the date of the closing of our merger with Celunol Corp., our losses were attributable to our specialty enzymes business. We expect to continue to incur additional losses for the foreseeable future in our specialty enzymes business as we continue to develop specialty enzyme products, and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. Beginning with the closing of our merger with Celunol Corp. on June 20, 2007, we began to incur additional losses as we pursue our vertical integration strategy within biofuels.

To date, most of our revenue has been derived from collaborations and grants related to our specialty enzymes business, and we expect that a significant portion of our revenue for 2007 will result from the same sources. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. As product revenue increases, we expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, we expect other selling, general and administrative expenses to increase based on broadening our infrastructure to support continued growth in the business. Even if we generate significant additional revenue in our specialty enzymes business, we do not expect to achieve overall profitability for at least the next four years as we make additional investments to implement our vertical integration strategy within biofuels. In order for us to generate revenue, we must not only retain our existing collaborations and/or attract new ones and achieve milestones under them, but we must also develop products or technologies that we or our partners choose to commercialize and that are commercially successful and from which we can derive revenue through sales or royalties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

* We recently sold an aggregate $120 million of our 5.50% Convertible Senior Notes due 2027, or the Notes, and may not have the ability to raise the funds to pay interest on the Convertible Notes or to purchase the Convertible Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of Convertible Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the Convertible Notes may require us to purchase, for cash, all or a portion of their Convertible Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a “fundamental change”, which is defined in the indenture related to the Convertible Notes, occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Convertible Notes an event of default under the agreements. If we fail to pay interest on the Convertible Notes or to purchase or repurchase the Convertible Notes when required, we will be in default under the indenture for the Convertible Notes.

*Our increased leverage as a result of our issuance of the Convertible Notes may harm our financial condition and results of operations.

Our total consolidated long-term debt as of September 30, 2007, which includes the Convertible Notes, was $121.7 million and represented approximately 52% of our total capitalization as of that date. In addition, the indenture for the Convertible Notes does not restrict our ability to incur additional indebtedness.

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

Our capital requirements depend on several factors, including:

•	The level of research and development investment required to maintain our technology leadership position;

•	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products;

•	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel;

•	Our possible acquisition or licensing of complementary technologies or acquisition of complementary businesses; and

•

Expenditures and investments to implement our vertical integration strategy within biofuels, including increased capital expenditures in relation to such strategy, for example, to build pilot and demonstration facilities.

We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to cease operations. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, such debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We currently have a term loan in place that includes a letter-of-credit sub facility which we hope to refinance or expand in the future and the terms of any refinancing could include higher interest rates, a security interest over some or all of our assets and restrictions on our operations. In addition, we expect to attempt to raise funds in the non-recourse, project-finance capital markets to finance growth of our project portfolio. Such funds may not be available to us or may be available on terms not satisfactory to us. We will also pursue federal, state and local financial incentives such as loan guarantee programs and grants as appropriate. We currently have several applications pending for a number of such programs; however, such funds may not be available to us in adequate amounts, if at all. For example, we recently learned that our application for the first phase of loan guarantee program initiated by the U.S. Department of Energy was denied. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

*If we engage in any acquisitions, we will incur a variety of costs and may potentially face numerous other risks that could adversely affect our business operations.

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of September 30, 2007, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

* If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us.

In connection with the completion of the review of our financial statements for the quarter and nine months ended September 30, 2007 by our independent public accountants, Ernst and Young LLP, we noted material weaknesses in our internal control over financial reporting related to our biofuels entity, caused primarily by untimely and incomplete account reconciliations and insufficient oversight related to the financial close processes. We have implemented, or are in the process of implementing, a number of measures to remedy the deficiencies, which we believe will be complete by the end of fiscal 2007. We believe these new controls will adequately address these material weaknesses. We plan to continue to monitor the effectiveness of our controls and procedures on an ongoing basis and will take further action, as appropriate.

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

Our intellectual property rights may be challenged by others. For example, in February 2007, an interference proceeding was declared in the U.S. Patent and Trademark Office between a U.S. patent assigned to us and a pending U.S. patent application owned by another company with allowable claims directed to GeneReassembly. A schedule for the motion phase of the interference proceeding was discussed with the Administrative Patent Judge in April 2007. The Administrative Patent Judge granted our request to treat two of our motions as threshold motions. The first is a motion for no interference in fact, and the second is a motion for unpatentability of Maxygen’s patent application due to lack of written description. Both of our motions have been submitted to the Administrative Patent Judge for consideration. Other than this interference proceeding, we are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	stop production of cellulosic ethanol at our production facilities;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products, facilities or processes that use any allegedly infringing technology, which may result in significant cost or delay to us, or which could be technically infeasible.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. We cannot assure you that if we are sued on these patents we would prevail.

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

The ethanol production and marketing industry is extremely competitive. In addition to cellulosic ethanol producers using different technology platforms, our competitors will be grain ethanol producers, as well as other providers of alternative and renewable fuels. Significant competitors in the grain ethanol production and marketing industry include Archer Daniels Midland Company, Cargill, Inc., VeraSun Energy Corporation, and Aventine Renewable Energy, Inc. Many companies are engaged in research and development activities in the emerging cellulosic ethanol industry, and companies with announced pilot facility and/or demonstration facility development activities in the cellulosic ethanol space include Abengoa Bioenergy Corp., BlueFire, Genencor, Iogen Corporation, Losonoco, Mascoma, Range Fuels, and Xethanol. Larger industrial companies with announced cellulosic strategies include Archer Daniels Midland, DONG Energy (Elsam), DuPont/POET (formerly known as Broin), Tate & Lyle, and Novozymes. Cellulosic gasification technologies are being pursued by companies including ClearFuels and BRI-Infinium. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of ethanol from cellulosic biomass or other feedstocks, such as municipal or construction waste, production of cellulosic ethanol or other fuels employing different steps within the production process, such as acid hydrolysis and/or gasification, and/or the production of other alternative fuels or biofuels, such as biobutanol. Some of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and prevent us from achieving any market share, sales and/or profitability, adversely affect our results of operations and financial position.

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

We are currently focused on the pilot-scale research and development of such processes in our pilot facility in Jennings, Louisiana, as well as the construction of a demonstration-scale facility located at the same site that is intended to demonstrate the economics of cellulosic ethanol production using our proprietary processes. We have not yet attempted to perform any elements of the cellulosic ethanol production process beyond pilot scale. We have limited experience with sourcing cellulosic feedstocks and distilling ethanol produced from biomass, and we have no experience storing and/or distributing significant volumes of ethanol produced from biomass sources. To date, we have focused the majority of our research and development efforts on producing ethanol from corn stover, sugarcane bagasse, and wood. The technological and logistical challenges associated with each one of these processes are extraordinary, and we may not be able to resolve such difficulties in a timely or cost effective fashion, or at all. Even if we are successful in developing an economical commercial-scale process for converting a particular cellulosic biomass to cellulosic ethanol, we may not be able to adapt such process to other biomass raw materials.

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

As of June 30, 2007, we had recorded $$106.5 million of goodwill resulting from our merger with Celunol. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. The plans and estimates used to value these assets may be incorrect. If our actual results are worse than the plans and estimates we used to assess the recoverability of Celunol’s assets in connection with the merger, or our plans and estimates are otherwise incorrect, we could incur impairment charges relating to the goodwill resulting from our merger with Celunol, including up to the full $106.4 million of goodwill.

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

The elimination or alteration of the special depreciation allowances for cellulosic ethanol facilities could have a material adverse effect on our results of operations.

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

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements relating to our specialty enzymes business with Syngenta AG, BASF, Bayer Animal Health, Bunge Oils, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, and Xoma. For the nine months ended September 30, 2007, approximately 29% of our revenue was from Syngenta. While we expect our product revenue to continue to account for a greater proportion of our total revenue, we expect that a significant portion of our 2007 revenue in our specialty enzymes business will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential specialty enzyme products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize specialty enzyme products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered specialty enzyme products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop specialty enzyme products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these specialty enzyme products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our specialty enzyme products, grow our specialty enzyme business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	significant accidents, damage from severe weather or other natural disasters affecting our pilot facility;

•	interruption or delay in the construction of our demonstration facility;

•	risks and uncertainties related to siting, permitting, construction, materials and equipment procurement, and other issues related to development of commercial-scale facilities;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	reductions in the price of gasoline or increases in the prices for biomass feedstocks;

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	future royalties from product sales, if any, by our collaborative partners;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize biofuels and cellulosic ethanol and other products;

•	the loss of key employees;

•	our ability to access genetic material from diverse ecological environments and practice our technologies;

•	the introduction of technological innovations or alternative energy sources or other products by our competitors;

•	decreases in the market for ethanol, and cellulosic ethanol;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock; and

•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 60% of our outstanding common stock as of October 31, 2007. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, as of October 31, 2007, Syngenta and its affiliates controlled approximately 12.6% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of October 31, 2007, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 12.6% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market could adversely affect the market price of our stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our Registration Statements on Form S-1 (File Nos. 333-92853 and 333-30290) relating to the initial IPO were declared effective by the Securities and Exchange Commission on February 11 and February 14, 2000, respectively. Upon completion of our initial public offering, we received net proceeds of $184.5 million after underwriting discounts and expenses. Through September 30, 2007, approximately $22 million of the net proceeds had been used to purchase property and equipment and approximately $132 million had been used for general corporate purposes. The balance is invested in cash equivalents and short-term investments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Verenium Corporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation filed March 16, 2007.(6)

3.3	Certificate of Amendment of Restated Certificate of Incorporation filed June 26, 2007.(7)

3.4	Amended and Restated Bylaws of Verenium Corporation.(1)

3.5	Amendment to Bylaws of Verenium Corporation.(5)

4.1	Form of Common Stock Certificate of Verenium Corporation.(8)

4.2	Rights Agreement by and between Verenium Corporation (formerly known as Diversa Corporation) and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(2)

4.3	Amendment to Rights Agreement by and between Verenium Corporation (formerly known as Diversa Corporation) and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(3)

4.4	Second Amendment to Rights Agreement by and between Verenium Corporation (formerly known as Diversa Corporation) and American Stock Transfer and Trust Company, as Rights Agent dated as of February 12, 2007. (4)

4.5	Verenium Corporation (formerly known as Diversa Corporation) Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.1*	Form of Executive Officer 2007 Equity Incentive Plan Option Agreement.(9)

10.2*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement.(9)

10.3*	Form of Stock Option Grant Notice and Form of Exercise for use in connection with Executive Officer 2007 Equity Incentive Plan Option Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement.(9)

10.4*	Form of Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(9)

10.5*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(9)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference

(4)	Filed as an exhibit to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-143849) filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: November 9, 2007	/s/ JOHN A. MCCARTHY, JR.
John A. McCarthy, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)