Form 10-Q
period 2008-03-31
VERENIUM CORP
filed 2008-05-19
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(617) 674-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” and large “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 14, 2008 was 63,646,943.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$51,467	$48,743
Short-term investments	8,229	9,234
Accounts receivable, net (including $489 and $2,218 from a related party at March 31, 2008 and December 31, 2007)	13,852	11,118
Inventories, net	4,493	5,904
Prepaid expenses and other current assets	3,414	1,408

Total current assets	81,455	76,407
Property, plant and equipment, net	96,125	76,663
Goodwill	106,134	106,134
Derivative asset – convertible hedge transaction, net	5,070	—
Other assets	7,733	5,575

Total assets	$296,517	$264,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,666	$16,412
Accrued expenses	12,604	13,294
Restructuring reserve, current portion	947	1,518
Deferred revenue, current portion (including $4,035 and $4,142 from a related party at March 31, 2008 and December 31, 2007)	5,275	5,478
Accrued interest on convertible senior notes	3,148	1,649
Derivative liability – warrants	4,600	—
Convertible senior notes, current portion	30,281	—
Equipment loans payable, current portion	2,333	2,712

Total current liabilities	70,854	41,063
Convertible senior notes, at carrying value, net of discounts (face amount of $171.6 million and $120 million at March 31, 2008 and December 31, 2007 )	125,194	120,000
Equipment loans payable, less current portion	711	1,160
Restructuring reserve, less current portion	5,325	5,496
Other long term liabilities	1,378	1,845

Total liabilities	203,462	169,564
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock—$0.001 par value; 170,000 shares authorized, 63,648 and 63,092 shares issued and outstanding, at March 31, 2008 and December 31, 2007	64	63
Additional paid-in capital	553,295	532,173
Accumulated deficit	(460,413)	(437,071)
Accumulated other comprehensive gain	109	50

Total stockholders’ equity	93,055	95,215

Total liabilities and stockholders’ equity	$296,517	$264,779

Note: The condensed consolidated balance sheet data at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Product (including related-party revenues of $153 and $760 for the three months ended March 31, 2008 and 2007)	$11,201	$5,352
Collaborative (including related-party revenues of $2,106 and $2,141 for the three months ended March 31, 2008 and 2007)	3,475	4,735
Grant	559	1,221

Total revenue	15,235	11,308

Operating expenses:
Cost of product revenue (including related-party costs of $189 and $765 for the three months ended March 31, 2008 and 2007)	7,877	4,892
Research and development	14,861	11,639
Selling, general and administrative	9,624	5,247
Restructuring expenses	59	83

Total operating expenses	32,421	21,861

Loss from operations	(17,186)	(10,553)
Interest and other income (expense), net (including non-cash amortization of debt discounts)	(1,993)	235
Loss on exchange of convertible notes	(3,599)	—
Loss on net change in fair value of derivative assets and liabilities	(564)	—

Net loss	$(23,342)	$(10,318)

Basic and diluted net loss per share	$(0.38)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per share	61,206	47,567

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(23,342)	$(10,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,309	2,151
Non-cash share-based compensation	3,474	1,061
Loss on exchange of convertible notes	3,599	—
Loss on net change in fair value of derivative assets and liabilities	564	—
Amortization of debt discount	420	—
Changes in operating assets and liabilities:
Accounts receivable	(2,734)	(971)
Inventory	1,411	(22)
Other assets	(1,302)	(2,186)
Accounts payable and accrued expenses	(4,400)	(1,039)
Restructuring reserve	(742)	(470)
Deferred revenue	(203)	(321)

Net cash used in operating activities	(20,946)	(12,115)

Investing activities:
Purchases of short-term investments	(84,620)	(14,323)
Sales and maturities of short-term investments	85,684	19,336
Purchases of property, plant and equipment, net	(21,772)	(1,186)
Advances made to Celunol Corp.	—	(8,500)

Net cash used in investing activities	(20,708)	(4,673)

Financing activities:
Proceeds from issuance of convertible notes, net of issuance costs of $3,521 and $4,348 for the three months ended March 31, 2008 and 2007	50,829	95,652
Net cash paid for convertible hedge transaction	(6,194)	—
Net cash paid upon conversion of 2008 Notes	(291)	—
Principal payments on debt obligations	(828)	(1,516)
Proceeds from sale of common stock	862	1,197

Net cash provided by financing activities	44,378	95,333

Net increase in cash and cash equivalents	2,724	78,545
Cash and cash equivalents at beginning of period	48,743	38,541

Cash and cash equivalents at end of period	$51,467	$117,086

Supplemental disclosure of cash flow information:
Interest paid	$529	$157

Supplemental disclosure of non-cash operating and financing activities:
Conversion of convertible senior notes to common stock	$900	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008.

The Company has incurred net losses of $23.3 million for the three months ended March 31, 2008 and $89.7 million, $39.3 million, and $107.6 million for the years ended December 31, 2005, 2006 and 2007, respectively, and has an accumulated deficit of $460.4 million as of March 31, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to generate additional financing through a combination of corporate partnerships and collaborations, federal and state grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives including but not limited to, a divesture of all or part of its business. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. If the Company cannot obtain sufficient additional financing in the short-term, it may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

Reclassification

Certain reclassifications to prior period information have been made to conform to current presentation. For the three months ended March 31, 2008, the Company recorded $1.2 million of expenses related to the administration of the Company’s patent portfolio and regulatory affairs in selling, general and administrative on the condensed consolidated statement of operations. Expenses related to the administration of the Company’s patent portfolio and regulatory affairs of $1.2 million for the three months ended March 31, 2007 were reclassified from research and development expenses to selling, general and administrative expenses to conform to current year presentation.

Basis of Consolidation

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

Derivative Financial Instruments

The Company’s senior convertible notes (See Note 2) have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issue Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in a Company’s own Stock” (“EITF 00-19”).

For derivative instruments that are required to be accounted for as assets or liabilities, the instrument is initially recorded at its fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

If the embedded derivative instrument is bifurcated and accounted for as an asset or liability, the proceeds from an issuance are first allocated to the fair value of the bifurcated derivative instruments. If there are also options or warrants that are required to be recorded as a liability, the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from the face amount.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

SFAS No. 157 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its available-for-sale investments and its derivative instruments related to its 2008 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008
	Balance at March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$48,288	$48,288	$—	$—
Short term investments (2)	8,229	8,229	—	—
Derivative liability – warrants (3)	4,600	—	—	4,600
Derivative liability – conversion rights (4)	30,281	—	—	30,281
Derivative asset, net – convertible hedge transaction(5)	5,070	—	—	5,070

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)	Included in short-term investments on the accompanying condensed consolidated balance sheet.

(3)	Represents warrants issued in conjunction with the Company’s 2008 Notes (See Note 2). Included in current liabilities on the accompanying condensed consolidated balance sheet.

(4)	Represents the conversion rights included in the Company’s 2008 Notes (See Note 2). Included in current liabilities on the accompanying condensed consolidated balance sheet.

(5)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (See Note 2). Included in non-current assets on the accompanying condensed consolidated balance sheet.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to March 31, 2008 (in thousands):

	Derivative Liability- Warrants	Derivative Liability - Conversion Rights	Derivative Asset – Convertible Hedge Transaction
Balance at January 1, 2008	$—	$—	$—
Issuance of derivative instruments (1)	4,700	31,135	6,194
Adjustment to fair value included in earnings (2)	(100)	(460)	(1,124)
Other adjustments (3)	—	(394)	—

Balance at March 31, 2008	$4,600	$30,281	$5,070

(1)	Represents the derivative instruments related to the 2008 Notes offering in February 2008 (See Note 2).

(2)	The derivative warrants, conversion option and convertible hedge transaction are revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the three months ended March 31, 2008, the net adjustment to fair value resulted in a loss of $0.6 million and is included in “loss on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statement of operations (See Note 2).

(3)	Represents decrease in derivative liability related to conversion of $900,000 face value 2008 Notes (See Note 2).

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

Under SAB No. 104, revenue is recognized when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2008, the Company had $5.3 million in deferred revenue, of which $5.2 million was related to funding from collaborative partners and $0.1 million was related to product sales.

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

Revenue Arrangements with Multiple Deliverables

The Company sometimes enters into revenue arrangements that contain multiple deliverables in accordance with EITF No. 00-21. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had 0.5 million and 0.8 million unvested restricted shares outstanding as of March 31, 2008 and 2007. Additionally, pursuant to the merger agreement with Celunol, 1.5 million shares of the Company’s common stock issued to former Celunol stockholders were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligations of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto.

For purposes of the computation of net loss per share, the unvested restricted shares and the shares held in escrow are considered contingently returnable shares under SFAS No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these unvested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share (in thousands, except per share data).

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding during the period	63,249	48,371
Less: Weighted average contingently returnable shares outstanding	(2,043)	(804)

Weighted average shares used in computing basic and diluted net loss per share	61,206	47,567

Net loss	$(23,342)	$(10,318)

Net loss per share, basic and diluted	$(0.38)	$(0.22)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	March 31, 2008	December 31, 2007
$101.5 million principal 5.5% Senior Convertible Notes, issued in 2007	$101,500	$120,000
$70.1 million principal 8% Senior Convertible Notes, issued in 2008	53,975	—

Total carrying value	155,475	120,000
Less: Current portion	(30,281)	—

Carrying value, non current portion	$125,194	$120,000

A reconciliation of the face value of the 2008 Notes to their carrying value is set forth below (in thousands):

	March 31, 2008	December 31, 2007
Debt host	$35,219	$—
Derivative liability – conversion rights	30,281	—
Fair value of warrants	4,600	—

Face value	70,100	—
Less: Unamortized discount (net of premium)	(16,125)	—

Total carrying value	$53,975	$—

2007 Convertible Notes Offering

In March 2007, the Company completed an offering of $100 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (“2007 Notes”) in a private placement, generating net cash proceeds to the Company of approximately $95.5 million. In April 2007, the initial purchasers exercised in full their over-allotment option to purchase an additional $20 million aggregate principal amount of 2007 Notes, generating additional net cash proceeds to the Company of approximately $19.3 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the Verenium common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the Company’s issuance of its 2008 Notes. As of March 31, 2008 the Company had $101.5 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.50% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at an initial conversion rate of 122.5490 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. On April 1, 2008, in accordance with the 2007 Notes agreement, the conversion rate of the 2007 Notes was increased to 156.25 shares per $1,000 principal amount, which represents a conversion price of $6.40 per share, which was the closing price per share of the Company’s common stock on the date of the offering. As a result of the change in the conversion price, total common shares that would be issued assuming conversion of the entire $101.5 million in 2007 Notes increased from 12.4 million shares to 15.9 million shares.

On or after April 5, 2012, the Company may, at its option, redeem the 2007 Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the 2007 Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their 2007 Notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their 2007 Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2007 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2007 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying condensed balance sheet, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Convertible Notes Offering

On February 22, 2008, the Company completed a private placement of 8% senior convertible notes due April 1, 2012 and warrants to purchase its common stock (“2008 Notes”). Concurrently with entering into the purchase agreement, the Company also entered into senior notes exchange agreements with certain existing noteholders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes to be issued in exchange for the 2007 Notes, the Company issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of common stock. Gross proceeds from new investment were approximately $54 million and net proceeds from new investment, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $45 million.

The 2008 Notes are convertible on the date of their issuance. Their initial conversion price is equal to $4.09 per share. The conversion price is subject to full ratchet anti-dilution protection and a reset provision whereby, to the extent the volume weighted average price of the Company’s common stock during the seven trading days prior to the one-year anniversary of the issuance of the 2008 Notes is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time. The 2008 Notes are subject to automatic conversion at the Company’s option if the Company’s closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date the Company provides notice of the automatic conversion to investors, the average daily trading volume of its stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

The warrants are exercisable six months after their issuance. The initial exercise price of the warrants is $4.44 per share. The exercise price is subject to weighted average anti-dilution protection.

In connection with the transactions described above, the Company entered into a convertible hedge transaction, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option (the “Lower Call”), on April 1, 2012 (or earlier upon conversion of the 2008 Notes), the Company will be entitled to purchase 13,288,509 shares of its own common stock from the counterparty at a price per share equal to the initial conversion price (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option (the “Upper Call”), on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty will be entitled to purchase 13,288,509 shares of the Company’s common stock at a price per share of $5.16. The net cash cost of the convertible hedge transaction was approximately $6.2 million.

Periodic interest payments on the 2008 Notes are approximately $1.4 million every three months, assuming an outstanding balance of $71.0 million, and is payable on January 1, April 1, July 1 and October 1, of each year. Subject to the satisfaction of certain conditions, interest payments on the 2008 Notes may be made, at the Company’s option, in shares of common stock, valued at a 5% discount to the stock price at the time of payment of the interest.

Under Nasdaq rules, the Company is restricted, without prior shareholder approval, from issuing shares underlying the 2008 Notes and warrants that would exceed 20% of its total outstanding shares. In the event that the Company does not receive shareholder approval for issuances of shares beyond 19.9% of the number of the Company’s issued and outstanding shares (“Exchange Cap”) as of February 22, 2008, any required share issuances under the 2008 Notes and warrants in excess of that amount will be cash settled in an amount per share equal to the closing sales price of the Company’s common stock on the conversion date.

The Company is subject to certain restrictive covenants under the 2008 Notes, including the following:

•

If the Company sells, transfers or disposes of any part of its specialty enzymes business unit (other than sales or licenses in the ordinary course of business and other than any sales, dispositions or other transfers, in one or a series of related transactions, providing for gross proceeds of $1 million or less), it is required to deposit cash in a restricted cash account for the benefit of the holders of the 2008 Notes in an amount equal to the lesser of 50% of the total consideration received for such sale, transfer or disposition and 50% of the then outstanding principal amount of the 2008 Notes. The obligation to make such a deposit terminates when the closing sale price of the Company’s common stock exceeds $7.00 per share for 30 consecutive trading days, the average daily trading volume for such period is at least $2 million and all shares issuable upon conversion of the 2008 Notes are registered for resale pursuant to effective registration statements or freely saleable during such period.

•

The Company is not permitted to incur indebtedness, other than certain project financing debt or up to $15 million in principal amount of debt, provided that if the closing sale price of the Company’s common stock exceeds $8.00 per share for 30 consecutive trading days, the limit on additional indebtedness increases to $30 million and if the closing sale price of the common stock exceeds $12.00 per share for 30 consecutive trading days, the limit on additional indebtedness increases to $50 million. In addition, the Company is restricted from incurring or permitting to exist any secured debt or debt that is senior to the 2008 Notes other than certain project financing debt or $15 million principal amount of debt, subject to increase as described above.

•

The Company is not permitted to repay, restructure, amend, redeem, exchange or repurchase all or any portion of the outstanding 2007 Notes, except for repayments or redemptions required by the terms of such notes.

Conversion of 2008 Notes

On March 12, 2008, one noteholder of the Company’s 2008 Notes converted principal in the amount of $0.9 million into 220,048 shares of the Company’s common stock. The conversion price was equal to the initial conversion price of $4.09 per share. The Company also made a make-whole payment to the noteholder in the amount of $0.3 million related to the unpaid interest from the period of the conversion through the maturity of the 2008 Notes, April 1, 2012, in accordance with the 2008 Notes agreement.

Allocation of Cash Proceeds to 2008 Notes and Valuation of Embedded Features

The Company has allocated the proceeds received from the 2008 Notes among the underlying debt instruments, conversion rights, and the detachable warrants, as follows:

Fair value of conversion rights	$31,135
Fair value of warrants	4,700
Debt host instrument	35,165

Face Value of 8% Notes	$71,000

At inception, the fair value of the conversion rights of $31.1 million and the detachable warrants of $4.7 million were separated from the debt host contract and recorded as derivative liabilities which resulted in a reduction of the initial notional carrying amount of the 2008 Notes as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

The derivative liability arising from the conversion rights could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Based upon this, the Company has reported the derivative liability related to the embedded conversion rights as current portion of convertible debt on its condensed consolidated balance sheet. All or a portion of the embedded conversion option value may be reclassified into stockholders’ equity subsequent to shareholder approval of shares in excess of the Exchange Cap; however, until that time the derivative liability will be marked to market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the embedded conversion rights was determined using a “lattice” valuation methodology.

The derivative liability arising from the warrants could require cash settlement within one year from the balance sheet date since warrants become exercisable in August 2008. Based upon this, the Company has reported the derivative liability related to the warrants as a current liability on its condensed consolidated balance sheet. The derivative liability will be marked to market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

Beneficial Conversion Feature

The Company recorded an additional debt discount of $16.1 million related to a beneficial conversion feature resulting from the issuance of the 2008 Notes. The beneficial conversion feature was determined by calculating the difference between the effective conversion price resulting from the carrying value of the 2008 Notes and the fair value of the Company’s common stock at the date of issuance. The beneficial conversion feature is being accreted over the term of the 2008 Notes using the effective interest method.

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the Lower and Upper Call. The convertible hedge transaction does not qualify for equity classification under EITF No. 00-19, as there are potential circumstances, though remote, where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the condensed consolidated balance sheet and is marked to market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The Company has determined that the initial cash paid for each of the Lower and Upper Calls approximated fair value. The fair values of the Lower and Upper Call options subsequent to the initial issuance date were determined using the Black-Scholes Merton methodology.

Impact of Fair Value Remeasurements

The fair value of the conversion rights, warrants, and the Lower and Upper Calls are marked-to-market each balance sheet date and recorded as a derivative asset or liability. The change in fair value is recorded in the statement of operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity.

The fair value of the conversion rights, warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life and interest rates. During the three months ended March 31, 2008, the Company recorded a net charge of $0.6 million related to the change in fair value of the derivative asset and liabilities between the transaction closing date of February 22, 2008 and March 31, 2008.

Loss on Exchange of Notes

In connection with the issuance of the 2008 Notes, the Company exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, an exchange of debt instruments with substantially different terms is a debt extinguishment and requires the recognition of a gain or loss on exchange. The Company determined that the exchange qualified as a debt extinguishment under EITF No, 96-19, and recorded a loss on the exchange of $3.6 million from the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and Warrants issued. In connection with the exchange, and pursuant to the EITF 96-19, the $16.7 million in face value 2008 Notes issued in the exchange was recorded at their derived fair value of approximately $20.3 million on the date of exchange, resulting in a debt premium of approximately $3.7 million which is being amortized as an offset to interest expense using the effective interest method over the approximately 4–year term of the 2008 Notes.

The fair value of the 2008 Notes issued in the exchange was determined using a “lattice” model, consistent with the methodology used to derive the fair value of the embedded conversion rights.

Interest Expense on 2008 Notes

For the three months ended March 31, 2008, the Company recorded interest expense related to the 2008 Notes of $1.1 million, as follows:

8% coupon interest, payable in cash	$530
Non-cash amortization of debt discount, net of premium accretion	420
Non-cash amortization of debt issuance costs	70
Write-off of unamortized debt issuance costs related to converted notes	44

$1,064

The initial debt discount related to the embedded conversion rights, detachable warrants, and beneficial conversion feature and premium related to the fair value adjustment for exchanged notes total $39.8 million. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying condensed balance sheet. Debt issuance costs at inception totaled $3.5 million, and are reflected in other long term assets on the accompanying condensed balance sheet. The debt discounts and debt issuance costs are being amortized into interest expense over the term of the 2008 Notes, or approximately 4 years.

3. Goodwill

As of March 31, 2008, the Company had $106.1 million of goodwill on its condensed consolidated balance sheet, all of which resulted from its merger with Celunol in June 2007.

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

4. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a FIFO basis. Inventory consists of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
Raw materials	$747	$621
Work in progress	111	115
Finished goods	3,985	5,518

	4,843	6,254
Reserve	(350)	(350)

Net inventory	$4,493	$5,904

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method.

Property and equipment consist of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
Laboratory, machinery and equipment	$51,244	$50,654
Computer equipment	12,792	12,177
Furniture and fixtures	5,692	5,549
Leasehold improvements	9,680	9,755
Land	1,580	1,580
Pilot facility	19,173	17,726
Construction-in-progress, demonstration facility	64,961	45,913

Property and equipment, gross	165,122	143,354
Less: Accumulated depreciation and reserves	(68,997)	(66,691)

Property and equipment, net	$96,125	$76,663

Pursuant to SFAS No. 34, “Capitalization of Interest Cost,” the Company capitalizes interest on capital projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. The Company amortizes the capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Included in the costs of its demonstration facility as of March 31, 2008 is $1.4 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures on its demonstration facility.

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

Accrued liabilities

Accrued liabilities consist of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
Professional and outside services	$2,522	$2,456
Employee compensation-related	3,730	8,078
Demonstration plant estimated work completed (not invoiced)	2,610	—
Sales and use tax payable	1,922	1,572
Deferred rent, current portion	97	95
Other	1,723	1,093

Total accrued expenses	$12,604	$13,294

5. Segment Information and Concentration of Business Risk

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

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross profit and total operating expenses and capital expenditures. For the three months ended March 31, 2008, the specialty enzymes segment comprised 100% of total revenues, product revenue, and cost of product revenue. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets like goodwill and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended March 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$11,201	$—	$11,201
Collaborative and grant revenue	—	4,034	—	4,034

Total revenues	$—	$15,235	$—	$15,235

Product gross profit	$—	$3,324	$—	$3,324

Operating expenses	$9,989	$9,554	$5,001	$24,544

Operating loss	$(9,989)	$(2,196)	$(5,001)	$(17,186)

Capital expenditures	$20,495	$484	$793	$21,772

Identifiable assets by operating segment are set forth below (in thousands):

	As of March 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant & equipment, net	82,956	6,002	7,167	96,125
Other assets	1,487	18,344	74,427	94,258

Total identifiable assets	$84,443	$24,346	$187,728	$296,517

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and/or collaboration partners as a percentage of total revenue for the three months ended March 31, 2008 and 2007 was as follows:

	2008	2007
Danisco Animal Nutrition	49%	33%
Syngenta	18%	26%

Accounts receivable from these two customers comprised approximately 61% of accounts receivable at March 31, 2008 and 68% at December 31, 2007.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
North America	$4,446	$4,392
South America	3,805	—
Europe	6,636	6,691
Asia	348	225

	$15,235	$11,308

For the three months ended March 31, 2008 and 2007, 81% and 88% of the Company’s product revenue has come from one focus area, animal nutrition and health.

6. Equity Incentive Plans and Share-based Compensation

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

2007 Equity Incentive Plan

In March 2007, the Board of Directors (the “Board”) adopted the 2007 Equity Incentive Plan (the “2007 Plan”), and effective May 7, 2007, amended the 2007 Plan. The 2007 Equity Incentive Plan is the successor to the Diversa Corporation 1997 Equity Incentive Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. The Company’s stockholders approved the 2007 Plan, as amended, on June 20, 2007. A total of 9,750,000 shares are reserved for issuance under the 2007 Plan.

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and reserved a total of 600,000 shares for issuance thereunder. The number of shares available for issuance under the Directors’ Plan will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year and continuing through and including calendar year 2015, by an amount equal to the excess of (i) the number of shares subject to stock awards granted during the preceding calendar year, over (ii) the number of shares added back to the share reserve during the preceding calendar year pursuant to expirations, terminations, cancellations forfeitures and repurchases of previously granted awards. However this automatic annual increase shall not exceed 250,000 shares in any calendar year. As of March 31, 2008, a total of 966,000 shares of the Company’s common stock have been reserved for issuance under the Directors’ Plan.

The Board adopted the Directors’ Plan as the primary equity incentive program for the Company’s non-employee directors in order to secure and retain the services of such individuals, and to provide incentives for such persons to exert maximum efforts for the success of the Company. Stock awards granted under this plan generally vest monthly over a three year period and expire 10 years from the date of the grant. The Directors’ Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of March 31, 2008, there were approximately 565,000 shares outstanding under the Directors’ Plan and approximately 312,000 shares outstanding under the 1999 Non-Employee Directors’ Stock Option Plan.

Employee Stock Option and Stock Purchase Plans

1999 Employee Stock Purchase Plan

In December 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for annual increases of shares available for issuance under the ESPP. On June 20, 2007, the Company’s stockholders approved an additional 1,500,000 shares for issuance under the ESPP. As of March 31, 2008, there were approximately 1,453,000 shares available for future issuance under the ESPP.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board . The 1997 Plan was terminated by the Board at the time of the merger on June 20, 2007.

The incentive and non-statutory stock options are granted with an exercise price of not less than 100% and 85%, respectively, of the estimated fair value of the underlying common stock as determined by the Board. The 1997 Plan allows the purchase of restricted stock at a price that is not less than 85% of the estimated fair value of the Company’s common stock as determined by the Board.

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of March 31, 2008, the aggregate number of shares awarded under the 1997 Plan is approximately 14,220,000, with no shares available for grant.

Share-Based Compensation

The Company recognized share-based compensation expense of $3.5 million and $1.1 million during the three months ended March 31, 2008 and 2007. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2008	2007
Research and development	$1,324	$420
Selling, general and administrative	2,150	641

	$3,474	$1,061

As of March 31, 2008, there was $19.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the equity incentive plans, including the impact of options and restricted shares assumed in the merger. This expense is expected to be recognized over a weighted-average period of 1.4 years as follows:

(in thousands)
Fiscal Year 2008 ( April 1, 2008 to December 31, 2008)	$7,262
Fiscal Year 2009	4,278
Fiscal Year 2010	2,181
Fiscal Year 2011	1,312
Fiscal Year 2012	447
Thereafter	3,904

$19,384

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	7,714	$8.30
Granted	641	$3.67
Exercised	(14)	$0.08
Cancelled	(336)	$14.70

Outstanding at March 31, 2008	8,005	$7.68	$1,631

Exercisable at March 31, 2008	2,373	$12.76	$528

The grant date fair value of options granted during the three months ended March 31, 2008 was $2.13 per share. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $47,000, or $3.27 per share.

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2008	751	$7.29
Granted	—	$—
Vested	(212)	$6.43
Forfeited and cancelled	(12)	$7.15

Non-vested awards outstanding at March 31, 2008	527	$7.64

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 1,293,000 shares of common stock at $22 per share that is exercisable for ten years starting in 2008.

In connection with the completion of the June 20, 2007 merger transaction with Celunol, the Company assumed the following warrants to purchase common stock:

Shares	Exercise Price Per Share	Expiration
67	$5.93	February 2011
84	$5,484.41	March 2011
6,062	$68.66	December 2014
1,687	$68.66	August 2015
340,248	$1.87	December 2016

348,148

In connection with the issuance of the 2008 Notes, the Company issued to the noteholders warrants to purchase 7,987,626 shares of common stock at $4.44 per share that are exercisable for five years starting August 22, 2008. Additionally, the Company entered into a convertible hedge transaction (see Note 2), whereby the Company issued warrants to purchase 13,288,509 shares of common stock at $5.16 per share. The warrants are exercisable on three dates staggered in six month intervals beginning on October 1, 2013.

Common Stock Reserved for Future Issuance

At March 31, 2008, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Employee Stock Purchase Plan	1,453
Equity Incentive Plans	4,958
Warrants	22,918
5.5% Senior Convertible Notes	15,859
8.0% Senior Convertible Notes	12,550

57,738

7. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through March 31, 2008 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at January 1, 2006	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(1,563)	(2,607)	(60)	(4,230)
Adjustments and revisions	1,003	—	—	1,003

Balance at December 31, 2006	$7,796	$—	$—	$7,796
Charged against accrual	(2,263)	—	—	(2,263)
Adjustments and revisions	1,481	—	—	1,481

Balance at December 31, 2007	$7,014	$—	$—	$7,014
Charged against accrual	(801)	—	—	(801)
Adjustments and revisions	59	—	—	59

Balance at March 31, 2008	$6,272	$—	$—	$6,272

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

Pursuant to FASB No. 146, the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments.

8. Related-Party Transactions

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

The Company recognized revenue from Syngenta and its affiliates of $2.3 million and $2.9 million for the three months ended March 31, 2008 and 2007. Accounts receivable due from Syngenta were $0.5 million and $0.4 million, and deferred revenue associated with Syngenta was $4.0 million and $3.0 million, at March 31, 2008 and 2007.

In connection with the research collaboration with Syngenta, the Company recorded zero and $49,000 in rental cost reimbursements from Syngenta during the three months ended March 31, 2008 and 2007.

In February 2008, AB Enzymes and AB Vista (collectively, “AB”), both subsidiaries of Associated British Foods plc, announced the acquisition of Syngenta’s Quantum Phytase feed enzyme business. Prior to this transaction, the Company supplied Quantum Phytase to Syngenta pursuant to a manufacturing and supply agreement. The Company does not expect to continue to manufacture and supply the Quantum enzyme to AB after March 31, 2008, as it has been unable to reach a manufacturing and supply agreement with AB on commercially agreeable terms.

Pursuant to its agreement with Syngenta, the Company is entitled to a portion of the net proceeds from the sale of the Quantum business, which are not expected to be material.

9. Commitments

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

As of March 31, 2008, the Company had an unsecured letter of credit in place pursuant to this agreement for approximately $4.7 million, representing the $100,000 minimum and approximately 12 months’ current rent.

The letter of credit is issued under an existing bank agreement. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord. As of March 31, 2008, the Company’s market capitalization was below $350 million and its working capital was below $50 million. Based on this, and pursuant to the lease agreement, in May 2008 the Company received notice from its landlord that it would be required to increase the letter of credit to approximately $10 million. The Company is required under its bank agreement to secure this obligation with cash, which will be reflected as restricted cash on its consolidated balance sheet in subsequent periods.

10. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990’s (the IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. The focus case defendants have until June 13, 2008 in which to answer the complaints.

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

Valley Research, inc.

The Company recently settled its previously disclosed litigation with Valley Research, inc. (“VRi”). On May 5, 2008, the Company entered into a confidential settlement agreement with VRi pursuant to which the parties will dismiss all claims against one another with prejudice. The parties settled the litigation without admission of liability and without any acknowledgment or admission that the respective positions of the parties were correct. During the three months ended March 31, 2008, the Company incurred a charge of $125,000 related to this litigation, representing the difference between the settlement amount and what had been previously reserved in connection with the matter.

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

11. Impact of Recently Issued Accounting Standards

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The impact of the adoption of SFAS No. 160 on the Company’s consolidated results of operations and cash flows will depend on the terms and timing of future minority interests, if any.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

The results of operations for the three months ended March 31, 2008 include a full quarter of combined operations resulting from our merger with Celunol in June 2007. Since the merger closed subsequent to the first quarter of 2007, results of operations for the three months ended March 31, 2007 include the historical results of Diversa Corporation, and are not reflective of the combined operations.

Forward-looking statements applicable to our business generally include statements related to:

•	our ongoing integration of the Celunol business and the benefits to be derived from the merger;

•	the potential technological, strategic and commercial advantages and benefits created by the merger with Celunol;

•	the potential value for our stockholders created by the merger with Celunol;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our anticipated use of proceeds from our recent financing activities;

•	the length of time that we will be able to fund our operations with existing cash;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	our ability to continue as a going concern through 2008;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effect on our business and financial results of governmental regulation and programs;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our results of operations, financial condition and businesses, and products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements; grants and licenses granted to third parties;

•	our ability to repay our outstanding debt;

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Forward-looking statements applicable to our biofuels business include statements related to:

•

potential growth in the use of ethanol, including cellulosic ethanol, the economic prospects for the ethanol industry and cellulosic ethanol and the advantages of cellulosic ethanol versus ethanol and other fuel sources;

•	the development and construction of our demonstration-scale facility and the continued development of our pilot facility;

•	the financing, development and construction of commercial-scale cellulosic ethanol facilities; and

•	our ability to use multiple feedstocks to produce cellulosic ethanol.

Forward-looking statements applicable to our specialty enzymes business include statements related to:

•	our ability to increase our product revenue and improve product gross margins;

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of the products in our specialty enzymes business; and

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, our ability to successfully integrate the operations of Diversa and Celunol, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

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

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 15 years, our research and development team has developed a proprietary technology platform which has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. To date, we have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future products. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are (i) integrated solutions for the production of biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for: biofuels, specialty industrial processes, and animal nutrition and health. We have current collaborations with market leaders, such as BASF, Bunge Oils, Cargill Health and Food Technologies, and Syngenta AG, each of which complement our internal product development efforts.

For the three months ended March 31, 2008, total revenues increased 35% compared to the three months ended March 31, 2007. The increase in revenue was primarily attributed to more than doubling our product revenue to $11.2 million for the three months ended March 31, 2008 from $5.4 million in the prior year comparable period, partially offset by a 32% decrease in grant and collaborative revenue from $6.0 million to $4.0 million for the three months ended March 31, 2008. As part of our strategic reorganization in January 2006, we began to de-emphasize grant revenue and certain collaborations that are not strategic to our current market focus in favor of greater emphasis on sales of products. As a result, we expect that product revenue will continue to represent a larger percentage of our total revenues in the future, and that collaborative revenue will continue to decrease. However, certain of our partners and funding sources have ongoing obligations to fund our programs, and we have ongoing obligations to provide research and development services under our current agreements. As of March 31, 2008, our strategic partners have provided us with more than $300 million in funding since inception and are committed to additional funding of more than $14 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2008, we had deferred revenue totaling $5.3 million, of which $5.2 million was related to funding from collaborative partners, and $0.1 million was related to product sales.

We have incurred net losses since our inception. As of March 31, 2008 our accumulated deficit was $460.4 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of:

•

anticipated additional investments to implement our biofuels commercialization strategy, including capital expenditures related to enhancements to our cellulosic ethanol pilot facility and construction and completion of our demonstration facility;

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

Recent Strategic Events

Completion of 2008 Convertible Notes Offering

On February 22, 2008, we completed a private placement of our 2008 Notes, and warrants to purchase our common stock. Concurrent with entering into the purchase agreement, we also entered into senior notes exchange agreements with certain existing holders of our 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, we issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of our common stock. Gross proceeds from new investment were approximately $54 million and net proceeds from new investment, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $45 million.

The 2008 Notes are convertible as of the date of their issuance. Their initial conversion price is equal to $4.09 per share. The conversion price is subject to full ratchet anti-dilution protection and a reset provision whereby, to the extent the volume weighted average price of our common stock during the seven trading days prior to the one-year anniversary of the issuance of the 2008 Notes is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time. In addition, subject to the satisfaction of certain conditions, including that an effective resale registration statement for the applicable shares be on file, interest payments on the 2008 Notes may be made, at our option, in shares of common stock, valued at a 5% discount to the stock price at the time of payment of the interest. In the event that we do not receive shareholder approval for issuances of shares beyond 19.9% of the number of our issued and outstanding shares as of February 22, 2008, any required share issuances under the 2008 Notes in excess of that amount will be settled for cash in an amount per share equal to the closing sales price of our common stock on the conversion date. The 2008 Notes are subject to automatic conversion at our option if our closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date we provide notice of the automatic conversion to investors, the average daily trading volume of our stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

The warrants are exercisable six months after their issuance, or August 2008. The initial exercise price of the warrants is $4.44 per share. The exercise price is subject to weighted average anti-dilution protection. We are not permitted to issue shares of our common stock upon exercise of the warrants unless and until we receive shareholder approval for such issuances. If such shareholder approval is obtained, the warrants, beginning six months after their issuance, will be exercisable for shares of our common stock. If such shareholder approval is not obtained, the warrants will never be exercisable for shares of common stock and will only be settled for cash on exercise in an amount per share issuable equal to the closing sales price of our common stock on the exercise date less the applicable warrant exercise price.

In connection with the transactions described above, we entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), we are entitled to purchase 13,288,509 shares of our common stock from the counterparty at a price per share equal to the initial conversion price (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of 13,288,509 shares of our common stock at a price per share of $5.16. The cash cost of the convertible hedge transaction was approximately $6.2 million.

We have been using the net proceeds from the sale of the 2008 Notes and warrants for general corporate and working capital purposes, including the completion of construction, commissioning and start-up of our cellulosic ethanol demonstration facility.

Results of Operations

Three Months Ended March 31, 2008 and 2007

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the three months ended March 31, 2008, the specialty enzyme segment comprised 100% of our total revenues, product revenue, and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as goodwill and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

Selected operating results for the three months ended March 31, 2008 and identifiable assets as of March 31, 2008 and December 31, 2007 for each of our business segments is set forth below (in thousands):

	Three Months Ended March 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$11,201	$—	$11,201
Collaborative and grant revenue	—	4,034	—	4,034

Total revenues	$—	$15,235	$—	$15,235

Product gross profit	$—	$3,324	$—	$3,324

Operating expenses, excluding cost of product revenue	$9,989	$9,554	$5,001	$24,544

Operating loss	$(9,989)	$(2,196)	$(5,001)	$(17,186)

Capital expenditures	$20,495	$484	$793	$21,772

Identifiable assets by operating segment are set forth below:

	As of March 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Total identifiable assets	$84,443	$24,346	$187,728	$296,517

Concentrations of Business Risk

	As of December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Total identifiable assets	$67,599	$23,626	$173,554	$264,779

Since we only began operating in two business segments since June 21, 2007, there is no separate segment financial information available for the three months ended March 31, 2007 for comparative purposes.

Consolidated Results of Operations

Revenues

Revenues for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Revenues:
Phyzyme phytase	$7,402	$3,778	96%
All other products	3,799	1,574	141%

Total product	11,201	5,352	109%
Collaborative	3,475	4,735	(27)%
Grant	559	1,221	(54)%

Total Revenues	$15,235	$11,308	35%

Revenues increased 35%, or $3.9 million, to $15.2 million for the three months ended March 31, 2008 from $11.3 million for the three months ended March 31, 2007, attributed primarily to an increase in product revenue, partially offset by a decrease in collaborative and grant revenue. Our revenue mix has shifted to a larger percentage of product revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product revenue represented 73% of total revenues for the three months ended March 31, 2008, as compared to 47% for the three months ended March 31, 2007.

Product revenues for the three months ended March 31, 2008 increased $5.8 million, or 109%, to $11.2 million from $5.4 million for the three months ended March 31, 2007. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme XP phytase sold through our collaboration with Danisco. The increase in Phyzyme revenue has been primarily related to the following factors:

•	In late 2006, the EU Commission granted permanent authorization for the use of Phyzyme XP in broiler poultry feed in Europe which has expanded the end user market for Phyzyme XP;

•	In late 2006, Danisco introduced a new dry, pelletized, and thermally-stable formulation of Phyzyme XP; and

•

Beginning in late 2007, due to an increase in the cost of phosphates (an animal feed additive), sales volumes of Phyzyme XP to Danisco’s current customers have been positively impacted, as many of these customers have increased Phyzyme dosages as a replacement for higher-cost phosphates.

The increase in product revenue is also attributed to an increase in sales of our other commercial enzyme products, including Fuelzyme-LF and Purifine. Product revenue for the three months ended March 31, 2008 also includes $1.7 million of revenue from sales of Bayovac-SRS and Quantum, which we do not expect to continue beyond the first quarter of 2008, due to the following:

•

In late 2007, because of new entrants into the vaccine market and resulting pressure on pricing and margins, we made the strategic decision to exit the animal health vaccine market to focus on product commercialization efforts in areas that are more strategic to our current focus, namely biofuels. In connection with this decision, we terminated our Licensing and Collaboration Agreement with Microtek, and discontinued sales of Bayovac SRS after March 31, 2008; and

•

In February 2008, AB Enzymes and AB Vista (collectively, “AB”), both subsidiaries of Associated British Foods plc, announced the acquisition of Syngenta’s Quantum Phytase feed enzyme business. Prior to this transaction, we supplied Quantum Phytase to Syngenta pursuant to a manufacturing and supply agreement. We do not expect to continue to manufacture and supply the Quantum enzyme to AB after March 31, 2008, as we have been unable to reach a manufacturing and supply agreement with AB on commercially agreeable terms.

Pursuant to our agreement with Syngenta, we are entitled to a portion of the net proceeds from the sale of the Quantum business, which we do not expect to be material.

While we anticipate an increase in revenue from our non-Phyzyme products, we expect that Phyzyme will continue to represent a significant percentage of our total product revenue in the foreseeable future.

Collaborative revenue decreased 27%, or $1.3 million, to $3.5 million from $4.7 million and accounted for 23% and 42% of total revenue for the three months ended March 31, 2008 and 2007. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will continue to decrease in 2008 as compared to 2007, due in large part to this de-emphasis of non-strategic collaborations, but also due to a decrease in revenue related to the expected wind-down of projects with existing strategic collaborators such as Syngenta, Bunge, and BASF. We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Grant revenue decreased 54%, or $0.7 million, to $0.6 million for the three months ended March 31, 2008 as compared to $1.2 million for the three months ended March 31, 2007. Since late 2005, we have continued to de-emphasis grants and government contracts that are not core to our strategic focus. We may elect to pursue additional opportunities in the foreseeable future to secure federal, state or local agency funding to support our biofuels initiatives. For example, in early 2007 and 2008 we were awarded two grants to be funded by the Department of Energy to discover and develop new enzymes and enzyme cocktails to break down various types of biomass.

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

Product Gross Profit & Gross Margin

Product gross profit and product gross margin for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Product revenue	$11,201	$5,352	109%
Cost of product revenue	7,877	4,892	61%

Product gross profit	3,324	460	623%
Product gross margin	30%	9%

Product gross profit totaled $3.3 million, or 30% of product revenue, for the three months ended March 31, 2008 compared to $0.5 million, or 9% of product revenue, for the three months ended March 31, 2007. Gross profit and margin improvement is reflective of higher sales volumes to absorb our fixed costs.

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

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. For the three months ended March 31, 2008, cost of product revenue increased $3.0 million, or 61%, to $7.9 million compared to $4.9 million for the three months ended March 31, 2007. This increase resulted primarily from the increase in product revenues, and to a lesser extent, the increase in our fixed manufacturing costs under our contract with Fermic, S.A., or Fermic, our manufacturing partner in Mexico City. Despite the increase in fixed costs, our gross margin improved to 30% for the three months ended March 31, 2008 from 9% for the three months ended March 31, 2007 due to higher sales volumes.

We expect our gross margins in 2008 to be positively impacted by continued growth in sales of Phyzyme XP and our other products, as well as cost efficiencies we expect to achieve as we continue to scale up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product revenues increase; however, our margins may be negatively impacted in the future if our product revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, during December 2007, we expanded our manufacturing capabilities at Fermic, which will increase our fixed manufacturing costs by approximately $0.6 million per quarter, and we are planning to further expand our manufacturing capabilities in the fourth quarter of 2008, which will increase our fixed manufacturing costs by an additional $0.6 million per quarter. In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product. We have recently experienced some inventory losses related to contamination issues in our Phyzyme enzyme manufacturing process. If we continue to experience inventory losses, our gross margins will be negatively impacted.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators, as well as costs related to technology development and engineering costs associated with our pilot and demonstration-scale cellulosic ethanol. We track our researchers’ time by type of project. However, we do not track other research and development costs by project; rather, we track such costs by the type of cost incurred. Research and development expenses for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Research and development	$14,861	$11,639	28%

Our research and development expenses increased $3.2 million, or 28%, for the three months ended March 31, 2008 from the three months ended March 31, 2007. This increase was primarily due to incremental payroll and related expenses for biofuels technology development and engineering activities as a result of our merger with Celunol in June 2007.

For the three months ended March 31, 2008, we estimate that approximately 31% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 69% were spent on internal product and technology development. For the three months ended March 31, 2007, we estimate that approximately 63% of our research and development personnel-related costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 37% were spent on internal product and technology development.

Research and development direct personnel-related costs and unallocated non-personnel costs incurred by type of project during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Collaborations:
Syngenta	$1,084	$755
Other	679	1,592

Total collaborations	1,763	2,347
Grants	307	387
Internal development	4,615	1,619
Unallocated non-personnel	8,176	7,286

	$14,861	$11,639

Our internal development costs relate primarily to research and development efforts dedicated to our cellulosic ethanol process development activities, early-stage discovery of new enzymes, regulatory work for mid-stage development products, and bioprocess development and technical support for late-stage development. We consider early-stage projects to be those which are experimental in nature, and are often short-lived. We consider mid-stage development products to be those that are potential candidates to advance to regulatory and commercialization stages. We consider late-stage products those that have been approved for their intended use by one or more regulatory agencies, have already been introduced commercially, or such commercial introduction is pending. Our expenses related to cellulosic ethanol process development relate primarily to our development activities to commercialize cellulosic ethanol.

We estimate that our allocation of internal research and development personnel-related costs during the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Early-stage product development	$51	$312
Mid-stage product development	—	72
Late-stage product development	1,518	990
Cellulosic ethanol process development	2,567	—
R&D support activities	479	245

	$4,615	$1,619

The increase in our internal development costs was largely the result of our merger with Celunol Corp. and our emphasis on biofuels process development. Our allocation of research and development resources varies from period to period and is largely dependent upon resources we have available over and above what is funded by our partners; however, we believe that our internal development projects are benefited to some extent by work we perform under our funded collaborative agreements.

Total research and development costs incurred for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Personnel-related	$6,685	$4,353
Laboratory and supplies	1,297	2,656
Outside services	1,164	538
Equipment and depreciation	2,220	1,527
Facilities, overhead and other	2,139	2,015
Scale-up manufacturing costs	32	130
Share-based compensation	1,324	420

	$14,861	$11,639

Our research and development expenses increased $3.2 million, to $14.9 million, for the three months ended March 31, 2008, from $11.6 million for the three months ended March 31, 2007. This increase was attributed to a $2.3 million increase in personnel-related costs for direct research and development, primarily for biofuels technology development and engineering activities. Our outside services increased $0.6 million primarily related to process improvements for our pilot facility and demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. Equipment and depreciation increased $0.7 million primarily related to our pilot and demonstration facilities. These increases were partially offset by a decrease in lab supplies primarily related to our de-emphasis of collaboration activities which also reduced our related collaboration revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	% Change
Selling, general and administrative expenses	$9,624	$5,247	83%

Selling, general and administrative expenses increased $4.4 million, or 83%, to $9.6 million (including share-based compensation of $2.1 million) for the three months ended March 31, 2008, from $5.2 million (including share-based compensation of $0.6 million) for the three months ended March 31, 2007. This increase is largely due to incremental personnel and overhead costs (including share-based compensation) resulting from the merger, incremental litigation expenses and, to a lesser extent, increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business.

We expect that our selling, general and administrative expenses will continue to exceed 2007 levels to support both the anticipated growth in sales of our specialty enzyme products and our biofuels commercialization efforts.

Share-Based Compensation Charges

We recognized $3.5 million, or $0.06 per share, and $1.1 million, or $0.02 per share, in share-based compensation expense for our share-based awards during the three months ended March 31, 2008 and 2007. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$1,324	$420
Selling, general and administrative	2,150	641

	$3,474	$1,061

Our share-based compensation charges increased primarily due to additional options and awards granted to our new executive team in connection with our merger.

Interest and other income (expense), net

Interest expense was $2.7 million, net of $0.7 million in capitalized interest for the demonstration facility, for the three months ended March 31, 2008 compared to $0.2 million for the three months ended March 31, 2007. This increase was attributed to interest on the 2007 Notes we issued in March and April 2007 combined with the 2008 Notes issued in February 2008. For the three months ended March 31, 2008, we recorded aggregate interest expense related to the 2008 Notes of $1.1 million, representing $0.5 million for the stated 8.0% coupon rate and $0.6 million related to the amortization of debt discounts and financing costs. Aggregate debt discount costs of $39.8 million and financing costs of $3.5 million, are being amortized into interest expense over the term of the debt, or approximately four years.

Interest income on cash and short term investments of $0.4 million for the three months ended March 31, 2008 was consistent with the comparable period in the prior year, reflecting comparable average cash and investment balances and comparable rates of return year over year.

The fair value of the conversion rights, warrants, and the convertible hedge transaction in connection with our 2008 Notes are marked-to-market each balance sheet date and recorded as a derivative asset or liability. The change in fair value is recorded in the statement of operations as “Change in fair value of derivative assets and liabilities.” During the three months ended March 31, 2008, we recorded a net charge of $0.6 million related to the change in fair value of our recorded derivative asset and liabilities between the closing date of February 22, 2008 and March 31, 2008.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of March 31, 2008, our strategic partners have provided us more than $300 million in funding since inception and are also committed to additional funding of more than $14 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of March 31, 2008, we had cash, cash equivalents, and short-term investments of approximately $60 million. Our short-term investments as of such date consisted primarily of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. Since we announced our merger with Celunol in February 2007, we have issued $172.5 million of convertible debt to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. We anticipate that our cash at March 31, 2008 will not be sufficient to meet the cash requirements to fund our operating expenses, capital expenditures, and working capital beyond December 2008 without additional sources of cash. This risk is attributable primarily to two factors:

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

•

Minimum liquidity, working capital, and/or market capitalization requirements under our existing bank debt agreement and facilities lease agreements. As more fully described in “Letter of Credit” of this Liquidity and Capital Resources section, effective in May 2008 we are required to secure certain unsecured obligations under our Bank Agreement and our facilities lease agreements based upon our inability as of March 31, 2008 to maintain certain minimum liquidity, working capital and/or market capitalization thresholds. As of May 2008, we are required to collateralize a letter of credit with approximately $10.0 million of our cash, which will be reflected as restricted cash on our balance sheet in subsequent reporting periods.

We believe that we will be successful in generating additional cash through a combination of corporate partnerships and collaborations, federal and state grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are not able to defer, reduce or eliminate our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may need to restructure or significantly curtail our operations, divest all or a portion of our business, file for bankruptcy or cease operations.

Completion of 2007 Convertible Notes Offering

In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement, generating net cash proceeds to the Company of approximately $114.7 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of our common stock issuable upon conversion of the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at an initial conversion rate of 122.5490 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. On April 1, 2008, in accordance with the 2007 Notes agreement, the conversion rate of the 2007 Notes was increased to 156.25 shares per $1,000 principal amount, which represents a conversion price of $6.40 per share, which was the closing price per share of our common stock on the date of the offering. As a result of the change in the conversion price, total common shares that would be issued assuming conversion of the entire $101.5 million in 2007 Notes outstanding as of March 31, 2008 increased from 12.4 million shares to 15.9 million shares.

On or after April 5, 2012, the Company may, at its option, redeem the 2007 Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their 2007 Notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their 2007 Notes upon a fundamental change at a repurchase price in cash equal to 100% of the principal amount of the 2007 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of our common stock.

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

As described below, in connection with our recent private placement of new convertible notes, we entered into exchange agreements with certain noteholders, representing $18.5 million in aggregate principal of the existing 2007 Notes.

Completion of 2008 Convertible Notes Offering

On February 22, 2008, we completed a private placement of 2008 Notes and warrants to purchase our common stock. Concurrent with entering into the purchase agreement, we also entered into senior notes exchange agreements with certain existing holders of our 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes to be issued in exchange for the 2007 Notes, we issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of our common stock. Gross proceeds from new investment were approximately $54 million and net proceeds from new investment, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $45 million.

The 2008 Notes are convertible on the date of their issuance. Their initial conversion price is equal to $4.09 per share. The conversion price is subject to full ratchet anti-dilution protection and a reset provision whereby, to the extent the volume weighted average price of our common stock during the seven trading days prior to the one-year anniversary of the issuance of the 2008 Notes s is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time. In addition, subject to the satisfaction of certain conditions, including that an effective resale registration statement for the applicable shares be on file, interest payments on the 2008 Notes may be made, at our option, in shares of common stock, valued at a 5% discount to the stock price at the time of payment of the interest. In the event that we do not receive shareholder approval for issuances of shares beyond 19.9% of the number of our issued and outstanding shares as of February 22, 2008, any required share issuances under the 2008 Notes in excess of that amount will be settled for cash in an amount per share equal to the closing sales price of our common stock on the conversion date. The 2008 Notes are subject to automatic conversion at our option if our closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date we provides notice of the automatic conversion to investors, the average daily trading volume of our stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

The warrants are exercisable six months after their issuance. The initial exercise price of the warrants is $4.44 per share. The exercise price is subject to weighted average anti-dilution protection. We are not permitted to issue shares of our common stock upon exercise of the warrants unless and until we receive shareholder approval for such issuances. If such shareholder approval is obtained, the warrants, beginning six months after their issuance, will be exercisable for shares of our common stock. If such shareholder approval is not obtained, the warrants will never be exercisable for shares of common stock and will only be settled for cash on exercise in an amount per share issuable equal to the closing sales price of our common stock on the exercise date less the applicable warrant exercise price.

In connection with the transactions described above, we entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), we are entitled to purchase 13,288,509 shares of our common stock from the counterparty at a price per share equal to the initial conversion price (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of 13,288,509 shares of our common stock at a price per share of $5.16. The cash cost of the convertible hedge transaction was approximately $6.2 million.

On March 12, 2008, one noteholder of the Company’s 2008 Notes converted principal in the amount of $0.9 million into 220,048 shares of the Company’s common stock. The conversion price was equal to the initial conversion price of $4.09 per share. The Company also made a make-whole payment in the amount of $0.3 million related to the unpaid interest from the period of the conversion through the maturity of the 2008 Notes, April 1, 2012, in accordance with the 2008 Notes agreement.

We intend to use the remaining net proceeds from the sale of our 2008 Notes and warrants for general corporate and working capital purposes, including the completion of construction, commissioning and start-up of our cellulosic ethanol demonstration facility.

The following table summarizes our principal and interest obligations for the 2007 and 2008 Notes offering as of March 31, 2008 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes	$210,359	$5,583	$11,165	$11,165	$182,446
2008 Notes (1)	93,062	4,736	11,216	77,110	—

Total Principal and Interest Obligations	$303,421	$10,319	$22,381	$88,275	$182,446

(1)	Total obligations under the 2008 Notes includes approximately $23 million in interest through maturity of the notes. Interest payments on the notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $20.9 million for the three months ended March 31, 2008. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $23.3 million, as well as $4.1 million we paid in bonus incentive awards in February 2008 related to our fiscal 2007 incentive plan and payments of past due accounts payable as of December 31, 2007.

Our investing activities used cash of $20.7 million for the three months ended March 31, 2008. Our investing activities included purchases of property, plant and equipment of $21.8 million primarily for the ongoing construction of our demonstration plant, partially offset by cash generated through net maturities of short-term investments of $1.1 million to fund operations.

We recently achieved a key development milestone with our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana with commencement of the transition to “startup’ phase. With this phase of the project now effective, the site has been electronically energized and the turnover of individual systems to start-up and operating teams has begun so that the functional capabilities of each system can be tested. In total, more than forty separate systems will be evaluated over approximately the next three months. Following the start-up phase, the project will move into a commissioning phase geared toward validating the implementation of our technology and process at scale, including the ability to produce ethanol within predefined performance criteria. This will include introducing enzymes and ethanologens into the process and running biomass through the system to produce ethanol. Subsequently, work to optimize the facility and make process improvements will commence as we seek to ensure reliable and cost-effective operation. The commissioning and optimization phase is anticipated to continue through the end of this year.

During 2007 and the three months ended March 31, 2008, Celunol and Verenium spent in excess of $80 million on further modifications and improvements to our pilot facility and constructing our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. We estimate that the total additional capital expenditures required to complete these projects will be in the range of $15 million to $20 million through mechanical completion, commissioning and start-up of our demonstration facility for the remainder of 2008. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. During 2007 and early 2008, we have incurred costs in excess of our projected expenditures for the improvements to our pilot plant and construction of our demonstration plant. We may continue to experience such cost overruns during 2008.

Our financing activities generated net cash of $44.4 million for the three months ended March 31, 2008, consisting primarily of net proceeds from our 2008 Notes offering in February 2008.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2008, excluding our Convertible Notes principal and interest payments shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Long-term debt, including capital leases	$3,214	$2,475	$739	$—	$—
Operating leases(1)	44,154	4,871	10,157	10,893	18,233
Manufacturing costs to Fermic(2)	26,343	10,537	15,806	—
Purchase commitment(3)	895	597	298	—	—
License and research agreements	2,135	1,013	382	290	450

Total Contractual Obligations	$76,741	$19,493	$27,382	$11,183	$18,683

1	Operating lease obligations are shown net of $7.1 million in sublease rental income that we expect to receive through February 28, 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of March 31, 2008, under this agreement we have made minimum commitments to Fermic of approximately $26.3 million, over the next three years.

3	In August 2006, Celunol Corp. entered into a commitment to purchase a piece of equipment for the demonstration plant in the amount of $2.2 million, of which $0.5 million was paid upon signing the agreement and an additional $0.5 million upon shipment which occurred in September 2007. The remaining balance of $1.3 million is to be paid ratably over the 24 month period beginning January 2008 and is included in liabilities on our condensed consolidated balance sheets as of March 31, 2008.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of March 31, 2008, under this agreement we have made minimum commitments to Fermic of approximately $26.3 million, over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products. Through March 31, 2008, we had incurred costs of approximately $16.5 million for equipment related to this agreement.

For the remainder of 2008, we anticipate funding as much as $2.3 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

Our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume of the right to manufacture Phyzyme. If Danisco were to exercise this right, we would likely experience significant excess capacity at Fermic. If Danisco assumed the right to manufacture Phyzyme and we were unable to absorb the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Bank Debt

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (5.25% at March 31, 2008) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

The Bank Agreement contains standard affirmative and negative covenants and restrictions on actions by us including, but not limited to, activity related to common stock repurchases, liens, investments, indebtedness, and fundamental changes in, or dispositions of, our assets. We may take certain of these actions with the consent of the Bank.

On February 22, 2008, we executed an amendment to the Bank Agreement. Pursuant to the amendment, in exchange for the Bank’s consent to the private placement of our 2008 Notes and warrants, we agreed to expand the scope of the security interest under the loan and security agreement to include substantially all of our assets excluding our intellectual property. In return, the Bank modified our minimum cash covenant to reduce the required minimum liquidity from $25 million to an amount equal to 150% of the total amount of our obligations to the Bank under the Bank Agreement.

At March 31, 2008, there was approximately $1.9 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $4.7 million under the Letter of Credit Sublimit, as required under our facilities leases. As of May 2008, as further discussed below we have been required to increase this letter of credit to approximately $10 million and have cash secured this obligation with the Bank.

As of March 31, 2008, we were in compliance with all debt covenants under our various financing agreements.

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

As of March 31, 2008, we had an unsecured letter of credit in place pursuant to this agreement for approximately $4.7 million, representing the $100,000 minimum and approximately 12 months’ current rent. The letter of credit is issued under our existing Bank Agreement as described above. Any increases to our letter of credit resulting from increases in rent or changes in our working capital or market capitalization are effective upon notice to us by our landlord. As of March 31, 2008, our working capital was approximately $11 million and our market capitalization was approximately $224 million. Based on this, and pursuant to our lease agreement, in May 2008 we received notice by our landlord that we are required to increase our letter of credit to approximately $10 million. We are required by the Bank to secure this obligation with cash, which will be reflected as restricted cash on our consolidated balance sheet in subsequent reporting periods.

Off-Balance Sheet Arrangements

Except as described above, we do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of March 31, 2008.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of March 31, 2008, we had $106.1 million of goodwill.

We assess goodwill for potential impairments on at least an annual basis. We perform this analysis on October 1 of each year. If goodwill is deemed impaired, losses could be recorded in future periods.

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

We adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of March 31, 2008 we have not yet completed our analysis of our deferred tax assets for net operating losses of $91.9 million and research and development credits of $2.7 million generated in years prior to 2007 and net operating losses of $27.6 million and research and development credits of $0.2 generated in 2007. As such, we have removed these amounts and the offsetting valuation allowance has been removed from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

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

As of March 31, 2008, we had outstanding debt obligations at face value of $171.6 million, including $101.5 million of 5.5% convertible senior notes and $70.1 million of 8% convertible senior notes. As of March 31, 2008, the fair value of our 5.5% convertible senior notes was approximately $50.8 million and the fair value of our 8% convertible senior notes was approximately $70.9 million

Foreign Currency Exposure

We engage third parties, including Fermic, our contract manufacturing partner in Mexico City, to provide various services. From time to time certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting as described below.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, and due to consideration of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures remain ineffective as of March 31, 2008.

Upon completion of our merger with Celunol in June 2007 and our subsequent integration efforts, we consolidated the accounting and financial reporting process into our San Diego office and made various personnel changes. This integration effort and resulting staffing changes were in process at December 31, 2007 and during our year end close process. This incomplete transitioning resulted in a material weakness in our internal control at December 31, 2007 relating to inadequate management oversight of the financial statement close process and an insufficient number of staff accountants with a sufficient level of knowledge, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

As a result of the material weakness in our internal control over financial reporting, during the first quarter of 2008 we have implemented the following changes relating to inadequate management oversight of the financial close process and insufficient qualified personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes have improved the effectiveness of our internal control over financial reporting. We began implementing these changes during the first quarter of fiscal 2008 and will continue our efforts to remediate the aforementioned material weakness through the second quarter of fiscal 2008. In particular, management has implemented the following:

•	Hired additional temporary and permanent accounting and finance personnel, including key leadership roles which include the following:

•	Corporate Controller (permanent employee beginning January 7, 2008);

•	Accounting Manager (permanent employee beginning April 7, 2008);

•	Accounts Payable Specialist (permanent employee beginning March 24, 2008); and

•	General Ledger Accountant (temporary employee beginning March 28, 2008).

•

Reallocated responsibilities within the finance organization to properly address financial reporting and technical accounting matters, including outsourcing non-standard technical accounting evaluations that are non-recurring or require specialized expertise;

•	Conducted training and improved processes associated with journal entry postings and full month-end close processes; and

•	Increased the level of management oversight and review over day-to-day transaction accounting and month-end close processes.

Other than the changes discussed above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management believes that we have made substantial progress towards remediating the material weakness in our internal control over financial reporting. However, the material weakness identified for year ended December 31, 2007 still exists as of March 31, 2008. As disclosed in our Report on Form 10-K for the fiscal year ended December 31, 2007, we expect to have the material weakness fully remediated by June 30, 2008.

In light of the material weakness in our internal control over financial reporting as of March 31, 2008, the Company performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of and for the quarter ended March 31, 2008, have been prepared in accordance with U.S. GAAP. We will continue to perform additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements of the Company’s financial statements in future periods as necessary.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management continues to improve the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting and intends to complete the remediation of this material weakness as soon as possible and to timely address any other deficiencies that we may identify in the future.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. The focus case defendants have until June 13, 2008 in which to answer the complaints.

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

Valley Research, inc.

The Company recently settled its previously disclosed litigation with Valley Research, inc. (“VRi”). On May 5, 2008, the Company entered into a confidential settlement agreement with VRi pursuant to which the parties will dismiss all claims against one another with prejudice. The parties settled the litigation without admission of liability and without any acknowledgment or admission that the respective positions of the parties were correct. During the three months ended March 31, 2008, the Company incurred a charge of $125,000 related to this litigation, representing the difference between the settlement amount and what had been previously reserved in connection with the matter.

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

Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K. You should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of these risk factors could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our common stock.

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2007.

Risks Applicable to Our Business Generally

We should be viewed as an early stage company with new and unproven technologies.

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

We have incurred net losses since our inception, including a net loss of approximately $23.3 million for the three months ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit of approximately $460.4 million. Through June 20, 2007, the date of the closing of our merger with Celunol Corp., our losses were attributable to our specialty enzymes business. We expect to continue to incur additional losses for the foreseeable future in our specialty enzymes business as we continue to develop specialty enzyme products, and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. Beginning with the closing of our merger with Celunol Corp. on June 20, 2007, we began to incur additional losses as we pursue our vertical integration strategy within biofuels.

To date, a significant portion of our revenue has been derived from collaborations and grants related to our specialty enzymes business, and we expect that a significant portion of our revenue for 2008 will result from the same sources. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. As product revenue increases, we expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, we expect other selling, general and administrative expenses to increase based on broadening our infrastructure to support continued growth in the business. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital, this raises substantial doubt about our ability to continue as a going concern. We incurred net losses of $23.3 for the three months ended March 31, 2008 and $89.7 million, $39.3 million, and $107.6 million for the years ended December 31, 2005, 2006 and 2007, and have an accumulated deficit of $460.4 million as of March 31, 2008.

We have used a significant portion of the proceeds received from sales of our 2007 Notes in April 2007 to make enhancements to our pilot facility and continue construction and development of our demonstration-scale facility in Jennings, Louisiana, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to our merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues from our specialty enzymes business and our biofuels business reach levels at which we can fully support our operating and capital expenditures.

We did not generate cash flows from operating activities during 2007 sufficient to offset our operating and capital expenditures. Based on the information currently available regarding our proposed plans and assumptions relating to operations, we anticipate that the net proceeds from our sale of the 2008 Notes, together with our budgeted cash flow from operations, will not be sufficient to meet cash requirements for working capital and capital expenditures beyond December 2008 without additional sources of cash. As a result, it will be necessary for us to reduce or defer certain planned expenditures, to secure additional sources of revenue and/or to secure additional financing to support our planned operations. At this time, we plan to generate additional sources of cash from a combination of corporate partnerships and collaborations, federal and state grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If such sources of additional cash are not sufficient to cover our budgeted cash requirements, or if they do not materialize at all, we plan to reduce or defer certain budgeted expenditures and may be required to divest all or a part of our business. There can be no assurance that we will be able to obtain any additional sources of revenue, corporate partnerships, federal and state grant funding or other financing on acceptable terms, or at all.

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

We will need to raise more money to continue to fund our business in 2009 and beyond. Our capital requirements will depend on several factors, including:

•

expenditures and investments to implement our biofuels business strategy, including increased capital expenditures in relation to such strategy, for example, to build pilot, demonstration, and commercial-scale facilities;

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

We may seek additional funds through public and private securities offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. In addition, we expect to attempt to raise funds in the non-recourse, project-finance capital markets to finance growth of our project portfolio. Such funds may not be available to us or may be available on terms not satisfactory to us. We will also pursue federal, state and local financial incentives such as loan guarantee programs and grants as appropriate. We currently have applications pending for a number of such programs; however, such funds may not be available to us in adequate amounts, if at all. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

If we can not raise more money, we will have to implement one or more of the following remedies:

•	reduce our capital expenditures,

•	scale back our development of new enzyme products,

•	scale back our efforts to commercialize cellulosic ethanol,

•	significantly reduce our workforce,

•	sell some or all of our assets,

•	seek to license to others products or technologies that we otherwise would seek to commercialize ourselves, and/or

•	curtail or cease operations

We recently sold $120 million of our 2007 Notes and may not have the ability to raise the funds to pay interest on the Notes or to purchase the Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a “fundamental change”, which is defined in the indenture related to the 2007 Notes, occurs, holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. Those agreements may also make our repurchase of 2007 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or to purchase or repurchase the 2007 Notes when required, we will be in default under the indenture for the 2007 Notes.

We recently sold $71 million of our 2008 Notes. We may not have the ability to issue shares or pay cash to settle obligations due under the 2008 Notes or to purchase the 2008 Notes on required purchase dates or upon a fundamental change.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. The terms of the 2008 Notes may obligate us to issue a number of shares of our common stock that is in excess of 19.9% of our total outstanding shares as of February 22, 2008. The issuance of any such shares requires the prior approval of our stockholders. We intend to seek such approval at our 2008 Annual Meeting of Stockholders. In the event that we do not receive shareholder approval for issuances of shares beyond 19.9% of the number of our issued and outstanding shares as of February 22, 2008, any required share issuances under the 2008 Notes and warrants in excess of that amount will be required to be settled in cash in an amount per share equal to the closing sales price of our common stock on the conversion date. We may not have sufficient funds to pay these obligations when due.

We also may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2008 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change” under the terms of the 2008 Notes. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. If we fail to pay interest on the 2008 Notes or to purchase or repurchase the 2008 Notes when required, we will be in default under the 2008 Notes.

Conversion of the 2007 Notes, 2008 Notes, and exercise of related warrants and issuance of shares of common stock in payment of interests on the 2008 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes, 2008 Notes and related warrants, respectively, and the issuance of shares of common stock in payment of interests on the 2008 Notes, could significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

The conversion price on our 2007 Notes re-set to $6.40 per share on April 1, 2008, which could result in future additional dilution to existing shareholders, if and when the 2007 Notes are converted for common stock.

Our 2007 Notes were convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of our common stock at an initial conversion rate of 122.5490 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represented an initial conversion price of $8.16 per share. The conversion rate of the 2007 Notes was increased because the average price of our common stock for a period ending on April 1, 2008 was less than $6.40. This reduction in the conversion price of the 2007 Notes could significantly dilute the ownership interests of our existing stockholders.

Our increased leverage as a result of our issuance of the 2007 Notes and 2008 Notes may harm our financial condition and results of operations.

The face value of our debt as of March 31, 2008, which includes the 2007 Notes and 2008 Notes, was approximately $174.6 million and represented approximately 68% of our total capitalization as of that date.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 2007 Notes, 2008 Notes and our other outstanding debt;

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

*Conversion of the 2008 Notes, and exercise of related warrants and issuance of shares of common stock in payment of interest thereunder will significantly dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2008 Notes and related warrants, respectively, and the issuance of shares of common stock in payment of interest under such notes, could significantly dilute the ownership interests of existing stockholders. In addition, the conversion price of the 2008 Notes is subject to full ratchet anti-dilution protection and a reset provision, whereby, if the volume weighted average price of our common stock during the 7 trading days prior to the one-year anniversary of the issuance of the notes is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time, and the related warrants are subject to weighted-average anti-dilution protection. Any sales in the public market of the common stock issuable upon such conversion or exercise or as interest shares could adversely affect prevailing market prices of our common stock. Moreover, the existence of the 2008 Notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or the anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

*The covenants in the 2008 Notes restrict our financial and operational flexibility.

We are subject to certain covenants under the 2008 Notes that restrict our financial and operational flexibility. For example, we are restricted from incurring additional indebtedness (other than certain project financing debt and up to $15 million principal amount of additional indebtedness, subject to increase in certain circumstances based on the closing sale price of our common stock) . In addition, if we sell, transfer or dispose of any part of our specialty enzymes business unit (other than sales or licenses in the ordinary course of business and other than any sales, dispositions or other transfers, in one or a series of related transactions, providing for gross proceeds of $1 million or less), we are required to deposit cash in a restricted cash account for the benefit of the holders of the 2008 Notes in an amount equal to the lesser of 50% of the total consideration received for such sale, transfer or disposition and 50% of the then outstanding principal amount of the 2008 Notes. The obligation to make such a deposit terminates when the closing sale price of our common stock exceeds $7 per share for 30 consecutive trading days, the average daily trading volume for such period is at least $2 million and all shares issuable upon conversion of the notes are registered for resale pursuant to effective registration statements or freely saleable during such period. As a result of these covenants, our ability to finance our operations through the incurrence of additional debt or the sale of our specialty enzymes business unit is limited. The 2008 Notes also include a covenant prohibiting us from repaying, redeeming, restructuring or modifying our 2007 Notes. As a result of this covenant, we will likely be unable to refinance the 2007 Notes without a concurrent refinancing of the 2008 Notes.

*Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

Our total consolidated long-term debt as of April 1, 2008, which includes our 2007 Notes, the 2008 Notes and debt under our secured credit facility with Comerica Bank, was approximately $174.6 million and represented approximately 68% of our total capitalization as of that date.

Our level of indebtedness could have important adverse consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 2007 Notes, 2008 Notes and our other outstanding debt;

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

Moreover, if we fail to make any required payments under our debt, or otherwise breach the terms of our debt, a substantial potion of our debt could be subject to acceleration. In such a situation, it is unlikely we would be able to repay the accelerated debt, which would have a material adverse impact on our business and ability to continue to operate as a going concern.

Our 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the notes for common stock, we are obligated to pay such holder an amount in cash or, subject to the satisfaction of certain conditions, shares of our common stock equal to the interest foregone over the life of the notes based on such conversion, discounted back to the date of conversion using an agreed-upon discount rate. Were many holders of our 2008 Notes to convert their notes at a time when we were unable to issue shares of common stock for payment of such obligation, our cash resources at that time could be insufficient to make such payments and satisfy our other liabilities or otherwise might be materially diminished as a result of such conversions, which would also have a material adverse impact on our business and potentially on our ability to continue to operate as a going concern.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of March 31, 2008, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

We may not be able to successfully integrate following the merger between Diversa and Celunol, or we may not realize the anticipated strategic, financial and other goals of the merger.

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

Risks Specific to Our Vertically-Integrated Biofuels Business

We may not be successful in the development of individual steps in, or an integrated process for, the production of ethanol from cellulosic biomass at commercial scale in a timely or economic manner or at all.

The production of ethanol from cellulosic biomass requires multiple integrated steps, including:

•	obtaining the cellulosic raw material;

•	pretreatment of the biomass to make its constituent fibers accessible to enzymes;

•	treatment with enzymes to produce fermentable sugars;

•	fermentation by organisms to produce ethanol from the fermentable sugars;

•	distillation of the ethanol to concentrate it and separate it from other materials;

•	purification of the ethanol; and

•	storage and distribution of the ethanol.

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

As of March 31, 2008, we have recorded $106.1 million of goodwill resulting from our merger with Celunol. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. The plans and estimates used to value these assets may be incorrect. If our actual results are worse than the plans and estimates we used to assess the recoverability of Celunol’s assets in connection with the merger, or our plans and estimates are otherwise incorrect, we could incur impairment charges relating to the goodwill resulting from our merger with Celunol, including up to the full $106.1million of goodwill.

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

In order to successfully develop commercial-scale facilities, we will need to address siting, construction and other issues, and if we fail to successfully overcome these issues, we will not be able to commercialize our technology.

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

•

Supply of Cellulosic Feedstock. Operation of commercial facilities requires a continuous long-term supply of feedstocks that are generally located in geographic proximity to the facility. We may not be successful in obtaining long-term supply agreements, or our supply of feedstocks could be disrupted by weather, climate, natural disasters, or other factors. In addition, prices and competition for feedstocks could increase, adversely affecting our ability to operate economically or at all.

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

The market price of ethanol is dependent upon many factors, including the price of gasoline, which is in turn dependent upon the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, Nigeria, Venezuela, the former U.S.S.R. and other countries and regions. The industrialized world depends critically upon oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly quarter-to-quarter and year-to-year.

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

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements relating to our specialty enzymes business with Syngenta AG, BASF, Bayer Animal Health, Bunge Oils, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, and Xoma. For the three months ended March 31, 2008, approximately 18% of our revenue was from Syngenta. While we expect our product revenue to continue to account for a greater proportion of our total revenue, we expect that a significant portion of our 2008 revenue in our specialty enzymes business will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential specialty enzyme products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize specialty enzyme products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered specialty enzyme products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop specialty enzyme products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these specialty enzyme products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our specialty enzyme products, grow our specialty enzyme business, or generate sufficient revenue to support our operations. Our present or future strategic alliance and collaboration opportunities could be harmed if:

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and March 31, 2008, the closing market price of our common stock has ranged from a low of $2.35 to a high of $11.58. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.35 to $6.83. The closing market price of our common stock on March 31, 2008 was $3.52. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 61% of our outstanding common stock as of March 31, 2008. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, Syngenta and its affiliates controlled approximately 12.5% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of March 31, 2008, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 12.5% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our issuance during the quarter ended March 31, 2008 of the 2008 Notes and the warrants was reported on a current report on Form 8-K filed on February 29, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.4	Amendment to Bylaws of Verenium Corporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, filed June 26, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company - filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Form of Warrant issued by the Company to Syngenta Participations AG - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.7†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

4.8	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

4.9	Reference is made to Exhibits 3.1, 3.2 and 3.5.

4.10	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.11	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.15	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.16	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.17	Form of Registration Rights Agreement – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.18	Form of Senior Convertible Note – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.19	Form of Warrant – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers - filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.

10.2	Fifth Amendment to Loan and Security Agreement dated as of February 22, 2008 by and between the Company and Comerica Bank - filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2008, and incorporated herein by reference.

10.3	Securities Purchase Agreement dated February 22, 2008, by and among the Company and the parties listed therein - filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.4	Senior Notes Exchange Agreement dated February 22, 2008, by and among the Company, Highbridge International, LLC and Highbridge Convertible Arbitrage Master Fund, L.P. – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.5	Upper Call Option Transaction – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.6	Lower Call Option Transaction – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - filed herewith.

†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: May 19, 2008	/s/ JOHN A. MCCARTHY, JR.
John A. McCarthy, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)