Form 10-Q
period 2008-06-30
VERENIUM CORP
filed 2008-08-11
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2008 was 65,221,258.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$11,358	$48,743
Short-term investments	8,171	9,234
Accounts receivable, net (including $418 and $2,218 from a related party at June 30, 2008 and December 31, 2007)	11,609	11,118
Inventories, net	3,571	5,904
Prepaid expenses and other current assets	3,323	1,408

Total current assets	38,032	76,407
Restricted cash	10,040	—
Property, plant and equipment, net	111,079	76,663
Goodwill	106,134	106,134
Derivative asset – convertible hedge transaction, net	1,881	—
Other assets	7,938	5,575

Total assets	$275,104	$264,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,059	$16,412
Accrued expenses	11,002	13,294
Restructuring reserve, current portion	936	1,518
Deferred revenue (including $3,597 and $4,142 from a related party at June 30, 2008 and December 31, 2007)	5,046	5,478
Accrued interest on convertible senior notes	2,782	1,649
Derivative liability – warrants	1,399	—
Convertible senior notes, current portion	12,846	—
Equipment loans payable, current portion	1,930	2,712

Total current liabilities	48,000	41,063
Convertible senior notes, at carrying value, net of discounts (face amount of $170.1 million and $120 million at June 30, 2008 and December 31, 2007 )	131,595	120,000
Equipment loans payable, less current portion	396	1,160
Restructuring reserve, less current portion	5,112	5,496
Other long term liabilities	1,203	1,845

Total liabilities	186,306	169,564
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock—$0.001 par value; 250,000 and 170,000 shares authorized, 64,017 and 63,092 shares issued and outstanding, at June 30, 2008 and December 31, 2007	64	63
Additional paid-in capital	565,504	532,173
Accumulated deficit	(476,802)	(437,071)
Accumulated other comprehensive gain	32	50

Total stockholders’ equity	88,798	95,215

Total liabilities and stockholders’ equity	$275,104	$264,779

Note: The condensed consolidated balance sheet data at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Product (including related-party revenues of $500 and $849 for the three months ended June 30, 2008 and 2007; $653 and $1,609 for the six months ended June 30, 2008 and 2007)	$13,375	$6,044	$24,576	$11,396
Collaborative (including related-party revenues of $2,438 and $2,440 for the three months ended June 30, 2008 and 2007; $4,544 and $4,581 for the six months ended June 30, 2008 and 2007)	3,941	4,392	7,416	9,127
Grant	987	698	1,546	1,919

Total revenue	18,303	11,134	33,538	22,442

Operating expenses:
Cost of product revenue (including related-party costs of $0 and $871 for the three months ended June 30, 2008 and 2007; $189 and $1,636 for the six months ended June 30, 2008 and 2007)	9,576	4,246	17,453	9,138
Research and development	14,920	11,146	29,781	22,785
Selling, general and administrative	9,065	7,922	18,748	13,252
Acquired in-process research and development	—	42,400	—	42,400

Total operating expenses	33,561	65,714	65,982	87,575

Loss from operations	(15,258)	(54,580)	(32,444)	(65,133)
Interest expense, net (including non-cash accretion of debt discounts)	(3,405)	(620)	(5,398)	(385)
Loss on exchange of convertible notes	—	—	(3,599)	—
Gain on net change in fair value of derivative assets and liabilities	2,274	—	1,710	—

Net loss	$(16,389)	$(55,200)	$(39,731)	$(65,518)

Basic and diluted net loss per share	$(0.26)	$(1.13)	$(0.64)	$(1.36)

Weighted average shares used in computing basic and diluted net loss per share	62,048	48,988	61,724	48,209

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(39,731)	$(65,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	42,400
Depreciation and amortization	4,706	4,134
Non-cash share-based compensation	6,183	3,325
Loss on exchange of convertible notes	3,599	—
Gain on net change in fair value of derivative assets and liabilities	(1,710)	—
Accretion of debt discount	1,577	—
Unrealized gain	—	(62)
Changes in operating assets and liabilities:
Accounts receivable	(491)	(292)
Inventory	2,333	(936)
Other assets	(953)	(358)
Accounts payable and accrued expenses	(6,154)	3,001
Restructuring reserve	(966)	(1,058)
Deferred revenue	(432)	(715)

Net cash used in operating activities	(32,039)	(16,079)

Investing activities:
Purchases of short-term investments	(104,401)	(129,129)
Sales and maturities of short-term investments	105,446	140,013
Purchases of property, plant and equipment, net	(39,122)	(4,501)
Cash acquired in merger with Celunol Corp., net of transaction costs	—	1,279
Restricted cash	(10,040)	—
Advances made to Celunol Corp.	—	(27,500)

Net cash used in investing activities	(48,117)	(19,838)

Financing activities:
Proceeds from issuance of convertible notes, net of issuance costs of $3,984 and $4,856 for the six months ended June 30, 2008 and 2007	50,385	115,144
Net cash paid for convertible hedge transaction	(6,194)	—
Cash paid to settle “make-whole” obligations upon conversion of 2008 Notes	(737)	—
Principal payments on debt obligations	(1,546)	(3,079)
Proceeds from sale of common stock	863	1,201

Net cash provided by financing activities	42,771	113,266

Net (decrease) increase in cash and cash equivalents	(37,385)	77,349
Cash and cash equivalents at beginning of period	48,743	38,541

Cash and cash equivalents at end of period	$11,358	$115,890

Supplemental disclosure of cash flow information:
Interest paid	$3,473	$334

Supplemental disclosure of non-cash operating and financing activities:
Value of common shares issued in connection with the Celunol merger	$—	$142,900

Fair value of warrants and options issued in connection with the Celunol merger	$—	$4,110

Conversion of convertible senior notes to common stock	$2,400	$—

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

In June 2007, the Company completed a merger with Celunol Corp. (“Celunol”), a Delaware corporation that prior to the merger directed its integrated technologies to the production of low-cost cellulosic ethanol from an array of biomass sources. Following the merger, Diversa was renamed Verenium Corporation, and Celunol was renamed Verenium Biofuels Corporation, a wholly-owned subsidiary of Verenium Corporation. References to the Company’s business include the business of both Verenium Corporation and Verenium Biofuels Corporation, unless otherwise noted.

Recent Transactions

On August 6, 2008, the Company announced the creation of a strategic partnership with BP Biofuels North America LLC, a member of the BP family of companies (“BP”) to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol. The partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. During the initial 18-month phase of the joint development program the Company will receive $90 million in connection with its participation.

The financial terms of this phase of the strategic alliance include:

•

$45 million, payable in three installments over the next twelve months, for broad access to the Company’s cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. At closing, the Company received a cash payment of $24.5 million, and will receive additional cash payments of $6.5 million on January 2, 2009 and $14.0 million on July 1, 2009.

•

$15 million payable on January 2, 2009 and an additional $2.5 million per month beginning February 2009 through and including January 2010 to co-fund the Company’s various scientific and technical initiatives within the cellulosic ethanol field.

The companies’ joint efforts in the field will be directed by a Joint Development Agreement whose initial term is 18 months.

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

The Company has incurred net losses of $39.7 million for the six months ended June 30, 2008 and $89.7 million, $39.3 million, and $107.6 million for the years ended December 31, 2005, 2006 and 2007, respectively, and has an accumulated deficit of $476.8 million as of June 30, 2008. Based on the Company’s operating plan, its working capital at June 30, 2008 was not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern; however, as more fully described under the caption “Recent Transactions” above, in August 2008, the Company announced a transaction with BP for funding of approximately $90 million, including an up-front payment of $24.5 million which is expected to substantially fund its working capital requirements through into 2009.

The Company will require additional capital to fund its operations, and plans to address the expected shortfall of working capital through a combination of additional corporate partnerships and collaborations, federal and state grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives including but not limited to, a divesture of all or part of its business. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. If the Company cannot obtain sufficient additional financing in the short-term, it may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

Reclassification

Certain reclassifications to prior period information have been made to conform to current presentation. For the three and six months ended June 30, 2008, the Company recorded $1.0 million and $2.2 million, respectively, of expenses related to the administration of the Company’s patent portfolio and regulatory affairs in selling, general and administrative on the condensed consolidated statement of operations. Expenses related to the administration of the Company’s patent portfolio and regulatory affairs of $1.1 million and $2.3 million for the three and six months ended June 30, 2007 were reclassified from research and development expenses to selling, general and administrative expenses to conform to current year presentation.

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

Derivative Financial Instruments

The Company’s 8% Senior Convertible notes (See Note 2) have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issue Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in a Company’s own Stock” (“EITF 00-19”).

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

SFAS No. 157 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its available-for-sale investments and its derivative instruments related to its 2008 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008
	Balance at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$5,453	$5,453	$—	$—
Short term investments (2)	$8,171	$8,171	$—	$—
Derivative liability – warrants (3)	$1,399	$—	$—	$1,399
Derivative liability – conversion rights (4)	$12,846	$—	$—	$12,846
Derivative asset, net – convertible hedge transaction (5)	$1,881	$—	$—	$1,881

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)	Included in short-term investments on the accompanying condensed consolidated balance sheet.

(3)	Represents warrants issued in conjunction with the Company’s 2008 Notes (See Note 2). Included in current liabilities on the accompanying condensed consolidated balance sheet.

(4)	Represents the conversion rights included in the Company’s 2008 Notes (See Note 2). Included in current liabilities on the accompanying condensed consolidated balance sheet.

(5)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (See Note 2). Included in non-current assets on the accompanying condensed consolidated balance sheet.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2008 to June 30, 2008 (in thousands):

	Derivative Liability- Warrants	Derivative Liability - Conversion Rights	Derivative Asset – Convertible Hedge Transaction
Balance at January 1, 2008	$—	$—	$—
Issuance of derivative instruments (1)	4,700	31,135	6,194
Adjustment to fair value included in earnings (2)	(3,301)	(2,722)	(4,313)
Adjustment for change in classification from liability to stockholders’ equity (3)	—	(14,678)	—
Other adjustments (4)	—	(889)	—

Balance at June 30, 2008	$1,399	$12,846	$1,881

(1)	Represents the derivative instruments related to the 2008 Notes offering in February 2008 (See Note 2).

(2)	The derivative warrants, conversion option and convertible hedge transaction are revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the six months ended June 30, 2008, the net adjustment to fair value resulted in a gain of $1.7 million and is included in “gain on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statement of operations (See Note 2).

(3)	Represents the portion of the embedded conversion rights reclassified into stockholders’ equity following shareholder approval of issuance of shares under the 2008 Notes in excess of certain Nasdaq limits that required shareholder approval (the “Exchange Cap”) before shares in excess of such limits could be issued. The Company received such shareholder approval on June 4, 2008 (See Note 2).

(4)	Represents decrease in derivative liability related to conversion of $2.4 million in face value of the 2008 Notes (See Note 2).

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2008, the Company had $5.0 million in deferred revenue, of which $4.6 million was related to funding from collaborative partners and $0.4 million was related to product sales.

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

Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had 0.3 million and 1.0 million unvested restricted shares outstanding as of June 30, 2008 and 2007. Additionally, pursuant to the merger agreement with Celunol, 1.5 million shares of the Company’s common stock issued to former Celunol stockholders were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligations of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto. On June 20, 2008, these shares were released to the former Celunol stockholders.

For purposes of the computation of net loss per share, the unvested restricted shares and the shares held in escrow are considered contingently returnable shares under SFAS No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until June 20, 2008, when all necessary conditions were met that no longer caused the shares to be contingently returnable. The impact of these unvested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding during the period	63,721	50,122	63,481	49,245
Less: Weighted average contingently returnable shares outstanding	(1,673)	(1,134)	(1,757)	(1,036)

Weighted average shares used in computing basic and diluted net loss per share	62,048	48,988	61,724	48,209

Net loss	$(16,389)	$(55,200)	$(39,731)	$(65,518)

Net loss per share, basic and diluted	$(0.26)	$(1.13)	$(0.64)	$(1.36)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	June 30, 2008	December 31, 2007
5.5% Convertible Senior Notes, issued in 2007	$101,500	$120,000
8% Senior Convertible Notes, issued in 2008 (principal face amount of $68.6 million)	42,941	—

Total carrying value	144,441	120,000
Less: Current portion	(12,846)	—

Carrying value, non current portion	$131,595	$120,000

2007 Convertible Notes Offering

In March 2007, the Company completed an offering of $100 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (“2007 Notes”) in a private placement, generating net cash proceeds to the Company of approximately $95.5 million. In April 2007, the initial purchasers exercised in full their over-allotment option to purchase an additional $20 million aggregate principal amount of 2007 Notes, generating additional net cash proceeds to the Company of approximately $19.3 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the Verenium common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the Company’s issuance of its 2008 Notes. As of June 30, 2008 the Company had $101.5 million in face value outstanding under the 2007 Notes.

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

The 2008 Notes are convertible at the noteholder’s option on the date of their issuance. Their initial conversion price is equal to $4.09 per share. The conversion price is subject to full ratchet anti-dilution protection and a reset provision whereby, to the extent the volume weighted average price of the Company’s common stock during the seven trading days prior to the one-year anniversary of the issuance of the 2008 Notes is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time. The 2008 Notes are subject to automatic conversion at the Company’s option if the Company’s closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date the Company provides notice of the automatic conversion to investors, the average daily trading volume of its stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met. In addition, the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to the satisfaction of certain conditions, including that an effective resale registration statement for the applicable shares be on file with the Securities and Exchange Commission, shares of the Company’s common stock equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using an agreed-upon discount rate and, if applicable, valuing the shares of stock at a 5% discount to the stock price at the time of conversion. The registration statement filed by the Company with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with shares issuable upon exercise of the warrants and shares issuable for payment of interest under the 2008 Notes, only registers a limited number of conversion shares due to applicable Securities and Exchange Commission guidelines, and the Company’s ability to pay “make-whole” payments under the 2008 Notes using shares is accordingly limited to a payment amount equal to the value of such shares, valued as described in the preceding sentence.

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

Periodic interest payments on the 2008 Notes are approximately $1.4 million every three months, assuming an outstanding balance of $68.6 million, and is payable on January 1, April 1, July 1 and October 1, of each year. Subject to the satisfaction of certain conditions, including that an effective resale registration statement for the applicable shares be on file with the Securities and Exchange Commission, interest payments on the 2008 Notes may be made, at the Company’s option, in shares of common stock, valued at a 5% discount to the stock price at the time of payment of the interest. The registration statement filed by the Company with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, only registers a limited number of interest shares due to applicable Securities and Exchange Commission guidelines, and the Company’s ability to pay interest under the 2008 Notes using shares is accordingly limited to an interest amount equal to the value of such shares, valued as described in the preceding sentence.

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

The derivative liability arising from the conversion rights could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Based upon this, the Company initially recorded the derivative liability related to the embedded conversion rights as current portion of convertible debt on its condensed consolidated balance sheet. On June 4, 2008, in connection with shareholder approval of shares in excess of the Exchange Cap, $14.7 million of the embedded conversion option value was reclassified into stockholders’ equity. The remaining derivative liability attributed to the conversion rights will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the embedded conversion rights was determined using a “lattice” valuation methodology.

The derivative liability attributed to the warrants could require cash settlement within one year from the balance sheet date since warrants become exercisable in August 2008. Based upon this, the Company has reported the derivative liability related to the warrants as a current liability on its condensed consolidated balance sheet. The derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

Beneficial Conversion Feature

The Company recorded an additional debt discount of $7.3 million related to a beneficial conversion feature resulting from the issuance of the 2008 Notes. The beneficial conversion feature was determined by calculating the difference between the effective conversion price resulting from the carrying value of the 2008 Notes and the fair value of the Company’s common stock at the date of issuance. The discount attributed to the beneficial conversion feature is being accreted over the term of the 2008 Notes using the effective interest method.

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the Lower and Upper Call. The convertible hedge transaction does not qualify for equity classification under EITF No. 00-19, as there are potential circumstances, though remote, where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the condensed consolidated balance sheet and is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The Company has determined that the initial cash paid for each of the Lower and Upper Calls approximated fair value. The fair values of the Lower and Upper Call options subsequent to the initial issuance date were determined using the Black-Scholes Merton methodology.

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

The following table sets forth the fair value re-measurements impacting all derivative assets and liabilities for the six months ended June 30, 2008 (in thousands):

	Derivative Liability – Conversion Rights	Derivative Liability - Warrants	Derivative Asset – Convertible Hedge	Total Income (Expense)
Fair value re-measurement at March 31, 2008	$460	$100	$(1,124)	$(564)
Fair value re-measurement at June 30, 2008	2,262	3,201	(3,189)	2,274

Total fair value remeasurement	$2,722	3,301	(4,313)	$1,710

Loss on Exchange of Notes

In connection with the issuance of the 2008 Notes, the Company exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments with substantially different terms is a debt extinguishment and requires the recognition of a gain or loss on exchange. The Company determined that the exchange qualified as a debt extinguishment under EITF No, 96-19, and recorded a loss on the exchange of $3.6 million, equal to the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and Warrants issued. In connection with the exchange, and pursuant to the EITF 96-19, the $16.7 million in face value 2008 Notes issued in the exchange was recorded at their derived fair value of approximately $20.3 million on the date of exchange. This resulted in a debt premium of approximately $3.7 million, of which $1.0 million is being amortized as an offset to interest expense using the effective interest method over the approximately 4–year term of the 2008 Notes, and $2.7 million was recorded as additional paid-in-capital.

The fair value of the 2008 Notes issued in the exchange was determined using a “lattice” model, consistent with the methodology used to derive the fair value of the embedded conversion rights.

Interest Expense on 2008 Notes

For the three and six months ended June 30, 2008, the Company recorded interest expense related to the 2008 Notes of $4.0 million, as follows (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
8% coupon interest, payable in cash	$1,402	$1,932
Non-cash accretion of debt discount, net of premium amortization	1,176	1,596
Non-cash amortization of debt issuance costs	247	317
Write-off of unamortized debt issuance costs related to converted notes	77	121

	$2,902	$3,966

The initial debt discount related to the embedded conversion rights, detachable warrants, and beneficial conversion feature and premium related to the fair value adjustment for exchanged notes total $33.7 million. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying condensed balance sheet. Debt issuance costs at inception totaled $3.5 million, and are reflected in other long term assets on the accompanying condensed balance sheet. The debt discounts and debt issuance costs are being amortized into interest expense over the term of the 2008 Notes, or approximately 4 years.

Conversion of 2008 Notes

During the first and second quarters of 2008, two noteholders of the Company’s 2008 Notes converted principal in the amount of $2.4 million into approximately 587,000 shares of the Company’s common stock. The conversion price was equal to the initial conversion price of $4.09 per share. The Company also made make-whole payments to the noteholders in the amount of $0.7 million related to the unpaid interest from the period of the conversion through the maturity of the 2008 Notes, April 1, 2012, in accordance with the 2008 Notes agreement.

Subsequent to June 30, 2008 one holder of the 2008 Notes converted principal in the amount of $4.9 million into approximately 1.2 million shares of the Company’s common stock, resulting in a make-whole cash payment of approximately $1.4 million. In addition, four holders of the 2008 Notes converted principal in the amount of $4.6 million into approximately 1.1 million shares of the Company’s common stock, resulting in make-whole payments totaling approximately $1.3. The make-whole payments were settled, at the noteholders’ elections, with an aggregate of 0.7 million shares of the Company’s common stock in lieu of cash.

3. Goodwill

As of June 30, 2008, the Company had $106.1 million of goodwill on its condensed consolidated balance sheet, all of which resulted from its merger with Celunol in June 2007 and is attributed entirely to the biofuels operating segment.

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

During the second quarter of 2008, the Company initiated an evaluation to determine if current company-specific or market conditions would give rise to potential impairment of its goodwill carrying value as of June 30, 2008, including, but not limited to, the following:

•	the significant decline in the market value of the Company’s invested capital, including the market value of its common stock and convertible debt;

•	sustained operating losses and demonstration plant cost overages; and

•	significant cash shortfalls and working capital deficiencies.

The Company concluded that, given the authoritative guidance as set forth by SFAS No. 142, and additional qualitative considerations, while there appear to be some potential indicators of impairment as of June 30, 2008, such potential indicators are reflective of temporary conditions, based upon the following considerations:

•	a substantial increase in venture funding in the biofuels industry, further supporting the overall financial support for the Company’s industry;

•	recent legislation enacted at the federal, state and local levels in support of the biofuels industry;

•

the Company’s recently-announced transaction with a third party for funding of approximately $90 million, which is expected to substantially fund its working capital requirements into 2009. The Company believes this funding will enable it to start-up, commission and complete its demonstration plant, validate its cellulosic ethanol process technology in the demonstration plant, and validate process economics for commercial-scale cellulosic ethanol production. The Company also believes that this transaction will have a positive impact on the market value of its stock and convertible debt, such that it should recover to levels that will support the carrying value of the assets attributed to its biofuels segment, including goodwill.

The Company will continue to assess the carrying value of its goodwill on a periodic basis, particularly in light of its ability to obtain the necessary financing to support the continued development and commercialization of its cellulosic ethanol process technology. Sustained decline in the market value of the Company’s invested capital and/or insufficient cash in future periods could give rise to impairment due to the Company’s compromised ability to support further development and realization of the underlying value of its technology.

4. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a first-in, first-out (FIFO) basis. Inventory consists of the following (in thousands) as of:

	June 30, 2008	December 31, 2007
Raw materials	$501	$621
Work in progress	160	115
Finished goods	3,260	5,518

	3,921	6,254
Reserve	(350)	(350)

Net inventory	$3,571	$5,904

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method.

Property and equipment consist of the following (in thousands) as of:

	June 30, 2008	December 31, 2007
Laboratory, machinery and equipment	$52,482	$50,654
Computer equipment	12,673	12,177
Furniture and fixtures	5,803	5,549
Leasehold improvements	9,615	9,755
Land	1,580	1,580
Pilot facility	19,418	17,726
Assets to be placed in service:
Demonstration facility	80,889	45,913

Property and equipment, gross	182,460	143,354
Less: Accumulated depreciation and reserves	(71,381)	(66,691)

Property and equipment, net	$111,079	$76,663

Pursuant to SFAS No. 34, “Capitalization of Interest Cost,” the Company capitalizes interest on capital projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. The Company amortizes the capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Included in the costs of its demonstration facility as of June 30, 2008 is $2.2 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility.

During the second quarter of 2008 the Company began the transition to the start-up phase of the demonstration facility in Jennings, Louisiana. During the start-up phase the site is electronically energized and the functional capabilities of each system are tested. In total, more than forty separate systems will be evaluated to ensure that the equipment functions properly per the design and operates safely. Once start-up is complete biomass can be processed through the system. Following the start-up phase, the demonstration facility will move into a commissioning phase geared toward validating the implementation of the Company’s technology and process at scale, including the ability to produce ethanol within predefined performance criteria. This will include introducing enzymes and ethanologens into the process and running biomass through the system to produce ethanol. The company will expense costs as they occur to operating expense during the commissioning phase.

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory, machinery and equipment	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 years
Pilot facility	10 years

Leasehold improvements are amortized using the shorter of the estimated useful life or remaining lease term.

Depreciation related to the pilot facility and demonstration facility assets begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and is being depreciated over a 10-year life. Subsequent modifications to the pilot facility which do not extend its useful life but meet the criteria for capitalization, are considered immediately placed in service when incurred, and depreciated over the remainder of the pilot facility’s useful life. The Company expects that its demonstration facility will be placed in service during the first half of 2009, and has not yet determined its useful life.

The Company reviews long-lived assets, including leasehold improvements, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Accrued liabilities

Accrued liabilities consist of the following (in thousands) as of:

	June 30, 2008	December 31, 2007
Employee compensation-related	$4,436	$8,078
Professional and outside services	2,213	2,456
Sales and use tax payable	2,001	1,572
Other	2,352	1,188

Total accrued expenses	$11,002	$13,294

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

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross profit and total operating expenses and capital expenditures. For the three and six months ended June 30, 2008, the specialty enzymes segment comprised 100% of product revenue and cost of product revenue. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets like cash, short-term investments and other assets that can be attributed to, or utilized by, both business segments, and goodwill Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

The results of operations for the six months ended June 30, 2008 include six months of combined operations resulting from our merger with Celunol on June 20, 2007. Since the merger closed near the end of the second quarter of 2007, results of operations for the six months ended June 30, 2007 include the historical results of Diversa Corporation and ten days of Celunol operations, and are not reflective of the combined operations.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$13,375	$—	$13,375	$—	$6,044	$—	$6,044
Collaborative and grant revenue	424	4,504	—	4,928	—	5,090	—	5,090

Total revenues	$424	$17,879	$—	$18,303	$—	$11,134	$—	$11,134

Product gross profit	$—	$3,799	$—	$3,799	$—	$1,798	$—	$1,798

Operating expenses (excluding cost of goods sold)	$10,606	$8,707	$4,672	$23,985	$887	$12,779	$47,802	$61,468

Operating loss	$(10,182)	$(404)	$(4,672)	$(15,258)	$(887)	$(5,891)	$(47,802)	$(54,580)

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$24,576	$—	$24,576	$—	$11,396	$—	$11,396
Collaborative and grant revenue	424	8,538	—	8,962	—	11,046	—	11,046

Total revenues	$424	$33,114	$—	$33,538	$—	$22,442	$—	$22,442

Product gross profit	$—	$7,123	$—	$7,123	$—	$2,258	$—	$2,258

Operating expenses (excluding cost of goods sold)	$20,595	$18,261	$9,673	$48,529	$887	$26,456	$51,094	$78,437

Operating loss	$(20,171)	$(2,600)	$(9,673)	$(32,444)	$(887)	$(13,152)	$(51,094)	$(65,133)

Capital expenditures	$36,668	$1,420	$1,034	$39,122	$—	$1,425	$3,076	$4,501

Identifiable assets by operating segment are set forth below (in thousands):

	As of June 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant & equipment, net	98,750	5,500	6,829	111,079
Cash, short-term investments and other assets	1,916	24,951	31,024	57,891

Total identifiable assets	$100,666	$30,451	$143,987	$275,104

	As of December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant & equipment net	66,380	6,655	3,628	76,663
Cash, short-term investments and other assets	1,219	16,971	63,792	81,982

Total identifiable assets	$67,599	$23,626	$173,554	$264,779

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and/or collaboration partners as a percentage of total revenue for the six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Danisco Animal Nutrition	57%	33%	53%	33%
Syngenta	16%	30%	15%	28%

Accounts receivable from these two customers comprised approximately 61% of accounts receivable at June 30, 2008 and 68% at December 31, 2007. In addition, one customer accounted for an additional 15% of accounts receivable at June 30, 2008.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
North America	$5,094	$3,476	$9,640	$7,869
South America	3,935	450	7,740	450
Europe	8,989	7,208	15,525	13,899
Asia	285	—	633	224

	$18,303	$11,134	$33,538	$22,442

For the six months ended June 30, 2008 and 2007, 83% and 87% of the Company’s product revenue has come from one focus area, animal nutrition and health.

6. Equity Incentive Plans and Share-based Compensation

Share-Based Compensation

The Company recognized share-based compensation expense of $2.7 million and $2.3 million during the three months ended June 30, 2008 and 2007, and $6.2 million and $3.3 million during the six months ended June 30, 2008 and 2007. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$1,148	$598	$2,472	$1,018
Selling, general and administrative	1,561	1,666	3,711	2,307

	$2,709	$2,264	$6,183	$3,325

As of June 30, 2008, there was $17.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the equity incentive plans, including the impact of options and restricted shares assumed in the merger. This expense is expected to be recognized over a weighted-average period of 1.9 years as follows (in thousands):

Fiscal Year 2008 ( July 1, 2008 to December 31, 2008)	$4,252
Fiscal Year 2009	4,499
Fiscal Year 2010	2,478
Fiscal Year 2011	1,537
Fiscal Year 2012	599
Thereafter	4,506

$17,871

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	7,714	$8.30
Granted	2,422	$2.90
Exercised	(24)	$0.08
Cancelled	(503)	$12.05

Outstanding at June 30, 2008	9,609	$6.77	$718

Exercisable at June 30, 2008	2,438	$12.43	$315

The grant date fair value of options granted during the six months ended June 30, 2008 was $1.68 per share. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $71,000, or $2.94 per share.

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2008	751	$7.29
Granted	—	$—
Vested	(408)	$7.67
Forfeited and cancelled	(20)	$7.13

Non-vested awards outstanding at June 30, 2008	323	$6.82

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 1,293,000 shares of common stock at $22 per share that is exercisable for ten years starting in 2008.

In connection with the completion of the June 20, 2007 merger transaction with Celunol, the Company assumed 340,000 warrants to purchase common stock at $1.87 per share that expire in December 2016.

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

Common Stock Reserved for Future Issuance

At June 30, 2008, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Employee Stock Purchase Plan	1,453
Equity Incentive Plans	3,237
Warrants	22,917
5.5% Convertible Senior Notes	15,859
8.0% Senior Convertible Notes	16,773

60,239

7. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through June 30, 2008 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at January 1, 2006	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(1,563)	(2,607)	(60)	(4,230)
Adjustments and revisions	1,003	—	—	1,003

Balance at December 31, 2006	$7,796	$—	$—	$7,796
Charged against accrual	(2,263)	—	—	(2,263)
Adjustments and revisions	1,481	—	—	1,481

Balance at December 31, 2007	$7,014	$—	$—	$7,014
Charged against accrual	(1,012)	—	—	(1,012)
Adjustments and revisions	46	—	—	46

Balance at June 30, 2008	$6,048	$—	$—	$6,048

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

For the three- and six months ended June 30, 2008 and 2007, the adjustments and revisions related to restructuring activities were immaterial, and are included in selling, general and administrative expenses.

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

The Company recognized revenue from Syngenta and its affiliates of $2.9 million and $3.3 million for the three months June 30, 2008 and 2007 and $5.2 million and $6.2 million for the six months ended June 30, 2008 and 2007. Accounts receivable due from Syngenta were $0.4 million and $2.2 million, and deferred revenue associated with Syngenta was $3.6 million and $4.1 million, at June 30, 2008 and December 31, 2007.

In February 2008, AB Enzymes and AB Vista (collectively, “AB”), both subsidiaries of Associated British Foods plc, announced the acquisition of Syngenta’s Quantum Phytase feed enzyme business. Prior to this transaction, the Company supplied Quantum Phytase to Syngenta pursuant to a manufacturing and supply agreement. The Company does not expect to continue to manufacture and supply the Quantum enzyme to AB, as it has been unable to reach a manufacturing and supply agreement with AB on commercially agreeable terms.

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

As of June 30, 2008, the Company had a letter of credit in place pursuant to this agreement for approximately $10 million, representing the $100,000 minimum and approximately 24 months’ current rent.

The letter of credit is issued under an existing bank agreement. The Company is required under its bank agreement to secure this obligation with cash, which is reflected as restricted cash on its condensed consolidated balance sheet as of June 30, 2008.

10. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990’s (the IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. The focus case defendants had until June 13, 2008 in which to answer the complaints.

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

The results of operations for the six months ended June 30, 2008 include six months of combined operations resulting from our merger with Celunol on June 20, 2007. Since the merger closed near the end of the second quarter of 2007, results of operations for the six months ended June 30, 2007 include the historical results of Diversa Corporation and ten days of Celunol operations, and are not reflective of the combined operations.

Forward-looking statements applicable to our business generally include statements related to:

•	our ongoing integration of the Celunol business and the benefits to be derived from the merger;

•	the potential technological, strategic and commercial advantages and benefits created by the merger with Celunol;

•	the potential value for our stockholders created by the merger with Celunol;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our anticipated use of proceeds from our recent financing activities;

•	the length of time that we will be able to fund our operations with existing cash;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the expected benefits of our recently-announced transaction with BP;

•	our ability to continue as a going concern;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effect on our business and financial results of governmental regulation and programs;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our results of operations, financial condition and businesses, and products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements; grants and licenses granted to third parties;

•	our ability to repay our outstanding debt (including in connection with any “make-whole” payments that may be due upon conversion of our 2008 Notes);

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Forward-looking statements applicable to our biofuels business include statements related to:

•

potential growth in the use of ethanol, including cellulosic ethanol, the economic prospects for the ethanol industry and cellulosic ethanol and the advantages of cellulosic ethanol versus ethanol and other fuel sources;

•	the start-up, commissioning and completion of our demonstration-scale facility and the continued development of our pilot facility;

•	the financing, development and construction of commercial-scale cellulosic ethanol facilities; and

•	our ability to use multiple feedstocks to produce cellulosic ethanol

Forward-looking statements applicable to our specialty enzymes business include statements related to:

•	our ability to increase our product revenue and improve product gross margins; and

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of the products in our specialty enzymes business.

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, including our recently-announced strategic partnership with BP, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, our ability to successfully integrate the operations of Diversa and Celunol, the timing of conversion of the 2008 Notes, if any, and our ability to make any required “make-whole” payments due upon such conversion in cash at that time, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Overview

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We believe the most significant commercial opportunity for our biofuels business segment is the large-scale commercial production of cellulosic ethanol derived from multiple biomass feedstocks. Our specialty enzymes segment develops customized enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant near-term commercial opportunity for our specialty enzymes business segment will be derived from continued sales growth, and related profit margin improvement, from our existing portfolio of enzyme products.

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 15 years, our research and development team has developed a proprietary technology platform which has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. To date, we have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future products. While our technologies have the potential to serve many large markets, our key areas of focus for internal product development are (i) integrated solutions for the production of biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for: biofuels, specialty industrial processes, and animal nutrition and health. We have current collaborations with market leaders, such as BP, BASF, Bunge Oils, Cargill Health and Food Technologies, and Syngenta AG, each of which complement our internal product development efforts.

For the six months ended June 30, 2008, total revenues increased 49% compared to the six months ended June 30, 2007. The increase in revenue was primarily attributed to more than doubling our product revenue to $24.6 million for the six months ended June 30, 2008 from $11.4 million in the prior year comparable period, partially offset by a 19% decrease in grant and collaborative revenue from $11.0 million to $9.0 million for the six months ended June 30, 2008. As part of our strategic reorganization in January 2006, we began to de-emphasize grant revenue and certain collaborations that are not strategic to our current market focus in favor of greater emphasis on sales of products. As a result, we expect that product revenue will continue to represent a larger percentage of our total revenues in the future, and that collaborative revenue will continue to decrease. However, certain of our partners and funding sources have ongoing obligations to fund our programs, and we have ongoing obligations to provide research and development services under our current agreements. As of August 6, 2008, our strategic partners, including our recent partnership with BP, have provided us with more than $300 million in funding since inception and are committed to additional funding of more than $100 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2008, we had deferred revenue totaling $5.0 million, of which $4.6 million was related to funding from collaborative partners, and $0.4 million was related to product sales.

We have incurred net losses since our inception. As of June 30, 2008 our accumulated deficit was $476.8 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of:

•

anticipated additional investments to implement our biofuels commercialization strategy, including capital expenditures related to enhancements to our cellulosic ethanol pilot facility and start-up, commissioning and completion of our demonstration facility; and capital or operating costs we may incur for land acquisition, feedstock development, and design and engineering for our first commercial plants;

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

Recent Transactions

On August 6, 2008, we announced the creation of a strategic partnership with BP Biofuels North America LLC, a member of the BP family of companies, or BP, to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol. The partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. During the initial 18-month phase of the joint development program, we will receive $90 million in connection with our participation.

The financial terms of this phase of the strategic alliance include:

-

$45 million, payable in three installments over the next twelve months, for broad access to the Company’s cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. At closing, we received a cash payment of $24.5 million, and will receive additional cash payments of $6.5 million on January 2, 2009 and $14.0 million on July 1, 2009.

-

$15 million payable on January 2, 2009 and an additional $2.5 million per month beginning February 2009 through and including January 2010 to co-fund our various scientific and technical initiatives within the cellulosic ethanol field.

Our joint development program will be conducted under a Joint Development and License Agreement entered into by Verenium Biofuels Corporation, and BP on August 5, 2008 and effective as of August 1, 2008. Prior to entering into this strategic partnership, we had no material relationship with BP.

In connection with starting the joint development program, we formed a special purpose entity, Galaxy Biofuels LLC, which is equally owned by BP and us. Galaxy Biofuels will have access to certain intellectual property rights held by the parties prior to entering the Joint Development and License Agreement, all of which will continue to be owned by the respective contributing company. Galaxy Biofuels will own new intellectual property relating to cellulosic ethanol production developed through the joint development program and will be responsible for administering the licensing of the technology package resulting from the joint development program.

We will be primarily responsible for executing the joint development program and have agreed with BP that for a limited period we will not use our existing technology in any other technology development program in the defined field, with certain exceptions. The limited period may be extended if the joint development program between the parties is extended. In addition, we expect to negotiate with BP a second phase of the alliance focused on the development of a joint venture to accelerate the commercial deployment of the technologies into commercial-scale cellulosic ethanol production facilities. While the primary focus of the joint venture will be to encourage the use of the technology package resulting from the joint development program in facilities that are jointly-owned by BP and the Company in the United States, the technology and the technology package will also be licensable to us and to BP separately, as well as to third-party commercial projects in the United States and elsewhere. We intend to negotiate and finalize this second phase of our relationship with BP, including incremental financial terms for co-funding the joint venture, by early 2009.

Results of Operations

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the six months ended June 30, 2008, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments, and goodwill. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

The results of operations for the three and six months ended June 30, 2008 include the combined operations resulting from our merger with Celunol on June 20, 2007. Since the merger closed near the end of the second quarter of 2007, results of operations for the three and six months ended June 30, 2007 include the historical results of Diversa Corporation and ten days of Celunol operations, and are not reflective of the combined operations.

Selected operating results for the three and six months ended June 30, 2008 and 2007 for each of our business segments is set forth below (in thousands):

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$13,375	$—	$13,375	$—	$6,044	$—	$6,044
Collaborative and grant revenue	424	4,504	—	4,928	—	5,090	—	5,090

Total revenues	$424	$17,879	$—	$18,303	$—	$11,134	$—	$11,134

Product gross profit	$—	$3,799	$—	$3,799	$—	$1,798	$—	$1,798

Operating expenses (excluding cost of product revenue)	$10,606	$8,707	$4,672	$23,985	$887	$12,779	$47,802	$61,468

Operating loss	$(10,182)	$(404)	$(4,672)	$(15,258)	$(887)	$(5,891)	$(47,802)	$(54,580)

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$24,576	$—	$24,576	$—	$11,396	$—	$11,396
Collaborative and grant revenue	424	8,538	—	8,962	—	11,046	—	11,046

Total revenues	$424	$33,114	$—	$33,538	$—	$22,442	$—	$22,442

Product gross profit	$—	$7,123	$—	$7,123	$—	$2,258	$—	$2,258

Operating expenses (excluding cost of product revenue)	$20,595	$18,261	$9,673	$48,529	$887	$26,456	$51,094	$78,437

Operating loss	$(20,171)	$(2,600)	$(9,673)	$(32,444)	$(887)	$(13,152)	$(51,094)	$(65,133)

Capital expenditures	$36,668	$1,420	$1,034	$39,122	$—	$1,425	$3,076	$4,501

Consolidated Results of Operations

Revenues

Revenues for the periods ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues:
Phyzyme phytase	$10,515	$3,678	186%	$17,917	$7,456	140%
All other products	2,860	2,366	21%	6,659	3,940	69%

Total product	13,375	6,044	121%	24,576	11,396	116%
Collaborative	3,941	4,392	(10)%	7,416	9,127	(19)%
Grant	987	698	41%	1,546	1,919	(19)%

Total Revenues	$18,303	$11,134	64%	$33,538	$22,442	49%

Revenues increased 64%, or $7.2 million, to $18.3 million for the three months ended June 30, 2008 and 49%, or $11.1 million, to $33.5 million for the six months ended June 30, 2008. Increases in revenue for the three and six months ended June 30, 2008 were attributed primarily to an increase in product revenue, partially offset by a decrease in collaborative revenue. Our revenue mix has shifted to a larger percentage of product revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product revenue represented 73% of total revenues for the three and six months ended June 30, 2008, as compared to 54% and 51% for the three and six months ended June 30, 2007.

Product revenues increased $7.3 million, or 121%, for the three months ended June 30, 2008 and $13.2 million, or 116%, for the six months ended June 30, 2008 as compared to the same periods in 2007. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme XP phytase sold through our collaboration with Danisco. The increase in Phyzyme revenue has been primarily related to the following factors:

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

The increase in product revenue for the three and six months ended June 30, 2008 is also attributed to an increase in sales of our other commercial enzyme products, including Fuelzyme-LF and Purifine. Product revenue for the six months ended June 30, 2008 also includes $2.4 million of revenue from sales of Bayovac-SRS and Quantum, which we do not expect to continue, due to the following:

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

Revenue from Phyzyme represented approximately 79% and 73% of total product revenue for the three and six months ended June 30, 2008 compared to 61% and 65% of total product revenue for the comparable periods last year. While we anticipate an increase in revenue from our non-Phyzyme products, we expect that Phyzyme will continue to represent a significant percentage of our total product revenue in the foreseeable future.

We manufacture our enzyme products through a sole-source manufacturing facility in Mexico City, Fermic S.A., or Fermic. Pursuant to our manufacturing agreement with Fermic, we are contractually committed to bring additional manufacturing capacity on line during the fourth quarter of 2008, which will allow us to meet increasing demand for our enzyme products. However, due to current capacity constraints at Fermic, we may not be able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco, and we may be required to find an alternative supplier for Phyzyme during the second half of 2008. We are currently in discussions with Genencor, the parent company of Danisco, to serve as a second-source manufacturer for Phyzyme. Revenue from Phyzyme that is supplied to us by Genencor may be subject to accounting rules which could require us to recognize revenue equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize. While this revenue recognition treatment would have little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it would have a negative impact on the gross product revenue we recognize for Phyzyme.

Collaborative revenue decreased 10%, or $0.5 million, to $3.9 million for the three months ended June 30, 2008 and 19%, or $1.7 million, to $7.4 million for the six months ended June 30, 2008. Collaborative revenue accounted for 22% of total revenue for the three and six months ended June 30, 2008 compared to 39% and 41% of total revenue for the three and six months ended June 30, 2007. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will continue to decrease in 2008 as compared to 2007, due in large part to this de-emphasis of non-strategic collaborations, but also due to a decrease in revenue related to the expected wind-down of projects with existing strategic collaborators such as Syngenta, Bunge, and BASF. We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Grant revenue increased 41%, or $0.3 million, to $1.0 million for the three months ended June 30, 2008 and decreased 19%, or $0.4 million, to $1.5 million for the six months ended June 30, 2008. The increase in grant revenue during the three months ended June 30, 2008 was primarily attributable to a grant awarded in early 2007 from the Department of Energy to discover and develop new enzymes and enzyme cocktails to break down various types of biomass. The decrease in grant revenue during the six months ended June 30, 2008 was primarily related to our continued de-emphasis of grants and government contracts that are not core to our strategic focus. We continue to pursue additional opportunities in the foreseeable future to secure federal, state or local agency funding to support our biofuels initiatives.

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

Product Gross Profit & Gross Margin

Product gross profit and product gross margin for the periods ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Product revenue	$13,375	$6,044	121%	$24,576	$11,396	116%
Cost of product revenue	9,576	4,246	126%	17,453	9,138	91%

Product gross profit	3,799	1,798	111%	7,123	2,258	215%
Product gross margin	28%	30%		29%	20%

Product gross profit totaled $3.8 million, or 28% of product revenue, for the three months ended June 30, 2008 compared to $1.8 million, or 30% of product revenue, for the three months ended June 30, 2007. Gross profit improvement is reflective of higher sales volumes to absorb our fixed costs. Gross profit margin for the three months ended June 30, 2008 was negatively impacted by approximately two percentage points due to incremental zero margin freight revenue, and related costs, of $1.0 million to expedite products to meet customer delivery requirements.

Product gross profit totaled $7.1 million, or 29% of product revenue, for the six months ended June 30, 2008 compared to $2.3 million, or 20% of product revenue, for the six months ended June 30, 2007. Gross profit and margin improvement is reflective of higher sales volumes to absorb our fixed costs, partially offset by incremental zero margin freight revenue which negatively impacted gross profit margin by approximately two percentage points during the six months ended June 30, 2008.

Because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then share 50% of Danisco’s profit, as defined, when the product is sold to the end user. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and profit share revenue is recognized in the period in which the product is sold to the end user as reported to us by Danisco. Because we record our quarterly profit share revenue based on estimates from Danisco, and the final calculation of profit share is typically finalized in the subsequent quarter, we are subject to potential adjustments to our actual profit share revenue form quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco with six months advance notice to assume manufacturing rights for Phyzyme. If Danisco decides to exercise this right, we will likely experience excess capacity at Fermic. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme manufacturing rights, this will have a negative impact on our product gross margin.

Our gross margin is dependent upon the mix of product sales as the cost of product revenue varies from product to product. We believe that our gross margin should be positively impacted as we grow sales of products we market and sell directly to end users, namely Fuelzyme-LF and Purifine, which are expected to have higher gross margins than our Phyzyme products. Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased $5.3 million, or 126%, to $9.6 million for the three months ended June 30, 2008 and $8.3 million, or 91%, to $17.5 million for the six months ended June 30, 2008 compared to the same periods in 2007. This increase resulted primarily from the increase in product revenues, and to a lesser extent, the increase in our fixed manufacturing costs under our contract with Fermic.

We expect our gross margins in 2008 to be positively impacted by continued growth in sales of Phyzyme XP and our other products, as well as cost efficiencies we expect to achieve as we continue to scale up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we will realize continued margin improvements as product revenues increase; however, our margins may be negatively impacted in the future if our product revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, we are planning to further expand our manufacturing capabilities in the fourth quarter of 2008, which will increase our fixed manufacturing costs by an additional $0.6 million per quarter. In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product. We have recently experienced some inventory losses related to contamination issues in our Phyzyme enzyme manufacturing process. If we continue to experience inventory losses, our gross margins will be negatively impacted.

Operating Expenses

Certain reclassifications to prior period information have been made to conform to current presentation. For the three and six months ended June 30, 2008, we recorded $1.0 million and $2.2 million, respectively, of expenses related to the administration of our patent portfolio and regulatory affairs in selling, general and administrative on the condensed consolidated statement of operations. Expenses related to the administration of our patent portfolio and regulatory affairs of $1.1 million and $2.3 million for the three and six months ended June 30, 2007 were reclassified from research and development expenses to selling, general and administrative expenses to conform to current year presentation.

Research and development and selling, general and administrative expenses for the periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Research and development	$14,920	$11,146	34%	$29,781	$22,785	31%
Selling, general and administrative expenses	$9,065	$7,922	14%	$18,748	$13,252	41%

In the second quarter and first half of 2008, these expenses increased compared to the same periods in 2007, related primarily to the incremental operating expenses associated with inclusion of our biofuels business since our June 2007 merger with Celunol.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators, as well as costs related to technology development and engineering costs associated with our pilot and demonstration-scale cellulosic ethanol facilities.

Total research and development costs incurred for the periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Personnel-related	$6,012	$3,910	$12,493	$8,144
Laboratory and supplies	1,634	1,849	2,933	4,475
Outside services	1,309	12	2,154	208
Equipment and depreciation	1,398	1,372	2,829	2,335
Facilities, overhead and other	3,419	2,883	6,868	5,954
Scale-up manufacturing costs	—	522	32	651
Share-based compensation	1,148	598	2,472	1,018

	$14,920	$11,146	$29,781	$22,785

Our research and development expenses increased $3.8 million, to $14.9 million, for the three months ended June 30, 2008 and $7.0 million, to $29.8 million, for the six months ended June 30, 2008. This increase was attributed to a $2.3 million and $4.6 million increase in personnel-related costs for direct research and development for the three and six months ended June 30, 2008, primarily for biofuels technology development and engineering activities as a result of our merger with Celunol in June 2007. Our outside services increased $1.3 million and $1.9 million for the three and six months ended June 30, 2008 primarily related to supporting our pilot and demonstration-scale cellulosic ethanol facilities in Jennings, Louisiana. These increases were partially offset by a decrease in lab supplies primarily related to our de-emphasis of collaboration activities, which also reduced our related collaboration revenue.

We have a limited history of developing commercial products. We determine which products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. Successful products require significant development and investment prior to regulatory approval and commercialization. As a result of the significant risks and uncertainties involved in developing and commercializing such products, we are unable to estimate the nature, timing, and cost of the efforts necessary to complete each of our major projects. These risks and uncertainties include, but are not limited to, the following:

•	Our products may require more resources than we anticipate if we are technically unsuccessful in initial development or commercialization efforts;

•	The outcome of research is unknown until each stage of testing is completed, up through and including product trials and regulatory approvals, if needed;

•	It can take many years from the initial decision to perform research through development until products, if any, are ultimately marketed; and

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

For the three and six months ended June 30, 2008, we estimate that approximately 29% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 71% were spent on internal product and technology development. For the three and six months ended June 30, 2007, we estimate that approximately 66% of our research and development personnel-related costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 34% were spent on internal product and technology development. The increase in time spent on internal product and technology development from the prior year is attributed to our focus on cellulosic ethanol process development since our merger with Celunol in June 2007.

Research and development direct personnel-related costs and unallocated non-personnel costs incurred by type of project during the periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaborations:
Syngenta	$1,132	$1,109	$2,272	$2,287
Other	363	1,316	872	2,846

Total collaborations	1,495	2,425	3,144	5,133
Grants	239	211	442	584
Internal development	4,278	1,274	8,907	2,427
Unallocated non-personnel	8,908	7,236	17,288	14,641

	$14,920	$11,146	$29,781	$22,785

Our internal development costs relate primarily to research and development efforts dedicated to our cellulosic ethanol process development activities, early-stage discovery of new enzymes, regulatory work for enzymes in mid-stage development, and bioprocess development and technical support for late-stage enzyme development. We consider early-stage projects to be those which are experimental in nature, and are often short-lived. We consider mid-stage enzyme products to be those that are potential candidates to advance to regulatory and commercialization stages. We consider late-stage enzyme products those that have been approved for their intended use by one or more regulatory agencies, have already been introduced commercially, or such commercial introduction is pending. Our expenses related to cellulosic ethanol process development relate primarily to our activities to develop and commercialize cellulosic ethanol. We currently do not track our costs to develop our cellulosic ethanol process technology at a level that enables us to determine the amount of our expenditures that relate to early-, mid-, and late-stage development.

We estimate that our allocation of internal research and development personnel-related costs during the periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Early-stage product development	$17	$387	$25	$610
Mid-stage product development	69	47	93	99
Late-stage product development	457	571	915	1,276
Cellulosic ethanol process development	3,415	—	7,240	—
R&D support activities	320	269	634	442

	$4,278	$1,274	$8,907	$2,427

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million, or 14%, to $9.1 million (including share-based compensation of $1.6 million) for the three months ended June 30, 2008 and $5.5 million, or 41%, to $18.7 million (including share-based compensation of $3.7 million) for the six months ended June 30, 2008. This increase is largely due to incremental personnel and overhead costs resulting from the merger, incremental litigation expense, and, to a lesser extent, increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business. These increases were partially offset by charges incurred during the three months ended June 30, 2007 of $2.6 million related to severance, bonus and modifications to equity awards pursuant to transitional employment and severance agreements with certain executives after the completion of the merger with Celunol in June 2007.

We expect that our selling, general and administrative expenses will continue to exceed 2007 levels to support both the anticipated growth in sales of our specialty enzyme products and our biofuels commercialization efforts.

Share-Based Compensation Charges

We recognized $2.7 million, or $0.04 per share, and $2.3 million, or $0.05 per share, in share-based compensation expense for our share-based awards during the three months ended June 30, 2008 and 2007 and $6.2 million, or $0.10 per share, and $3.3 million, or $0.07 per share, during the six months ended June 30, 2008 and 2007. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$1,148	$598	$2,472	$1,018
Selling, general and administrative	1,561	1,666	3,711	2,307

	$2,709	$2,264	$6,183	$3,325

Our share-based compensation charges increased primarily due to additional options and awards granted to our new executive team in connection with our merger. Included in share-based compensation for the three and six months ended June 30, 2007 is $0.9 million related to modification of vesting for restricted stock awards for certain executives in connection with separation agreements relating to the merger with Celunol in June 2007.

Acquired in-process Research and Development

We allocated $42.4 million of the purchase price in connection with our merger with Celunol in June 2007 to acquired in-process research and development projects. Acquired in-process research and development (“IPR&D”) represents the valuation of acquired, to-be-completed research projects. Celunol’s ongoing research and development initiatives have primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were written off in the second quarter of 2007, the period the merger was consummated.

Interest and expense, net

Interest expense was $3.6 million, net of $0.8 million in capitalized interest for the demonstration facility, for the three months ended June 30, 2008 compared to $2.1 million for the three months ended June 30, 2007. Interest expense was $6.1 million, net of $2.2 million in capitalized interest for the demonstration facility, for the six months ended June 30, 2008 compared to $2.3 million for the six months ended June 30, 2007. The increase was attributed to interest on the 2007 Notes we issued in March and April 2007 combined with the 2008 Notes issued in February 2008. We recorded aggregate interest expense related to the 2008 Notes of $2.9 million and $4.0 million for the three and six months ended June 30, 2008, representing the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
8% coupon interest, payable in cash	$1,402	$—	$1,932	$—
Non-cash accretion of debt discount, net of premium amortization	1,176	—	1,596	—
Non-cash amortization of debt issuance costs	247	—	317	—
Wire-off of unamortized debt issuance costs related to converted notes	77	—	121	—

	$2,902	$—	$3,966	$—

Aggregate debt discount costs of $33.7 million and financing costs of $3.5 million are being accreted into interest expense over the term of the debt, or approximately four years.

Interest income on cash and short term investments decreased to $0.2 million and $0.7 million for the three and six months ended June 30, 2008 compared to $1.5 million and $1.9 million for the three and six months ended June 30, 2007. The decrease was attributed to lower average cash and investment balances during fiscal 2008.

The fair value of the conversion rights, warrants, and the convertible hedge transaction in connection with our 2008 Notes are marked-to-market each balance sheet date and recorded as a derivative asset or liability. The change in fair value is recorded in the statement of operations as “Change in fair value of derivative assets and liabilities.” During the three and six months ended June 30, 2008, we recorded a net gain of $2.3 million and $1.7 million related to the change in fair value of our recorded derivative asset and liabilities between the closing date of February 22, 2008 and June 30, 2008.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of August 6, 2008, our strategic partners, including our recent partnership with BP, have provided us with more than $300 million in funding since inception and are committed to additional funding of more than $100 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of June 30, 2008, we had available cash, cash equivalents, and short-term investments of approximately $19.5 million, excluding approximately $10.0 million in restricted cash. Our short-term investments as of such date consisted primarily of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. Since we announced our merger with Celunol in February 2007, we have issued $172.5 million of convertible debt to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements.

Our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. As of June 30, 2008 our cash was not sufficient to meet the cash requirements to fund our operating expenses, capital expenditures, and working capital beyond December 2008 without additional sources of cash.

As more fully described above under the caption “Recent Transactions,” in August 2008, we announced a partnership with BP that will provide us funding of approximately $90 million, payable in increments over the next 18 months. This additional capital is expected to substantially fund our capital requirements into 2009.

We will require additional capital to fund our operations. We believe that we will be successful in generating additional cash to fund these requirements through a combination of additional corporate partnerships and collaborations, federal and state grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are not able to defer, reduce or eliminate our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may need to restructure or significantly curtail our operations, divest all or a portion of our business, file for bankruptcy or cease operations.

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

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at an initial conversion rate of 122.5490 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. On April 1, 2008, in accordance with the 2007 Notes agreement, the conversion rate of the 2007 Notes was increased to 156.25 shares per $1,000 principal amount, which represents a conversion price of $6.40 per share, which was the closing price per share of our common stock on the date of the offering. As a result of the change in the conversion price, total common shares that would be issued assuming conversion of the entire $101.5 million in 2007 Notes outstanding as of June 30, 2008 increased from 12.4 million shares to 15.9 million shares.

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

We have used a significant portion of the proceeds of this offering to make enhancements to our pilot facility and to fund the construction and development of our demonstration-scale facility in Jennings, Louisiana, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to our merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues from our specialty enzymes business and our biofuels business reach levels at which we can fully support our operating and capital expenditures.

As described below, in connection with our private placement of convertible notes in 2008, we entered into exchange agreements with certain noteholders, representing $18.5 million in aggregate principal of the existing 2007 Notes.

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

The 2008 Notes are convertible on the date of their issuance. Their initial conversion price is equal to $4.09 per share. The conversion price is subject to full ratchet anti-dilution protection and a reset provision whereby, to the extent the volume weighted average price of our common stock during the seven trading days prior to the one-year anniversary of the issuance of the 2008 Notes s is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time. In addition, subject to the satisfaction of certain conditions, including that an effective resale registration statement for the applicable shares be on file with the Securities and Exchange Commission,, interest payments on the 2008 Notes may be made, at our option, in shares of common stock, valued at a 5% discount to the stock price at the time of payment of the interest. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, only registers a limited number of interest shares due to applicable Securities and Exchange Commission guidelines, and our ability to pay interest under the 2008 Notes using shares is accordingly limited to an interest amount equal to the value of such shares, valued as described in the preceding sentence. The 2008 Notes are subject to automatic conversion at our option if our closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date we provides notice of the automatic conversion to investors, the average daily trading volume of our stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met. In addition, the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount in cash or, subject to the satisfaction of certain conditions, including that an effective resale registration statement for the applicable shares be on file with the Securities and Exchange Commission, shares of our common stock equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using an agreed-upon discount rate and, if applicable, valuing the shares of stock at a 5% discount to the stock price at the time of conversion. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with shares issuable upon exercise of the warrants and shares issuable for payment of interest under the 2008 Notes, only registers a limited number of conversion shares due to applicable Securities and Exchange Commission guidelines, and our ability to pay “make-whole” payments under the 2008 Notes using shares is accordingly limited to a payment amount equal to the value of such shares, valued as described in the preceding sentence.

The warrants are exercisable for shares of our common stock six months after their issuance. The initial exercise price of the warrants is $4.44 per share. The exercise price is subject to weighted average anti-dilution protection.

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

As of June 30, 2008, two noteholders of the 2008 Notes converted principal in the amount of $2.4 million into approximately 587,000 shares of the Company’s common stock. The conversion price was equal to the initial conversion price of $4.09 per share. The Company also made make-whole payments in the amount of $0.7 million related to the unpaid interest from the period of the conversion through the maturity of the 2008 Notes, April 1, 2012, in accordance with the 2008 Notes agreement.

Subsequent to June 30, 2008 one holder of the 2008 Notes converted principal in the amount of $4.9 million into approximately 1.2 million shares of our common stock, resulting in a make-whole cash payment of approximately $1.4 million. In addition, four holders of the 2008 Notes converted principal in the amount of $4.6 million into approximately 1.1 million shares of our common stock, resulting in make-whole payments totaling approximately $1.3. The make-whole payments were settled, at the noteholders’ elections, with an aggregate of 0.7 million shares of our common stock in lieu of cash.

We intend to use the remaining net proceeds from the sale of our 2008 Notes and warrants for general corporate and working capital purposes, including the start-up, commissioning and completion of our cellulosic ethanol demonstration facility.

The following table summarizes our principal and interest obligations for the 2007 and 2008 Notes as of June 30, 2008 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes	$207,568	$5,583	$11,165	$11,165	$179,655
2008 Notes (1)	90,552	5,488	10,976	74,088	—

Total Principal and Interest Obligations	$298,120	$11,071	$22,141	$85,253	$179,655

(1)	Total obligations under the 2008 Notes include approximately $22.1 million in interest through maturity of the notes. Interest payments on the notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date, as long as such shares have been registered with the Securities and Exchange Commission. Due to Securities and Exchange Commission limitations on the amount of shares we were permitted to register in the resale registration statement we filed with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, we only registered a limited number of interest shares, and as a result we intend to continue paying a significant portion of our quarterly interest payments in cash.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $32.0 million for the six months ended June 30, 2008. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $39.7 million, as well as $4.1 million we paid in guaranteed retention and/or bonus incentive awards in February 2008 related to our fiscal 2007 incentive plan and payments of past due accounts payable as of December 31, 2007.

Our investing activities used cash of $48.1 million for the six months ended June 30, 2008. Our investing activities included purchases of property, plant and equipment of $39.1 million primarily for the ongoing construction of our demonstration plant, partially offset by cash generated through net maturities of short-term investments of $1.0 million to fund operations. During the three months ended June 30, 2008 we were required under our bank agreement to secure our $10 million outstanding letter of credit issued to our landlord with cash, which is reflected as restricted cash on our condensed consolidated balance sheet as of June 30, 2008 and is reported as cash used in investing activities.

We recently achieved a key development milestone with our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana with commencement of the transition to “startup’ phase. With this phase of the project now effective, the site has been electronically energized and the turnover of individual systems to start-up and operating teams has begun so that the functional capabilities of each system can be tested. In total, more than forty separate systems will be evaluated over the remainder of 2008. Following the start-up phase, the project will move into a commissioning phase geared toward validating the implementation of our technology and process at scale, including the ability to produce ethanol within predefined performance criteria. This will include introducing enzymes and ethanologens into the process and running biomass through the system to produce ethanol. Subsequently, work to optimize the facility and make process improvements will commence as we seek to ensure reliable and cost-effective operation. The commissioning phase is anticipated to continue through the end of this year.

During 2007 and the six months ended June 30, 2008, Celunol and Verenium spent in excess of $100 million on further modifications and improvements to our pilot facility and constructing our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. We estimate that the total additional capital and operating expenditures required to complete these projects will be in the range of $4 million to $5 million through mechanical completion, start-up and commissioning of our demonstration facility for the remainder of 2008. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. During 2007 and early 2008, we have incurred costs in excess of our projected expenditures for the improvements to our pilot plant and construction of our demonstration plant. We may continue to experience such cost overruns during 2008.

Our financing activities generated net cash of $42.8 million for the six months ended June 30, 2008, consisting primarily of net proceeds from our 2008 Notes offering in February 2008.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2008, excluding our Convertible Notes principal and interest payments shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Long-term equipment loans, including capital leases	$2,461	$2,045	$416	$—	$—
Operating leases (1)	43,856	5,634	10,428	10,976	16,818
Manufacturing costs to Fermic (2)	37,322	13,611	23,711	—
Purchase commitment (3)	746	597	149	—	—
License and research agreements	1,594	754	290	290	260

Total Contractual Obligations	$85,979	$22,641	$34,994	$11,266	$17,078

1	Operating lease obligations are shown net of $6.9 million in sublease rental income that we expect to receive through February 28, 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of June 30, 2008, under this agreement we have made minimum commitments to Fermic of approximately $26.3 million, over the next three years.

3	In August 2006, Celunol Corp. entered into a commitment to purchase a piece of equipment for the demonstration plant in the amount of $2.2 million, of which $0.5 million was paid upon signing the agreement and an additional $0.5 million upon shipment which occurred in September 2007. The remaining balance of $1.3 million is to be paid ratably over the 24 month period beginning October 2007 and is included in liabilities on our condensed consolidated balance sheets as of June 30, 2008.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of June 30, 2008, under this agreement we have made minimum commitments to Fermic of approximately $26.3 million, over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products. Through June 30, 2008, we had incurred costs of approximately $17.5 million for equipment related to this agreement.

For the remainder of 2008, we anticipate funding as much as $1.4 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

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

Bank Debt

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (5.00% at June 30, 2008) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

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

At June 30, 2008, there was approximately $1.6 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $10 million under the Letter of Credit Sublimit, as required under our facilities leases. As of May 2008, as further discussed below we have been required to cash secure the letter of credit with the Bank.

As of June 30, 2008, we were in compliance with all debt covenants under our various financing agreements.

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

As of June 30, 2008, we had a letter of credit in place pursuant to this agreement for approximately $10 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing Bank Agreement as described above. We are required by the Bank to secure this obligation with cash, which is reflected as restricted cash on our condensed consolidated balance sheet as of June 30, 2008.

Off-Balance Sheet Arrangements

Except as described above, we do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of June 30, 2008.

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

As of June 30, 2008, we had $106.1 million of goodwill, attributed entirely to one reporting unit, our Biofuels operating segment. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Pursuant to SFAS No. 142, we are required to perform a formal impairment review of our goodwill balance on at least an annual basis. We perform this review on October 1st of each year. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

During the second quarter of 2008, we initiated an evaluation to determine if current company-specific or market conditions would give rise to potential impairment of our goodwill carrying value as of June 30, 2008, including, but not limited to, the following:

•	the significant decline in the market value of our invested capital, including the market value of common stock and convertible debt;

•	sustained operating losses and demonstration plant cost overages; and

•	significant cash shortfalls and working capital deficiencies.

We concluded that, given the authoritative guidance as set forth by SFAS No. 142, and additional qualitative considerations, while there appear to be some potential indicators of impairment as of June 30, 2008, such potential indicators are reflective of temporary conditions, based upon the following considerations:

•	a substantial increase in venture funding in the biofuels industry, further supporting the overall financial support for our industry;

•	recent legislation enacted at the federal, state and local levels in support of the biofuels industry;

•

our recently-announced transaction with BP for funding of approximately $90 million, which is expected to substantially fund our capital requirements into 2009. We believe this funding will enable us to start-up, commission, and complete our demonstration plant, validate our cellulosic ethanol process technology in the demonstration plant, and validate process economics for commercial-scale cellulosic ethanol production. We also believe that this transaction will have a positive impact on the market value of our stock and convertible debt, such that it will recover to levels that will support the carrying value of the assets attributed to our biofuels segment, including goodwill.

We will continue to assess the carrying value of our goodwill on a periodic basis, particularly in light of our ability to obtain the necessary financing to support the continued development and commercialization of our cellulosic ethanol process technology. Sustained decline in the market value of our invested capital and/or insufficient cash in future periods could give rise to impairment due to our compromised ability to support further development and realization of the underlying value of our technology, and could result in a future impairment charge.

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

We adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of June 30, 2008 we have not yet completed our analysis of our deferred tax assets for net operating losses of $91.9 million and research and development credits of $2.7 million generated in years prior to 2007 and net operating losses of $27.6 million and research and development credits of $0.2 generated in 2007. As such, we have removed these amounts and the offsetting valuation allowance has been removed from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2007, we had $36.9 million in gross deferred tax assets, excluding any estimated deferred tax assets related to our net operating losses and research and development credits. Our deferred tax assets at December 31, 2007 were fully offset by a valuation allowance.

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

As of June 30, 2008, we had outstanding debt obligations at face value of $170.6 million, including $101.5 million of 5.5% convertible senior notes and $68.6 million of 8% convertible senior notes. As of June 30, 2008, the fair value of our 5.5% convertible senior notes was approximately $39.6 million and the fair value of our 8% convertible senior notes was approximately $51.5 million

Foreign Currency Exposure

We engage third parties, including Fermic, our contract manufacturing partner in Mexico City, to provide various services. From time to time certain of these services result in obligations that are denominated in other than U.S. dollars. Foreign currency risk is minimized because the amount of such obligations is not material.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective as a result of the remediation of the material weakness in our internal control over financial reporting identified for our year ended December 31, 2007 as described below.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and due to the remediation of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008.

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

As a result of the material weakness in our internal control over financial reporting, during the first quarter of 2008 we implemented the changes described below relating to inadequate management oversight of the financial close process and insufficient qualified personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes have improved the effectiveness of our internal control over financial reporting. We began implementing these changes during the first quarter of fiscal 2008 and management believes we have remediated the aforementioned material weakness as of June 30, 2008 by implementing the following:

•	Hired additional temporary and permanent accounting and finance personnel, including key leadership roles which include the following:

•	Corporate Controller (full-time employee beginning January 7, 2008);

•	Accounting Manager (full-time employee beginning April 7, 2008);

•	Accounts Payable Specialist (full-time employee beginning March 24, 2008); and

•	General Ledger Accountant (temporary employee beginning March 28, 2008).

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management continues to improve the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting and intends to continue to implement improvements in its internal control over financial reporting and hire additional finance and accounting personnel as necessary to prevent or detect deficiencies, and to timely address any deficiencies that we may identify in the future.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. The focus case defendants had until June 13, 2008 in which to answer the complaints.

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

*We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $39.7 million for the six months ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of approximately $476.8 million. Through June 20, 2007, the date of the closing of our merger with Celunol Corp., our losses were attributable to our specialty enzymes business. We expect to continue to incur additional losses for the foreseeable future in our specialty enzymes business as we continue to develop specialty enzyme products, and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. Beginning with the closing of our merger with Celunol Corp. on June 20, 2007, we began to incur additional losses as we pursue our vertical integration strategy within biofuels.

To date, a significant portion of our revenue has been derived from collaborations and grants related to our specialty enzymes business, and we expect that a significant portion of our revenue for 2008 will result from the same sources. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, successfully achieve development, commercialization and other milestones under these collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. As product revenue increases, we expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, we expect other selling, general and administrative expenses to increase based on broadening our infrastructure to support continued growth in the business. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

*We continue to experience losses from operations, and we may not be able to fund our operations and continue as a going concern.

We incurred net losses of $39.7 for the six months ended June 30, 2008 and $89.7 million, $39.3 million, and $107.6 million for the years ended December 31, 2005, 2006 and 2007, and have an accumulated deficit of $476.8 million as of June 30, 2008. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital, this raised substantial doubt about our ability to continue as a going concern. While we believe that the cash we expect to generate from our recently-announced transaction with BP will substantially fund our working capital requirements into 2009, we will require additional capital to fund our operations.

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

We will require additional capital to fund our operations. We believe that we will be successful in generating additional cash through to fund these requirements through a combination of additional corporate partnerships and collaborations, federal and state grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures.

If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

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

*We may not have adequate funds to pay interest on our 2007 Notes or to purchase the 2007 Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. Currently, $101.5 million of the 2007 Notes remains outstanding. The 2007 Notes also require us to pay interest at the rate of 5.5% per year in cash. If a “fundamental change”, which is defined in the indenture related to the 2007 Notes, occurs, holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or to purchase or repurchase the 2007 Notes when required, we will be in default under the indenture for the 2007 Notes, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time.

*We may not have adequate funds to pay interest or “make-whole” payments on our 2008 Notes or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement at $71 million of 2008 Notes and warrants to purchase our common stock. Currently, approximately $59 million of the 2008 Notes remains outstanding.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion. While the 2008 Notes provide that we may, subject to the satisfaction of certain conditions, including that an effective resale registration statement for the applicable shares be on file with the Securities and Exchange Commission, pay interest or “make-whole” amounts with shares of our common stock, the registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and our ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is accordingly limited.

The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events. We may not have sufficient funds to pay the interest, “make-whole” payments or redemption amounts of the 2008 Notes when due. For example, were many holders of our 2008 Notes to convert their 2008 Notes, our cash resources at that time could be insufficient to make the required “make-whole” payments. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. If we fail to pay interest or “make-whole” payments on the 2008 Notes or to purchase or repurchase the 2008 Notes when required, we will be in default under the 2008 Notes, which would also cause an event of default under the 2007 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time.

*Conversion of the 2007 Notes, 2008 Notes, and exercise of related warrants and issuance of shares of common stock in payment of interest on the 2008 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes, 2008 Notes and related warrants, respectively, and the issuance of shares of common stock in payment of interest on the 2008 Notes, could significantly dilute the ownership interests of existing stockholders. The conversion rate of the 2007 Notes recently increased to 156.25 shares per $1,000 principal amount from 122.5490 shares per $1,000 principal amount, based on a re-set provision contained in the terms of the 2007 Notes. In addition, the conversion price of the 2008 Notes is subject to full ratchet anti-dilution protection and a reset provision, whereby, if the volume weighted average price of our common stock during the 7 trading days prior to the one-year anniversary of the issuance of the notes is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time, and the related warrants are subject to weighted-average anti-dilution protection. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

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

*Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of June 30, 2008, which includes our 2007 Notes, the 2008 Notes and debt under our secured credit facility with Comerica Bank, was approximately $172.4 million and represented approximately 66% of our total capitalization as of that date.

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

*We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing cellulosic ethanol and /or our specialty enzyme products, and achieving or sustaining profitability.

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements relating with BP, Syngenta AG, BASF, Bayer Animal Health, Bunge Oils, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, and Xoma. For the six months ended June 30, 2008, approximately 15% of our revenue was from Syngenta. While we expect our product revenue to continue to account for a greater proportion of our total revenue, we expect that a significant portion of our 2008 revenue in our specialty enzymes business will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently fund the development and commercialization of cellulosic ethanol, or all of the potential specialty enzyme products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize specialty enzyme products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered specialty enzyme products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We develop technologies or products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of June 30, 2008, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

As of June 30, 2008, we believe that we have remediated a material weakness in internal control over financial reporting that we identified as of December 31, 2007. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

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

As of June 30, 2008, we believe we have remediated the material weakness as described above. Although we have made and are continuing to make improvements in our internal controls, if we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

We are currently focused on the pilot-scale research and development of such processes in our pilot facility in Jennings, Louisiana, as well as the start-up, commissioning and completion of our demonstration-scale facility located at the same site that is intended to demonstrate the economics of cellulosic ethanol production using our proprietary processes. We have limited experience with sourcing cellulosic feedstocks and distilling ethanol produced from biomass, and we have no experience storing and/or distributing significant volumes of ethanol produced from biomass sources. To date, we have focused the majority of our research and development efforts on producing ethanol from corn stover, sugarcane bagasse, and wood. The technological and logistical challenges associated with each one of these processes are extraordinary, and we may not be able to resolve such difficulties in a timely or cost effective fashion, or at all. Even if we are successful in developing an economical commercial-scale process for converting a particular cellulosic biomass to cellulosic ethanol, we may not be able to adapt such process to other biomass raw materials.

While we have a pilot-scale cellulosic ethanol facility and have begun the start-up and commissioning phases of our demonstration-scale cellulosic ethanol facility to demonstrate the economics of cellulosic ethanol production using our proprietary processes, we have yet to begin construction of a large-scale commercial cellulosic ethanol facility. While we have estimated the construction and operating costs for our initial large-scale commercial cellulosic ethanol facilities, these assumptions may prove to be incorrect. Accordingly, we cannot be sure that we can manufacture cellulosic ethanol in an economical manner at large scale. If we fail to commence large-scale production in a timely manner or to develop large-scale manufacturing capacity and experience, or fail to manufacture cellulosic ethanol economically on a commercial scale or in commercial volumes, our commercialization of cellulosic ethanol and our business, financial condition, and results of operations will be materially adversely affected.

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

We expect to derive a significant portion of our revenue from the commercialization of our proprietary technology for producing fuel-grade cellulosic ethanol by developing, either alone or with partners, cellulosic ethanol production plants and by licensing our proprietary technology. In order to develop a viable cellulosic ethanol business, we will need to:

•	successfully start-up, commission and complete our demonstration facility;

•	successfully design, finance and construct commercial-scale cellulosic ethanol facilities; and

•

prove that we can operate commercial-scale ethanol facilities at costs that are competitive with grain-based ethanol facilities, other cellulosic ethanol technologies that may be developed and other alternative fuel technologies that may be developed.

Currently, there are no commercial-scale cellulosic ethanol production plants in operation in the United States, and we have no previous experience developing, constructing or operating commercial-scale cellulosic ethanol production plants. We are in the start-up and commissioning phases of our first demonstration-scale cellulosic ethanol facility. There can be no assurance that we will be able to develop and operate cellulosic ethanol production plants on a commercial scale, that we will be able to successfully license our technology to third parties, or that any cellulosic ethanol facilities developed by us or our licensees will be profitable.

*We are dependent on BP under our recently announced strategic partnership in cellulosic ethanol, and our failure to successfully develop our cellulosic ethanol processes and technology would adversely affect our ability to achieve the benefits under that strategic partnership, and could prevent us from successfully developing and commercializing cellulosic ethanol and achieving or sustaining profitability.

We recently announced the creation of a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol, or the Field. The partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world.

        Substantially all of our efforts in our biofuels business over the near term will be focused upon the joint development program with BP. We have agreed with BP that for a limited period, we will not use our existing technology in any other technology development program in the Field, with limited exceptions. The limited period may be extended if our joint development program with BP is extended. We are responsible for performance of substantially all of the activities under the joint development program. If we are not successful in achieving the objectives of the joint development program, BP may terminate the joint development program, and we will no longer be entitled to receive any payments from BP for performance of the joint development program, which would have a material adverse impact on our business, financial condition, and results of operations. The technology in the Field that we develop in the course of the joint development program will be owned by Galaxy Biofuels LLC, a special purpose entity which is equally owned by BP and us. We will only have access to the technology owned by Galaxy Biofuels through any license that Galaxy Biofuels grants to us. In addition, the license to our existing technology that we granted to Galaxy Biofuels in the Field will continue in effect on a non-exclusive basis even if the joint development program terminates, unless the termination is caused by BP’s failure to make payments to us when due. If BP terminates the joint development program, we may not be successful in entering into an agreement with another strategic partner or otherwise economically exploiting our technology in the Field, and the continuing rights of Galaxy Biofuels to exploit our existing technology and technology developed during the joint development program may adversely affect our ability to do so.

*If we are unable to agree on the terms of a joint venture company with BP, or unable to co-develop commercial plant production projects with BP, we may not achieve the anticipated benefits of our relationship with BP.

We expect to negotiate with BP a second phase focused on the development of a joint venture to accelerate and facilitate the commercial deployment of the technologies into commercial-scale cellulosic ethanol production facilities. While the primary focus of the joint venture will be to encourage the use of the technology package developed by the joint development program in facilities that are jointly-owned by BP and Verenium in the United States, the technology and the technology package will also be licensable to us and to BP separately, as well as to third-party commercial projects in the United States and elsewhere. We intend to negotiate and finalize this second phase of our relationship with BP, including incremental financial terms for co-funding the joint venture, by early 2009. If we are unsuccessful in forming the joint venture company, or are unable to fund our portion of commercial plant facilities projects, we may not achieve the anticipated benefits of our relationship with BP, which could have a material adverse impact on our business, financial condition, and results of operations.

*If we are unable to perform our obligations under our joint development program with BP, including funding our portion of its costs, we may lose certain voting rights in the management of Galaxy Biofuels, the special purpose entity formed to exploit the technology developed through our relationship with BP, and the anticipated economic benefits resulting from the joint development program may be delayed or may not occur.

We are co-funding our joint development program with BP and have an equal vote with BP in decisions regarding the management of Galaxy Biofuels, including decisions regarding future funding, the commercial use of the technology package that we anticipate will result from the joint development program and the timing of monetary distributions to the owners of Galaxy Biofuels. However, if we are unable to fund our portion of the joint development program costs, or are unable to fulfil certain of our other obligations under the joint development program, we may lose our ability to participate in certain aspects of the decision-making process, including decisions about how and when funding occurs. If we are unable to fulfil our funding commitments, BP may chose to fund our portion of the joint development program and to receive its contributions back before we receive any additional distributions from license fees, royalties or other revenue, which could result in the delay of distributions to us or in our receiving no distributions. A delay or failure to receive distributions could have a material adverse impact on our future revenues and could have a material adverse impact on our business, financial condition and results of operations.

*We may be required to write down the value of our goodwill.

As of June 30, 2008, we have recorded $106.1 million of goodwill resulting from our merger with Celunol. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. The plans and estimates used to value these assets may be incorrect. If our actual results are worse than the plans and estimates we used to assess the recoverability of Celunol’s assets in connection with the merger, or our plans and estimates are otherwise incorrect, we could incur impairment charges relating to the goodwill resulting from our merger with Celunol, including up to the full $106.1 million of goodwill.

During the second quarter of 2008, we initiated an evaluation to determine if current company-specific or market conditions would give rise to potential impairment of our goodwill carrying value as of June 30, 2008. Based upon this analysis, we concluded that potential indicators we identified were reflective of temporary conditions. We will continue to assess the carrying value of our goodwill on a periodic basis, particularly in light of our ability to obtain the necessary financing to support the continued development and commercialization of our cellulosic ethanol process technology. Sustained decline in the market value of our invested capital and/or insufficient cash in future periods could give rise to impairment due to our compromised ability to support further development and realization of the underlying value of our technology, and could result in an impairment charge.

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

If we are unable to successfully operate our pilot cellulosic ethanol production facility or to successfully start-up, commission, complete and operate our demonstration-scale cellulosic ethanol production facility, we may be unable to proceed with the development of cellulosic facilities on a commercial-scale, which would have a material adverse effect on our business.

To date, we have not operated demonstration-scale cellulosic ethanol facilities or built or operated commercial-scale cellulosic ethanol facilities. The development of a portfolio of ethanol production facilities is dependent on the performance of our pilot facility, which we continue to upgrade, as well as our demonstration facility, which is now in the start-up and commissioning phases. The operation of our pilot facility and the start-up, commissioning and completion of our demonstration facility might be subject to significant interruption and delay in case of a major accident or damage from severe weather or other natural disasters, or due to supply shortages of necessary materials and services which we, along with other participants in the ethanol industry, have experienced. For these and other reasons, the operation of our pilot facility and the start-up, commissioning and completion of our demonstration facility may be subject to significant cost overruns from our budgeted amounts. If we are unable to fund these expenditures, our progress at the pilot facility and demonstration facility could be significantly delayed or curtailed until such financing is available. In addition, our demonstration facility, once operational, may not produce ethanol in sufficient quantities or the operating costs for the facility may be significantly higher than we have expected. If we are unable to produce ethanol in the demonstration facility at competitive variable and/or total costs, we may be unable to proceed with the development of commercial-scale facilities.

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

•

Joint Venture Partners. In addition to identifying sites for projects we develop on our own or with BP, we may seek to develop commercial facilities through other joint venture partners. We may not find suitable joint venture partners for construction of new facilities. As the market for cellulosic ethanol projects evolves, competition may increase for potential joint venture partners with favorable sites.

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

We will rely heavily on future strategic partners to support our biofuels business.

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

The production of ethanol also requires a significant amount of other raw materials and energy, primarily water, electricity and natural gas. We plan to utilize the lignin remaining after the pretreatment of cellulosic biomass as a source of energy to power our cellulosic ethanol production facilities, however we may not be successful in using lignin as a source of energy and, if so, we may have to use electricity and supplemental fuels such as natural gas. The prices of electricity and supplemental fuels such as natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and supplemental fuels that our facilities will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production.

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

Risks Specific to Our Specialty Enzymes Business

*We have relied, and will continue to rely, heavily on strategic partners to support our specialty enzymes business.

Historically, we have relied upon a number of collaborations, including those with Syngenta, Danisco, Bunge, Cargill, and BASF, to enhance and support our development and commercialization efforts for our specialty enzymes. An important component of our business plan is to enter into strategic partnerships:

•	to provide capital, equipment and facilities, including significant capital to develop and expand our enzyme manufacturing capabilities;

•	to provide funding for research and development programs, process development programs and commercialization activities for our specialty enzyme products; and

•	to support or provide sales, marketing and distribution services for our specialty enzyme products.

These arrangements with collaborative partners are, and will continue to be, critical to the success of our specialty enzymes business. We cannot guarantee that any collaborative relationship(s) will be entered into, or if entered into, will continue or be successful. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements would materially adversely affect our business and financial condition.

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

*We recently experienced inventory losses and decreased manufacturing yields related to contamination within our manufacturing process for Phyzyme, which negatively impacted our product gross margins.

During the first half of 2008, we experienced inventory losses and decreased manufacturing yields related to contamination within our Phyzyme manufacturing process. While we believe we have adequately resolved our contamination issues and have recovered a substantial portion of such losses from Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, our results of operations and financial condition would be adversely affected.

*If Danisco or its parent company, Genencor, assumes all or a part of our Phyzyme manufacturing, our gross product revenues will be adversely impacted and our product gross margins could decline.

We manufacture our enzyme products through a sole-source manufacturing facility in Mexico City, Fermic S.A., or Fermic. Pursuant to our manufacturing agreement with Fermic, we are contractually committed to bring additional manufacturing capacity on line during the fourth quarter of 2008, which will allow us to meet increasing demand for our enzyme products. However, due to current capacity constraints at Fermic, we may not be able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco, and we may be required to find an alternative supplier for Phyzyme during the second half of 2008. We are currently in discussions with Genencor, the parent company of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to current accounting rules, revenue from Phyzyme that is supplied to us by Genencor may be subject to accounting rules which could require us to recognize revenue equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize. While this revenue recognition treatment would have little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it would have a negative impact on the gross product revenue we recognize for Phyzyme.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Revenue and expenses in future periods may be greater or less than in the immediately preceding period or in the comparable period of the prior year. Some of the factors that could cause our operating results to fluctuate include:

•	commencement or termination of strategic alliances and collaborations;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	the ability and willingness of strategic partners and collaborators to commercialize, market, and sell royalty-bearing products or processes on expected timelines;

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and June 30, 2008, the closing market price of our common stock has ranged from a low of $1.78 to a high of $11.58. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $1.78 to $6.83. The closing market price of our common stock on June 30, 2008 was $1.93. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	interruption or delay in the start-up, commissioning and completion of our demonstration facility;

•	risks and uncertainties related to siting, permitting, construction, materials and equipment procurement, and other issues related to development of commercial-scale facilities;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	reductions in the price of gasoline or increases in the prices for biomass feedstocks;

•	future royalties from product sales, if any, by our collaborative partners;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize biofuels and cellulosic ethanol and other products;

•	significant accidents, damage from severe weather or other natural disasters affecting our pilot facility;

•	the loss of key employees;

•	our ability to access genetic material from diverse ecological environments and practice our technologies;

•	the introduction of technological innovations or alternative energy sources or other products by our competitors;

•	decreases in the market for ethanol, and cellulosic ethanol;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock or other capital-raising activities; and

•	period-to-period fluctuations in our financial results.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 67% of our outstanding common stock as of August 5, 2008. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, Syngenta and its affiliates controlled approximately 12.2% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of August 5, 2008, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 12.2% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2008 Annual Meeting of Stockholders on June 4, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions and broker non-votes with respect to each matter. All the proposals introduced at our 2008 Annual Meeting of Stockholders were approved by our stockholders.

a)	The stockholders elected the three nominees for the board of directors to hold office until the 2010 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Mr. Peter Johnson	49,904,921	490,002
Ms. Cheryl Wenzinger	50,056,661	338,262
Mr. Michael Zak	50,046,637	348,286

b)	The stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 170,000,000 to 250,000,000 shares.

Votes
For	Against	Abstain
49,585,354	772,146	37,418

There were no broker non-votes.

c)	The stockholders approved the issuance more than 12,549,677 shares of our common stock that may be issued under our 8% Senior Convertible Notes:

Votes
For	Against	Abstain
44,267,411	257,604	40,810

There were 5,829,098 broker non-votes.

d)	The stockholders approved the issuance of shares of our common stock in any amount upon the exercise and pursuant to the terms of warrants to purchase our common stock.

Votes
For	Against	Abstain
44,244,258	269,742	51,825

There were 5,829,098 broker non-votes.

e)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2008:

Votes
For	Against	Abstain
50,212,966	102,193	79,760

There were no broker non-votes.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.4	Amendment to Bylaws of Verenium Corporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, filed June 26, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company - filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Form of Warrant issued by the Company to Syngenta Participations AG - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.7†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

4.8	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

4.9	Reference is made to Exhibits 3.1, 3.2 and 3.5.

4.10	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.11	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.15	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.16	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.17	Form of Registration Rights Agreement – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.18	Form of Senior Convertible Note – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.19	Form of Warrant – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.20	Notice of Adjustment dated April 1, 2008, filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2008 and incorporated by reference herein.

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers - filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.

10.2	Upper Call Option Transaction – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.3	Lower Call Option Transaction – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - filed herewith.

†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: August 11, 2008	/s/ JOHN A. MCCARTHY, JR.
John A. McCarthy, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)