Form 10-Q
period 2008-09-30
VERENIUM CORP
filed 2008-11-10
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of November 3, 2008 was 67,483,852.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$19,011	$48,743
Short-term investments	3,082	9,234
Accounts receivable (net of allowance of $1,000 and $74 at September 30, 2008 and December 31, 2007, and including $2,000 and $2,218 from a related party at September 30, 2008 and December 31, 2007)	11,645	11,118
Inventories, net	2,314	5,904
Prepaid expenses and other current assets	4,043	1,408

Total current assets	40,095	76,407
Restricted cash	10,040	—
Property, plant and equipment, net	114,936	76,663
Goodwill	—	106,134
Derivative asset – convertible hedge transaction, net	237	—
Other assets	7,115	5,575

Total assets	$172,423	$264,779

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10,062	$16,412
Accrued expenses	15,390	14,812
Deferred revenue (including $3,626 and $4,142 from a related party at September 30, 2008 and December 31, 2007)	5,425	5,478
Accrued interest on convertible senior notes	3,999	1,649
Derivative liability – warrants	496	—
Convertible senior notes conversion rights, current portion	10,005	—
Equipment loans payable, current portion	1,521	2,712

Total current liabilities	46,898	41,063
Convertible senior notes, at carrying value, net of discounts (face amount of $160.6 million and $120 million at September 30, 2008 and December 31, 2007 )	128,964	120,000
Equipment loans payable, less current portion	216	1,160
Restructuring reserve, less current portion	4,883	5,496
Other long term liabilities	1,027	1,845

Total liabilities	181,988	169,564
Noncontrolling interest in Galaxy Biofuels LLC	19,500	—
Stockholders’ (deficit) equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock—$0.001 par value; 250,000 and 170,000 shares authorized, 67,384 and 63,092 shares issued and outstanding, at September 30, 2008 and December 31, 2007	67	63
Additional paid-in capital	580,922	532,173
Accumulated deficit	(610,044)	(437,071)
Accumulated other comprehensive (loss) gain	(10)	50

Total stockholders’ (deficit) equity	(29,065)	95,215

Total liabilities, noncontrolling interest and stockholders’ (deficit) equity	$172,423	$264,779

Note: The condensed consolidated balance sheet data at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Product (including related-party revenues of $16 and $871 for the three months ended September 30, 2008 and 2007; $668 and $2,480 for the nine months ended September 30, 2008 and 2007)	$12,377	$6,331	$36,953	$17,727
Collaborative (including related-party revenues of $1,971 and $2,653 for the three months ended September 30, 2008 and 2007; $6,515 and $7,233 for the nine months ended September 30, 2008 and 2007)	2,828	4,075	10,244	13,202
Grant	1,171	455	2,717	2,374

Total revenue	16,376	10,861	49,914	33,303

Operating expenses:
Cost of product revenue (including related-party costs of $0 and $918 for the three months ended September 30, 2008 and 2007; $189 and $2,554 for the nine months ended September 30, 2008 and 2007)	9,569	4,751	27,022	13,889
Research and development	15,267	14,723	45,048	37,509
Selling, general and administrative	13,720	11,269	32,468	24,520
Goodwill impairment charge	106,134	—	106,134	—
Acquired in-process research and development	—	—	—	42,400

Total operating expenses	144,690	30,743	210,672	118,318

Loss from operations	(128,314)	(19,882)	(160,758)	(85,015)
Other income (expense):
Interest expense, net (including non-cash accretion of debt discounts)	(9,500)	(611)	(14,898)	(996)
Loss on exchange of convertible notes	—	—	(3,599)	—
Gain (loss) on net change in fair value of derivative assets and liabilities	(428)	—	1,282	—
Loss attributed to noncontrolling interest in Galaxy Biofuels LLC	5,000	—	5,000	—

Net loss	$(133,242)	$(20,493)	$(172,973)	$(86,011)

Basic and diluted net loss per share	$(2.02)	$(0.34)	$(2.74)	$(1.64)

Weighted average shares used in computing basic and diluted net loss per share	65,889	60,483	63,164	52,334

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(172,973)	$(86,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charge	106,134	—
Acquired in-process research and development	—	42,400
Depreciation and amortization	6,921	6,439
Non-cash share-based compensation	9,430	8,390
Loss on exchange of convertible notes	3,599	—
Gain on net change in fair value of derivative assets and liabilities	(1,282)	—
Accretion of debt discount	9,366	—
Changes in operating assets and liabilities:
Accounts receivable	(527)	(312)
Inventory	3,590	(1,328)
Other assets	(850)	911
Accounts payable and accrued expenses	(3,670)	3,554
Restructuring reserve	(1,183)	(1,635)
Deferred revenue	(53)	(1,676)

Net cash used in operating activities	(41,498)	(29,268)

Investing activities:
Purchases of short-term investments	(131,877)	(228,781)
Sales and maturities of short-term investments	137,969	235,873
Purchases of property, plant and equipment, net	(45,194)	(20,445)
Cash acquired in merger with Celunol Corp., net of transaction costs	—	957
Restricted cash	(10,040)	—
Advances made to Celunol Corp.	—	(27,500)

Net cash used in investing activities	(49,142)	(39,896)

Financing activities:
Proceeds from issuance of convertible notes, net of issuance costs of $3,984 and $5,246 for the nine months ended September 30, 2008 and 2007	50,365	114,754
Net cash paid for convertible hedge transaction	(6,194)	—
Cash paid to settle “make-whole” obligations upon conversion of 2008 Notes	(2,066)	—
Principal payments on debt obligations	(2,135)	(4,194)
Proceeds from capital contributions in Galaxy Biofuels LLC	19,500	—
Proceeds from sale of common stock	1,438	1,795

Net cash provided by financing activities	60,908	112,355

Net (decrease) increase in cash and cash equivalents	(29,732)	43,191
Cash and cash equivalents at beginning of period	48,743	38,541

Cash and cash equivalents at end of period	$19,011	$81,732

Supplemental disclosure of cash flow information:
Interest paid	$4,926	$3,810

Supplemental disclosure of non-cash operating and financing activities:
Value of common shares issued in connection with the Celunol merger	$—	$142,900

Fair value of warrants and options issued in connection with the Celunol merger	$—	$4,110

Conversion of convertible senior notes to common stock	$11,917	$—

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

Recent Developments

As more fully described in Note 5, on August 6, 2008, the Company entered into a strategic partnership with BP Biofuels North America LLC, a member of the BP family of companies (“BP”) to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production of ethanol. During the initial 18-month phase of the joint development program the Company expects to receive $90 million in connection with the transaction, of which $24.5 million has been received as of September 30, 2008. In connection with this strategic partnership, we formed a special purpose entity, Galaxy Biofuels LLC.

As more fully described in Note 3, the Company recorded a goodwill impairment charge of $106.1 million during the quarter ended September 30, 2008, which represented the entirety of the Company’s goodwill balance.

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

Based on the Company’s 2008 operating plan, its working capital at December 31, 2007 was not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. These factors raised substantial doubt about the Company’s ability to continue as a going concern. As more fully described in Note 5, the Company completed a transaction with BP for funding of approximately $90 million, including an up-front payment of $24.5 million, which the Company expects to substantially fund its working capital requirements into 2009.

The Company has incurred net losses of $173.0 million for the nine months ended September 30, 2008 and $89.7 million, $39.3 million, and $107.6 million for the years ended December 31, 2005, 2006 and 2007, respectively, and has a net asset deficiency and stockholders’ deficit of $29.1 million and an accumulated deficit of $610.0 million as of September 30, 2008. The Company will require additional capital to fund its operations, and plans to address the expected shortfall of working capital through a combination of additional corporate partnerships and collaborations, federal and state grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives including but not limited to, a divesture of all or part of its business. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all. If the Company cannot obtain sufficient additional financing in the short-term, it may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

Reclassification

Certain reclassifications to prior period information have been made to conform to current presentation. For the three and nine months ended September 30, 2008, the Company recorded $1.0 million and $3.2 million, respectively, of expenses related to the administration of the Company’s patent portfolio and regulatory affairs in selling, general and administrative on the condensed consolidated statement of operations. Expenses related to the administration of the Company’s patent portfolio and regulatory affairs of $1.4 million and $3.7 million for the three and nine months ended September 30, 2007 were reclassified from research and development expenses to selling, general and administrative expenses to conform to current year presentation.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation (formerly Celunol Corp.), since its acquisition effective June 20, 2007, as well as Galaxy Biofuels LLC, a variable interest entity of which the Company is the primary beneficiary as defined by Financial Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities.” All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related footnotes. Actual results could differ from those estimates.

Derivative Financial Instruments

The Company’s 8% Senior Convertible notes (See Note 2) have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities“ (“SFAS 133”) and Emerging Issue Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in a Company’s own Stock“ (“EITF 00-19”).

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

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

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

As of September 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its available-for-sale investments and its derivative instruments related to its 2008 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008
	Balance at September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$15,362	$15,362	$—	$—
Short term investments (2)	$3,082	$3,082	$—	$—
Derivative liability – warrants (3)	$496	$—	$—	$496
Derivative liability – conversion rights (4)	$10,005	$—	$—	$10,005
Derivative asset, net – convertible hedge transaction (5)	$237	$—	$—	$237

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)	Included in short-term investments on the accompanying condensed consolidated balance sheet.

(3)	Represents warrants issued in conjunction with the Company’s 2008 Notes (See Note 2). Included in current liabilities on the accompanying condensed consolidated balance sheet.

(4)	Represents the conversion rights included in the Company’s 2008 Notes (See Note 2). Included in current liabilities on the accompanying condensed consolidated balance sheet.

(5)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (See Note 2). Included in non-current assets on the accompanying condensed consolidated balance sheet.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2008 to September 30, 2008 (in thousands):

	Derivative Liability- Warrants	Derivative Liability - Conversion Rights	Derivative Asset – Convertible Hedge Transaction
Balance at January 1, 2008	$—	$—	$—
Issuance of derivative instruments (1)	4,700	31,135	6,194
Adjustment to fair value included in earnings (2)	(4,204)	(3,035)	(5,957)
Adjustment for change in classification from liability to stockholders’ equity (3)	—	(14,678)	—
Other adjustments (4)	—	(3,417)	—

Balance at September 30, 2008	$496	$10,005	$237

(1)	Represents the derivative instruments related to the 2008 Notes offering in February 2008 (See Note 2).

(2)	The derivative warrants, conversion option and convertible hedge transaction are revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the nine months ended September 30, 2008, the net adjustment to fair value resulted in a gain of $1.3 million and is included in “gain on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statement of operations (See Note 2).

(3)	Represents the portion of the embedded conversion rights reclassified into stockholders’ equity following shareholder approval of issuance of shares under the 2008 Notes in excess of certain Nasdaq limits that required shareholder approval (the “Exchange Cap”) before shares in excess of such limits could be issued. The Company received such shareholder approval on June 4, 2008 (See Note 2).

(4)	Represents decrease in derivative liability related to conversion of $11.9 million in face value of the 2008 Notes (See Note 2).

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition“ and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

Under SAB No. 104, revenue is recognized when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2008, the Company had $5.4 million in deferred revenue, of which $4.8 million was related to funding from collaborative partners and $0.6 million was related to product sales.

Product Revenue

The Company recognizes product revenue at the time of shipment to the customer provided all other revenue recognition criteria have been met. The Company generates some of its product sales through third-party distribution agreements. If the distributor has a right of return, revenue is recognized in accordance with the provisions set forth in SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under SFAS No. 48, the Company recognizes product revenues upon shipment to distributors, provided that (i) the price is substantially fixed and determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

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

The Company recognizes up-front fees, exclusivity fees or other fees received to initiate research projects over the contractual term of the project or its estimated period of performance relating to the term of the contractual arrangements, whichever is longer. Occasionally, the Company may be required to estimate its period of performance when the agreements it enters into do not clearly define such information. Should different estimates prevail, revenue recognized could be materially different.

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

Variable Interest Entities

The Company has implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. Effective August 6, 2008, the Company has a joint investment with BP in a special purpose entity, Galaxy, that is deemed to be a VIE under FIN 46R, and subject to consolidation. The Company has also determined, pursuant to FIN 46R, that Verenium is the primary beneficiary of Galaxy. Because the Company is the primary beneficiary of Galaxy under FIN 46R, Galaxy is therefore subject to consolidation by the Company. BP’s capital contributions are recorded as a Noncontrolling interest in Galaxy Biofuels LLC on the Company’s condensed consolidated balance sheet. The Company consolidates the operating results of Galaxy, and records an adjustment to the Noncontrolling interest in Galaxy Biofuels LLC for BP’s share of Galaxy’s profits and/or losses.

Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had 0.3 million unvested restricted shares outstanding as of September 30, 2008. As of September 30, 2007, there were approximately and 0.9 million unvested restricted shares outstanding and 1.5 million shares held in escrow pursuant to the merger agreement with Celunol. The escrow shares were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligations of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto. On June 20, 2008, these shares were released to the former Celunol stockholders.

For purposes of the computation of net loss per share, the unvested restricted shares and the shares held in escrow are considered contingently returnable shares under SFAS No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share. The escrow shares were considered outstanding common shares on June 20, 2008, when all necessary conditions were met that no longer caused the escrow shares to be contingently returnable. The impact of these unvested shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding during the period	66,140	62,888	64,367	53,753
Less: Weighted average contingently returnable shares outstanding	(251)	(2,405)	(1,203)	(1,419)

Weighted average shares used in computing basic and diluted net loss per share	65,889	60,483	63,164	52,334

Net loss	$(133,242)	$(20,493)	$(172,973)	$(86,011)

Net loss per share, basic and diluted	$(2.02)	$(0.34)	$(2.74)	$(1.64)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	September 30, 2008	December 31, 2007
5.5% Convertible Senior Notes, issued in 2007	$101,500	$120,000
8% Senior Convertible Notes, issued in 2008 (principal face amount of $59.1 million)	37,965	—

Total carrying value	139,465	120,000
Less: Current portion (representing certain conversion right features and warrants being accounted for as derivative liabilities)	(10,501)	—

Carrying value, non current portion	$128,964	$120,000

2007 Convertible Notes Offering

In March 2007, the Company completed an offering of $100 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (“2007 Notes”) in a private placement, generating net cash proceeds to the Company of approximately $95.5 million. In April 2007, the initial purchasers exercised in full their over-allotment option to purchase an additional $20 million aggregate principal amount of 2007 Notes, generating additional net cash proceeds to the Company of approximately $19.3 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the Verenium common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the Company’s issuance of its 2008 Notes. As of September 30, 2008 the Company had $101.5 million in face value outstanding under the 2007 Notes.

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

2008 Convertible Notes Offering

On February 22, 2008, the Company completed a private placement of its 8% Senior Convertible notes due April 1, 2012 and warrants to purchase its common stock (“2008 Notes”). Concurrently with entering into the purchase agreement, the Company also entered into senior notes exchange agreements with certain existing noteholders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of common stock. Gross proceeds from new investment were approximately $54 million and net proceeds from new investment, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $44 million.

The 2008 Notes are convertible at the noteholder’s option on the date of their issuance. Their initial conversion price is equal to $4.09 per share. The conversion price is subject to full ratchet anti-dilution protection and a reset provision whereby, to the extent the volume weighted average price of the Company’s common stock during the seven trading days prior to the one-year anniversary of the issuance of the 2008 Notes is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115%

of the volume weighted average price of the common stock at that time. The 2008 Notes are subject to automatic conversion at the Company’s option if the Company’s closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date the Company provides notice of the automatic conversion to investors, the average daily trading volume of its stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met. In addition, the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to the satisfaction of certain conditions, shares of the Company’s common stock equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using an agreed-upon discount rate and, if applicable, valuing the shares of stock at a 5% discount to the stock price at the time of conversion. The registration statement filed by the Company with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with shares issuable upon exercise of the warrants and shares issuable for payment of interest under the 2008 Notes, only registers a limited number of conversion shares due to applicable Securities and Exchange Commission guidelines, and the Company’s ability to pay “make-whole” payments under the 2008 Notes using shares is accordingly limited to a payment amount equal to the value of such shares, valued as described in the preceding sentence.

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

Periodic interest payments on the 2008 Notes are approximately $1.2 million every three months, assuming an outstanding balance of $59.1 million, and are payable on January 1, April 1, July 1 and October 1, of each year. Subject to the satisfaction of certain conditions, interest payments on the 2008 Notes may be made, at the Company’s option, in shares of common stock, valued at a 5% discount to the stock price at the time of payment of the interest. The registration statement filed by the Company with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, only registers a limited number of interest shares due to applicable Securities and Exchange Commission guidelines, and the Company’s ability to pay interest under the 2008 Notes using shares is accordingly limited to an interest amount equal to the value of such shares, valued as described in the preceding sentence.

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

Allocation of Cash Proceeds to 2008 Notes and Valuation of Embedded Features

The Company has allocated the proceeds received from the 2008 Notes among the underlying debt instruments, conversion rights, and the detachable warrants, as follows (in thousands):

Fair value of conversion rights	$31,135
Fair value of warrants	4,700
Debt host instrument	35,165

Face Value of 2008 Notes	$71,000

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

The derivative liability arising from the conversion rights could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Furthermore, the amount of the “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument under EITF 00-19. Based upon this, the Company initially recorded the derivative liability related to the embedded conversion rights as current portion of convertible debt on its condensed consolidated balance sheet. On June 4, 2008, in connection with shareholder approval of shares in excess of the Exchange Cap, $14.7 million of the embedded conversion option value was reclassified into stockholders’ equity. The remaining derivative liability attributed to the conversion rights will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the embedded conversion rights was determined using a “lattice” valuation methodology.

The derivative liability attributed to the warrants could require cash settlement within one year from the balance sheet date since the warrants became exercisable in August 2008. Based upon this, the Company has reported the derivative liability related to the warrants as a current liability on its condensed consolidated balance sheet. The derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

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

Impact of Fair Value Remeasurements

The fair value of the conversion rights, warrants, and the Lower and Upper Calls are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity.

The fair value of the conversion rights, warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life and interest rates.

The following table sets forth the fair value re-measurements impacting all derivative assets and liabilities for the nine months ended September 30, 2008 (in thousands):

	Derivative Liability – Conversion Rights	Derivative Liability - Warrants	Derivative Asset – Convertible Hedge	Total Gain (Loss)
Fair value re-measurement at March 31, 2008	$460	$100	$(1,124)	$(564)
Fair value re-measurement at June 30, 2008	2,262	3,201	(3,189)	2,274
Fair value re-measurement at September 30, 2008	313	903	(1,644)	(428)

Total fair value re-measurement gain (loss)	$3,035	4,204	(5,957)	$1,282

Loss on Exchange of Notes

In connection with the issuance of the 2008 Notes, the Company exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments with substantially different terms is a debt extinguishment and requires the recognition of a gain or loss on exchange. The Company determined that the exchange qualified as a debt extinguishment under EITF No, 96-19, and recorded a loss on the exchange of $3.6 million, equal to the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and Warrants issued. In connection with the exchange, and pursuant to the EITF 96-19, the $16.7 million in face value 2008 Notes issued in the exchange was recorded at their derived fair value of approximately $21.4 million on the date of exchange. This resulted in a debt premium of approximately $4.8 million, of which $2.1 million is being amortized as an offset to interest expense using the effective interest method over the approximately 4–year term of the 2008 Notes, and $2.7 million was recorded as additional paid-in-capital.

The fair value of the 2008 Notes issued in the exchange was determined using a “lattice” model, consistent with the methodology used to derive the fair value of the embedded conversion rights.

Interest Expense on 2008 Notes

For the three and nine months ended September 30, 2008, the Company recorded interest expense related to the 2008 Notes of $9.8 million and $13.7 million, as follows (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
8% coupon interest, payable in cash	$1,301	$3,233
Non-cash accretion of debt discount, net of premium amortization	1,162	2,758
Non-cash amortization of debt issuance costs	229	546
Write-off of unamortized debt issuance costs and discounts related to converted notes	7,060	7,181

	$9,752	$13,718

The initial debt discount related to the embedded conversion rights, detachable warrants, and beneficial conversion feature and premium related to the fair value adjustment for exchanged notes total $41 million. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying condensed balance sheet. Debt issuance costs at inception totaled $4.0 million, and are reflected in other long term assets on the accompanying condensed balance sheet. The debt discounts and debt issuance costs are being amortized into interest expense over the term of the 2008 Notes, or approximately 4 years.

Conversion of 2008 Notes

As of September 30, 2008, six noteholders of the Company’s 2008 Notes had converted principal in the amount of $11.9 million into approximately 2.9 million shares of the Company’s common stock. The conversion price was equal to the initial conversion price of $4.09 per share. The Company also made make-whole payments to the noteholders in the amount of $3.4 million related to the unpaid interest from the time of the conversion through the maturity of the 2008 Notes, April 1, 2012, in accordance with the 2008 Notes agreement. The make-whole payments to three of the noteholders were paid in cash in the amount of $2.1 million while the remaining $1.3 million were settled, at the noteholders’ elections, with an aggregate of 0.7 million shares of the Company’s common stock in lieu of cash.

3. Goodwill

As a result of the merger with Celunol on June 20, 2007, the Company recorded $106.1 million of goodwill on its balance sheet, all of which was allocated to the Company’s biofuels reporting unit.

The Company recorded goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The Company used the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that the Company uses to manage its business and are based on available historical information and industry estimates and averages. These judgments can significantly affect the Company’s net operating results.

SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test, which the Company typically performs annually as of October 1st, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined primarily through a market-based approach, based upon the market value of the Company’s common stock and convertible debt.

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

The Company concluded that, given the authoritative guidance as set forth by SFAS No. 142, and additional qualitative considerations, while there appeared to be some potential indicators of impairment as of June 30, 2008, such potential indicators were reflective of temporary conditions, based upon the following considerations:

•	a substantial increase in venture funding in the biofuels industry, further supporting the overall financial support for the Company’s industry;

•	recent legislation enacted at the federal, state and local levels in support of the biofuels industry;

•

the Company’s strategic partnership with BP for funding of approximately $90 million, which is expected to substantially fund its working capital requirements into 2009. The Company believes this funding will enable it to start-up, commission and complete its demonstration plant, validate its cellulosic ethanol process technology in the demonstration plant, and validate process economics for commercial-scale cellulosic ethanol production. The Company also believed that this transaction would have a positive impact on the market value of its stock and convertible debt, such that it would have recovered to levels to support the carrying value of the assets attributed to its biofuels segment, including goodwill.

Subsequent to the second quarter of 2008, despite continued progress against its business plan to commercialize cellulosic ethanol, the Company continued to experience a decline in the market value of its stock and convertible debt. The Company believes this decline was due in large part to overall global economic and market conditions. During the third quarter of 2008, the Company’s average stock price declined an additional 28%, a major factor in the Company’s conclusion that indicators of impairment existed as of September 30, 2008.

Based upon the foregoing, the Company initiated a Step 1 and Step 2 analysis for impairment as prescribed by SFAS 142, with the assistance of a third party valuation firm. The first step of the two-step impairment test compares the fair value of the reporting unit to its carrying value to determine if an impairment indicator exists. If an impairment indicator exists, then the second step of the impairment test must be performed to determine the amount of impairment, if any.

Under the first step, in assessing the fair value of its biofuels reporting unit, the Company primarily considered the market approach under which the implied fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for the Company’s common stock, and the fair value of the Company’s convertible debt. The Company determined that the implied fair value of the biofuels reporting unit was less than the carrying value of the net assets of the reporting unit and that step two of the impairment test was required. Under the second step, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the biofuels reporting unit was the price paid to acquire the reporting unit. Under this analysis, the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill. As a result, the Company recognized a non-cash charge of $106.1 million in the third quarter of 2008, representing full impairment of the carrying value of its goodwill.

4. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a first-in, first-out (FIFO) basis. Inventory consists of the following (in thousands) as of:

	September 30, 2008	December 31, 2007
Raw materials	$609	$621
Work in progress	201	115
Finished goods	1,664	5,518

	2,474	6,254
Reserve	(160)	(350)

Net inventory	$2,314	$5,904

The Company reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf life of raw materials, demand for its enzyme products and historical write-offs. The Company recorded a reduction of $190,000 in the reserve during the third quarter of 2008 due to the disposal of previously reserved inventory.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method.

Property and equipment consist of the following (in thousands) as of:

	September 30, 2008	December 31, 2007
Laboratory, machinery and equipment	$53,190	$50,654
Computer equipment	12,922	12,177
Furniture and fixtures	5,805	5,549
Leasehold improvements	9,303	9,755
Land	1,580	1,580
Pilot facility	19,468	17,726
Assets to be placed in service:
Demonstration facility	86,321	45,913

Property and equipment, gross	188,589	143,354
Less: Accumulated depreciation and reserves	(73,653)	(66,691)

Property and equipment, net	$114,936	$76,663

Pursuant to SFAS No. 34, “Capitalization of Interest Cost,” the Company capitalizes interest on capital projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. The Company amortizes the capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets once the project is complete and ready for its intended use. Included in the costs of its demonstration facility as of September 30, 2008 and December 31, 2007 is $3.9 million and $0.7 in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility.

During the second quarter of 2008, the Company began the transition to the start-up phase of the demonstration facility in Jennings, Louisiana. During the start-up phase, the site is electronically energized and the functional capabilities of each system are tested. In total, more than forty separate systems will be evaluated to ensure that the equipment functions properly per the design and operates safely. Once start-up is complete, biomass can be processed through the system. Following the start-up phase, the demonstration facility will move into a commissioning phase, geared toward validating the implementation of the Company’s technology and process at scale, including the ability to produce ethanol within predefined performance criteria. This will include introducing enzymes and ethanologens into the process and running biomass through the system to produce ethanol. Once the commissioning phase is completed the demonstration facility will be placed in service and depreciation will begin. The Company expects to complete the commissioning phase in the first quarter of 2009.

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory, machinery and equipment	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 years
Pilot facility	10 years

Leasehold improvements are amortized using the shorter of the estimated useful life or remaining lease term.

Depreciation related to the pilot facility and demonstration facility assets begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and is being depreciated over a 10-year life. Subsequent modifications to the pilot facility which do not extend its useful life but meet the criteria for capitalization, are considered immediately placed in service when incurred, and depreciated over the remainder of the pilot facility’s useful life. The Company expects that its demonstration facility will be placed in service during the first quarter of 2009, and has not yet determined its useful life.

The Company reviews long-lived assets, including leasehold improvements, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Accrued liabilities

Accrued liabilities consist of the following (in thousands) as of:

	September 30, 2008	December 31, 2007
Employee compensation-related	$4,996	$8,078
Professional and outside services	4,470	2,456
Sales and use tax payable	2,071	1,572
Restructuring reserve, current portion	948	1,518
Other	2,905	1,188

Total accrued expenses	$15,390	$14,812

5. Strategic Partnership with BP Biofuels North America LLC

On August 1, 2008, the Company entered into a Joint Development and License Agreement (“JDA”) with BP focused on the development and commercialization of cellulosic ethanol technologies. As part of the transaction, Galaxy, a special purpose entity, equally owned by the Company and BP, was formed to serve as a technology repository which will house new intellectual property developed through collaboration between the two parties relating to cellulosic ethanol production. All intellectual property held by the parties prior to the formation of the JDA will be retained by each respective company; however, pursuant to the JDA, the Company granted to Galaxy a worldwide, royalty-free license and sublicense to Verenium’s existing background technology related to the production of cellulosic ethanol. Galaxy will serve as a licensing entity to enable all cellulosic ethanol production projects. Future profits and losses related to the licensing of these technologies will be shared equally by the Company and BP. The Company accounts for its investment in Galaxy pursuant to FIN 46R, and has determined that Galaxy is subject to consolidation by Verenium.

The financial terms of the JDA include a transaction fee of $45 million payable to the Company by BP on behalf of Galaxy, in exchange for broad access to the Company’s cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. The transaction fee is payable in three installments: $24.5 million within ten days of the August 1, 2008 closing; $6.5 million on January 2, 2009; and $14.0 million on July 1, 2009.

The joint development efforts within the cellulosic ethanol field will be directed by the JDA, the initial term of which is 18 months. Pursuant to the JDA, BP will pay the Company $45 million in non refundable joint development fees to co-fund the Company’s various scientific and technical initiations within the field. The joint development fees represent approximately 50% of the estimated costs of these initiatives through January 2010, and are payable as follows: $15 million to be paid on January 2, 2009, plus $2.5 million per month from February 2009 through and including January 2010.

The Company is responsible for performance of substantially all of the activities under the joint development program. If the Company is not successful in achieving the objectives of the joint development program, BP may terminate the joint development program, and the Company would no longer be entitled to receive any payments from BP for performance of the joint development program.

The transaction fees and joint development fees are accounted for as follows:

•	The license to technology granted by Verenium and ongoing joint development performed by Verenium are considered capital contributions to Galaxy;

•	Transaction fees and joint development fees paid by BP are considered capital contributions to Galaxy, which are subsequently distributed to Verenium as a reduction to Verenium’s capital account;

•	Ongoing joint development is considered a monthly expense of Galaxy.

As a result, the condensed consolidated financial statements include a line item called “Noncontrolling Interest in Galaxy Biofuels LLC.” On the condensed consolidated balance sheet, this line reflects BP’s ownership of Galaxy’s equity. This line item will be reduced by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to Verenium on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the condensed consolidated statement of operations as “Loss attributed to noncontrolling interest in Galaxy Biofuels LLC.” Galaxy has incurred approximately $10.0 million in losses through September 30, 2008, 50% of which has been allocated to BP. The Company anticipates Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

6. Segment Information and Concentration of Business Risk

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

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross profit and total operating expenses and capital expenditures. For the three and nine months ended September 30, 2008, the specialty enzymes segment comprised 100% of product revenue and cost of product revenue. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, intangible impairment charges and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets like cash, short-term investments and other assets that can be attributed to, or utilized by, both business segments, and goodwill. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

The results of operations for the nine months ended September 30, 2008 include nine months of combined operations resulting from the merger with Celunol on June 20, 2007. Since the merger closed near the end of the second quarter of 2007, results of operations for the nine months ended September 30, 2007 include the historical results of Diversa Corporation and the operating results of Celunol for the period June 21, 2007 through September 30, 2007, and are not reflective of the combined operations.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$12,377	$—	$12,377	$—	$6,331	$—	$6,331
Collaborative and grant revenue	420	3,579	—	3,999	—	4,530	—	4,530

Total revenues	$420	$15,956	$—	$16,376	$—	$10,861	$—	$10,861

Product gross profit	$—	$2,808	$—	$2,808	$—	$1,580	$—	$1,580

Operating expenses (excluding cost of goods sold)	$11,490	$9,120	$114,511	$135,121	$9,069	$8,634	$8,289	$25,992

Operating loss	$(11,070)	$(2,733)	$(114,511)	$(128,314)	$(9,069)	$(2,524)	$(8,289)	$(19,882)

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$36,953	$—	$36,953	$—	$17,727	$—	$17,727
Collaborative and grant revenue	844	12,117	—	12,961	—	15,576	—	15,576

Total revenues	$844	$49,070	$—	$49,914	$—	$33,303	$—	$33,303

Product gross profit	$—	$9,931	$—	$9,931	$—	$3,838	$—	$3,838

Operating expenses (excluding cost of goods sold)	$30,784	$25,979	$126,887	$183,650	$9,956	$35,090	$59,383	$104,429

Operating loss	$(29,940)	$(3,931)	$(126,887)	$(160,758)	$(9,956)	$(15,676)	$(59,383)	$(85,015)

Capital expenditures	$41,211	$2,082	$1,901	$45,194	$17,006	$1,893	$1,546	$20,445

Identifiable assets by operating segment are set forth below (in thousands):

	As of September 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant & equipment, net	$105,221	$4,996	$4,719	$114,936
Cash, short-term investments and other assets	1,300	24,856	31,331	57,487

Total identifiable assets	$106,521	$29,852	$36,050	$172,423

	As of December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant & equipment net	66,380	6,655	3,628	76,663
Cash, short-term investments and other assets	1,219	16,971	63,792	81,982

Total identifiable assets	$67,599	$23,626	$173,554	$264,779

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and/or collaboration partners as a percentage of total revenue for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Danisco Animal Nutrition	60%	33%	56%	33%
Syngenta	12%	32%	14%	29%

(a)	Revenue during the period was less than 10% of consolidated revenue.

Accounts receivable from these two customers comprised approximately 68% of accounts receivable at September 30, 2008 and 48% at December 31, 2007.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
North America	$4,583	$3,461	$14,223	$11,771
South America	3,035	277	10,775	727
Europe	8,380	7,123	23,905	20,805
Asia	378	—	1,011	—

	$16,376	$10,861	$49,914	$33,303

For the nine months ended September 30, 2008 and 2007, 83% of the Company’s product revenue has come from one focus area, animal nutrition and health.

7. Equity Incentive Plans and Share-based Compensation

Share-Based Compensation

The Company recognized share-based compensation expense of $3.2 million and $5.1 million during the three months ended September 30, 2008 and 2007, and $9.4 million and $8.4 million during the nine months ended September 30, 2008 and 2007. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$1,019	$1,385	$3,491	$2,403
Selling, general and administrative	2,228	3,680	5,939	5,987

	$3,247	$5,065	$9,430	$8,390

As of September 30, 2008, there was $11.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the equity incentive plans, including the impact of options and restricted shares assumed in the merger. This expense is expected to be recognized over a weighted-average period of 2 years as follows (in thousands):

Fiscal Year 2008 (October 1, 2008 to December 31, 2008)	$1,759
Fiscal Year 2009	4,723
Fiscal Year 2010	2,507
Fiscal Year 2011	1,475
Fiscal Year 2012	540
Thereafter	667

$11,671

Equity Incentive Awards Activity

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	7,714	$8.30
Granted	2,667	$2.86
Exercised	(37)	$0.08
Cancelled	(636)	$11.21

Outstanding at September 30, 2008	9,708	$6.65	$325

Exercisable at September 30, 2008	3,671	$9.57	$157

The grant date fair value of options granted during the nine months ended September 30, 2008 was $1.66 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $84,000, or $2.26 per share.

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2008	751	$7.29
Granted	—	$—
Vested	(474)	$7.58
Forfeited and cancelled	(26)	$7.12

Non-vested awards outstanding at September 30, 2008	251	$6.76

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

In connection with the issuance of the 2008 Notes, the Company issued to the noteholders warrants to purchase 7,987,626 shares of common stock at $4.44 per share that are exercisable for five years starting August 27, 2008. Additionally, the Company entered into a convertible hedge transaction (see Note 2), whereby the Company issued warrants to purchase 13,288,509 shares of common stock at $5.16 per share. The warrants are exercisable on three dates staggered in six month intervals beginning on October 1, 2013.

Common Stock Reserved for Future Issuance

At September 30, 2008, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Employee Stock Purchase Plan	1,147
Equity Incentive Plans	3,057
Warrants (including shares issuable under the Upper Call transaction)	22,917
5.5% Convertible Senior Notes	15,859
8.0% Senior Convertible Notes	14,446

57,426

8. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through September 30, 2008 (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Other Costs	Total
Balance at January 1, 2006	$—	$—	$—	$—
Accrued and expensed	8,356	2,607	60	11,023
Charged against accrual	(1,563)	(2,607)	(60)	(4,230)
Adjustments and revisions	1,003	—	—	1,003

Balance at December 31, 2006	$7,796	$—	$—	$7,796
Charged against accrual	(2,263)	—	—	(2,263)
Adjustments and revisions	1,481	—	—	1,481

Balance at December 31, 2007	$7,014	$—	$—	$7,014
Charged against accrual	(1,258)	—	—	(1,258)
Adjustments and revisions	75	—	—	75

Balance at September 30, 2008	$5,831	$—	$—	$5,831

During the first quarter of 2006, the Company completed the employee termination activities under this restructuring. The facility consolidation costs are based on estimates, representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016. Pursuant to SFAS No. 146, the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments.

For the three and nine months ended September 30, 2008 and 2007, the adjustments and revisions related to restructuring activities were immaterial, and are included in selling, general and administrative expenses.

9. Related-Party Transactions

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

The Company recognized revenue from Syngenta and its affiliates of $2.0 million and $3.5 million for the three months September 30, 2008 and 2007 and $7.2 million and $9.7 million for the nine months ended September 30, 2008 and 2007. Accounts receivable due from Syngenta were $2.0 million and $2.2 million, and deferred revenue associated with Syngenta was $3.6 million and $4.1 million, at September 30, 2008 and December 31, 2007.

Under the terms of the 10-year agreement, there is a two-year guaranteed funding period totaling $16 million through 2008 The Company does not anticipate that it will continue to receive significant funding from Syngenta under this agreement beyond the initial guaranteed funding period, which expires December 31, 2008

In February 2008, AB Enzymes and AB Vista (collectively, “AB”), both subsidiaries of Associated British Foods plc, announced the acquisition of Syngenta’s Quantum Phytase feed enzyme business. Prior to this transaction, the Company supplied Quantum Phytase to Syngenta pursuant to a manufacturing and supply agreement. The Company does not expect to continue to manufacture and supply the Quantum enzyme to AB, as it has been unable to reach a manufacturing and supply agreement with AB on commercially agreeable terms.

BP

The Company recently entered into a strategic partnership with BP, pursuant to which the two parties formed a special purpose entity, Galaxy Biofuels LLC. The Company consolidates the results of Galaxy, and reflects BP’s interest as a noncontrolling interest in the consolidated financial statements. Because BP exercises significant influence over the operations of Galaxy, BP is considered an affiliate, pursuant to SFAS No. 57, “Related Party Disclosures.” Refer to Note 5 for further description of the Company’s partnership with BP.

10. Commitments

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

As of September 30, 2008, the Company had a letter of credit in place pursuant to this agreement for approximately $10 million, representing the $100,000 minimum and approximately 24 months’ current rent.

The letter of credit is issued under an existing bank agreement. The Company is required under its bank agreement to secure this obligation with cash, which is reflected as restricted cash on its condensed consolidated balance sheet as of September 30, 2008.

11. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990’s (the IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certificate motion.

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

12. Impact of Recently Issued Accounting Standards

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. We are currently evaluating what the impact of adopting SFAS No. 160 will have on our consolidated financial statements.

Accounting for Convertible Debt Instruments

In May 2008, FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP No. APB 14-1”). This statement states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separate the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will require that the value assigned to the debt component be equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. This opinion is effective for fiscal years beginning on or after December 15, 2008, which will be effective for our fiscal year 2009, and must be applied retrospectively to all periods presented. We are currently evaluating what the impact of adopting FSP No. APB 14-1 will have on our consolidated financial statements.

In June 2008, the EITF issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2009. Early adoption for an existing instrument is not permitted. We are currently evaluating what the impact of adopting EITF 07-05 will have on our consolidated financial statements.

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

The results of operations for the nine months ended September 30, 2008 include nine months of combined operations resulting from the merger with Celunol on June 20, 2007. Since the merger closed near the end of the second quarter of 2007, results of operations for the nine months ended September 30, 2007 include the historical results of Diversa Corporation and Celunol for the period June 21, 2007 through September 30, 2007, and are not reflective of the combined operations.

Forward-looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our anticipated use of proceeds from our recent financing activities;

•	the length of time that we will be able to fund our operations with existing cash;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the expected benefits of our strategic partnership with BP, and our ability to negotiate and finalize the second phase of our partnership;

•	our ability to continue as a going concern;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effect on our business and financial results of governmental regulation and programs;

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

•	the start-up, commissioning and completion of our demonstration-scale facility and the continued development of our pilot facility;

•	the financing, development and construction of commercial-scale cellulosic ethanol facilities;

•	our ability to use multiple feedstocks to produce cellulosic ethanol

•	our expectations regarding funding amounts from the U.S. Department of Energy; and

•	the implied value of our biofuels business model.

Forward-looking statements applicable to our specialty enzymes business include statements related to:

•	our ability to increase our product revenue and improve product gross margins; and

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of the products in our specialty enzymes business.

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, including our strategic partnership with BP, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, the timing of conversion of the 2008 Notes, if any, and our ability to make any required “make-whole” payments due upon such conversion in cash at that time, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

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

For the nine months ended September 30, 2008, total revenues increased 51% compared to the nine months ended September 30, 2007. The increase in revenue was primarily attributed to more than doubling our product revenue to $37 million for the nine months ended September 30, 2008 from $17.7 million in the prior year comparable period, partially offset by a 17% decrease in grant and collaborative revenue from $15.6 million to $13 million for the nine months ended September 30, 2008. As part of our strategic reorganization in January 2006, we began to de-emphasize grant revenue and certain collaborations that were not strategic to our current market focus in favor of greater emphasis on sales of products. As a result, we expect that our product revenue will grow as a percentage of our total revenue in the future. Our strategic partners, including our recent partnership with BP, have provided us with more than $300 million in funding since inception and are committed to additional funding of more than $75 million through 2016, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2008, we had $5.4 million in deferred revenue, of which $4.8 million was related to funding from collaborative partners and $0.6 million was related to product sales.

We have incurred net losses since our inception. As of September 30, 2008, we had a net asset deficiency and stockholders’ deficit of $29.1 million and an accumulated deficit of $610 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of:

•

anticipated additional investments to implement our biofuels commercialization strategy, including capital expenditures related to enhancements to our cellulosic ethanol pilot facility and start-up; commissioning and completion of our demonstration facility; and capital or operating costs we may incur for land acquisition, feedstock development, and design and engineering for our first commercial plants;

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

Recent Developments

Strategic partnership with BP Biofuels North America LLC

On August 5, 2008, we entered into a strategic partnership with BP Biofuels North America LLC, a member of the BP family of companies, or BP, to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol. The partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. During the initial 18-month phase of the joint development program, we will receive $90 million in connection with our participation.

In connection with starting the joint development program, we formed Galaxy, a special purpose entity, which is equally owned by BP and us. Galaxy will have access to certain intellectual property rights held by the parties prior to entering the Joint Development and License Agreement, all of which will continue to be owned by the respective contributing company. Galaxy will own new intellectual property relating to cellulosic ethanol production developed through the joint development program and will be responsible for administering the licensing of the technology package resulting from the joint development program.

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

The financial terms of this phase of the strategic partnership include:

•

$45 million, payable in three installments, for broad access to the Company’s cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. At closing, we received a cash payment of $24.5 million, and will receive additional cash payments of $6.5 million on January 2, 2009 and $14.0 million on July 1, 2009.

•

$15 million payable on January 2, 2009 and an additional $2.5 million per month beginning February 2009 through and including January 2010 to co-fund our various scientific and technical initiatives within the cellulosic ethanol field.

We expect to negotiate and finalize this second phase of our relationship with BP, including incremental financial terms for co-funding the joint venture, by early 2009.

U.S. Department of Energy (DOE) Grant

In July 2008, we were awarded a grant from the DOE under a $40 million program to support the development of small-scale cellulosic ethanol biorefinery plants. We are currently in negotiations with DOE to determine the amount of the award, and expect that the award will total $10 million, payable over a 15 month period.

Goodwill Impairment

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we are required to assess goodwill for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test, which we typically perform annually as of October 1, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Attributed in part to recent overall global economic and market conditions, we determined that the market value of our common stock and convertible debt was not adequate at September 30, 2008 to support the carrying value of our goodwill resulting from the June 2007 merger between Diversa and Celunol. As a result, we recorded a non-cash charge of $106.1 million during the quarter ended September 30, 2008, representing full impairment of the carrying value of our goodwill. We believe that this impairment is reflective primarily of current market conditions, and is not indicative of a change in our business or implied value of our underlying biofuels business model aimed toward the commercialization of cellulosic ethanol.

Results of Operations

Selected Segment Financial Data

As a result of our merger with Celunol on June 20, 2007, our business consists of two business units, which we refer to as our biofuels segment and our specialty enzymes segment. The biofuels segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol from cellulosic biomass. The specialty enzymes segment develops high performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes.

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the nine months ended September 30, 2008, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments, and goodwill. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment.

The results of operations for the three and nine months ended September 30, 2008 include the combined operations resulting from our merger with Celunol on June 20, 2007. The results of operations for the three and nine months ended September 30, 2007 include the historical results of Diversa Corporation and Celunol operations for the period from and including June 21, 2007 through December 31, 2007, and are not reflective of the combined operations.

Selected operating results for the three and nine months ended September 30, 2008 and 2007 for each of our business segments is set forth below (in thousands):

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$12,377	$—	$12,377	$—	$6,331	$—	$6,331
Collaborative and grant revenue	420	3,579	—	3,999	—	4,530	—	4,530

Total revenues	$420	$15,956	$—	$16,376	$—	$10,861	$—	$10,861

Product gross profit	$—	$2,808	$—	$2,808	$—	$1,580	$—	$1,580

Operating expenses (excluding cost of goods sold)	$11,490	$9,120	$114,511	$135,121	$9,069	$8,634	$8,289	$25,992

Operating loss	$(11,070)	$(2,733)	$(114,511)	$(128,314)	$(9,069)	$(2,524)	$(8,289)	$(19,882)

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$36,953	$—	$36,953	$—	$17,727	$—	$17,727
Collaborative and grant revenue	844	12,117	—	12,961	—	15,576	—	15,576

Total revenues	$844	$49,070	$—	$49,914	$—	$33,303	$—	$33,303

Product gross profit	$—	$9,931	$—	$9,931	$—	$3,838	$—	$3,838

Operating expenses (excluding cost of goods sold)	$30,784	$25,979	$126,887	$183,650	$9,956	$35,090	$59,383	$104,429

Operating loss	$(29,940)	$(3,931)	$(126,887)	$(160,758)	$(9,956)	$(15,676)	$(59,383)	$(85,015)

Capital expenditures	$41,211	$2,082	$1,901	$45,194	$17,006	$1,893	$1,546	$20,445

Identifiable assets by operating segment are set forth below (in thousands):

	As of September 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant & equipment, net	$105,221	$4,996	$4,719	$114,936
Cash, short-term investments and other assets	1,300	24,856	31,331	57,487

Total identifiable assets	$106,521	$29,852	$36,050	$172,423

Consolidated Results of Operations

Revenues

Revenues for the periods ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Revenues:
Phyzyme phytase	$9,902	$3,591	176%	$27,819	$11,047	152%
All other products	2,475	2,740	(10)%	9,134	6,680	37%

Total product	12,377	6,331	95%	36,953	17,727	108%
Collaborative	2,828	4,075	(31)%	10,244	13,202	(22)%
Grant	1,171	455	157%	2,717	2,374	14%

Total Revenues	$16,376	$10,861	51%	$49,914	$33,303	50%

Revenues increased 51%, or $5.5 million, to $16.4 million for the three months ended September 30, 2008 and 50%, or $16.6 million, to $49.9 million for the nine months ended September 30, 2008. The increases in revenue for the three and nine months ended September 30, 2008 were attributed primarily to an increase in product revenue. For the three months and nine months ended September 30, 2008, our revenue mix has shifted to a larger percentage of product revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product revenue represented 76% and 74% of total revenues for the three and nine months ended September 30, 2008, as compared to 58% and 53% for the three and nine months ended September 30, 2007.

Product revenues increased $6.0 million, or 95%, for the three months ended September 30, 2008 and $19.2 million, or 108%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme XP phytase sold through our collaboration with Danisco. The increase in Phyzyme revenue has been primarily related to the following factors:

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

Non-Phyzyme related product revenue decreased $0.3 million, or 10%, for the three months ended September 30, 2008 as compared to the same period last year primarily due to the discontinuation of our Bayovac SRS and Quantum products. Product revenue for the nine months ended September 30, 2008 includes $2.5 million of revenue from sales of these products during the first six months of fiscal 2008. These products were discontinued due to the following:

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

Product revenue for the three and nine months ended September 30, 2008 includes increases in sales of our other commercial enzyme products, including Fuelzyme-LF and Purifine.

Revenue from Phyzyme represented approximately 80% and 75% of total product revenue for the three and nine months ended September 30, 2008 compared to 57% and 62% of total product revenue for the comparable periods last year. While we anticipate an increase in revenue from our non-Phyzyme products, we expect that Phyzyme will continue to represent a significant percentage of our total product revenue in the foreseeable future.

We manufacture our enzyme products through a sole-source manufacturing facility in Mexico City, Fermic S.A., or Fermic. Pursuant to our manufacturing agreement with Fermic, we are contractually committed to bring additional manufacturing capacity on line during the fourth quarter of 2008, which will allow us to meet increasing demand for our enzyme products. However, due to current capacity constraints at Fermic, we are not able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco. As a result, we have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to current accounting rules, revenue from Phyzyme that is supplied to us by Genencor is recognized in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment should have little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it would have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

Collaborative revenue decreased 31%, or $1.2 million, to $2.8 million for the three months ended September 30, 2008 and 22%, or $3 million, to $10.2 million for the nine months ended September 30, 2008. Collaborative revenue accounted for 17% and 21% of total revenue for the three and nine months ended September 30, 2008 compared to 38% and 40% of total revenue for the three and nine months ended September 30, 2007. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will continue to decrease in 2008 as compared to 2007, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to the expected wind-down of projects with existing strategic collaborators such as Syngenta, Bunge, and BASF. Additionally, under the terms of our 10-year agreement with Syngenta, our two-year guaranteed funding period totaling $8 million per year will expire on December 31, 2008. We do not anticipate that we will continue to receive significant funding from Syngenta under this agreement beyond the initial guaranteed funding period.

We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Grant revenue increased 157%, or $0.7 million, to $1.2 million for the three months ended September 30, 2008 and 14%, or $0.3 million, to $2.7 million for the nine months ended September 30, 2008. The increase in grant revenue during the three and nine months ended September 30, 2008 was primarily attributable to a grant awarded in early 2007 from the Department of Energy to discover and develop new enzymes and enzyme cocktails to break down various types of biomass. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of September 30, 2008, we have committed funding from various governmental agencies totaling $4 million through 2012, and expect to see an increase in grant revenue during 2009 as compared to 2008.

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

Product Gross Profit & Gross Margin

Product gross profit and product gross margin for the periods ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Product revenue	$12,377	$6,331	95%	$36,953	$17,727	108%
Cost of product revenue	9,569	4,751	101%	27,022	13,889	95%

Product gross profit	2,808	1,580	78%	9,931	3,838	159%
Product gross margin	23%	25%		27%	22%

Product gross profit totaled $2.8 million, or 23% of product revenue, for the three months ended September 30, 2008 compared to $1.6 million, or 25% of product revenue, for the three months ended September 30, 2007. Product gross margin during the third quarter ended September 30, 2008 was negatively impacted by lower-than anticipated manufacturing yields for our Phyzyme and Fuelzyme.

Product gross profit totaled $9.9 million, or 27% of product revenue, for the nine months ended September 30, 2008 compared to $3.8 million, or 22% of product revenue, for the nine months ended September 30, 2007. Gross profit and margin improvement is reflective of higher sales volumes to absorb our fixed costs, partially offset by the unfavorable manufacturing yield variances and, to a lesser extent, incremental zero-margin freight revenue incurred during the first half of 2008 to meet customer ship dates which negatively impacted gross profit margin by approximately one percentage point during the nine months ended September 30, 2008.

Our product gross margins in 2008 are below our target of 30%, and continue to be impacted by manufacturing variances related to high capacity utilization and higher raw material prices. We expect the unfavorable yield variances to continue through 2008 and into 2009 until we can better accommodate our recovery capabilities, which may require additional investment in downstream recovery capacity at Fermic. Over time, our gross margins should be positively impacted by continued growth in sales of our enzyme products, as well as cost efficiencies we expect to achieve as we continue to scale up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we should realize continued margin improvements as product revenues increase; however, our margins may be negatively impacted in the future if our product revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, we are planning to further expand our manufacturing capabilities in the fourth quarter of 2008, which will increase our fixed manufacturing costs by an additional $0.6 million per quarter. In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product.

Because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then share 50% of Danisco’s profit, as defined, when the product is sold to the end user. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and profit share revenue is recognized in the period in which the product is sold to the end user as reported to us by Danisco. We record our quarterly profit share revenue based on estimates from Danisco, and the final calculation of profit share is often finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual profit share revenue from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin from quarter-to-quarter.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights for Phyzyme. If Danisco decides to exercise this right, we will likely experience excess capacity at Fermic. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme manufacturing rights, this will have a negative impact on our product gross margin.

Our product gross margin is dependent upon the mix of product sales as the cost of product revenue varies from product to product. We believe that our product gross margin should be positively impacted as we grow sales of products we market and sell directly to end users, namely Fuelzyme-LF and Purifine, which are expected to have higher gross margins than our Phyzyme products. Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased $4.8 million, or 101%, to $9.6 million for the three months ended September 30, 2008 and $13.1 million, or 95%, to $27.0 million for the nine months ended September 30, 2008 compared to the same periods in 2007. This increase resulted primarily from the increase in product revenues, and to a lesser extent, the increase in our fixed manufacturing costs under our contract with Fermic.

Operating Expenses

Research and development and selling, general and administrative expenses for the periods ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Research and development	$15,267	$14,723	4%	$45,048	$37,509	20%
Selling, general and administrative expenses	$13,720	$11,269	22%	$32,468	$24,520	32%

Operating expenses for the three months ended September 30, 2008 and 2007 include the consolidated results for our specialty enzyme and biofuels business following our June 2007 merger with Celunol. While the operating expenses for the nine months ended September 30, 2008 increased compared to the same period in 2007, related primarily to the incremental six months of operating expenses associated with inclusion of our biofuels business since our June 2007 merger with Celunol.

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

Total research and development costs incurred for the periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Personnel-related	$5,904	$5,268	$18,396	$13,412
Laboratory and supplies	1,842	1,258	4,775	5,734
Outside services	1,329	731	3,483	940
Equipment and depreciation	1,472	1,274	4,301	3,609
Facilities, overhead and other	3,322	4,718	10,191	10,671
Scale-up manufacturing costs	379	89	411	740
Share-based compensation	1,019	1,385	3,491	2,403

	$15,267	$14,723	$45,048	$37,509

Our research and development expenses increased $0.5 million, to $15.3 million, for the three months ended September 30, 2008 and $7.5 million, to $45.0 million, for the nine months ended September 30, 2008. This increase was attributed to a $0.6 million and $5.0 million increase in personnel-related costs for direct research and development for the three and nine months ended September 30, 2008, primarily for biofuels technology development and engineering activities as a result of our merger with Celunol in June 2007. Our outside services increased $0.6 million and $2.5 million for the three and nine months ended September 30, 2008 primarily related to supporting our pilot and demonstration-scale cellulosic ethanol facilities in Jennings, Louisiana, and to a lesser extent, technology and engineering designs associated with early-stage development and design of our first planned commercial plant. Laboratory and supplies increased $0.6 million and decreased $1.0 million during the three and nine months ended September 30, 2008 compared to the same periods in the prior year due to the timing of our collaboration and grant activities, which also impacts our related collaboration and grant revenue. Share-based compensation decreased $0.4 million and increased $1.1 million during the three and nine months ended September 30, 2008 compared to the same periods in the prior year due to the timing of stock options granted to employees and management after the completion of the merger with Celunol in June 2007.

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

For the three and nine months ended September 30, 2008, we estimate that approximately 27% and 28% of our research and development personnel costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 73% and 72% were spent on internal product and technology development. For the three and nine months ended September 30, 2007, we estimate that approximately 26% and 49% of our research and development personnel-related costs, based upon hours incurred, were spent on research activities funded by our collaborators and grants, and that approximately 74% and 51% were spent on internal product and technology development. The increase in time spent on internal product and technology development from the prior year is attributed to our focus on cellulosic ethanol process development since the merger with Celunol in June 2007.

Research and development direct personnel-related costs and unallocated non-personnel costs incurred by type of project during the periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaborations:
Syngenta	$869	$699	$3,140	$3,199
Other	297	534	1,169	2,705

Total collaborations	1,166	1,233	4,309	5,904
Grants	410	141	852	648
Internal development	4,328	3,894	13,235	6,860
Unallocated non-personnel	9,363	9,455	26,652	24,097

	$15,267	$14,723	$45,048	$37,509

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

We estimate that our allocation of internal research and development personnel-related costs during the periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Early-stage product development	$3	$299	$28	$963
Mid-stage product development	69	5	162	141
Late-stage product development	418	912	1,333	2,396
Cellulosic ethanol process development	3,516	2,590	10,756	2,855
R&D support activities	322	88	956	505

	$4,328	$3,894	$13,235	$6,860

The increase in our internal development costs was largely the result of the merger with Celunol Corp. and our emphasis on biofuels process development. Our allocation of research and development resources varies from period to period and is largely dependent upon resources we have available over and above what is funded by our partners; however, we believe that our internal development projects are benefited to some extent by work we perform under our funded collaborative agreements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 22%, to $13.7 million (including share-based compensation of $2.2 million) for the three months ended September 30, 2008 primarily due to transaction costs incurred to complete our joint development agreement with BP, partially offset by lower share-based compensation. Selling, general and administrative expenses increased $7.9 million, or 32%, to $32.5 million (including share-based compensation of $5.9 million) for the nine months ended September 30, 2008. This increase is largely due to incremental personnel and overhead costs resulting from the merger, incremental legal expense, BP joint development transaction costs, and, to a lesser extent, increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business. These increases were partially offset by charges incurred during 2007 of $4.0 million related to severance, bonus and modifications to equity awards pursuant to transitional employment and severance agreements with certain executives after the completion of the merger with Celunol in June 2007.

We expect that our selling, general and administrative expenses will continue to exceed 2007 levels to support both the anticipated growth in sales of our specialty enzyme products and our biofuels commercialization efforts.

Share-Based Compensation Charges

We recognized $3.2 million, or $0.05 per share, and $5.1 million, or $0.08 per share, in share-based compensation expense for our share-based awards during the three months ended September 30, 2008 and 2007 and $9.4 million, or $0.15 per share, and $8.4 million, or $0.16 per share, during the nine months ended September 30, 2008 and 2007. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$1,019	$1,385	$3,491	$2,403
Selling, general and administrative	2,228	3,680	5,939	5,987

	$3,247	$5,065	$9,430	$8,390

Share-based compensation decreased $1.8 million for the three months ended September 30, 2008 as compared to the same period in 2007, primarily related to additional expense recognized in 2007 for 1) modification of vesting for restricted stock awards for certain executives in connection with separation agreements relating to the merger with Celunol in June 2007 and 2) options and awards granted to our new executive team in connection with the merger in June 2007. This decrease was offset in part by non-recurring charges of $1.1 million related to the acceleration of vesting of 700,000 stock options for certain executives as a result of satisfying performance conditions upon the completion of the BP joint development agreement in August 2008.

Share-based compensation increased $1.0 million for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due the acceleration of vesting for certain executives, described above.

Goodwill Impairment

During the third quarter of 2008, we determined that the market value of our common stock and convertible debt was not adequate at September 30, 2008 to support the carrying value of our goodwill resulting from the June 2007 merger between Diversa and Celunol. As a result, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a non-cash charge of $106.1 million during the quarter ended September 30, 2008, representing full impairment of the carrying value of our goodwill. We believe that this impairment is reflective primarily of current market conditions, and is not indicative of a change in our business or implied value of our underlying biofuels business model aimed toward the commercialization of cellulosic ethanol.

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

Interest expense, net

Interest expense was $9.7 million, net of $1.7 million in capitalized interest for the demonstration facility, for the three months ended September 30, 2008 compared to $1.8 million, net of $0.3 million in capitalized interest for the demonstration facility, for the three months ended September 30, 2007. Interest expense was $15.7 million, net of $3.9 million in capitalized interest for the demonstration facility, for the nine months ended September 30, 2008 compared to $4.1 million, net of $0.3 million in capitalized interest for the demonstration facility, for the nine months ended September 30, 2007. The increase was attributed to interest on the 2007 Notes we issued in March and April 2007 combined with the 2008 Notes issued in February 2008. We recorded aggregate interest expense related to the 2008 Notes of $9.8 million and $13.7 million for the three and nine months ended September 30, 2008, representing the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
8% coupon interest, payable in cash	$1,301	$—	$3,233	$—
Non-cash accretion of debt discount, net of premium amortization	1,162	—	2,758	—
Non-cash amortization of debt issuance costs	229	—	546	—
Wire-off of unamortized debt issuance costs and discounts related to converted notes	7,060	—	7,181	—

	$9,752	$—	$13,718	$—

Aggregate debt discount costs of $41 million and financing costs of $4.0 million are being accreted into interest expense over the term of the debt, or approximately four years.

Interest income on cash and short term investments decreased to $0.2 million and $0.8 million for the three and nine months ended September 30, 2008 compared to $1.2 million and $3.1 million for the three and nine months ended September 30, 2007. The decrease was attributed to lower average cash and investment balances during fiscal 2008.

Loss on exchange of convertible notes

In connection with the issuance of the 2008 Notes, we exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes. Pursuant to current accounting rules, we recorded a non-cash loss on the exchange of $3.6 million, equal to the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and warrants issued.

Gain (loss) on net change in fair value of derivative assets and liabilities

The fair value of the conversion rights, warrants, and the convertible hedge transaction in connection with our 2008 Notes are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as “Change in fair value of derivative assets and liabilities.” During the three and nine months ended September 30, 2008, we recorded a net loss of $0.4 million and a net gain of $1.3 million related to the change in fair value of our recorded derivative asset and liabilities between the closing date of February 22, 2008 and September 30, 2008.

Loss attributed to noncontrolling interest in Galaxy Biofuels LLC

In connection with our strategic partnership with BP, we formed a special purpose entity, Galaxy Biofuels LLC (“Galaxy”). We are considered the primary beneficiary of Galaxy and consolidate its financial results. Pursuant to current accounting rules, the transaction fees and joint development fees are accounted for as follows:

•	The license to technology granted by Verenium and ongoing joint development performed by Verenium are considered capital contributions to Galaxy;

•	Transaction fees and joint development fees paid by BP are considered capital contributions to Galaxy, which are subsequently distributed to Verenium as a reduction to Verenium’s capital account;

•	Ongoing joint development is considered a monthly expense of Galaxy.

As a result, our condensed consolidated financial statements include a line item called “Noncontrolling Interest in Galaxy Biofuels LLC.” On our condensed consolidated balance sheet, this line reflects BP’s ownership of Galaxy’s equity. This line item will be reduced by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to us on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in our condensed consolidated statement of operations as “Loss attributed to noncontrolling interest in Galaxy Biofuels LLC.” Galaxy has incurred approximately $10.0 million in losses through September 30, 2008, 50% of which has been allocated to BP. We anticipate Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. Our strategic partners, including our recent partnership with BP, have provided us with more than $300 million in funding since inception and are committed to additional funding of more than $75 million through 2016, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of September 30, 2008, we had available cash, cash equivalents, and short-term investments of approximately $22.1 million, excluding approximately $10.0 million in restricted cash. Our short-term investments as of such date consisted primarily of U.S. Treasury and government agency obligations and investment-grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. Since we announced our merger with Celunol in February 2007, we have issued $172.5 million of convertible debt to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements.

Our independent registered public accounting firm included an explanatory paragraph in its report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. As of December 31, 2007 our cash was not sufficient to meet the cash requirements to fund our operating expenses, capital expenditures, and working capital beyond December 2008 without additional sources of cash.

As more fully described above under the caption “Recent Developments,” in August 2008, we entered into a partnership with BP that will provide us funding of approximately $90 million, payable in increments over the next 18 months. This additional capital is expected to substantially fund our capital requirements into 2009.

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

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at an initial conversion rate of 122.5490 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents an initial conversion price of $8.16 per share. On April 1, 2008, in accordance with the 2007 Notes agreement, the conversion rate of the 2007 Notes was increased to 156.25 shares per $1,000 principal amount, which represents a conversion price of $6.40 per share, which was the closing price per share of our common stock on the date of the offering. As a result of the change in the conversion price, total common shares that would be issued assuming conversion of the entire $101.5 million in 2007 Notes outstanding as of September 30, 2008 increased from 12.4 million shares to 15.9 million shares.

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

We have used a significant portion of the proceeds of this offering to make enhancements to our pilot facility and to fund the construction and development of our demonstration-scale facility in Jennings, Louisiana, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to our merger with Celunol, all of which have impacted, and will continue to impact, our operating results until revenues from our specialty enzymes business and our biofuels business reach levels at which we can fully support our operating and capital expenditures. As described below, in connection with our private placement of convertible notes in 2008, we entered into exchange agreements with certain noteholders, representing $18.5 million in aggregate principal of the existing 2007 Notes.

Completion of 2008 Convertible Notes Offering

On February 22, 2008, we completed a private placement of 2008 Notes and warrants to purchase our common stock. Concurrent with entering into the purchase agreement, we also entered into senior notes exchange agreements with certain existing holders of our 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, we issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of our common stock. Gross proceeds from new investment were approximately $54 million and net proceeds from new investment, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $44 million.

The 2008 Notes are convertible on the date of their issuance. Their initial conversion price is equal to $4.09 per share. The conversion price is subject to full ratchet anti-dilution protection and a reset provision whereby, to the extent the volume weighted average price of our common stock during the seven trading days prior to the one-year anniversary of the issuance of the 2008 Notes s is less than $3.55 per share, the conversion price will reset to the greater of $2.13 per share or 115% of the volume weighted average price of the common stock at that time. In addition, subject to the satisfaction of certain conditions, interest payments on the 2008 Notes may be made, at our option, in shares of common stock, valued at a 5% discount to the stock price at the time of payment of the interest. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, only registers a limited number of interest shares due to applicable Securities and Exchange Commission guidelines, and our ability to pay interest under the 2008 Notes using shares is accordingly limited to an interest amount equal to the value of such shares, valued as described in the preceding sentence. The 2008 Notes are subject to automatic conversion at our option if our closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date we provides notice of the automatic conversion to investors, the average daily trading volume of our stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met. In addition, the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount in cash or, subject to the satisfaction of certain conditions, shares of our common stock equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using an agreed-upon discount rate and, if applicable, valuing the shares of stock at a 5% discount to the stock price at the time of conversion. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with shares issuable upon exercise of the warrants and shares issuable for payment of interest under the 2008 Notes, only registers a limited number of conversion shares due to applicable Securities and Exchange Commission guidelines, and our ability to pay “make-whole” payments under the 2008 Notes using shares is accordingly limited to a payment amount equal to the value of such shares, valued as described in the preceding sentence.

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

During the nine months ended September 30, 2008, six noteholders of our 2008 Notes converted principal in the amount of $11.9 million into approximately 2.9 million shares of the Company’s common stock. The conversion price was equal to the initial conversion price of $4.09 per share. We also made make-whole payments to the noteholders in the amount of $3.4 million related to the unpaid interest from the time of the conversion through the maturity of the 2008 Notes, April 1, 2012, in accordance with the 2008 Notes agreement. The make-whole payments to three of the noteholders were paid in cash in the amount of $2.1 million, while the remaining $1.3 million were settled, at the noteholders’ elections, with an aggregate of 0.7 million shares of the Company’s common stock in lieu of cash.

We intend to use the remaining net proceeds from the sale of our 2008 Notes and warrants for general corporate and working capital purposes, including the start-up, commissioning and completion of our cellulosic ethanol demonstration facility.

The following table summarizes our principal and interest obligations for the 2007 and 2008 Notes as of September 30, 2008 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes	$207,568	$5,583	$11,165	$11,165	$179,655
2008 Notes (1)	76,807	3,545	9,453	63,809	—

Total Principal and Interest Obligations	$284,375	$9,128	$20,618	$74,974	$179,655

(1)	Total obligations under the 2008 Notes include approximately $17.7 million in interest through maturity of the notes. Interest payments on the notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date, as long as such shares have been registered with the Securities and Exchange Commission. Due to Securities and Exchange Commission limitations on the amount of shares we were permitted to register in the resale registration statement we filed with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, we only registered a limited number of interest shares, and as a result we intend to continue paying a significant portion of our quarterly interest payments in cash.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $41.5 million for the nine months ended September 30, 2008. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $173 million, which includes a non-cash goodwill impairment charge of $106.1 million.

Our investing activities used cash of $49.1 million for the nine months ended September 30, 2008. Our investing activities included purchases of property, plant and equipment of $45.2 million primarily for the ongoing construction, start-up and commissioning of our demonstration plant, partially offset by cash generated through net maturities of short-term investments of $6.1 million to fund operations. During the second quarter of 2008 we were required under our bank agreement to secure our $10 million outstanding letter of credit issued to our landlord with cash, which is reflected as restricted cash on our condensed consolidated balance sheet as of September 30, 2008 and is reported as cash used in investing activities.

We recently achieved a key development milestone with our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana with commencement of the transition to “startup’ phase. With this phase of the project now effective, the site has been electronically energized and the turnover of individual systems to start-up and operating teams has begun so that the functional capabilities of each system can be tested. In total, more than forty separate systems will be evaluated over the remainder of 2008. Following the start-up phase, the project will move into a commissioning phase geared toward validating the implementation of our technology and process at scale, including the ability to produce ethanol within predefined performance criteria. This will include introducing enzymes and ethanologens into the process and running biomass through the system to produce ethanol. Subsequently, work to optimize the facility and make process improvements will commence as we seek to ensure reliable and cost-effective operation. As of September 30, 2008, we were approximately 90% complete with start-up and 20% complete with commissioning of the demonstration plant.

During 2007 and the nine months ended September 30, 2008, Celunol and Verenium spent in excess of $100 million on further modifications and improvements to our pilot facility and constructing our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. We estimate that the total additional capital and operating expenditures required to complete these projects will be in the range of $3 million to $4 million through mechanical completion, start-up and commissioning of our demonstration facility for the remainder of 2008. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. During 2007 and early 2008, we have incurred costs in excess of our projected expenditures for the improvements to our pilot plant and construction of our demonstration plant. We may continue to experience such cost overruns during the remainder of 2008.

Our financing activities generated net cash of $60.9 million for the nine months ended September 30, 2008, consisting primarily of net proceeds from our 2008 Notes offering in February 2008 and capital contributions from Galaxy in August 2008.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2008, excluding our Convertible Notes principal and interest payments shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Long-term equipment loans, including capital leases	$1,830	$1,601	$229	$—	$—
Operating leases (1)	42,299	5,497	10,339	11,059	15,404
Manufacturing costs to Fermic (2)	36,005	12,733	23,272	—	—
Purchase commitment (3)	597	597	—	—	—
License and research agreements	2,503	763	490	490	760

Total Contractual Obligations	$83,234	$21,191	$34,330	$11,549	$16,164

1	Operating lease obligations are shown net of $6.7 million in sublease rental income that we expect to receive through February 28, 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of September 30, 2008, under this agreement we have made minimum commitments to Fermic of approximately $36 million, over the next three years.

3	In August 2006, Celunol Corp. entered into a commitment to purchase a piece of equipment for the demonstration plant in the amount of $2.2 million, of which $0.5 million was paid upon signing the agreement and an additional $0.5 million upon shipment which occurred in September 2007. The remaining balance of $1.3 million is to be paid ratably over the 24 month period beginning October 2007 and is included in liabilities on our condensed consolidated balance sheets as of September 30, 2008.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of September 30, 2008, under this agreement we have made minimum commitments to Fermic of approximately $36 million, over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products. Through September 30, 2008, we had incurred costs of approximately $18.1 million for equipment related to this agreement.

For the remainder of 2008, we anticipate funding as much as $0.5 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

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

Bank Debt

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (5.00% at September 30, 2008) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

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

At September 30, 2008, there was approximately $1.2 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $10 million under the Letter of Credit Sublimit, as required under our facilities leases. As of May 2008, as further discussed below we have been required to cash secure the letter of credit with the Bank.

As of September 30, 2008, we were in compliance with all debt covenants under our various financing agreements.

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

As of September 30, 2008, we had a letter of credit in place pursuant to this agreement for approximately $10 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing Bank Agreement as described above. We are required by the Bank to secure this obligation with cash, which is reflected as restricted cash on our condensed consolidated balance sheet as of September 30, 2008.

Off-Balance Sheet Arrangements

Except as described above, we do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of September 30, 2008.

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

Goodwill

As a result of the merger with Celunol on June 20, 2007, we recorded $106.1 million of goodwill on our balance sheet, all of which was allocated to our biofuels reporting unit.

We recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We used the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and were based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test, which we typically perform annually as of October 1st, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined primarily through a market-based approach, based upon the market value of our common stock and convertible debt.

During the second quarter of 2008, we initiated an evaluation to determine if current company-specific or market conditions would give rise to potential impairment of our goodwill carrying value as of June 30, 2008, including, but not limited to, the following:

•	the significant decline in the market value of our invested capital, including the market value of our common stock and convertible debt;

•	sustained operating losses and demonstration plant cost overages; and

•	significant cash shortfalls and working capital deficiencies.

We concluded that, given the authoritative guidance as set forth by SFAS No. 142, and additional qualitative considerations, while there appeared to be some potential indicators of impairment as of June 30, 2008, such potential indicators were reflective of temporary conditions, based upon the following considerations:

•	a substantial increase in venture funding in the biofuels industry, further supporting the overall financial support for our industry;

•	recent legislation enacted at the federal, state and local levels in support of the biofuels industry;

•

Our strategic partnership with BP for funding of approximately $90 million, which is expected to substantially fund our working capital requirements into 2009. We believe this funding will enable us to start-up, commission and complete our demonstration plant, validate our cellulosic ethanol process technology in the demonstration plant, and validate process economics for commercial-scale cellulosic ethanol production. We also believed that this transaction would have a positive impact on the market value of our stock and convertible debt, such that it would have recovered to levels to support the carrying value of the assets attributed to our biofuels segment, including goodwill.

Subsequent to the second quarter of 2008, despite continued progress against our business plan to commercialize cellulosic ethanol, we continued to experience a decline in the market value of our stock and convertible debt. We believe this decline was due in large part to overall global economic and market conditions. During the third quarter of 2008, our average stock price declined an additional 28%, a major factor in our conclusion that indicators of impairment existed as of September 30, 2008. We believe this decline was due in large part to overall global economic and market conditions.

Based upon the foregoing, we initiated a Step 1 and Step 2 analysis for impairment as prescribed by SFAS 142, with the assistance of a third party valuation firm. The first step of the two-step impairment test compares the fair value of the reporting unit to its carrying value to determine if an impairment indicator exists. If an impairment indicator exists, then the second step of the impairment test must be performed to determine the amount of impairment, if any.

Under the first step, in assessing the fair value of its biofuels reporting unit, we primarily considered the market approach under which the implied fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for our common stock, and the fair value of our convertible debt. We determined that the implied fair value of the biofuels reporting unit was less than the carrying value of the net assets of the reporting unit and that step two of the impairment test was required. Under the second step, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of our assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the biofuels reporting unit was the price paid to acquire the reporting unit. Under this analysis, the excess of the fair value of the reporting unit over the amounts assigned to our assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill. As a result, we recognized a non-cash charge of $106.1 million in the third quarter of 2008, representing full impairment of the carrying value of our goodwill.

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”

We generally recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue under current accounting rules. In those instances where we have billed our customers or received payment from our customers in advance of recognizing revenue, we include the amounts in deferred revenue on the balance sheet.

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

Variable Interest Entities

We have implemented the provisions of FASB Interpretation No. 46-R (FIN46-R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended. FIN 46R addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In connection with its collaboration with BP, we formed a special purpose entity, Galaxy Biofuels LLC for purposes of maintaining and licensing cellulosic ethanol process technologies. We and BP share equally in the rights and obligations of Galaxy. We have determined that the SPE is a variable interest entity under FIN 46R, and therefore is subject to consolidation.

We have also determined, pursuant to FIN 46R, that Verenium is the primary beneficiary of Galaxy; accordingly, the results of operations of Galaxy should be included in our consolidated statement of operations.

As a result, our condensed consolidated financial statements include a line item called “Noncontrolling Interest in Galaxy Biofuels LLC.” On our condensed consolidated balance sheet, this line reflects BP’s ownership of Galaxy’s equity. This line item will be reduced by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to us on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in our condensed consolidated statement of operations as “Loss attributed to noncontrolling interest in Galaxy Biofuels LLC.” Galaxy has incurred approximately $10.0 million in losses through September 30, 2008, 50% of which has been allocated to BP. We anticipate Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

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

We adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of September 30, 2008 we have not yet completed our analysis of our deferred tax assets for net operating losses of $91.9 million and research and development credits of $2.7 million generated in years prior to 2007 and net operating losses of $27.6 million and research and development credits of $0.2 generated in 2007. As such, we have removed these amounts and the offsetting valuation allowance has been removed from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

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

As of September 30, 2008, we had outstanding debt obligations at face value of $160.6 million, including $101.5 million of 5.5% convertible senior notes and $59.1 million of 8% convertible senior notes. As of September 30, 2008, the fair value of our 5.5% convertible senior notes was approximately $31.5 million and the fair value of our 8% convertible senior notes was approximately $30 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Prior Quarter Remediation of Material Weakness

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

        As a result of the material weakness in our internal control over financial reporting, during the first quarter of 2008 we implemented significant changes relating to management oversight of the financial close process and personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes have improved the effectiveness of our internal control over financial reporting. We began implementing these changes during the first quarter of fiscal 2008 and management believes we have remediated the aforementioned material weakness as of June 30, 2008.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008.

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

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certificate motion.

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

We have incurred net losses since our inception, including a net loss of approximately $173 million for the nine months ended September 30, 2008. As of September 30, 2008, we had an accumulated deficit of approximately $610 million. Through June 20, 2007, the date of the closing of our merger with Celunol Corp., our losses were attributable to our specialty enzymes business. We expect to continue to incur additional losses for the foreseeable future in our specialty enzymes business as we continue to develop specialty enzyme products, and as a result of our continued investment in our sales and marketing infrastructure to support anticipated growth in product sales. Beginning with the closing of our merger with Celunol Corp. on June 20, 2007, we began to incur additional losses as we pursue our vertical integration strategy within biofuels.

To date, a significant portion of our revenue has been derived from collaborations and grants related to our specialty enzymes business. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, successfully achieve development, commercialization and other milestones under these collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. As product revenue increases, we expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, we expect other selling, general and administrative expenses to increase based on broadening our infrastructure to support continued growth in the business. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

We incurred net losses of $173 for the nine months ended September 30, 2008 and $89.7 million, $39.3 million, and $107.6 million for the years ended December 31, 2005, 2006 and 2007, and have an accumulated deficit of $610 million as of September 30, 2008. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital, this raised substantial doubt about our ability to continue as a going concern. While we believe that the cash we expect to generate from our strategic partnership with BP will substantially fund our working capital requirements into 2009, we will require additional capital to fund our operations.

We have used a significant portion of the proceeds received from sales of our 2007 Notes in April 2007 and 2008 Notes in February 2008 to make enhancements to our pilot facility and continue construction and development of our demonstration-scale facility in Jennings, Louisiana, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to our merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues from our specialty enzymes business and our biofuels business reach levels at which we can fully support our operating and capital expenditures.

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

* If the recent volatility in the United States and global equity and credit markets and the decline in the general world economy continue for an extended period of time, it may become more difficult to raise money in the public and private markets and harm our financial condition and results of operations.

The United States and global equity markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. This volatility in the market affects not just our stock price, but also the stock prices of our collaborators. In addition, this volatility has also affected the ability of businesses to obtain credit and to raise money in the capital markets. If we or our collaborators are unable to obtain credit or raise money in the capital markets, we may not be able to continue to fund our current research projects, fund our current products, raise project finance capital for the development of commercial celllulosic ethanol plants, or otherwise continue to maintain or grow our business.

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

In February 2008, we completed a private placement at $71 million of 2008 Notes and warrants to purchase our common stock. Currently, approximately $59.1 million of the 2008 Notes remains outstanding.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion. While the 2008 Notes provide that we may, subject to the satisfaction of certain conditions, pay interest or “make-whole” amounts with shares of our common stock, the registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and our ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is accordingly limited. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events. We may not have sufficient funds to pay the interest, “make-whole” payments or redemption amounts of the 2008 Notes when due. For example, were many holders of our 2008 Notes to convert their 2008 Notes, our cash resources at that time could be insufficient to make the required “make-whole” payments. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. If we fail to pay interest or “make-whole” payments on the 2008 Notes or to purchase or repurchase the 2008 Notes when required, we will be in default under the 2008 Notes, which would also cause an event of default under the 2007 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time.

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

We are subject to certain covenants under the 2008 Notes that restrict our financial and operational flexibility. For example, we are restricted from incurring additional indebtedness (other than certain project financing debt and up to $15 million principal amount of additional indebtedness, subject to increase in certain circumstances based on the closing sale price of our common stock). In addition, if we sell, transfer or dispose of any part of our specialty enzymes business unit (other than sales or licenses in the ordinary course of business and other than any sales, dispositions or other transfers, in one or a series of related transactions, providing for gross proceeds of $1 million or less), we are required to deposit cash in a restricted cash account for the benefit of the holders of the 2008 Notes in an amount equal to the lesser of 50% of the total consideration received for such sale, transfer or disposition and 50% of the then outstanding principal amount of the 2008 Notes. The obligation to make such a deposit terminates when the closing sale price of our common stock exceeds $7 per share for 30 consecutive trading days, the average daily trading volume for such period is at least $2 million and all shares issuable upon conversion of the notes are registered for resale pursuant to effective registration statements or freely saleable during such period. As a result of these covenants, our ability to finance our operations through the incurrence of additional debt or the sale of our specialty enzymes business unit is limited. The 2008 Notes also include a covenant prohibiting us from repaying, redeeming, restructuring or modifying our 2007 Notes. As a result of this covenant, we will likely be unable to refinance the 2007 Notes without a concurrent refinancing of the 2008 Notes.

*Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of September 30, 2008, which includes our 2007 Notes, the 2008 Notes and debt under our secured credit facility with Comerica Bank, was approximately $162.3 million and represented approximately 122% of our total capitalization as of that date.

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

We currently have license agreements, strategic alliance agreements, collaboration agreements, supply agreements, and/or distribution agreements relating with BP, Syngenta AG, BASF, Bayer Animal Health, Bunge Oils, Cargill Health and Food Technologies, DSM Pharma Chemicals, DuPont Bio-Based Materials, Givaudan Flavors Corporation, and Xoma. For the nine months ended September 30, 2008, approximately 14% of our revenue was from Syngenta. While we expect our product revenue to continue to account for a greater proportion of our total revenue, we expect that a significant portion of our 2008 revenue in our specialty enzymes business will be derived from our collaboration agreements. Since we do not currently possess the resources necessary to independently fund the development and commercialization of cellulosic ethanol, or all of the potential specialty enzyme products that may result from our technologies, we expect to continue to enter into, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize specialty enzyme products. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our partnered specialty enzyme products. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We are unable to fund our obligations under our joint development agreement with BP or any of our other strategic partners or collaborators;

•	We are unable to obtain funding to build commercial cellulosic ethanol plants;

•	We develop technologies or products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

*We do not expect funding under our collaboration with Syngenta to continue past 2008, which could negatively impact our business.

Our two-year guaranteed funding period totaling $8 million per year through 2008 under our 10-year agreement with Syngenta expires on December 31, 2008. While Syngenta has the option to continue funding joint development beyond 2008, we do not anticipate that we will continue to receive significant funding under this agreement beyond the initial guaranteed funding period. If we are unable to generate funding from other sources, this decreased funding may materially adversely affect our business and financial condition.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of September 30, 2008, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

We have in the past discussed material weaknesses with our financial statement close process that we have remediated as of June 30, 2008. Although we have made and are continuing to make improvements in our internal controls, if we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

Our strategy currently includes the development of a pilot-scale facility for process development, a demonstration plant to validate the economics of our processes at commercial-scale volumes of cellulosic ethanol production, and commercial scale plants for the production of large quantities of ethanol for commercial distribution and sale. We plan to grow our business by investing in new facilities and/or acquiring existing facilities, as well as pursuing other business opportunities such as the production of other renewable fuels to the extent we deem those opportunities advisable. If recent volatility in the credit and public and private finance markets continue, we may not be able to obtain project financing to build our commercial-scale plants. We believe that there is increasing competition for suitable production sites. We may not find suitable sites for construction of new facilities, suitable acquisition candidates or other suitable expansion opportunities.

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

*We are dependent on BP under our recently completed strategic partnership in cellulosic ethanol, and our failure to successfully develop our cellulosic ethanol processes and technology would adversely affect our ability to achieve the benefits under that strategic partnership, and could prevent us from successfully developing and commercializing cellulosic ethanol and achieving or sustaining profitability.

We recently completed the creation of a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol in the field of conversion of biomass to fermentable sugars for the production of ethanol, or the Field. The partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world.

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

*Our recent goodwill impairment could have a negative impact on our stock price, our business and our ability to raise adequate funds to support our business.

As a result of the merger with Celunol on June 20, 2007, we recorded $106.1 million of goodwill on our balance sheet, all of which was allocated to our biofuels reporting unit. Each year we test for impairment of our goodwill and intangible assets. We performed our annual impairment test as of September 30, 2008. After engaging in the analysis required under SFAS No. 142, “Goodwill and Other Intangible Assets,” we recognized a non-cash charge of $106.1 million in the third quarter of 2008, representing full impairment of the carrying value of our goodwill. The immediate effect of the full impairment of our goodwill is to reduce our assets by the amount of the impairment, which then lessens the amount of our stockholders’ equity. Our impairment may also impact existing or potential equityholders’ or debtholders’ perceptions of our company and reduce the price of our stock, which could have a material adverse effect of our ability to raise additional funds in the capital markets.

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

We currently have a technology transfer agreement in place with Marubeni Corporation and Tsukishima Kikai Co., Ltd. We also expect that a significant portion of our future revenue will be derived from licensing agreements that we, or our special purpose entity, Galaxy Biofuels LLC (“Galaxy”) will enter into in the future. If we or Galaxy, fail to enter into and maintain license agreements, we may not be able to gain broad acceptance for our technology, grow a business or generate sufficient revenues to support our operations. Our future license opportunities could be harmed if:

•	we do not successfully operate our pilot facility or successfully construct and operate our demonstration facility;

•	we are unable to successfully develop commercial-scale facilities;

•	we or Galaxy develop processes or enter into licenses that conflict with the business objectives of our existing licensees;

•	we or Galaxy disagree with our licensees as to rights to intellectual property we develop or our licensees’ research programs or commercialization activities;

•	we or Galaxy are unable to manage multiple licensee relationships;

•	our licensees become our competitors or enter into agreements with our competitors;

•	our licensees become less willing to expend their resources on research or development due to general market conditions or other circumstances beyond our control; or

•	consolidation in our target markets limits the number of potential strategic licensees or we or Galaxy are unable to negotiate additional license agreements having terms satisfactory to us.

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

*We have recently experienced inventory losses and decreased manufacturing yields related our manufacturing processes for Phyzyme and Fuelzyme, which negatively impacted our product gross margins.

During the first half of 2008, we experienced inventory losses and decreased manufacturing yields related to contamination and manufacturing issues for Phyzyme and Fuelzyme. While we believe we have adequately resolved our contamination issues and have recovered a substantial portion of such losses from Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our results of operations and financial condition would be adversely affected.

*If Danisco or its parent company, Genencor, assumes all or a part of our Phyzyme manufacturing, our gross product revenues will be adversely impacted and our product gross margins could decline.

We manufacture our enzyme products through a sole-source manufacturing facility in Mexico City, Fermic S.A., or Fermic. Pursuant to our manufacturing agreement with Fermic, we are contractually committed to bring additional manufacturing capacity on line during the fourth quarter of 2008, which will allow us to meet increasing demand for our enzyme products. However, due to current capacity constraints at Fermic, we are not able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco. As a result, we have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to current accounting rules, revenue from Phyzyme that is supplied to us by Genencor is recognized in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment should have little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it would have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

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

*We may not be able to realize any future benefits from the products and programs that we discontinued and/or de-emphasized in connection with the strategic reorganization that we announced in January 2006.

In January 2006, we announced a strategic reorganization designed to focus our resources on specialty enzymes programs and products that have the greatest opportunity for success. Accordingly, we elected to discontinue or to exit certain products and programs, many of which we had spent significant amounts of research funds on up to the point of their discontinuation and/or de-emphasis. We have sold and/or out-licensed to third parties some of these products and programs, and such efforts have generated insignificant fees and related cash flows. We will continue to pursue opportunities to sell or out license certain of the remaining products and/or programs including, but not limited to, our sordarins anti-fungal program; however, it is possible that we could be unsuccessful in our attempts to do so. In the event that we are successful in selling or out-licensing any of these products and/or programs, the structure of such transactions may provide for only future compensation in the event that the third party is ultimately successful in development of the products and/or programs. Accordingly, it is possible that we may not receive any financial benefit from any sale or out license of these products and/or programs.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and September 30, 2008, the closing market price of our common stock has ranged from a low of $0.90 to a high of $11.58. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $0.90 to $6.83. The closing market price of our common stock on September 30, 2008 was $0.94. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Moreover, the stock markets in general are currently experiencing substantial volatility related to general economic conditions and may continue to experience volatility for some time. The stock markets have experienced in the past substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

Our officers, directors, and stockholders with at least 5% of our stock together controlled approximately 61% of our outstanding common stock as of November 3, 2008. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. In addition, Syngenta and its affiliates controlled approximately 11.8% of our outstanding common stock, and by themselves will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our stock by large stockholders could cause the price of our stock to decline.

A number of our stockholders hold significant amounts of our stock. For example, as of November 3, 2008, Syngenta, our largest stockholder, owned 7,963,593 shares of our common stock, or approximately 11.8% of our outstanding shares. All of our shares owned by Syngenta are eligible for sale in the public market subject to compliance with the applicable securities laws. We have agreed that, upon Syngenta’s request, we will file one or more registration statements under the Securities Act in order to permit Syngenta to offer and sell shares of our common stock. Sales of a substantial number of shares of our stock by our large stockholders, including Syngenta, in the public market.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.4	Amendment to Bylaws of Verenium Corporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, filed June 26, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company - filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Form of Warrant issued by the Company to Syngenta Participations AG - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.7†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

4.8	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

4.9	Reference is made to Exhibits 3.1, 3.2 and 3.5.

4.10	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.11	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.15	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.16	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.17	Form of Registration Rights Agreement – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
4.18	Form of Senior Convertible Note – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.19	Form of Warrant – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.20	Notice of Adjustment dated April 1, 2008, filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2008 and incorporated by reference herein.

10.1*	Employment Agreement, dated September 24, 2008, by and between the Company and Carlos A. Riva – filed herewith

10.2	Employment Agreement, dated September 24, 2008, by and between the Company and William H. Baum – filed herewith

10.3	Employment Agreement, dated September 24, 2008, by and between the Company and Gerald M. Haines II – filed herewith

10.4	Employment Agreement, dated September 24, 2008, by and between the Company and Mary Ellen Jones – filed herewith

10.5	Employment Agreement, dated September 24, 2008, by and between the Company and John R. Malloy, Jr. – filed herewith

10.6	Employment Agreement, dated September 24, 2008, by and between the Company and Janet Roemer – filed herewith

10.7	Employment Agreement, dated September 4, 2008, by and between the Company and Gregory L. Powers – filed herewith

10.8††	Joint Development and License Agreement, dated as of August 1, 2008, by and among Verenium Biofuels Corporation, BP Biofuels North America LLC and Galaxy Biofuels LLC – filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - filed herewith.

†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Indicates management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: November 10, 2008	/s/ JOHN A. MCCARTHY, JR.
John A. McCarthy, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)