Form 10-K
period 2008-12-31
VERENIUM CORP
filed 2009-03-16
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008; or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $50.0 million.*

The number of shares outstanding of the Registrant’s common stock was 74,009,371 as of March 12, 2009. The Registrant has no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2009 are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of those portions that are specifically incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this report or incorporated by reference herein.

*	Based on the closing price of the Registrant’s common stock on the Nasdaq Global Market on June 30, 2008 of $1.93 per share. Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

VERENIUM CORPORATION

FORM 10-K

For the Year Ended December 31, 2008

Forward Looking Statements

This report contains statements that are “forward-looking” and involve a high degree of risk and uncertainty.

Forward looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements,

•	the length of time that we will be able to fund our operations with existing cash and cash commitments;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the expected benefits of our strategic partnership with BP;

•	our ability to continue as a going concern;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effects of governmental regulation and programs on our business and financial results;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements, grants and licenses granted to third parties and our ability to maintain our collaborative relationships with third parties;

•	our ability to repay our outstanding debt (including in connection with any “make-whole” payments that may be due upon conversion of our 2008 Notes);

•	the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock;

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Forward looking statements applicable to our biofuels business include statements related to:

•

potential growth in the use of ethanol, including cellulosic ethanol, the economic prospects for the ethanol industry and cellulosic ethanol and the advantages of cellulosic ethanol versus ethanol and other fuel sources;

•	the continued development of our pilot facility;

•	the optimization of our demonstration-scale facility and our plans to prove the economic and commercial viability of our cellulosic ethanol production process by the end of 2009;

•	the financing, development and construction of commercial-scale cellulosic ethanol facilities;

•	our ability to use multiple feedstocks to produce cellulosic ethanol;

•	our expectations regarding funding amounts from the U.S. Department of Energy; and

•	the implied value of our biofuels business model.

Forward looking statements applicable to our specialty enzymes business include statements related to:

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins; and

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of the products in our specialty enzymes business.

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

Trademarks

Cottonase, DirectEvolution, Fuelzyme, GigaMatrix, Luminase, PathwayLibraries, Purifine, Phyzyme, Pyrolase, are our registered trademarks. Celunol, Diversa, GeneReassembly, Gene Site Saturation Mutagenesis, GSSM, SingleCell, Tunable GeneReassembly, Verenium and are our trademarks. Phyzyme is a trademark of Danisco Animal Nutrition. Quantum is a trademark of Syngenta Animal Nutrition. Bayovac is a trademark of Bayer Animal Health. This report also refers to trade names and trademarks of other organizations, each of which is the property of its respective owner.

PART I

ITEM 1.	BUSINESS.

Overview

We were incorporated in Delaware in December 1992 under the name Industrial Genome Sciences, Inc. In August 1997, we changed our name to Diversa Corporation. On June 20, 2007, we completed a merger transaction with Celunol Corp. The combined company was renamed Verenium Corporation. We possess a portfolio of specialty enzyme products and are developing technical and operational capabilities designed to enable the production of low-cost, biomass-derived sugars for a number of major industrial applications, including the commercialization of advanced biofuels. In connection with the corporate name change, we also changed our NASDAQ ticker symbol from “DVSA” to “VRNM” and began trading under the new ticker symbol effective June 21, 2007.

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We believe the most significant near-term commercial opportunity for our biofuels business segment is the large-scale commercial production of cellulosic ethanol derived from multiple biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant near-term commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 16 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are (i) integrated solutions for the production of advanced biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for alternative fuels, specialty industrial processes, and animal nutrition and health. We have current collaborations and agreements with market leaders, such as BP Biofuels North America LLC, or BP, Bunge Oils, Cargill Health and Food Technologies, and Syngenta AG, each of which complement our internal technology and product development efforts.

We expect to continue to invest in these commercialization efforts, primarily in the area of biofuels. We believe this will not only benefit our mission to advance the commercialization of cellulosic ethanol within our biofuels business unit, but will also enable us to create additional enzyme market opportunities that are focused on external applications for the broader biofuels industry.

To advance our efforts to accelerate technology development and commercialization of cellulosic ethanol, we have partnered with BP in two joint ventures. The first joint venture commenced in August 2008, and is focused on the further development and validation of our first-generation cellulosic ethanol technology, which will be deployed in our first commercial facility. The second joint venture commenced in February 2009, and will serve as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under the first joint venture. We recently announced plans to build our first 36 million gallons-per-year (MGY) commercial cellulosic ethanol plant in Highlands County, Florida. We, with BP, expect to break ground on this plant in 2010, and to begin producing cellulosic ethanol from this facility in 2012. The primary focus of our second joint venture with BP is to progress the development of this facility, as well as the development of a second potential commercial site on the Gulf Coast which was contributed to the joint venture, and to create future opportunities for leveraging cellulosic ethanol technologies.

We have a substantial intellectual property estate comprising more than 250 issued patents and more than 350 patent applications as of March 12, 2009. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection of our key intellectual property assets.

Our Strategy

The key elements of our corporate strategy are to:

Develop integrated solutions for the emerging cellulosic ethanol industry for use in production facilities that we own and operate, individually or jointly with partners, as well as those of third-party licensees.    We intend to use our leadership position to develop novel, high-performance enzymes and to advance our technology and process development capabilities, together with BP, at our pilot and demonstration-scale facilities in Jennings, Louisiana to exploit opportunities in the developing market for the production of cellulosic ethanol. We have established our business model based upon the belief that owning and managing cellulosic ethanol production facilities in conjunction with strategic partners, including BP, will allow us to create economic value by incorporating our scientific and engineering skills into the production facilities. Through our Galaxy Biofuels LLC, or Galaxy, joint venture with BP, we may also license our proprietary technology to extend our commercial reach and accelerate our market penetration.

Establish a sustainable, high-growth, profitable specialty enzyme business.    Our specialty enzyme products and product candidates target high-value applications where we believe our enzyme discovery and optimization technologies can deliver superior, proprietary solutions. We believe our combination of independent and partnered products is positioned to generate substantial product revenues at attractive gross profit margins. In 2008 we generated approximately $49 million in such revenues, an increase of nearly 90% over 2007. We hope to achieve increased product sales and profit margins to support the future growth and profitability of our portfolio of products sold directly by us and by our partners.

The key elements of our strategy within our biofuels business are to:

Provide an end-to-end solution for the production of cellulosic ethanol from a broad variety of biomass feedstocks for incorporation into our facilities and those of third-party licensees.    We are developing fully-integrated cellulosic ethanol production capabilities at our pilot and demonstration-scale facilities in Jennings, Louisiana to validate our production economics. We believe this will support commercial development of cost-effective end-to-end solutions for the production of ethanol from a variety of feedstocks, comprising:

•	pre-treatment of biomass to make the biomass fibers accessible to enzymes;

•	enzyme cocktails to break down biomass to its constituent five-carbon and six-carbon sugars; and

•	fermentation organisms to convert the two types of sugars into fuel ethanol.

We intend to use our integrated solutions, our ongoing research and development efforts, and our process improvements to support our strategy to own and manage, together with strategic partners including BP, cellulosic ethanol production facilities in the United States, and to make our technologies and know-how available to potential licensees throughout the world.

Be a leader in developing a cost-effective multi-feedstock commercial cellulosic ethanol production process.    We believe that early cellulosic ethanol commercialization could provide significant benefits in setting standards for the emerging cellulosic ethanol industry, giving us access to worldwide business opportunities, and attracting important scientific and business talent, among other potential benefits. While our costs of production of cellulosic ethanol may initially be higher than ethanol produced from sugar, a combination of significantly lower feedstock costs for cellulosic biomass, as well as production process cost improvements have the potential to substantially reduce total production costs for cellulosic ethanol to levels well below that of ethanol produced from grain such as corn. Corn is currently the primary feedstock for ethanol production in the United States.

Be the market leader in the design, development and operation of cellulosic ethanol production plants in the United States.    Through partnered and joint venture project development and ownership, we intend to advance a pipeline of commercial-scale cellulosic ethanol projects in the United States that we will own and operate, either independently or with other financial and operational partners, such as BP. We plan to develop cellulosic ethanol projects in conjunction with strategic partners who will enhance the competitiveness and ability to finance ethanol projects. Our early joint development strategy is focused on projects with strategic partners who bring financial resources and/or key supplies or services to project development such as feedstocks, sites, agricultural resources, on-site biomass boiler facilities or ethanol off-take agreements.

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

Pursue corporate partnerships to enable the development of a broad portfolio of enzyme products and commercialize additional enzyme products.    To date, we have commercialized 12 products independently and four products with our partners. We also have a pipeline of early- to late-stage product candidates that could be commercialized in the next several years, some of which may depend upon incremental investment from a strategic partner or partners.

We have identified key market segments where we hope to develop enzyme products through strategic partnerships. Our established criteria for entering into such partnerships include:

•	commercial revenue opportunity and novelty of the product(s);

•	estimated time to market;

•	regulatory hurdles;

•	infrastructure requirements; industry-specific expertise necessary for successful commercialization; and

•	sufficiency of financial resources to fund development and commercialization efforts.

We believe that partnerships will allow us to utilize our partners’ marketing and distribution networks, share the investment risk, and access additional resources to expand our product portfolio and market opportunities. In entering these agreements, we have typically sought to obtain a combination of technology access fees, research support payments, milestone payments, license or commercialization fees, and royalties or profit sharing income from the commercialization of products resulting from these alliances.

Protect and enhance our technology leadership position for the development of novel enzymes.    We believe that our particular scientific, manufacturing, process engineering and technology capabilities represent a significant, sustainable competitive advantage which we expect to maintain and extend. These capabilities include an end-to-end enzyme product solution, consisting of:

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

Our Business Segments—Biofuels and Specialty Enzymes

Our Biofuels Business

Biofuels Industry Overview

Biofuels are liquid fuels derived from agricultural and other natural or renewable sources. These fuels are used to complement the world’s supply of petroleum and other fossil fuels. A variety of factors contribute to an increasing awareness of and demand for biofuels including, but not limited to, the following:

•

Macroeconomic factors affecting the global supply of, demand for and price of oil, including significantly increased demand for oil from developing countries whose economies are growing at high rates, such as China and India, coupled with uncertain supplies of oil from sources throughout the world;

•

Policies and initiatives developed across the world aimed at reducing dependence on imported sources of oil, particularly from countries and regions that have exhibited the greatest level of instability;

•	Increasing awareness and incorporation of “flexible fuel vehicles,” or FFVs, into the world auto supply that are capable of operating on a wider variety of blends of gasoline and ethanol; and

•	Broadening development of the required infrastructure to support the use of fuel ethanol, including expansion of distribution channels and retrofitting wholesale and retail points of distribution.

The Energy Independence and Security Act of 2007, or EISA, was signed into law in 2007 and amended the Renewable Fuels Standard, or RFS, which was established in 2005. The RFS now mandates minimum annual usage of 9 billion gallons of renewable fuel in 2008, growing to 36 billion gallons by 2022. This includes 100 million gallons of cellulosic ethanol beginning in 2010 increasing to 16 billion gallons by 2022. At current ethanol prices of approximately $1.65 to $1.90 per gallon, this would translate into an addressable market of at least $26 billion annually, not including market opportunities for cellulosic ethanol outside of the United States.

The figure below details the mandated United States consumption of biofuels as provided for by the EISA.

Figure 1: United States Mandated Renewal Fuels Production (Billions of Gallons)

Source: Renewable Fuels Association; www.ethanolRFA.org

Many industry experts, including the Renewable Fuels Association, or RFA, believe corn-based ethanol production growth will continue to its natural limit of 12 to 15 billion gallons per year, in annual production. United States-based demand for ethanol is expected to meet, if not exceed, this production supply for reasons that include the following:

•

Strong legislative and government policy support—As stated above, the Energy Independence and Security Act of 2007 mandates minimum annual renewable fuel usage of 36 billion gallons per year by 2022, including 16 billion gallons of cellulosic biofuels.

•

Expansion of gasoline supply—By blending ethanol into gasoline, refiners can expand the volume of fuel available for sale especially when refinery capacity and octane sources are limited. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

•

Favorable tax treatment—One factor contributing to ethanol’s attractive economics is the availability of a federal excise tax credit available to blenders/retailers, known as the volumetric ethanol excise tax credit, or VEETC. The credit is currently set at $0.45 per gallon and is scheduled to expire on December 31, 2010. In addition, the Farm, Energy and Conservation Act of 2008 instituted a $1.01 per gallon cellulosic biofuels production credit, inclusive of the VEETC. This credit is set to expire on December 31, 2012. As currently structured, the $0.56/gallon difference between the $1.01 credit and the VEETC is payable directly to producers; in the event the VEETC expires, the full credit will become payable to producers.

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

•

Geopolitical concerns—The United States currently imports up to 65% of its oil needs, a dependency that is expected to continue. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil, which has added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have substantially increased their demand for oil. As a domestic, renewable source of energy, ethanol can help to reduce American dependence on foreign oil.

•

Ethanol as a gasoline substitute—Ethanol’s role in the United States is gradually shifting from that of an oxygenate/gasoline additive to a true gasoline complement/replacement. Most ethanol currently produced in the United States is used in a fuel blend of 10% ethanol and 90% gasoline called E10, which is used as an oxygenate/fuel additive. Further, during 2009, the US Environmental Protection Agency will evaluate a request from numerous grain ethanol producers to increase the maximum blend level in gasoline to as high as 15 percent. Automakers in the United States have been accelerating their work with FFV programs, according to the National Ethanol Vehicle Coalition (NEVC), resulting in an expanded fleet of vehicles capable of using a fuel blend of 85% ethanol and 15% gasoline, or E85. E85 contains significantly more ethanol than E10. Future widespread adoption of FFV’s could significantly increase ethanol demand and reduce the consumption of gasoline; however, widespread use of E85 in the United States is currently constrained by the lack of a broad distribution infrastructure and limited availability of FFVs. If more vehicles and service stations become E85 capable, this could act as a significant driver of United States ethanol consumption. While the push for E85 has lost momentum over the recent year due in large part to financial distress in the United States auto industry, the Obama Administration has considered support for a mandate for a minimum number of FFV’s by 2012.

The Case for Cellulosic Ethanol

Of all of the alternative fuels produced biologically or from biomass, known as biofuels, that are sold or are being developed, we believe the most significant market is that for fuel ethanol. Within the fuel ethanol market, we believe the most attractive current or future opportunities for our biofuels business are for fuel ethanol derived from cellulosic (plant) biomass, otherwise known as “cellulosic ethanol.”

Fuel ethanol has historically been produced commercially in the United States by processing sugars derived from the starch within a grain source, such as corn kernels, and then fermenting these sugars into ethanol. Recent studies suggest that, even if all United States corn production were dedicated to ethanol production, this would still not match total gasoline demand. Other studies and news articles suggest that, well before this level of production could be achieved, the price of corn would begin to negatively impact the costs of animal feed and food based on corn. This has led to an active, public debate of the relative merits of additional corn-based production of fuel ethanol.

An alternative that seeks to meet the need for additional sources of liquid fuels while addressing many of the challenges presented by corn-based ethanol involves the production of fuel ethanol from cellulosic biomass, or cellulosic ethanol. Cellulosic biomass, either agricultural waste or crop residues, such as plant stalks, stems, or leaves, or crops grown specifically for their energy content rather than for their use as food or feed sources, presents an abundant alternative source of sugars that can be converted into ethanol. Examples of cellulosic biomass suitable for conversion to ethanol (or biofuel) include sugarcane bagasse, energy cane, sorghum, switchgrass, wood chips, and corn stover. The production of ethanol from cellulosic biomass offers expected advantages over corn-based ethanol production including:

•

Low-cost, abundant sources of feedstocks that have no competitive food use—According to a joint report of the Department of Energy, or DOE, and the United States Department of Agriculture, or USDA, issued in 2005, land resources in the United States are capable of producing a sustainable supply of 1.3 billion tons per year of cellulosic biomass. The same report concluded that 1 billion tons of cellulosic biomass would be sufficient to displace 30% or more of the present petroleum consumption in the United States. In addition, according to an analysis by the Natural Resources Defense Council published in 2004, cellulosic biofuels could supply more than half of current transportation fuel needs in the United States by 2050, without decreasing the production of food and animal feed.

•

Ability to use lands unsuited to food agriculture—Many biomass crops can be grown on lands that are degraded, fallow or in pasture, in use for low-value agricultural crops, or otherwise unsuited for use in food crop agriculture. The production of biomass crops on such lands can relieve pressure on the diversion of prime agricultural lands, best suited for food production, into production of grain ethanol feedstocks.

•

Higher yields per acre: The use of high-biomass crops can result in significantly higher yields of ethanol, on a per-acre basis, than can be achieved using conventional grain ethanol technology. This yield advantage can result in significantly lower total land requirements, and reduce the pressure for conversion of lands into agriculture, a source of considerable controversy in the environmental community.

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

Our Process For Ethanol Production

Our process to produce ethanol from cellulosic material is illustrated below:

Figure 2: Process for Cellulosic Ethanol Production

Our process for producing cellulosic ethanol contains the following steps. While several steps are generic to other forms of ethanol production, there are three important steps (steps 4, 5 and 6, below) that we believe are unique to us and are accomplished by us in proprietary ways. The principal steps are as follows:

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

5.	Residue, in the form of a semi-solid mixture of cellulose and lignin, is sent for further processing

•

Cellulose is hydrolyzed into C6 sugars using proprietary enzyme cocktails. C6 sugars are simultaneously fermented using a proprietary engineered bacteria. The C6 fermentation process also yields ethanol referred to as “beer”;

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

We have employed this process only in small-scale production, including in our laboratories and at our pilot- and demonstration-scale plants in Jennings, Louisiana. We can not guarantee that this process will be effective or efficient for commercial production.

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

We have an exclusive worldwide license to use, develop and commercially exploit the ethanol production patent estate of the University of Florida Research Foundation, Inc., or UFRFI, numerous United States and foreign patents and patent applications and other related proprietary ethanol technology, and any extensions and improvements thereof for the production of ethanol, all of which is referred to herein as the UFRFI technology.

Our Biofuels Research and Technology

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

We currently conduct our research activities at our centralized research and development facility in San Diego, as well as at our pilot plant in Jennings, Louisiana. We have successfully conducted laboratory tests on a wide range of feedstocks to produce ethanol including sugar cane bagasse, energy cane, sorghum, corn fiber, sugar beet pulp, citrus pulp and citrus peels, wood wastes, such as saw and pulp mill waste, forestry wastes, such as hardwood and softwood thinnings, rice hulls, rice straw, and corn stover, and urban wastes, such as the paper portion of municipal solid waste and municipal green wastes. We believe our success in laboratory testing of a wide range of feedstocks will provide us the flexibility to utilize an array of feedstocks in our production process. Due to this feedstock flexibility, we believe we will be able to locate facilities in a variety of different geographic markets and, in many cases, closer to end-user markets.

In 2007, we completed a significant upgrade of our cellulosic ethanol pilot plant. We believe that this pilot plant is among the nation’s first pilot-scale cellulosic ethanol plants, and is a key asset of our on-going research and development program, providing us with the opportunity to refine production processes and validate our technology. In 2008, we completed construction of a 1.4 million gallons-per-year (MGY) demonstration plant on the same site, and in February 2009, we completed the commissioning of this facility. We plan to optimize the facility throughout 2009, and seek to have proven the economic and commercial viability of our cellulosic ethanol production process by the end of the year. We believe our demonstration-scale cellulosic ethanol facility represents one of the first of its kind in the United States. Further, we believe that our combined pilot and demonstration plant facilities will enable us to refine our production processes in advance of building, or partnering with others to build, commercial-scale cellulosic ethanol production facilities. Both the pilot plant and the demonstration plant are located at a site we own in Jennings, Louisiana.

Our Strategic Partnership with BP

We have entered into a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol. Our strategic partnership with BP is critical to our success in validating and commercializing our first-generation cellulosic ethanol technology. This strategic collaboration consists of two phases, which are described below and include a technology development joint venture and a commercial development joint venture.

In August 2008, we announced the initial phase of the partnership, which includes a joint technology development effort that utilizes our broad technology platform in an effort to supply enabling technology to support the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. During the initial 18-month phase of the joint development program, we expect to receive a total of $90 million in connection with our participation.

In connection with the joint development program, we formed Galaxy Biofuels LLC, or Galaxy, a special purpose entity, which is equally owned by BP and us, and entered into a Joint Development and License Agreement with BP. Galaxy has access to certain intellectual property rights held or controlled by the parties prior to entering the Joint Development and License Agreement, all of which will continue to be owned by the respective contributing company. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program and is responsible for administering the licensing of the technology package resulting from the joint development program. Prior to entering into this strategic partnership, we had no material relationship with BP.

We are primarily responsible for executing the joint development program and have agreed with BP that for a limited period we will not use our existing technology in any other technology development program in the defined field, with certain exceptions. The limited period may be extended if the joint development program between the parties is extended. While the primary focus of Galaxy is to encourage the use of the technology package resulting from the joint development program in facilities that are jointly-owned by BP and us in the United States, Galaxy may license the technology and the technology package to us and to BP separately, as well as to third-party commercial projects in the United States and elsewhere.

The financial terms of this phase of the strategic partnership include:

•

$45 million, payable in three installments, for broad access to our cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. We received cash payments of $24.5 million at closing and $6.5 million on January 2, 2009 and will receive an additional cash payment of $14.0 million on July 1, 2009.

•

$15 million paid on January 2, 2009 and an additional $2.5 million per month payable beginning February 2009 through and including January 2010 to co-fund various scientific and technical initiatives within the cellulosic ethanol field.

On February 18, 2009, we announced the second phase of our strategic partnership, a joint venture to develop and commercialize cellulosic ethanol from non-food feedstocks. The joint venture company, Highlands Ethanol LLC, or Highlands, is owned equally by us and BP. Highlands will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This collaboration is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for leveraging cellulosic ethanol technologies.

Together, we and BP have agreed to commit a total of $45 million in funding and assets to Highlands, including an aggregate cash commitment of $22.5 million from BP and contribution by us of development assets related to our Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. Highlands will be led and supported by a team comprised of employees from both BP and Verenium and will be governed with equal representation from both companies.

Highlands will initially focus on developing and securing financing for the commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site in 2010. The estimated construction cost for this 36 MGY facility is between $250 and $300 million. We expect the first production of cellulosic ethanol from this plant to begin in 2012.

Our Biofuels Commercialization and Growth Strategy

We intend to be the market leader in the design, development, and operation of cellulosic ethanol production plants using the following strategies:

•

Commercialization of Technology.    Our strategy is to become one of the first and leading domestic producers of cellulosic ethanol. We intend to achieve this first through the successful operation of our pilot and demonstration-scale plants in Jennings, Louisiana. With our commercialization partner BP, we are moving forward with the design, development and plans for construction of the first commercial-scale cellulosic ethanol plant in Highlands County, Florida.

•

Project Development and Ownership.    We intend to develop a pipeline of commercial-scale cellulosic ethanol projects in the United States that we will own and operate, either independently or with strategic partners, such as BP.

•

Joint Venture Project Development and Ownership.    We intend to develop cellulosic ethanol projects in conjunction with partners who may enhance our competitiveness and ability to finance our projects. Our early joint development strategy is focused on projects, developed with BP, under which we intend to engage partners or suppliers who bring key supplies, services, and capabilities to project development such as engineering, construction and operations expertise, as well as feedstocks, sites, on-site biomass boiler facilities or ethanol off-take agreements.

•

Worldwide Licensing of Technology.    We intend to pursue licensing arrangements ourselves and through the Galaxy joint venture with BP, including outside of the United States, to maximize the reach of our technology and increase our market penetration. We expect that these licensing efforts will accelerate after construction of a commercial plant is completed and the technology is proven at that scale.

•

Project Financing.    We intend to employ well-developed project finance structures using a prudent level of non-recourse debt in order to finance our facilities at an optimal cost of capital. We estimate that construction costs for the first commercial plant in Florida will be as much as $300 million. We hope to finance the majority of the cost of the commercial plant with non-recourse project finance debt through a loan guarantee program sponsored by the DOE. Together with BP, we recently submitted a joint application for this loan guarantee. Under the program, the DOE could grant loan guarantees in an amount up to 80% of the total capital cost of the project. There can be no assurance that we or BP will be successful in obtaining all or a portion of this loan guarantee.

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

We intend to utilize three scales of facilities in connection with the production of cellulosic ethanol. After a process for a given feedstock is developed at the laboratory scale, we test this process in our pilot plant, which is run as a research and development facility with components that generally have a capacity of less than 50,000 gallons of ethanol per year. The next stage of development is via a demonstration-scale plant, in which the process developed at the laboratory and the pilot plant is scaled-up to demonstrate the economics of producing cellulosic ethanol using the relevant feedstock and process at a scale of approximately 1.4 MGY. We intend to build, own, and operate multiple commercial-scale plants utilizing multiple feedstocks/processes throughout the United States and other parts of the world, either independently or with strategic and financial equity partners, including our commercialization partner, BP. Finally, assuming that the economics of producing cellulosic ethanol are adequately demonstrated in a commercial-level facility, we expect that, particularly for regions outside of the United States, we may enter into further licenses and/or strategic partnerships for our licensees and/or partners to deploy our technologies and processes in plants that they will build, own, and operate and from which we would derive royalties, profit-sharing, or other revenues, which we would share with BP through our Galaxy joint venture.

Where possible, plants may be co-located with other industrial facilities to leverage existing infrastructure, thus lowering capital and operating costs while accelerating commercial operation. We intend to develop and optimize the technologies and enzymes for the production of ethanol from biomass using our in-house research and development staff, strategic alliances, mergers and acquisitions, or a combination thereof.

Our planned activities under our commercial joint venture with BP may include executing agreements with strategic partners that may improve the competitiveness and financing attractiveness of our commercial projects. Our early partnering strategy also contemplates projects with strategic partners who bring key supplies or services to project development, such as feedstocks, sites, on-site biomass boiler facilities or ethanol off-take agreements. Industries offering these types of services and supply opportunities include the agriculture, industrial, petroleum refining, and gasoline blending industries, among others. Plants may be built at sites close to dedicated energy crops in order to minimize feedstock transportation costs. Because we believe our technology can accommodate many different feedstocks, and is not dependent upon geographic location or feedstock type, the potential for plant siting is broad and diverse.

We plan to generate economic return from jointly-owned commercial facilities through the sharing of net income generated from each commercial plant with our equity partners. We may also elect to sell a portion of any equity position we have in a commercial facility as a means to fund investments in future commercial facilities, research and development programs, acquisition of technologies, or to fund general working capital, as necessary.

Through our Galaxy joint venture with BP, we may also license our proprietary technology to extend our commercial reach and accelerate our market penetration, both outside the U. S. and domestically. In these instances, we may not pursue an equity interest in such projects, but instead may seek to earn license fees and royalties and fees related to technology transfer and process design. For example, under a technology transfer and license agreement, Marubeni Corp. and Tsukishima Kikai Co., Ltd., or TSK, currently operate a 1.4 million liters-per-year cellulosic ethanol demonstration plant using our proprietary technology in Osaka, Japan. We believe that this Marubeni/TSK plant represents the world’s first plant operating commercially to produce cellulosic ethanol from construction and demolition wood waste. Last year, through our relationship with Marubeni/TSK, construction was completed and operation began at a small scale plant in Sarubeni, Thailand, where our proprietary technology is used to commercially produce cellulosic ethanol from bagasse and molasses.

Our Specialty Enzymes Business

Within our specialty enzymes business, we have identified the following three focus areas in which we have pursued product opportunities either independently or through collaborations and distribution agreements with third parties:

•	Alternative fuels;

•	Specialty industrial processes; and

•	Animal nutrition and health.

Within these three focus areas, we have a combination of (i) enzyme products that either we or one of our partners have commercialized; (ii) enzyme product candidates that either we or one of certain partners are developing; and (iii) research and development programs for the development of additional enzyme product candidates and new or improved products and processes. We plan to pursue strategic partners that would provide the necessary capital to further advance our early-stage programs and products. Through our independent and collaborative research and development programs, we have developed commercial enzyme products across multiple markets. In addition, we have developed a pipeline of enzyme product candidates that we expect to launch independently and/or in collaboration with strategic partners. To date, we have commercialized 16 products, either independently or in collaboration with our partners.

The following table lists the key current products in our product portfolio, market applications, our partners, the estimated market size, and the development status of each.

Figure 3. Specialty Enzymes Current Product Portfolio

We market our specialty enzymes through a combination of our direct sales force, independent commissioned sales agents, and marketing and distribution agreements with our collaborative partners. Danisco Animal Nutrition, or Danisco, has been our largest customer for the past several years. Danisco accounted for approximately 53%, 35%, and 18% of our total revenue for the years ended December 31, 2008, 2007 and 2006. Our second largest customer, Syngenta, accounted for 13%, 27%, and 46% of our total revenue for the years ended December 31, 2008, 2007, and 2006.

Enzymes for Alternative Fuels

We have developed, either independently or through our collaborations, a number of enzyme products and product candidates that may be utilized to convert various sources of starch into sugars that can be used to produce ethanol from grains, commonly referred to as “bioethanol.”

Fuelzyme-LF Enzyme

Fuelzyme—LF enzyme is a next-generation alpha amylase enzyme designed to significantly improve the efficiency and economics of ethanol production from corn and other grain or starch sources. This product dramatically lowers the viscosity of either a grain mash or starch stream and operates at a much higher temperature and at a significantly lower pH than other commercially available enzymes. These enhanced characteristics offer ethanol producers the potential for substantial throughput advantages and cost savings. It works in concert with other enzymes to efficiently convert the starch present in corn and other sources into sugars that can then be processed into ethanol. Ethanol producers have traditionally used other alpha amylase enzymes that do not reduce the mash or starch stream viscosity as efficiently as our enzyme, thus limiting plant capacity. In addition, the conventional alpha amylases operate at a higher pH than downstream fermentation, requiring costly process adjustment (pH reduction with sulfuric acid), whereas Fuelzyme™-LF optimum pH is much closer to that of the fermentation process. We manufacture this enzyme under our agreement with Fermic S.A. de C.V., a U.S. Food and Drug Administration-approved fermentation and synthesis plant located in Mexico City. We estimate that the addressable market for this product is in excess of $150 million per year in the United States.

Purifine Enzyme for Biodiesel Applications

We announced in October 2006 that Purifine enzyme was approved by the U.S. Environmental Protection Agency (EPA) for non-food applications, thus enabling commercial-scale trials in dedicated biodiesel plants to determine the extent to which Purifine enzyme can improve overall yield of biodiesel fuel from seed oil processing. While we developed our Purifine enzyme primarily for the edible oils market, it is used very early in the vegetable oil refining process, before the point where the refining process differentiates between food and non-food (biodiesel) applications. Our laboratory studies have shown that Purifine enzyme provides significant benefits in the simplified refining processes utilized during preparation of seed oils for biodiesel. These benefits include increased yield, reduced chemical usage, improved operating efficiency, and reduced waste by allowing a higher percentage of the vegetable oil feedstock to be recovered and converted to biodiesel.

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

Lignocellulosic Enzymes

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

We are developing lignocellulosic enzyme “cocktails” as part of our overall objective of developing a new, more cost-effective process to break down the more complex starting materials locked within cellulosic biomass into fermentable sugars that could be used to produce cellulosic ethanol. Over the years, we have had several research and development programs aimed at developing these cocktails of enzymes, including programs with Syngenta AG, DOE, Du-Pont Bio-Based Materials, and New Zealand’s Scion and AgResearch Institutes. Our current, active agreements are discussed below.

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

Our initial guaranteed funding period for our sugarcane bagasse program with Syngenta ended in 2008, and we do not expect significant future funding from Syngenta to support this program; however, we have retained development and intellectual property rights to this program, and plan to continue supporting the program internally and with additional grant funding from the DOE.

United States Department of Energy (DOE)

On July 14, 2008, the we announced that we had been awarded a grant from the DOE under a $40 million program to support the development of small-scale cellulosic ethanol biorefinery plants. The total award allocated to us under the program of $10.0 million will be used towards scaling and validating our cellulosic technology for commercialization at the demonstration-scale facility in Jennings, Louisiana.

In February 2008, we were awarded a $8.5 million grant for the development of improved enzyme systems to be used in converting biomass into clean, renewable cellulosic ethanol. The grants are being appropriated over a four-year period beginning in 2008 and expiring in 2011. Under this grant, we are leveraging our proprietary library of enzymes and DirectEvolution technology to develop and optimize more robust and cost-effective enzymes to breakdown biomass.

In March, 2007, we were selected as one of five recipients of a DOE project focused on developing highly efficient fermentative organisms to convert biomass material to ethanol. With the grant, we continue to advance the ethanologen platform licensed from the University of Florida. Further development of the fermentation organisms is focused on optimizing the ability to ferment sugars produced from a wide variety of feedstocks and to increase robustness in a commercial-scale fermentation process, while simultaneously reducing costs and increasing product yields.

New Zealand’s Scion and AgResearch Institutes

In July 2008, we announced that we were awarded a three-year, $5.4 million grant from the New Zealand Foundation for Research, Science and Technology for use in the next-stage of development by the New Zealand Lignocellulosic Bioethanol Initiative, a trans-Pacific research collaboration. This initiative builds from previous collaborative research among Verenium, New Zealand’s Crown Research Institutes Scion and AgResearch, and New Zealand’s largest pulp and paper producer, Carter Holt Harvey. With this award, the collaboration intends to further evaluate the viability of producing cellulosic ethanol from New Zealand’s softwood forest resource through pilot-scale trials of existing lab-scale research on pre-treatment and enzymatic processing.

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

Purifine for Enhanced Processing of Edible Nutritional Oil

In January 2006, we announced that our Purifine enzyme received Generally Recognized As Safe, or GRAS, approval from the FDA for edible oil applications. Based on this approval, we launched Purifine on a commercial basis in 2007, and entered into an agreement with Bunge Oils, Inc. whereby we would take advantage of their process scale-up expertise to develop and validate the Purifine-based degumming process at scale. In addition, we are working with Bunge to develop next-generation enzyme products for vegetable oil processing.

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

When used as an additive in animal feed applications, phytase enzymes allow higher utilization of naturally occurring phosphorus from the feed, thereby increasing its nutritional value and reducing phosphate pollution. We estimate that the worldwide market for phytase enzymes is more than $300 million per year, and growing at more than 5% per year. Recent estimated growth in the worldwide market for phytase enzymes has been driven by economics as well as regulatory pressure to decrease pollution caused by the phosphate-rich waste from swine and poultry farms that is a leading cause of water pollution. We have one commercial phytase product to address this market, and have one under development with Syngenta.

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

Through our collaboration with Syngenta, we have also developed a next-generation transgenic phytase product candidate, which Syngenta refers to as Corn Phytase, that is intended to be grown directly in corn. This product is intended to be both cost-effective and heat-stable. We are entitled to receive royalties from Syngenta on sales of products incorporating Corn Phytase. We cannot predict with certainty when, if ever, any products incorporating Corn Phytase will receive regulatory approval in the United States or any other countries, or whether any such products will be accepted by the intended customers of such products.

•	Quantum

In December 2003, Quantum phytase, another animal feed enzyme we developed under our collaboration with Syngenta, received regulatory approval in Mexico and subsequently received regulatory approval in other countries, including Brazil. This was the first product we commercialized with Syngenta. In February 2008, AB Enzymes and AB Vista (collectively, “AB”), both subsidiaries of Associated British Foods plc, announced the acquisition of Syngenta’s Quantum Phytase feed enzyme business. Prior to this transaction, we supplied Quantum to Syngenta pursuant to a manufacturing and supply agreement. We do not currently manufacture Quantum for, or supply Quantum to, AB.

Animal Health Vaccines for Prevention or Treatment of Disease

•	Bayovac SRS

Over the past several years, we worked on the development, optimization, and manufacture of vaccines for use in animal health. Our initial product, Bayovac SRS, was a proprietary and novel subunit recombinant vaccine for farmed salmon. Our single source of revenue was from Bayovac SRS through a licensing and collaboration agreement with Microtek International Inc, who distributed the product to a single customer, Bayer Animal Health, since its commercial launch in 2004.

In late 2007, because of new entrants into the animal vaccine market and resulting pressure on pricing and margins, we made the strategic decision to exit the animal health vaccine market to focus on product commercialization efforts in areas that are more strategic to our current focus, namely biofuels. In connection with this decision, we terminated our Licensing and Collaboration Agreement with Microtek, and discontinued sales of Bayovac SRS in 2008.

Our Strategic Partnerships

Our strategy includes pursuing strategic collaborations with market leaders in our target markets. In exchange for selected rights to our technologies, current and future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners’ established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees and research support payments, as well as milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of any products that result from the alliance. As of December 31, 2008, our strategic partners have provided us more than $315 million in funding since inception and are committed to additional funding of more than $100 million through 2012, subject to our performance under existing agreements. This includes the commitment by BP of $22.5 million to our recently announced Highlands joint venture, which will be used solely within the joint venture.

Our significant strategic partnerships include the following:

Biofuels

BP

As more fully described on page 12 and 13 of this annual report on Form 10-K, we have a two-phase strategic partnership with BP focused on the development and commercialization of cellulosic ethanol technology.

Specialty Enzymes

Syngenta

In addition to research collaborations we entered into in 1999 and 2003 with affiliates of Syngenta AG, a related party, in December 2006, we entered into a license and research agreement to supersede and replace the aforementioned research collaborations. This license and research agreement is focused on the discovery and development of a range of novel enzymes to economically convert pre-treated cellulosic biomass to mixed sugars—a critical step in the process of biofuel production. This license and research agreement allows us to independently develop and commercialize fermentation-based enzyme combinations from our proprietary platform, and we are free to pursue opportunities for the integrated commercialization of biofuels. Syngenta has exclusive access to enzymes from our platform to express in plants for enhanced cost-effective production, in addition to certain rights to develop a combination of transgenically-expressed enzymes and enzymes expressed via fermentation as part of so-called “mixed delivery” enzyme cocktails. Under the terms of the agreement, Syngenta agreed to provide us guaranteed research funding of a minimum of $8 million in each of 2007 and 2008. We are also eligible to receive certain milestone and royalty payments aligned to product development success. We do not currently anticipate a significant level of future funding from Syngenta beyond the initial funding period.

The agreement has a 10-year term, and either party may terminate the license and research agreement upon the other party’s material uncured breach or default in the performance of any of its obligations under the agreement or in the event the other party becomes subject to voluntary or undismissed involuntary bankruptcy or similar proceedings. In addition, the license and research agreement with Syngenta may be terminated by Syngenta in the event that we undergo a change of control while we are performing research under the license and research agreement and either the change of control transaction is with or involving any entity that is a competitor of Syngenta or its affiliates or, as a result of the change of control, Syngenta reasonably determines in its sole judgment that such change of control would have an adverse effect on our ability or the ability of the surviving entity to perform the research collaboration agreement’s research program.

Revenue recognized under the Syngenta agreements was $9.4 million, $12.7 million and $22.7 million for the years ended December 31, 2008, 2007, and 2006.

Bunge Oils

In February 2006, we entered into an agreement with Bunge Oils, Inc., a part of Bunge North America, to discover and develop novel enzymes optimized for the production of edible oil products with enhanced nutritional or health benefits. Under the terms of the agreement, we are responsible for discovering, optimizing, and manufacturing enzymes, and Bunge is responsible for commercializing oils using new enzyme-enabled processes. We received an upfront technology access fee and receive full research funding for our enzyme discovery and development activities under the project. Further, we are also eligible to receive milestone payments for successful enzyme development activities as well as royalties on any products that are commercialized.

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

Cargill Health and Food Technologies

In 2005, we signed a collaboration agreement with Cargill Health and Food Technologies to discover and develop novel enzymes for the cost-effective production of a proprietary Cargill product involving multiple enzyme steps, and in 2006, this collaboration agreement was expanded to include additional enzymes beyond the initial targeted set. In 2007, this agreement was further extended through May 2008. Under the terms of the agreement, we received upfront payments and research funding, and we are entitled to receive milestone payments, license fees, and royalties on products that may be developed under the agreement. In May 2008, Cargill exercised an early option to license one of the enzymes under the agreement.

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

Once an enzyme of interest is discovered from a microbial sample, the genetic sequence of the gene encoding it can be studied, and genetic variation can be introduced in an attempt to modify its function through a process of test tube evolution. Genetic variation is generated predominantly by two methods: mutation and recombination. Mutation is the introduction of changes into a gene. Mutation can be achieved by several methods, including forcing the DNA to replicate in a manner that intentionally causes random changes. Recombination, or shuffling, the other method for producing genetic variation, is the mixing of two or more related genes to form hybrids. However, the generation of improved variants has, to date, been inefficient and laborious, or has allowed only closely related genes to be recombined.

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

Our GigaMatrix platform permits rapid screening of genes and gene pathways, and has increased the productivity of our discovery programs for products such as novel enzymes. The GigaMatrix technology greatly expands the amount of molecular diversity that can be screened to discover products. The platform also dramatically reduces equipment and operator time through massively parallel dispensing and reading of biological samples. The GigaMatrix plates, with wells each about the diameter of a human hair, are reusable and require only miniscule volumes of reagents, making them highly cost effective.

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

In addition to altering single genes using our GSSM technique, we use our Tunable GeneReassembly technology for the reassembly of related or unrelated genes from two or more different species or strains. Our Tunable GeneReassembly technology recombines multiple genes to create a large population of new gene variants. The new genes created by Tunable GeneReassembly are then screened for one or more desired characteristics. This evolutionary process can be repeated on reassembled genes until new genes expressing the desired properties are identified. Tunable GeneReassembly technologies can be used to evolve properties which are coded for by single or multiple genes. We have received more than 20 patents worldwide for our broad portfolio of proprietary processes for evolution, from gene shuffling based on interrupted DNA synthesis, to Tunable GeneReassembly, GSSM, and a number of additional evolution technologies. We believe that the ability to selectively apply our GSSM and Tunable GeneReassembly technologies to optimize enzymes provides us with a distinct competitive advantage over competing technologies. In one program, we have used this technology to improve enzyme stability by a factor of 30,000.

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

Government Grants and Contracts

To date we have received grant contracts for more than $50 million in funding from a number of government agencies, including the United States Department of Defense, the DOE, and the National Institutes of Health. Revenue related to government grants and contracts was $6.9 million, $2.7 million and $3.3 million for the years ended December 31, 2008, 2007, and 2006. As of December 31, 2008, we had approximately $19.1 million in funding committed from various government agencies through 2012.

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

License or Other Acquisition Agreements

Biofuels

Marubeni Corporation and Tsukishima Kikai Co., Ltd

In July 2001, we signed a Joint Development and Technology Transfer Agreement with the Marubeni Corporation and Tsukishima Kikai Co., Ltd., or TSK. Our technology transfer agreement with Marubeni and TSK covers certain markets in Japan, Malaysia, Thailand, and Indonesia. Under this agreement, Marubeni, TSK, and their partners have built a 1.4 million liters-per-year cellulosic ethanol production facility which is currently in start-up and commissioning, and which we believe will be the world’s first plant operating commercially that will produce cellulosic ethanol from construction and demolition wood waste. This plant, in Osaka, Japan, is expected to be expanded later to produce 4 million liters-per-year of cellulosic ethanol per year. In addition, through our partnership with Marubeni, construction was completed and operation began at a small scale plant in Sarubeni, Thailand, where our proprietary technology is used to commercially produce cellulosic ethanol from bagasse and molasses.

University of Florida Research Foundation, Inc. (UFRI)

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

Competition

Biofuels

The United States ethanol market is highly competitive as well as highly fragmented. According to the Renewable Fuels Association, or the RFA, the United States ethanol industry trade association, world ethanol production was 17.3 billion gallons in 2008, of which approximately 9.2 billion gallons was produced in the United States. The United States and Brazil are the world’s largest producers of ethanol. The ethanol industry in the United States consists of more than 100 production facilities and is primarily corn-based, while Brazilian ethanol production is primarily from sugar cane.

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

Any enzyme products that we develop will compete in multiple, highly competitive markets. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S and Genencor International Inc. are involved in development, overexpression, fermentation, and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. We believe that the principal competitive factors in our market are access to genetic material, technological experience and expertise, and proprietary position. We believe that we compete favorably with respect to the foregoing factors.

Manufacturing Strategy

Biofuels

Please refer to the previous description of our biofuels planned production and commercialization and growth strategies on page 13 through 14 of this annual report on Form 10-K.

Specialty Enzymes

Our specialty enzyme manufacturing strategy is to secure contract manufacturing relationships with qualified third parties possessing sufficient fermentation capacity to meet our commercial production requirements. We add supplemental equipment as required for our specific products, and we place our own technical personnel on site at contract manufacturing facilities to plan and supervise our production. Our employees have significant experience in scale-up and production of fermentation products, including industrial enzymes. We have cleared regulatory requirements for our commercial enzymes, and we are producing these products at commercial scale in connection with our manufacturing agreement with Fermic, S.A. de C.V., or Fermic. We manufacture products for our own sales in addition to products produced under supply agreements for three of our partners. We have our own pilot development facility in San Diego, CA that is used for developing new products and processes, providing developmental quantities of products for internal and external use, and for producing commercial quantities of smaller-scale specialty products. We will continue to depend on contractual arrangements with third parties to provide the bulk of the capital infrastructure required for large-scale commercial manufacturing.

During 2002, we entered into a manufacturing agreement with Fermic, a United States Food and Drug Administration-approved fermentation and synthesis plant located in Mexico City, to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four-year period. The agreement was further modified in 2006 to adjust for certain cost increases, and to provide extended timeframes for installing incremental capacity. Under the terms of the agreement, under limited circumstances we can cancel the committed purchases with thirty months’ notice. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of December 31, 2008, under this agreement we have made minimum commitments to Fermic of approximately $41.3 million over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of our products. Through December 31, 2008, we had incurred costs of approximately $19.1 million for equipment related to this agreement. During 2009, we anticipate spending as much as $1.4 million in additional equipment costs related to the manufacturing agreement. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

Fermic is currently our sole supplier for commercial-scale enzymes. We do not currently depend on any single supplier for the raw materials necessary for the operation of our business.

Government Regulation and Environmental Matters

Biofuels

We are, and will upon completion of our ethanol production facilities, be subject to various federal, state and local environmental and other laws and regulations, including, but not limited to, those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and the health and safety of our employees. Some of these laws and regulations can require expensive pollution control equipment or operational changes in order to limit actual or potential impacts to the environment. Violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. We do not anticipate a material adverse impact on our business or financial condition as a result of our efforts to comply with these requirements.

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

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures, also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We currently do not have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

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

Proprietary Rights

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, to maintain trade secrets, to operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. As of December 31, 2008, we owned more than 250 issued patents relating to our technologies and had more than 350 patents pending. In addition, as of December 31, 2008, we had in-licensed over more than 100 patents or patent applications that we believe strengthen our patent position.

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

Our intellectual property rights may be challenged by others. For example, in February 2007, an interference proceeding was declared in the United States Patent and Trademark Office between a United States patent assigned to us and a pending United States patent application owned by another party, with allowable claims directed to our GeneReassembly technology. On February 25, 2008 the Board of Patent Appeals and Interferences ruled against us and the claims in our issued patent were cancelled.

We may also become involved in disputes as to whether we infringe the intellectual property rights of others. We cannot assure you, that if we are sued on any patent we would prevail. If we become involved in such a dispute, we may be exposed to a significant damage award and/or injunction that could have a material adverse effect on our business.

Employees

As of December 31, 2008, we had 303 full-time employees, 27 of whom held Ph.D. degrees. Of these employees, 219 were engaged in research and development and 84 were engaged in business development, sales and marketing, finance, and general administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

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

Risks Applicable to Our Business Generally

We should be viewed as an early stage company with new and unproven technologies

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company or cellulosic ethanol manufacturing company. Our existing proprietary technologies are new and in the early stage of development for both biofuels and specialty enzymes. We may not be successful in the commercial development of these or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 12 of our own products, all in the specialty enzymes area, including our Purifine, Fuelzyme, and Luminase enzymes. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. We have not yet commercialized any products or processes related to our biofuels segment. Our specialty enzyme products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates or biofuels production processes that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, or if we are unable to sell our cellulosic ethanol or an integrated solution for the production of cellulosic ethanol, we will have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding in connection with such efforts.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including a net loss of approximately $185.5 million for the year ended December 31, 2008. As of December 31, 2008, we had a working capital deficit of $23.8 million, and an accumulated deficit of approximately $622.6 million. We expect to continue to incur additional losses for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2009 will result from the same source. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. Over the past two years, our product revenue in absolute dollars and as a percentage of total revenues has increased significantly. Due to uncertainty in current market conditions, our product revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, our general and administrative expenses might increase based on broadening our infrastructure to support continued growth in the business. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

We may not achieve any or all of our goals and, thus, we cannot provide assurances that we will ever be profitable or maintain revenues at current levels. If we fail to achieve profitability and maintain or increase revenues, the market price of our common stock will likely decrease.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. We incurred net losses of $39.3 million, $107.6 million, and $185.5 million for the years ended December 31, 2006, 2007 and 2008, and have an accumulated deficit of $622.6 million and working capital deficit of $23.8 million as of December 31, 2008.

We have used the proceeds received from sales of our 2007 Notes in April 2007 and 2008 Notes in February 2008 to make enhancements to our pilot facility, to complete construction and commissioning of our demonstration-scale facility in Jennings, Louisiana, to advance development of the site for our first commercial cellulosic ethanol plant, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to our merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues business reach levels at which we can fully support our operating and capital expenditures.

We will require additional capital to fund our operations, including substantial capital to fund the first commercial cellulosic ethanol plant with BP, which we estimate will cost as much as $300 million to complete. We believe that we will be successful in raising or generating additional cash to fund these requirements through a combination of additional corporate partnerships and collaborations, federal and state grant funding and loan guarantees, project financing, including non-recourse debt, product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures.

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

We will need to raise more money to continue to fund our business in 2009 and beyond. Our capital requirements will depend on several factors, including:

•

Expenditures and investments to implement our biofuels business strategy, including increased capital expenditures in relation to such strategy, for example, to optimize our demonstration-scale facility, and build our commercial-scale facilities;

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

We may seek additional funds through a combination of existing and additional corporate partnerships and collaborations, federal, state and local grant funding and loan guarantees, product sales, selling or financing assets, and the sale of equity or debt securities. In addition, we expect to attempt to raise funds in the non-recourse, project-finance capital markets to finance growth of our project portfolio. Such funds may not be available to us or may be available on terms not satisfactory to us. We currently have applications pending for federal, state and local financial incentives such as loan guarantee programs and grants; however, such funds may not be available to us in adequate amounts, if at all. An inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

If we cannot raise more money, we will have to implement one or more of the following remedies:

•	reduce our capital expenditures;

•	scale back our development of new enzyme products;

•	scale back our efforts to commercialize cellulosic ethanol;

•	significantly reduce our workforce;

•	sell some or all of our assets;

•	seek to license to others products or technologies that we otherwise would seek to commercialize ourselves; and/or

•	curtail or cease operations.

If the recent volatility in the United States and global equity and credit markets and the decline in the general world economy continue for an extended period of time, it may become more difficult to raise money in the public and private markets and harm our financial condition and results of operations.

The United States and global equity markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. This volatility in the market affects not just our stock price, but also the stock prices of our collaborators. In addition, this volatility has also affected the ability of businesses to obtain credit and to raise money in the capital markets. If we or our collaborators are unable to obtain credit or raise money in the capital markets, we may not be able to continue to fund our current research and development projects, fund our current products, raise project finance capital for the development of commercial celllulosic ethanol plants, or otherwise continue to maintain or grow our business.

We may not have adequate funds to pay interest on our 5.5% Convertible Senior Notes, or 2007 Notes, or to purchase the 2007 Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. As of March 12, 2009, $99.5 million of the 2007 Notes remains outstanding. The 2007 Notes also require us to pay interest at the rate of 5.5% per year in cash. If a “fundamental change”, which is defined in the indenture related to the 2007 Notes, occurs, holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or to purchase or repurchase the 2007 Notes when required, we will be in default under the indenture for the 2007 Notes, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

We may not have adequate funds to pay interest or “make-whole” payments on our 8% Senior Convertible Notes, or 2008 Notes, or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. As of March 12, 2009, approximately $51.4 million of the 2008 Notes remains outstanding.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions (including that the shares to be issued must be registered for resale under a registration statement filed with the Securities and Exchange Commission), pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and our ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is accordingly limited. As of March 12, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $13.2 million, a substantial portion of which we may be required to settle in cash. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, our cash resources at that time could be insufficient to make the required “make-whole” payments. Also, one holder of 2008 Notes has asserted that certain “make-whole” payments made to it in shares should have been paid in cash, and has submitted conversion notices asserting a conversion price of $1.47, rather than $2.13, for a portion of its 2008 Notes. We have disputed both assertions and believe our positions are correct. However, if we were found to have been required to pay such “make-whole” payments in cash, or were found to have otherwise not satisfied our obligations under the 2008 Notes, we could, among other negative consequences, be required to redeem the 2008 Notes in whole or in part. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events, and any borrowing agreements which we may enter into from time to time may similarly require early repayment of borrowings under circumstances like those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. We may not have sufficient funds to pay the interest, “make-whole” payments or repurchase or redemption amounts of the 2008 Notes when due, or any amounts due under other borrowing agreements at the same time such amounts are due under the 2008 Notes or otherwise, and any default under the 2008 Notes or any other borrowing agreements (including the 2007 Notes) could cause events of default under our other debt obligations (including the 2008 Notes and the 2007 Notes, as applicable). Any of these events could cause the maturity of some or all of our debt obligations (including the 2008 Notes and the 2007 Notes, as applicable) to be accelerated, and could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations.

Conversion of the 2008 Notes and/or the 2007 Notes, exercise of related warrants, anti-dilution adjustments that may occur under the 2008 Notes and/or the related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes and/or the 2008 Notes and related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $8.16 per share to $6.40 per share, based on a re-set provision contained in the 2007 Notes. In February 2009, the conversion price of the 2008 Notes decreased from $4.09 per share to $2.13 per share, based on a re-set provision contained in the 2008 Notes. These re-sets in the applicable conversion prices for the 2007 Notes and the 2008 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

The 2008 Notes also contain full ratchet anti-dilution protection, which could cause further reductions in the $2.13 conversion price for the 2008 Notes should we engage in subsequent issuances that trigger those provisions. One holder of the 2008 Notes has also submitted conversion notices for a portion of its 2008 Notes asserting a conversion price of $1.47. We have disputed this assertion and believe our position is correct; accordingly, we have processed the holder’s conversion notices at $2.13. If we were required to honor those conversion notices at the lower conversion price, by a court or otherwise, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to be come issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2008 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2008 Notes, we will be issuing relatively more shares than if our stock price was at a higher level. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2008 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

The covenants in the 2008 Notes restrict our financial and operational flexibility.

We are subject to certain covenants under the 2008 Notes that restrict our financial and operational flexibility. For example, we are restricted from incurring additional indebtedness (other than certain project financing debt and up to $15 million principal amount of additional indebtedness, subject to increase in certain circumstances based on the closing sale price of our common stock). In addition, if we sell, transfer or dispose of any part of our specialty enzymes business unit (other than sales or licenses in the ordinary course of business and other than any sales, dispositions or other transfers, in one or a series of related transactions, providing for gross proceeds of $1 million or less), we are required to deposit cash in a restricted cash account for the benefit of the holders of the 2008 Notes in an amount equal to the lesser of 50% of the total consideration received for such sale, transfer or disposition and 50% of the then outstanding principal amount of the 2008 Notes. The obligation to make such a deposit terminates when the closing sale price of our common stock exceeds $7 per share for 30 consecutive trading days and certain other conditions are satisfied. As a result of these covenants, our ability to finance our operations through the incurrence of additional debt or the sale of our specialty enzymes business unit is limited. The 2008 Notes also include a covenant prohibiting us from repaying, redeeming, restructuring or modifying our 2007 Notes. As a result of this covenant, we will likely be unable to refinance the 2007 Notes without a prior or concurrent refinancing of the 2008 Notes.

Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of December 31, 2008 and March 12, 2009, which includes the 2007 Notes, the 2008 Notes and debt under our secured credit facility with a commercial bank, was approximately $161 million and $152 million, respectively, representing approximately 132% and 129% respectively, of our total capitalization as of such dates.

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

Moreover, if we fail to make any required payments under our debt, or otherwise breach the terms of our debt, all or a substantial portion of our debt could be subject to acceleration. In such a situation, it is unlikely we would be able to repay the accelerated debt, which would have a material adverse impact on our business, results of operations and financial condition, up to and including causing us to cease operations.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing cellulosic ethanol and /or our specialty enzyme products, and achieving or sustaining profitability.

Revenue from our collaborations has decreased both as a proportion of our total revenue and in absolute dollars in recent years. Since we do not currently possess the resources necessary to independently fund the development and commercialization of cellulosic ethanol, or all of the potential specialty enzyme products that may result from our technologies, we expect to continue to pursue, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products and technologies that are core to our current market focus. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products and technologies. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We are unable to fund our obligations under either of our joint ventures with BP or with any of our other strategic partners or collaborators;

•	We are unable to obtain funding to build commercial cellulosic ethanol plants;

•	We develop technologies or products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	Our strategic partners or collaborators experience business difficulties which eliminate or impair their ability to effectively perform under our strategic alliances or collaborations;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

We do not expect to receive continued funding under our collaboration with Syngenta, which could negatively impact our business.

Our two-year guaranteed funding period totaling $8 million per year through 2008 under our agreement with Syngenta expired on December 31, 2008. While Syngenta has the option to continue funding joint development beyond 2008, we do not anticipate that we will continue to receive significant funding under this agreement. If we are unable to generate funding from other sources, this decreased funding may materially adversely affect our business and financial condition.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of December 31, 2008, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

In 2007, we disclosed material weaknesses with our financial statement close process that we have since remediated. Although we have made and are continuing to make improvements in our internal controls, if we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

Our intellectual property rights may be challenged by others. For example, in February 2007, an interference proceeding was declared in the United States Patent and Trademark Office between a United States patent assigned to us and a pending United States patent application owned by a third party, with allowable claims directed to our GeneReassembly technology. On February 25, 2008 the Board of Patent Appeals and Interferences ruled in favor of the other party and the claims in our issued patent were cancelled. We are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. When and if we become involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. Any intellectual property litigation could potentially force us to do one or more of the following:

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

Compliance with regulatory requirements and obtaining required government approvals may be time consuming and costly, and could delay our introduction of products.

All phases, especially the field testing, production, and marketing, of our current and potential products and processes are subject to significant federal, state, local, and/or foreign governmental regulation. Regulatory agencies may not allow us to produce and/or market our products in a timely manner or under technically or commercially feasible conditions, or at all, which could harm our business.

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

We may be sued for product liability.

We may be held liable if any product or process we develop, or any product which is made or process which is performed with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, or sale. We currently have limited product liability insurance covering claims up to $10 million that may not fully cover our potential liabilities. In addition, if we attempt to obtain additional product liability insurance coverage, this additional insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products or processes developed by us or our collaborative partners. If we are sued for any injury caused by our products, our liability could exceed our total assets.

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

We are currently focused on the pilot-scale research and development of such processes in our pilot facility in Jennings, Louisiana, as well as the optimization of our demonstration-scale facility located at the same site that is intended to demonstrate the economics of cellulosic ethanol production using our proprietary processes. We have limited experience with sourcing cellulosic feedstocks and distilling ethanol produced from biomass, and we have no experience storing and/or distributing significant volumes of ethanol produced from biomass sources. To date, we have focused the majority of our research and development efforts on producing ethanol from corn stover, sugarcane bagasse, and wood. The technological and logistical challenges associated with each one of these processes are extraordinary, and we may not be able to resolve such difficulties in a timely or cost effective fashion, or at all. Even if we are successful in developing an economical commercial-scale process for converting a particular cellulosic biomass to cellulosic ethanol, we may not be able to adapt such process to other biomass raw materials.

While we have a pilot-scale cellulosic ethanol facility and have commissioned our demonstration-scale cellulosic ethanol facility to demonstrate the economics of cellulosic ethanol production using our proprietary processes, we have yet to complete the optimization of our demonstration-scale facility, nor have we begun construction of a large-scale commercial cellulosic ethanol facility. While we have estimated the construction and operating costs for our initial large-scale commercial cellulosic ethanol facilities, these assumptions may prove to be incorrect. Accordingly, we cannot be sure that we can manufacture cellulosic ethanol in an economical manner at large scale. If we fail to commence large-scale production in a timely manner or to develop large-scale manufacturing capacity and experience, or fail to manufacture cellulosic ethanol economically on a commercial scale or in commercial volumes, our commercialization of cellulosic ethanol and our business, financial condition, and results of operations will be materially adversely affected.

We may not be able to implement our planned expansion strategy to build, own and operate commercial-scale cellulosic ethanol facilities, including as a result of our failure to successfully manage our growth, which would prevent us from achieving our goals.

Our strategy currently includes the continued development of our pilot-scale facility for process development, optimization of our demonstration-scale plant to validate the economics of our processes at commercial-scale volumes of cellulosic ethanol production, and development and construction of commercial scale plants for the production of large quantities of ethanol for commercial distribution and sale. We plan to grow our business by investing in new facilities and/or acquiring existing facilities, either independently or with potential development partners, as well as pursuing other business opportunities such as the production of other renewable fuels to the extent we deem those opportunities advisable. We believe that there is increasing competition for suitable production sites. We may not find suitable sites for construction of new facilities, suitable acquisition candidates or other suitable expansion opportunities.

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

We have experienced, and may continue to experience, significant delays or cost overruns related to our cellulosic ethanol plant projects.

We have experienced cost overruns for our demonstration plant through the commissioning phase. We may continue to experience significant delays or cost overruns during the optimization phase as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen design flaws, construction defects, or labor issues, any of which could prevent us from commencing or optimizing operations as expected at our facilities.

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

We expect to derive a significant portion of our revenue from the commercialization of our proprietary technology for producing fuel-grade cellulosic ethanol by developing, either alone or with partners, cellulosic ethanol production plants and by licensing our proprietary technology. In order to develop a viable cellulosic ethanol business, we will need to:

•	successfully complete the optimization of our demonstration facility;

•	successfully design, finance and construct commercial-scale cellulosic ethanol facilities; and

•

prove that we can operate commercial-scale ethanol facilities at costs that are competitive with grain-based ethanol facilities, other cellulosic ethanol technologies that may be developed and other alternative fuel technologies that may be developed.

Currently, there are no commercial-scale cellulosic ethanol production plants in operation in the United States, and we have no previous experience developing, constructing or operating commercial-scale cellulosic ethanol production plants. We are in the optimization phase of our first demonstration-scale cellulosic ethanol facility. There can be no assurance that we will be able to develop and operate cellulosic ethanol production plants on a commercial scale, that we will be able to successfully license our technology to third parties, or that any cellulosic ethanol facilities developed by us or our licensees will be profitable.

We are dependent on BP under our joint ventures in cellulosic ethanol.

In 2008, we entered into a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol technology. The partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. We recently announced the second phase of our joint venture with BP, which is focused on the commercial deployment of our technologies into a commercial-scale cellulosic ethanol production facility, jointly owned by BP and us. We are dependent upon BP’s financial and technical contributions under both of these joint ventures in order to realize the benefits of the strategic partnership with BP. If BP were not to engage actively in efforts to perform under our joint ventures or were to pursue alternative efforts in cellulosic ethanol, the joint ventures may not be successful and our business could be harmed. If BP were to discontinue its participation in either of these joint ventures, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were to fund all of the technology development efforts, we would need to raise additional funds to do so, which would be difficult in the current financing environment. Alternatively, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we could not find an alternative way to pursue our development and commercialization efforts in cellulosic ethanol, our business would be adversely affected.

Our failure to successfully develop our cellulosic ethanol processes and technology would adversely affect our ability to achieve the benefits under our strategic partnership with BP, and could prevent us from successfully developing and commercializing cellulosic ethanol and achieving or sustaining profitability.

A substantial part of our efforts in our biofuels business over the near term will be focused upon the joint development program with BP. We have agreed with BP that for a limited period, we will not use our existing technology in any other technology development program in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol, with limited exceptions. The limited period may be extended if our joint development program with BP is extended. We are responsible for performance of substantially all of the activities under the joint development program. If we are not successful in achieving the objectives of the joint development program, BP may terminate the joint development program, and we will no longer be entitled to receive any payments from BP for performance of the joint development program, which would have a material adverse impact on our business, financial condition, and results of operations. The technology in the defined field that we develop in the course of the joint development program will be owned by Galaxy, a special purpose entity which is equally owned by BP and us. We will only have access to the technology owned by Galaxy through any license that Galaxy grants to us. In addition, the license to our existing technology that we granted to Galaxy in the defined field will continue in effect on a non-exclusive basis even if the joint development program terminates, unless the termination is caused by BP’s failure to make payments to us when due. If BP terminates the joint development program, we may not be successful in entering into an agreement with another strategic partner or otherwise economically exploiting our technology in the defined field, and the continuing rights of Galaxy to exploit our existing technology and technology developed during the joint development program may adversely affect our ability to do so.

If we are unable to perform our obligations under our joint development program with BP, including funding our portion of its costs, we may lose certain voting rights in the management of Galaxy, the special purpose entity formed to exploit the technology developed through our relationship with BP, and the anticipated economic benefits resulting from the joint development program may be delayed or may not occur.

We are co-funding our joint development program with BP and have an equal vote with BP in decisions regarding the management of Galaxy, including decisions regarding future funding, the commercial use of the technology package that we anticipate will result from the joint development program and the timing of monetary distributions to the owners of Galaxy. However, if we are unable to fund our portion of the joint development program costs, or are unable to fulfill certain of our other obligations under the joint development program, we may lose our ability to participate in certain aspects of the decision-making process, including decisions about how and when funding occurs. If we are unable to fulfill our funding commitments, BP may chose to fund our portion of the joint development program and to receive its contributions back before we receive any additional distributions from license fees, royalties or other revenue, which could result in the delay of distributions to us or in our receiving no distributions. A delay or failure to receive distributions could have a material adverse impact on our future revenues and could have a material adverse impact on our business, financial condition and results of operations.

If we do not participate in projects under our commercial joint venture with BP or are unable to fund our portion of projects that we have elected to participate in under the joint venture, our interest in the joint venture may be bought out by BP or diluted, and the anticipated economic benefits to us of the joint venture may be lost or reduced.

We are participating in commercial development activities with BP under Highlands Ethanol LLC, a joint venture owned equally by BP and us, which will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This joint venture is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for commercializing cellulosic ethanol technologies. If we do not continue to participate in the development of the Highlands project by funding our portion of the costs, or if we do participate but are unable to meet our funding obligations with respect to the project, BP may chose to buy out our interest in the joint venture or may dilute our interest in the joint venture. Loss or reduction of our interest in Highlands could have a material adverse impact on our future revenues and could have a material adverse impact on our business, financial condition and results of operations.

If we are unable to co-develop commercial plant production projects with BP under our Highlands joint venture, we may not achieve the anticipated benefits of our relationship with BP.

There are substantial risks involved in the design, development, and construction of commercial-scale cellulosic ethanol production facilities, which is the focus of our Highlands joint venture with BP, including, but not limited to, the following risks:

•	Legal and regulatory risk related to land use, permitting, and environmental regulations;

•	Cost overruns;

•	Risk that technology will not scale from a demonstration to commercial facility;

•	Risk that production costs will not be competitive with the price of competing fuels like gasoline or corn-based ethanol;

•	Inability to obtain necessary financing to fund the commercial project;

•

Decrease in support from the government through loss of subsidies, loss of tax credits, a decrease in federal financial support including the risk that we may not be granted the loan guarantee from the DOE which BP and we recently applied for; and

•	Introduction of next-generation technologies that are superior to our cellulosic ethanol process technology.

Any one of these factors could have a material adverse impact on our and BP’s ability to complete our first planned commercial facility, which would have a material adverse impact on our business, financial condition and results of operations.

Our recent goodwill impairment could have a negative impact on our stock price, our business and our ability to raise adequate funds to support our business.

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

We allocated $42.4 million of the purchase price of Celunol on June 20, 2007 to acquired in-process research and development projects. Acquired in-process research and development, or IPR&D, represents the valuation of acquired, to-be-completed research projects. Prior to the merger, Celunol’s ongoing research and development initiatives primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were expensed in the accompanying statements of operations in June 2007, the period in which the merger was consummated.

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

Since our IPR&D represents costs for technology that has not yet reached technological feasibility, we have, and will continue to, require substantial investment in the future development and commercialization of our Gen 1 technology. While we expect to deploy this technology at a commercial scale as early as 2012, we can not assure you that we will ever be successful in commercializing this technology. If these projects are not successfully developed, our sales and profitability will be adversely affected in future periods.

If we are unable to successfully operate our pilot cellulosic ethanol production facility or to successfully optimize and operate our demonstration-scale cellulosic ethanol production facility, we may be unable to proceed with the development of cellulosic facilities on a commercial-scale, which would have a material adverse effect on our business.

To date, we have not operated demonstration-scale cellulosic ethanol facilities or built or operated commercial-scale cellulosic ethanol facilities. The development of a portfolio of ethanol production facilities is dependent on the performance of our pilot facility, which we continue to upgrade, as well as our demonstration facility, which is now in the optimization phases. The operation of our pilot facility and the optimization of our demonstration facility might be subject to significant interruption and delay in case of a major accident or damage from severe weather or other natural disasters, or due to supply shortages of necessary materials and services which we, along with other participants in the ethanol industry, have experienced. For these and other reasons, the operation of our pilot facility and the optimization and operation of our demonstration facility may be subject to significant cost overruns from our budgeted amounts. If we are unable to fund these expenditures, our progress at the pilot facility and demonstration facility could be significantly delayed or curtailed until such financing is available. In addition, our demonstration facility, once operational, may not produce ethanol in sufficient quantities or the operating costs for the facility may be significantly higher than we have expected. If we are unable to produce ethanol in the demonstration facility at competitive variable and/or total costs, we may be unable to proceed with the development of commercial-scale facilities.

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

•

Joint Venture Partners.    In addition to identifying sites for projects we develop on our own and with BP, we may seek to develop commercial facilities through other joint venture partners. We may not find suitable joint venture partners for construction of new facilities. As the market for cellulosic ethanol projects evolves, competition may increase for potential joint venture partners with favorable sites.

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

These arrangements with collaborative partners are, and will continue to be, critical to our success in implementing our vertical integration biofuels strategy and manufacturing and selling cellulosic ethanol profitably. We cannot guarantee that any collaborative relationship(s) will be entered into, or if entered into, will continue or be successful. Our collaborative partners could experience business difficulties which eliminate or impair their ability to effectively perform under our arrangements with them. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements would materially adversely affect our business and financial condition.

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

In order to gain broad acceptance of our technology, we may need to enter into licensing arrangements with third parties. If we fail to successfully identify and enter into licenses with qualified third parties or to successfully manage existing and future licensing relationships, we may not be able to successfully commercialize our technology.

We currently have a technology transfer agreement in place with Marubeni Corporation and Tsukishima Kikai Co., Ltd. We also expect that a significant portion of our future revenue could be derived from licensing agreements that we or our Galaxy joint venture with BP will enter into in the future. If we fail to enter into and maintain license agreements, we may not be able to gain broad acceptance for our technology, grow our business or generate sufficient revenues to support our operations. Our future license opportunities could be harmed if:

•	we do not successfully operate our pilot facility or successfully optimize and operate our demonstration facility;

•	we are unable to successfully develop commercial-scale facilities;

•	we develop processes or enter into licenses that conflict with the business objectives of our existing licensees;

•	we disagree with our licensees as to rights to intellectual property we develop or our licensees’ research programs or commercialization activities;

•	we are unable to manage multiple licensee relationships;

•	our licensees become our competitors or enter into agreements with our competitors;

•	our licensees become less willing to expend their resources on research or development due to general market conditions or other circumstances beyond our control; or

•	consolidation in our target markets limits the number of potential strategic licensees or we are unable to negotiate additional license agreements having terms satisfactory to us.

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

We intend to use various sources of cellulosic biomass, such as sugarcane bagasse, dedicated energy crops, agricultural residues (which may include corn stover), sorghum, switchgrass and wood, to make cellulosic ethanol. However, rising prices for any or all of these feedstocks would produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally would not allow us to pass along increased costs to customers, because the price of ethanol is primarily determined by other factors, such as the price of oil and gasoline. Additionally, once we elect to use a particular feedstock in the ethanol production process, it may be technically or economically impractical to change to a different feedstock. At certain levels, feedstock prices may make ethanol uneconomical to use in markets where the use of fuel oxygenates is not mandated.

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

Domestic fuel ethanol production has increased steadily from 1.5 billion gallons per year in 1999 to 9.2 billion gallons per year in 2008, according to the Renewable Fuels Association. In addition, there is a significant amount of capacity being added to the fuel ethanol industry, including capacity that may be added as a result of government programs and/or incentives, and capacity added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected, or at all. If the ethanol industry has excess capacity, a fall in prices will likely occur which will have an adverse impact on the viability of our vertical integration strategy within biofuels, as well as our results of operations, cash flows and financial condition if we proceed to market ethanol. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage capabilities.

The United States ethanol industry is highly regulated by federal and state legislation and regulation and any changes in such legislation or regulation could materially adversely affect our results of operations and financial condition.

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

Under the Energy Independence and Security Act of 2007, use of renewable fuels, including ethanol, in the United States is mandated to increase from 9 billion gallons in 2008 to 36 billion gallons by 2022. The Act also mandates the use of 16 billion gallons per year of cellulosic ethanol by 2022. Elimination or reduction of these mandated targets could adversely effect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

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

Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from certain countries in Central America and the Caribbean islands, which is limited to a total of 7.0% of United States production per year (with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit). We do not know the extent to which the volume of imports would increase or the effect on United States prices for ethanol if the tariff is not renewed beyond its current expiration in early 2011. In addition The North America Free Trade Agreement countries, Canada and Mexico, are exempt from duty.

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

We have an exclusive worldwide license to use, develop and commercially exploit the ethanol production patent estate of the University of Florida Research Foundation, Inc., or UFRFI, which consists several patents and pending patents and other related proprietary ethanol technology, and any extensions and improvements thereof for the production of ethanol, all of which is referred to herein as the UFRFI technology. The UFRFI license agreement expires on the later of October 2015 or the expiration of the last patent related to the UFRFI licensed technology. Based on the latest to expire of the current granted United States patents, the UFRFI license agreement will extend into 2022. Pending and future patent applications related to the UFRFI licensed technology, if granted, would extend the expiration date of the UFRFI license agreement beyond 2026. Loss of the rights to the UFRFI technology licensed to us, for example, due to our inability to comply with the terms and conditions or otherwise, of the UFRFI license agreement, would have a material adverse effect on our business.

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

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand for our proprietary technology or the production of cellulosic ethanol, impede our delivery of cellulosic ethanol, impose additional costs on us, or otherwise have a material adverse effect on our results of operations or financial position. Our contemplated business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

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

Risks Specific to Our Specialty Enzymes Business

We have relied, and will continue to rely, heavily on strategic partners to support our specialty enzymes business.

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

These arrangements with collaborative partners are, and will continue to be, critical to the success of our specialty enzymes business. We cannot guarantee that any collaborative relationship(s) will be entered into, or if entered into, will continue or be successful. Our collaborative partners could experience business difficulties which eliminate or impair their ability to effectively perform under our arrangements with them. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements would materially adversely affect our business and financial condition.

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

We have only limited experience in enzyme manufacturing, and we do not have our own internal capacity to manufacture specialty enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our specialty enzyme products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture our commercial enzymes. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country, and is our sole-source supplier for most of our commercial enzyme products. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of specialty enzyme products, and harm our relationships with our specialty enzyme strategic partners, collaborators, or customers.

We have experienced inventory losses and decreased manufacturing yields related our manufacturing processes for Phyzyme and Fuelzyme, which negatively impacted our product gross margins.

During the first half of 2008, we experienced inventory losses and decreased manufacturing yields related to contamination and manufacturing issues for Phyzyme and Fuelzyme. While we believe we have adequately resolved our contamination issues and have recovered a substantial portion of such losses from our third-party manufacturer Fermic S.A., or Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our results of operations and financial condition would be adversely affected.

If Danisco or its subsidiary company, Genencor, assumes all or a part of our Phyzyme manufacturing, our gross product revenues will be adversely impacted and our product gross margins could decline.

Pursuant to our manufacturing agreement with Fermic, we have recently increased our manufacturing capacity, which we believe will allow us to meet demand for our enzyme products. However, due to current capacity constraints at Fermic, we are not able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco. As a result, we have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to current accounting rules, revenue from Phyzyme that is supplied to us by Genencor is recognized in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment should have little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it would have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights of Phyzyme. If Danisco were to exercise this right, we would likely experience significant excess capacity at our third party manufacturing facility. If we were unable to absorb this excess capacity with other products, our results of operations and financial condition would be adversely effected.

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

•	our need to continuously recruit and retain qualified personnel;

•	our ability to successfully satisfy all pertinent regulatory requirements;

•	our ability to successfully commercialize products or processes developed independently and the demand and prices for such products or processes;

•	the cost and timing of optimization and operation of our cellulosic ethanol demonstration facility;

•	the extent, cost and timing of any new projects for the development of commercial-scale cellulosic ethanol facilities;

•	general and industry specific economic conditions, which may affect our, and our collaborative partners’, research and development expenditures; and

•	increased expenses related to the implementation of our vertical integration strategy within biofuels.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and March 12, 2009, the closing market price of our common stock has ranged from a low of $0.31 to a high of $11.58. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $0.31 to $6.83. The closing market price of our common stock on December 31, 2008 was $0.88, and the closing price of our common stock on March 12, 2009 was $0.51. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	interruption or delay in the optimization and operation of our cellulosic ethanol demonstration facility;

•	risks and uncertainties related to siting, permitting, construction, materials and equipment procurement, and other issues related to development of commercial-scale facilities;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	reductions in the price of gasoline or increases in the prices for biomass feedstocks;

•	future royalties from product sales, if any, by our collaborative partners;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize biofuels and cellulosic ethanol and other products;

•	significant accidents, damage from severe weather or other natural disasters affecting our cellulosic ethanol pilot and demonstration facilities;

•	developments involving our 2008 Notes and 2007 Notes;

•	the loss of key employees;

•	the introduction of technological innovations or alternative fuel sources or other products by our competitors;

•	decreases in the market for ethanol, and cellulosic ethanol;

•	sales of a substantial number of shares of our common stock by our large shareholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock or other capital-raising activities;

•

issuance of shares by us, and sales in the public market of the shares issued, upon conversion of the 2008 Notes, 2007 Notes or exercise of our outstanding warrants, including the extent to which we issue shares versus pay cash in satisfaction of any “make-whole” obligation arising upon conversion of some or all of the 2008 Notes; and

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 61% of our outstanding common stock as of December 31, 2008. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

We also own approximately 100 acres of land in Jennings, Louisiana, the site of our pilot plant and demonstration plant, and associated administrative and training facilities, all which support our biofuels business segment. We believe that our combined pilot and demonstration plant facilities will enable us to refine our production processes in advance of building, or partnering with others to build, commercial-scale cellulosic ethanol production facilities.

As part of our planned commercial facility in Highlands County, Florida, we entered into an agreement which includes a facility site option and a farm lease. The farm lease agreement was entered into on June 6, 2008 for a thirteen month term for 16,200 net plantable acres. The site option agreement for 142.2 acres of land was entered into on November 1, 2007 for a five year term, with an option to extend for 20 years.

We further own an option to purchase a parcel of land on the Gulf Coast of the United States. The option for 626 acres was extended through March 31, 2009 for exercise of the land option, with an option to extend further through June 30, 2009.

The facility site options and form lease in Florida and the land option on the Gulf Coast were all assigned to our Highlands joint venture with BP in February 2009.

ITEM 3.	LEGAL PROCEEDINGS.

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in the U.S. District Court for the Southern District of New York (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, the plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with the plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to the plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. A deadline for the focus core defendants to answer the complaints has not yet been set.

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

In addition to the matter noted above, from time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers to be immaterial, individually and in the aggregate. In accordance with generally accepted accounting principles , the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2003 in our common stock, the NASDAQ Market Index (total return) and our Verenium Peer Group, as identified in (b) below. The total return assumes reinvestment of dividends.

	Fiscal Year Ending
Company/Index/Market	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
Verenium Corp.	94.49	51.89	117.62	53.95	9.51
Verenium Corp. Peer Group	136.13	125.24	127.95	84.62	25.25
NASDAQ Market Index	108.41	110.79	122.16	134.29	79.25

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

(b) We have identified our peer group for purposes of this table as the following companies: Aventine Renewable Energy, Biofuel Energy Corp, Exelixis Inc. Maxygen Incorporated, Pacific Ethanol, Inc., Senomyx,

Inc. and Symyx Technologies, Inc. The companies we have identified in this peer group do not necessarily reflect all companies that we consider to be direct competitors, a listing of which can be found on page 26 of this annual report of Form 10-K.

	High	Low
2008
First Quarter	$4.89	$2.35
Second Quarter	3.95	1.78
Third Quarter	3.32	0.90
Fourth Quarter	1.38	0.55

	High	Low
2007
First Quarter	$11.05	$6.36
Second Quarter	8.20	4.23
Third Quarter	6.83	4.70
Fourth Quarter	5.81	3.36

As of March 12, 2009, there were approximately 341 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On March 12, 2009, the last sale price reported on the Nasdaq Global Market for our common stock was $0.51 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006, and with respect to our balance sheets at December 31, 2008 and 2007 are derived from our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 are derived from our audited consolidated financial statements that are not included in this report. The selected consolidated financial data set forth below includes Celunol Corp. for the period from and including June 21, 2007 through December 31, 2008.

The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue	$49,083	$25,975	$15,867	$9,832	$5,412
Collaborative revenue	13,656	17,581	30,014	34,392	41,897
Grant revenue	6,920	2,717	3,317	10,079	10,241

Total revenue	69,659	46,273	49,198	54,303	57,550
Operating expenses:
Cost of product revenue	35,153	19,815	12,914	10,662	3,698
Research and development	63,438	52,296	46,667	68,382	67,231
Selling, general and administrative	44,273	36,016	18,166	17,359	17,781
Restructuring charges	549	1,481	12,026	—	—
Goodwill impairment charge	106,134	—	—	—	—
Acquired in-process research and development	—	42,400	—	—	—
Amortization of acquired intangible assets	—	—	—	2,602	2,598
Asset impairment charges	—	—	—	45,745	—

Total operating expenses	249,547	152,008	89,773	144,750	91,308
Loss from operations	(179,888)	(105,735)	(40,575)	(90,447)	(33,758)
Interest and other income (expense), net	(18,033)	(1,850)	1,304	729	333
Loss on exchange of convertible notes	(3,599)	—	—	—	—
Gain on net change in fair value of derivative assets and liabilities	3,478	—	—	—	—
Loss attributed to noncontrolling interest in Galaxy Biofuels LLC	12,500	—	—	—	—

Net loss	$(185,542)	$(107,585)	$(39,271)	$(89,718)	$(33,425)

Net loss per share, basic and diluted	$(2.89)	$(1.97)	$(0.85)	$(2.04)	$(0.77)

Weighted average shares outstanding	64,134	54,607	46,474	44,064	43,416

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,458	$57,977	$51,912	$65,428	$98,193
Restricted cash	10,040	—	—	—	—
Working capital (deficit)	(23,817)	35,344	40,440	53,753	82,931
Total assets	153,481	264,779	79,905	98,069	184,056
Long-term debt, less current portion	129,196	121,160	3,724	6,332	8,825
Stockholders’ (deficit) equity	(38,587)	95,215	42,916	64,804	150,946

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. The results of operations discussed herein include the operating results of Celunol Corp. for the period from and including June 21, 2007 through December 31, 2008.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

Forward looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product-related revenue, profitability and capital requirements,

•	the length of time that we will be able to fund our operations with existing cash and cash commitments;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the expected benefits of our strategic partnership with BP;

•	our ability to continue as a going concern;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effects of governmental regulation and programs on our business and financial results;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements, grants and licenses granted to third parties and our ability to maintain our collaborative relationships with third parties;

•	our ability to repay our outstanding debt (including in connection with any “make-whole” payments that may be due upon conversion of our 2008 Notes);

•	the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock;

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Forward looking statements applicable to our biofuels business include statements related to:

•

potential growth in the use of ethanol, including cellulosic ethanol, the economic prospects for the ethanol industry and cellulosic ethanol and the advantages of cellulosic ethanol versus ethanol and other fuel sources;

•	the continued development of our pilot facility;

•	the optimization of our demonstration-scale facility and our plans to prove the economic and commercial viability of our cellulosic ethanol production process by the end of 2009;

•	the financing, development and construction of commercial-scale cellulosic ethanol facilities;

•	our ability to use multiple feed stocks to produce cellulosic ethanol;

•	our expectation regarding funding amounts from the U.S. Department of Energy; and

•	the implied value of our biofuels business model.

Forward looking statements applicable to our specialty enzymes business include statements related to:

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins; and

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of the products in our specialty enzymes business.

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

Overview

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We believe the most significant near-term commercial opportunity for our biofuels business segment is the large-scale commercial production of cellulosic ethanol derived from multiple biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant near-term commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 16 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are (i) integrated solutions for the production of advanced biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for alternative fuels, specialty industrial processes, and animal nutrition and health. We have current collaborations and agreements with market leaders, such as BP Biofuels North America LLC, or BP, Bunge Oils, Cargill Health and Food Technologies, and Syngenta AG, each of which complement our internal technology and product development efforts.

We expect to continue to invest in these commercialization efforts, primarily in the area of biofuels. We believe this will not only benefit our mission to advance the commercialization of cellulosic ethanol within our biofuels business unit, but will also enable us to create additional enzyme market opportunities that are focused on external applications for the broader biofuels industry.

We have a substantial intellectual property estate comprising more than 250 issued patents and more than 350 pending patents as of March 12, 2009. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection on key intellectual property assets.

For the year ended December 31, 2008, total revenues increased 51% compared to the year ended December 31, 2007. The increase in revenue was primarily attributed to a near doubling of our product revenue to $49.1 million for the year ended December 31, 2008 from $26.0 million in the prior year. As part of our strategic reorganization in January 2006, we began to de-emphasize grant revenue and certain collaborations that were not strategic to our current market focus in favor of greater emphasis on sales of products. As a result, we expect that our product revenue will grow as a percentage of our total revenue in the future. As of December 31, 2008, our strategic collaborations, including our strategic partnership with BP, have provided us with more than $315 million in funding since inception and are committed to additional funding of more than $100 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $22.5 million from our second partnership with BP, announced February 2009. This second joint venture will act as a separate commercial entity, with the $22.5 million BP funding used solely for this entity.

Our strategic partners often pay us before we recognize the revenue, and these payments are deferred until earned. As of December 31, 2008, we had $3.4 million in deferred revenue, of which $2.8 million was related to funding from collaborative partners and $0.6 million was related to product sales.

We have incurred net losses since our inception. As of December 31, 2008, we had a working capital deficit of $23.8 million, a stockholders’ deficit of $38.6 million and an accumulated deficit of $622.6 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of any combination of one or more of the following:

•

anticipated additional investments to implement our biofuels commercialization strategy, including capital expenditures related to optimization of our demonstration facility, and capital or operating costs we may incur for land acquisition, feedstock development, and design and engineering for our first commercial plants through our joint ventures with BP;

•	maintaining our sales and marketing infrastructure to support our specialty enzyme business;

•	our continued investment in manufacturing facilities necessary to meet anticipated demand for our products; and

•	continued research and development expenses for our internal product candidates.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

As more fully described in the Risk Factors beginning on page 30, Liquidity and Capital Resources beginning on page 84 and Note 1 of the Notes to Consolidated Financial Statements beginning on page 101 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the uncertainty in our ability to continue as a going concern. While we believe that we will be successful in raising or generating additional cash through a combination of corporate partnerships and collaborations, federal, state and local grant funding and loan guarantees, selling or financing assets, incremental product sales and the sale of equity or debt securities, if we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events, Financing Transactions, and Capital Requirements

Our Strategic Partnership with BP

We have entered into a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol. Our strategic partnership with BP is critical to our success in validating and commercializing our first-generation cellulosic ethanol technology. This strategic collaboration consists of two phases, which are described below and include a technology development joint venture and a commercial development joint venture.

In August 2008, we announced the initial phase of the partnership, which includes a joint technology development effort that utilizes our broad technology platform in an effort to supply enabling technology to support the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. During the initial 18-month phase of the joint development program, we expect to receive a total of $90 million in connection with our participation.

In connection with the joint development program, we formed Galaxy Biofuels LLC, or Galaxy, a special purpose entity, which is equally owned by BP and us, and entered into a Joint Development and License Agreement with BP. Galaxy has access to certain intellectual property rights held or controlled by the parties prior to entering the Joint Development and License Agreement, all of which will continue to be owned by the respective contributing company. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program and is responsible for administering the licensing of the technology package resulting from the joint development program. Prior to entering into this strategic partnership, we had no material relationship with BP.

We are primarily responsible for executing the joint development program and have agreed with BP that for a limited period we will not use our existing technology in any other technology development program in the defined field, with certain exceptions. The limited period may be extended if the joint development program between the parties is extended. While the primary focus of Galaxy is to encourage the use of the technology package resulting from the joint development program in facilities that are jointly-owned by BP and us in the United States, Galaxy may license the technology and the technology package to us and to BP separately, as well as to third-party commercial projects in the United States and elsewhere.

The financial terms of this phase of the strategic partnership include:

•

$45 million, payable in three installments, for broad access to our cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. We received cash payments of $24.5 million at closing and $6.5 million on January 2, 2009 and will receive an additional cash payment of $14.0 million on July 1, 2009.

•

$15 million paid on January 2, 2009 and an additional $2.5 million per month payable beginning February 2009 through and including January 2010 to co-fund various scientific and technical initiatives within the cellulosic ethanol field.

On February 18, 2009, we announced the second phase of our strategic partnership, a joint venture to develop and commercialize cellulosic ethanol from non-food feedstocks. The joint venture company, Highlands Ethanol LLC, or Highlands, is owned equally by us and BP. Highlands will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This collaboration is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for leveraging cellulosic ethanol technologies.

Together, we and BP have agreed to commit a total of $45 million in funding and assets to Highlands, including an aggregate cash commitment of $22.5 million from BP and contribution by us of development assets related to our Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. Highlands will be led and supported by a team comprised of employees from both BP and Verenium and will be governed with equal representation from both companies.

Highlands will initially focus on developing and securing financing for the commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site in 2010. The estimated construction cost for this 36 MGY facility is between $250 and $300 million. We expect the first production of cellulosic ethanol from this plant to begin in 2012.

Goodwill Impairment

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we are required to assess goodwill for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test, which we typically perform annually as of October 1, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Attributed in part to recent overall global economic and market conditions, we determined that the market value of our common stock and convertible debt was not adequate at September 30, 2008 to support the carrying value of our goodwill resulting from the June 2007 merger between Diversa and Celunol. As a result, we recorded a non-cash charge of $106.1 million during the third quarter ended September 30, 2008, representing full impairment of the carrying value of our goodwill. We believe that this impairment is reflective primarily of current market conditions, and is not indicative of a change in our business or implied value of our underlying biofuels business model aimed toward the commercialization of cellulosic ethanol.

Financing Transactions

Completion of 2007 Convertible Notes Offering

In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.5% Convertible Senior Notes due 2027, or the 2007 Notes, in a private placement, generating net cash proceeds of approximately $114.7 million, as more fully described in “Liquidity and Capital Resources” on page 85 of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Completion of 2008 Convertible Notes Offering

On February 27, 2008, we completed a private placement of 8% Convertible Senior Notes due April 1, 2012, or the 2008 Notes, and warrants to purchase our common stock. Concurrent with entering into the purchase agreement, we also entered into senior notes exchange agreements with certain existing holders of our 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, we issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of our common stock. Gross proceeds from new investments were approximately $54 million and net proceeds from new investments, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction, were approximately $44 million, as more fully described in “Liquidity and Capital Resources” on page 86 of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31, 2008 and 2007

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the year ended December 31, 2008, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: goodwill impairment charges, non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments, and goodwill. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

The results of operations for the year ended December 31, 2008 include the combined operations resulting from our merger with Celunol on June 20, 2007. The results of operations for the year ended December 31, 2007 include the historical results of Diversa Corporation and Celunol operations for the period from and including June 21, 2007 through December 31, 2007, and are not reflective of the combined operations for the full year.

Selected operating results for the year ended December 31, 2008 and 2007 for each of our business segments is set forth below (in thousands):

	2008				2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$49,083	$—	$49,083	$—	$25,975	$—	$25,975
Collaborative and grant revenue	1,635	18,941	—	20,576	—	20,298	—	20,298

Total revenues	1,635	68,024	—	69,659	—	46,273	—	46,273

Product gross profit	—	13,930	—	13,930	—	6,160	—	6,160

Operating expenses* (excluding cost of goods sold)	54,865	32,196	127,333	214,394	20,499	53,480	58,214	$132,193

Operating income (loss)	$(53,230)	$675	$(127,333)	$(179,888)	$(20,499)	$(27,022)	$(58,214)	$(105,735)

Capital expenditures	$41,759	$3,121	$194	$45,074	$26,991	$2,636	$4,603	$34,230

*	Corporate operating expenses include approximately $106.1 million in a non-cash goodwill impairment charge in 2008 and $42.4 million non-cash acquired in-process research and development charge in 2007.

Identifiable assets by operating segment are set forth below (in thousands):

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$107,470	$3,502	$4,739	$115,711
Cash, short-term investments and other assets	702	21,142	15,926	37,770

Total identifiable assets	$108,172	$24,644	$20,665	$153,481

	As of December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant and equipment net	66,380	6,655	3,628	76,663
Cash, short-term investments and other assets	1,219	16,971	63,792	81,982

Total identifiable assets	$67,599	$23,626	$173,554	$264,779

Consolidated Results of Operations

Revenues

Revenues for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007	% Change
Revenues:
Phyzyme phytase	$36,963	$16,237	128%
All other products	12,120	9,738	24%

Total product	49,083	25,975	89%
Collaborative	13,656	17,581	(22)%
Grant	6,920	2,717	155%

Total revenues	$69,659	$46,273	51%

Revenues increased 51%, or $23.4 million, to $69.7 million for the year ended December 31, 2008 primarily due to higher product revenue. For the year ended December 31, 2008, our revenue mix shifted to a larger percentage of product revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product revenue represented 70% of total revenues for the year ended December 31, 2008, as compared to 56% for the year ended December 31, 2007.

Product revenues increased $23.1 million, or 89%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was attributable primarily to increased revenue and profit sharing associated with Phyzyme XP phytase sold through our collaboration with Danisco. The increase in Phyzyme revenue has been primarily related to the following factors:

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

Non-Phyzyme related product revenue increased $2.4 million, or 24%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to increased sales of our Fuelzyme-LF and Purifine products. This increase was offset by the discontinuation of our Bayovac SRS and Quantum products. Product revenue for the year ended December 31, 2008 includes $2.5 million of revenue from sales of these products during the first six months of fiscal 2008. These products were discontinued due to the following:

•

In late 2007, because of new entrants into the vaccine market and resulting pressure on pricing and margins, we made the strategic decision to exit the animal health vaccine market to focus on product commercialization efforts in areas that are more strategic to our current focus, namely biofuels. In connection with this decision, we terminated our Licensing and Collaboration Agreement with Microtek, and discontinued sales of Bayovac SRS after March 31, 2008; and

•

In February 2008, AB Enzymes and AB Vista (collectively, “AB”), both subsidiaries of Associated British Foods plc, announced the acquisition of Syngenta’s Quantum Phytase feed enzyme business. Prior to this transaction, we supplied Quantum Phytase to Syngenta pursuant to a manufacturing and supply agreement. We were unable to reach a manufacturing and supply agreement with AB on commercially agreeable terms.

Revenue from Phyzyme represented approximately 75% of total product revenue for the year ended December 31, 2008 as compared to 63% for the year ended December 31, 2007. While we anticipate an increase in revenue from our non-Phyzyme products, we expect that Phyzyme will continue to represent a significant percentage of our total product revenue in the foreseeable future.

We manufacture our enzyme products through a sole-source manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. Pursuant to our manufacturing agreement with Fermic, we are contractually committed to bring additional manufacturing capacity on line during 2009, which will allow us to meet increasing demand for our enzyme products. However, due to current capacity constraints at Fermic, we are not able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco. As a result, we have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to current accounting rules, revenue from Phyzyme that is supplied to us by Genencor is recognized in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment should have little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it would have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

Collaborative revenue decreased 22%, or $3.9 million, to $13.7 million for the year ended December 31, 2008. Collaborative revenue accounted for 20% of total revenue for the year ended December 31, 2008 as compared to 38% of total revenue for the year ended December 31, 2007. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products. We anticipate that collaborative revenue will continue to decrease in 2009 as compared to 2008, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to the expected wind-down of projects with existing strategic collaborators such as Syngenta, Bunge, and BASF. Additionally, under the terms of our 10-year agreement with Syngenta, our two-year guaranteed funding period totaling $8 million per year expired on December 31, 2008. We do not anticipate that we will continue to receive significant funding from Syngenta under this agreement beyond the initial guaranteed funding period.

We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Grant revenue increased 155%, or $4.2 million, to $6.9 million for the year ended December 31, 2008. The increase in grant revenue was primarily attributable to a grant awarded in the fourth quarter 2008 from the Department of Energy to discover and develop new enzymes and enzyme cocktails to break down various types of biomass. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of December 31, 2008, we have committed funding from various governmental agencies totaling $19.1 million through 2012, and expect to see an increase in grant revenue during 2009 as compared to 2008.

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

While we have not yet seen an indication that our Phyzyme and Fuelzyme product revenue will be negatively impacted by the current decline in the global economy, we can not be certain that demand for these products will continue at current levels, given current market conditions. In contrast, our Purifine sales have suffered from the current economic environment. One of our prime initial targets for Purifine is the soybean oil processing market in Latin America, which has suffered challenging market conditions since early 2008. As a result of this and other factors, our Purifine revenue in 2008 was below initial expectations. We expect that current market conditions will continue to put pressure on our sales of Purifine.

Product Gross Profit & Gross Margin

Product gross profit and product gross margin for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007	% Change
Product revenue	$49,083	$25,975	89%
Cost of product revenue	35,153	19,815	77%

Product gross profit	13,930	6,160	126%
Product gross margin	28%	24%

Product gross profit totaled $13.9 million, or 28% of product revenue, for the year ended December 31, 2008 compared to $6.2 million, or 24% of product revenue, for the year ended December 31, 2007. Gross profit and margin improvement is reflective of higher sales volumes to absorb our fixed costs, partially offset by lower-than anticipated manufacturing yields for Phyzyme and, to a lesser extent, incremental zero-margin freight revenue incurred during the first half of 2008 to meet customer ship dates which negatively impacted gross profit margin by approximately one percentage point during the year ended December 31, 2008.

Our product gross margins in 2008 were below our target of 30%, primarily due to manufacturing variances related to unfavorable yields and higher raw material prices. We expect the unfavorable yield variances could continue through 2009 until we can better accommodate our recovery capabilities, which may require additional investment in downstream recovery capacity at Fermic. Over time, our gross margins should be positively impacted by continued growth in sales of our enzyme products, as well as cost efficiencies we would expect to achieve if we continue to scale up production and improve our manufacturing yields. Because a large percentage of our manufacturing costs are fixed, we should realize continued margin improvements as product revenues increase; however, our margins may be negatively impacted in the future if our product revenues do not grow in line with our increase in minimum capacity requirements at Fermic. For example, we are planning to further expand our manufacturing capabilities during 2009, which will increase our fixed manufacturing costs by an additional $0.7 million per quarter. In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product.

Because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then share 50% of Danisco’s profit, as defined, when the product is sold to the end user. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and profit share revenue is recognized in the period in which the product is sold to the end user as reported to us by Danisco. We may record our quarterly profit share revenue based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual profit share revenue from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin from quarter-to-quarter.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights for Phyzyme. If Danisco decides to exercise this right, we will likely experience excess capacity at Fermic. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme manufacturing rights, this will have a negative impact on our product gross profit and gross margin.

Our product gross margin is dependent upon the mix of product sales as the cost of product revenue varies from product to product. We believe that our product gross margin should be positively impacted as we grow sales of products we market and sell directly to end users, namely Fuelzyme-LF and Purifine, which are expected to have higher gross margins than our Phyzyme products. Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased $15.3 million, or 77%, to $35.2 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase resulted primarily from the increase in product revenues, and to a lesser extent, the increase in our fixed manufacturing costs under our contract with Fermic.

Operating Expenses

Research and development and selling, general and administrative expenses for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007	% Change
Research and development	$63,438	$52,296	21%
Selling, general and administrative expenses	$44,273	$36,016	23%

The operating expenses for the year ended December 31, 2008 increased compared to the prior year ended December 31, 2007, related primarily to the biofuels business only being included in operating expenses since the closing of the June 2007 merger with Celunol, as well as our acceleration of biofuels development and commercialization efforts in 2008.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, including engineering costs associated with out pilot and demonstration–scale cellulosic ethanol facilities, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

For the year ended December 31, 2008 we estimate that approximately 78% of our research and development personnel costs, based upon hours incurred, were spent on internal product and technology development, and that approximately 22% on research activities funded by our collaborators and grants. For the year ended December 31, 2007 we estimate that approximately 61% of our research and development personnel costs, based upon hours incurred, were spent on internal product and technology development, and that approximately 39% on research activities funded by our collaborators and grants. The increase in time spent on internal product and technology development from the prior year is primarily attributed to our focus on cellulosic ethanol process development since the merger with Celunol, and to a lesser extent, bioprocess development and technical support for our enzyme products that have already been introduced commercially.

We have a limited history of developing commercial products and technologies. We determine which products and technologies to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. Successful products and technologies require significant development and investment prior to regulatory approval and commercialization. As a result of the significant risks and uncertainties involved in developing and commercializing such products, we are unable to estimate the nature, timing, and cost of the efforts necessary to complete each of our major projects. These risks and uncertainties include, but are not limited to, the following:

•	Our products and technologies may require more resources than we anticipate if we are technically unsuccessful in initial development or commercialization efforts;

•	The outcome of research is unknown until each stage of testing is completed, up through and including trials and regulatory approvals, if needed;

•	It can take many years from the initial decision to perform research through development until products and technologies, if any, are ultimately marketed; and

•

We have product candidates and technologies in various stages of development related to collaborations and grants as well as internally developed products and technologies. At any time, we may modify our strategy and pursue additional collaborations for the development and commercialization of some products and technologies that we had intended to pursue independently. For example, in 2008 we entered into a joint collaboration with BP to co-fund the advancement and validation of our cellulosic ethanol process technology, which had previously been largely self-funded.

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product and technology development efforts. Accordingly, we are unable to predict which potential commercialization candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products or technologies approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in this report under “Risk Factors.”

Our research and development expenses increased $11.1 million, to $63.4 million (including share-based compensation of $4.4 million) compared to $52.3 million (including share-based compensation of $3.7 million) for the year ended December 31, 2007. Our research and development expenses by operating segment for the years ended December 31, 2008 and 2007 were as follow (in thousands):

	2008	2007	% Change
Biofuels	$41,467	$13,474	208%
Specialty Enzymes	21,971	38,822	(43)%

	$63,438	$52,296	21%

Biofuels Research and Development

Research and development expenses related to our biofuels business include cost related to our ongoing development and validation of our cellulosic ethanol process technology, including, but not limited to, enzyme discovery and development and bioprocess development designed to improve ethanol yields and reduce cost-per-gallon, feedstock testing and validation at the laboratory, pilot- and demo-plant scale, as well as costs related to commissioning, optimization and operation of our demo plant in Jennings, Louisiana.

Our biofuels research and development expenses increased $28.0 million from 2007 to 2008. This increase is related to two factors. First, our 2008 expenses include a full twelve months of post-merger biofuels-related expenses, while in 2007 our expenses included only about six months of post-merger expenses. Second, we accelerated our biofuels technology development efforts during 2008, particularly related to our demo plant start-up and commissioning at our site in Jennings, Louisiana.

We consider our current cellulosic ethanol technology under development to be our “Generation 1” or “Gen 1” technology. To date, we have demonstrated that our Gen 1 technology can produce cellulosic ethanol at a small scale in the laboratory, pilot plant, and demonstration plant, but at yields and cost that are not yet commercially viable. We will require continued and substantial investment to further develop our Gen 1 technology, and continue to believe that Gen 1 will produce a viable technology that will be deployed on a commercial scale as early as 2012.

Specialty Enzymes Research and Development

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements, funded support for research collaborations and to a lesser extent, early stage product development.

Our specialty enzymes research and development expenses decreased $16.9 million from 2007 to 2008. This decrease is related primarily to our shift in focus to biofuels process development after the merger with Celunol on June 20, 2007, and to a lesser extent the de-emphasis of early stage product development for our specialty enzyme business segment and collaboration and grant work not core to our current focus.

Due to limited capital resources and challenging economic conditions expected in 2009, we do not anticipate that we will spend significant resources on early stage specialty enzyme product development during 2009 without additional investment from strategic partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.3 million, or 23%, to $44.3 million (including share-based compensation of $6.8 million) for the year ended December 31, 2008. This increase is largely due to incremental personnel and overhead costs resulting from the merger with Celunol in June 2007, incremental legal expense, consulting and advisory expenses related to the first phase of our collaboration with BP, and, to a lesser extent, increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business. These increases were partially offset by charges incurred during 2007 of $4.0 million related to severance, bonus and modifications to equity awards pursuant to transitional employment and severance agreements with certain executives after the completion of the merger with Celunol in June 2007.

Share-Based Compensation Charges

We recognized $11.2 million, or $0.17 per share, and $11.0 million, or $0.20 per share, for the years ended December 31, 2008 and 2007. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	2008	2007
Research and development	$4,391	$3,669
Selling, general and administrative	6,842	7,297

	$11,233	$10,966

Share-based compensation increased $0.3 million for the year ended December 31, 2008 as compared to the same period in 2007, primarily related to additional grants related to new hires during 2008. Included in share-based compensation for the year ended December 31, 2007 are non-recurring charges of $2.3 million related to modification of vesting for restricted stock awards for certain executives in connection with separation agreements relating to the merger with Celunol.

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

Acquired in-process Research and Development

We allocated $42.4 million of the purchase price in connection with our merger with Celunol in June 2007 to acquired in-process research and development projects. Acquired in-process research and development (“IPR&D”) represents the valuation of acquired, to-be-completed research projects. Celunol’s ongoing research and development initiatives have primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and determined to have no alternative future use. Accordingly, the amounts allocated to those projects were written off in the second quarter of 2007, the period the merger was consummated.

Restructuring Charges

We recorded charges of $12.0 million during the year ended December 31, 2006 in connection with our strategic reorganization in January 2006, which included costs for employee separation and estimates for facilities consolidation costs. During the years ended December 31, 2008 and December 31, 2007, we recorded $0.5 million and $1.5 million of additional charges reflecting revisions in our estimates and present value adjustments for our remaining net facilities consolidation costs. Our revision in December 2007 was primarily related to executing our sublease agreement with a subtenant in October 2007. We may further revise these estimates in future periods, which could give rise to additional charges or adjustments.

Interest expense, net

Interest income on cash and short term investments was $1.0 million for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007 primarily due to lower average cash and investment balances during 2008.

Interest expense was $19.0 million, net of $4.6 million in capitalized interest for the demonstration facility, for the year ended December 31, 2008 compared to $5.7 million for the year ended December 31, 2007, net of $0.7 million in capitalized interest for the demonstration facility. The increase was attributed to interest on the 2007 Notes we issued in March and April 2007 combined with the 2008 Notes issued in February 2008. We recorded aggregate interest expense related to the 2008 Notes of $16.4 million for the year ended December 31, 2008, representing the following (in thousands):

8% coupon interest, payable in cash	$4,344
Non-cash accretion of debt discount, net of premium amortization	3,984
Non-cash amortization of debt issuance costs	759
Write-off of unamortized debt issuance costs and discounts related to converted notes	7,346

$16,433

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

Gain on net change in fair value of derivative assets and liabilities

The fair value of the compound embedded derivative, warrants, and the convertible hedge transaction in connection with our 2008 Notes are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as “Change in fair value of derivative assets and liabilities.” During the year ended December 31, 2008, we recorded a net gain of $3.5 million related to the change in fair value of our recorded derivative asset and liabilities between the closing date of February 27, 2008 and December 31, 2008.

Loss attributed to noncontrolling interest in Galaxy Biofuels LLC

In connection with the initial phase of our strategic partnership with BP, we formed Galaxy as a special purpose entity. We are considered the primary beneficiary of Galaxy and consolidate its financial results. Pursuant to current accounting rules, the transaction fees and joint development fees are accounted for as follows:

•	The license to technology we granted to Galaxy and ongoing joint development work we perform for Galaxy are considered capital contributions to Galaxy;

•	Transaction fees and joint development fees paid by BP are considered capital contributions to Galaxy, which are subsequently distributed to us as a reduction to our capital account;

•	Ongoing joint development is considered a monthly expense of Galaxy.

As a result, our consolidated financial statements include a line item called “Noncontrolling Interest in Galaxy Biofuels LLC.” On our consolidated balance sheet, this line reflects BP’s ownership of Galaxy’s equity. This line item is reduced by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to us on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in our consolidated statement of operations as “Loss attributed to noncontrolling interest in Galaxy Biofuels LLC.” Galaxy has incurred approximately $25 million in losses through December 31, 2008, 50% of which have been allocated to BP. We anticipate Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the joint development program.

Years Ended December 31, 2007 and 2006

Selected Segment Financial Data

Since we only began operating in two business segments during 2007 as a result of our merger with Celunol on June 20, 2007, there is no separate segment financial information available prior to 2007 for comparative purposes. Selected operating results for the year ended December 31, 2007 and identifiable assets as of December 31, 2007 for each of our business segments is set forth below (in thousands):

	Year Ended December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	—	25,975	—	25,975
Collaborative and grant revenue	$—	$20,298	$—	$20,298

Total revenues	—	46,273	—	46,273

Product gross profit	—	6,160	—	6,160

Operating expenses, excluding cost of product revenue and acquired in-process research and development*	20,499	53,480	58,214	132,193

Loss from operations	$(20,499)	$(27,022)	$(58,214)	$(105,735)

Capital expenditures	$26,991	$2,636	$4,603	$34,230

*—Amount	includes $42.4 million write off of in-process research and development.

Identifiable assets by operating segment are set forth below:

	As of December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant & equipment net	66,380	6,655	3,628	76,663
Cash, short-term investments and other assets	1,219	16,971	63,792	81,982

Total identifiable assets	$67,599	$23,626	$173,554	$264,779

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

Revenues decreased 6%, or $2.9 million, to $46.3 million for the year ended December 31, 2007 from $49.2 million for the year ended December 31, 2006, attributed primarily to a decrease in collaborative and grant revenue, offset in large part by an increase in product revenues. Our revenue mix has shifted to a larger percentage of product revenue, consistent with our strategy to grow product sales and de-emphasize collaborations that are not core to our strategic market focus. Product revenue for the year ended December 31, 2007 increased $10.1 million or 64%, to $26.0 million from $15.9 million for the year ended December 31, 2006. This increase was attributable primarily to increased revenue and profit sharing associated with our Phyzyme product sold through our collaboration with Danisco, for the reasons described above in comparing 2008 and 2007 results.

Product revenue represented 56% of total revenues for the year ended December 31, 2007, as compared to 32% for the year ended December 31, 2006.

The increase in product revenue was also attributed to an increase in sales of our other commercial enzyme products, including Quantum Phytase and Fuelzyme-LF.

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

Research and Development

For the year ended December 31, 2007 we estimate that approximately 61% of our research and development personnel costs, based upon hours incurred, were spent on internal product and technology development, and that approximately 39% on research activities funded by our collaborators and grants. For the year ended December 31, 2006 we estimate that approximately 34% of our research and development personnel costs, based upon hours incurred, were spent on internal product and technology development, and that approximately 66% on research activities funded by our collaborators and grants. The increase in time spent on internal product and technology development from the prior year is primarily attributed to our merger completed June 20, 2007 and the focus on cellulosic ethanol process development, and to a lesser extent, bioprocess development and technical support for our enzyme products that have already been introduced commercially.

Our research and development expenses increased $5.6 million, to $52.3 million (including share-based compensation of $3.7 million) compared to $46.7 million (including share-based compensation of $3.6 million) for the year ended December 31, 2006. Our research and development expenses by operating segment for the years ended December 31, 2007 and 2006 were as follow (in thousands):

	2007	2006	% change
Biofuels	$13,474	$—	N/A
Specialty Enzymes	38,822	46,667	(17)%

	$52,296	$46,667	12%

Since we only began operating in two business segments during 2007, there are no separate segment research and development expenses reportable for biofuels prior to 2007 for comparative purposes.

Specialty Enzymes Research and Development

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development, funded support for research collaborations and early stage product development.

Our specialty enzymes research and development expenses decreased $7.8 million from 2006 to 2007. This decrease is related primarily to our shift in focus to biofuels process development after the merger with Celunol on June 20, 2007, and to a lesser extent the de-emphasis of collaboration and grant work not core to our current focus.

Selling, General and Administrative Expenses

	2007	2006	% Change
Selling, general and administrative expenses	$36,016	$18,166	98%

Selling, general and administrative expenses nearly doubled to $36 million (including share-based compensation of $7.3 million) for the year ended December 31, 2007 from $18.2 million (including share-based compensation of $2.1 million) for the year ended December 31, 2006. This increase is largely due to incremental personnel and overhead costs resulting from the merger with Celunol and, to a lesser extent, increased personnel costs and professional services costs to support the growth in product sales and increased complexity of our business, combined with the following non-recurring expenses:

•

$5.2 million increase in share-based compensation primarily related to $2.3 million in severance obligations to former executives pursuant to transitional employment agreements and $3.4 million for restricted stock awards and stock option grants primarily for our new executive management team, partially offset by lower share based compensation from existing awards and grants; and

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

Acquired In-Process Research and Development

We allocated $42.4 million of the purchase price in connection with our merger with Celunol to acquired in-process research and development projects. Acquired in-process research and development, or IPR&D, represents the valuation of acquired, to-be-completed research projects. Celunol’s ongoing research and development initiatives primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and determined to have no alternative future use. Accordingly, the amounts allocated to those projects were written off in the second quarter of 2007, the period in which the merger was consummated.

Restructuring Charges

We recorded charges of $12.0 million during the year ended December 31, 2006 in connection with our strategic reorganization in January 2006, which included costs for employee separation and estimates for facilities consolidation costs. During the year ended December 31, 2007, we recorded $1.5 million of additional charges reflecting revisions in our estimates and present value adjustments for our remaining net facilities consolidation costs upon executing a sublease agreement with a subtenant in October 2007.

Interest and other income, net

Interest income on cash and short term investments was $3.9 million for the year ended December 31, 2007 compared to $2.3 million for the year ended December 31, 2006. The increase was attributable primarily to the increase in cash and investments resulting from proceeds from our 2007 Notes offering, as well as higher average rates of return on our investments, consistent with the increase in short-term interest rates from 2006 to 2007.

Interest expense was $5.7 million, net of $0.7 million in capitalized interest for the demonstration facility, for the year ended December 31, 2007 compared to $1.0 million for the year ended December 31, 2006. This increase was attributed to interest on the 2007 Notes we issued in March and April 2007.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of December 31, 2008 our strategic partners, including BP, have provided us with more than $315 million in funding since inception, including $19.1 million from various government agencies, and are committed to additional funding of more than $100 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $22.5 million from our second joint venture with BP, announced February 2009. This second partnership will act as a separate commercial entity, with the $22.5 million BP funding used solely for this entity.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of December 31, 2008, we had available cash and cash equivalents of approximately $7.5 million, excluding approximately $10.0 million in restricted cash. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. Since we announced our merger with Celunol in February 2007, we have issued $172.5 million of convertible debt to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements. As of December 31, 2008, we had a working capital deficit of $23.8 million.

We will require additional capital to fund our operations. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the substantial doubt in our ability to continue as a going concern. Our cash at December 31, 2008, along with anticipated cash from grants, revenue, our commitment from BP and other sources may not be sufficient to meet cash requirements to fund our operating expenses, capital expenditures, potential payments under our 2008 Notes, and working capital through December 31, 2009 without additional sources of cash.

We will also need to raise sufficient capital to fund the construction of the first commercial cellulosic ethanol plant in Highlands County, Florida. We recently entered into a joint venture with BP intended to advance the design and engineering of the commercial facility, and we expect to break ground on this facility in 2010. We estimate that the total costs of construction for this first commercial plant will be $250 to $300 million which we anticipate will be funded from a combination of non-recourse debt and equity capital. We and BP recently filed a joint application for a Department of Energy loan guarantee program. While funding from this program could cover as much as 80% of the total capital cost of the project, if awarded, we expect this program would fund 60% to 70% of our cost of construction. We expect the remaining 30% to 40% will be funded by equal project equity investments from BP and us. This will require us to raise project equity capital of up to $60 million in addition to the cash required to fund our corporate operations.

We believe that we will be successful in generating additional cash to fund our operations through a combination of additional corporate partnerships and collaborations, federal, state and local grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures.

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

Completion of 2007 Convertible Notes Offering

In late March 2007 and early April 2007, we completed an offering of $120 million aggregate principal amount of 5.5% Convertible Senior Notes due 2027, or the 2007 Notes, in a private placement, generating net cash proceeds of approximately $114.7 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of our common stock issuable upon conversion of the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at a conversion rate 156.25 shares per $1,000 principal amount, which represents a conversion price of $6.40 per share. The conversion rate of the 2007 Notes may be increased in certain circumstances if a holder surrenders their 2007 Notes for conversion in connection with a make-whole fundamental change that occurs before April 5, 2012.

On or after April 5, 2012, we may, at our option, redeem the 2007 Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the 2007 Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require us to purchase all or a portion of their 2007 Notes at a purchase price in cash equal to 100% of the principal amount of the 2007 Notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require us to repurchase all or a portion of their 2007 Notes upon a fundamental change at a repurchase price in cash equal to 100% of the principal amount of the 2007 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2007 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of our common stock.

We have used the net proceeds of the 2007 Notes offering for continued expansion of our biofuels business, including construction of a demonstration-scale ethanol facility, biofuels technology development, continued investment in product development and commercialization efforts in our specialty enzyme business, and for general corporate purposes, including working capital.

Completion of 2008 Convertible Notes Offering

On February 27, 2008, we completed a private placement of 8% Convertible Senior Notes due April 1, 2012, or the 2008 Notes, and warrants to purchase our common stock. Concurrent with entering into the purchase agreement, we also entered into senior notes exchange agreements with certain existing holders of our 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, we issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of our common stock. Gross proceeds from new investments were approximately $54 million and net proceeds from new investments, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $44 million.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions (including that the shares to be issued must be registered for resale under a registration statement filed with the Securities and Exchange Commission), pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and our ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is accordingly limited. As of March 12, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $13.2 million, a substantial portion of which we may be required to settle in cash. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, our cash resources at that time could be insufficient to make the required “make-whole” payments. Any such inability on our part to make the registered “make-whole” payments in cash could potentially have a number of negative consequences including, among others, that (i) we could be forced to defer, reduce or eliminate certain existing and projected operating expenses and capital requirements, (ii) we could be forced to seek to raise capital, which may not be available on reasonable terms or at all, particularly given recent conditions in the United States and global equity and credit markets, (iii) we could default on our obligation to make any required cash “make-whole” and other payments under the 2008 Notes and any such default could cause a default under our other outstanding debt and result in payments under the 2008 Notes and such other debt being accelerated, and (iv) we could be forced to cease operations.

As of December 31, 2008 and March 12, 2009, we had $58.9 million and $51.4 million, respectively, in face value outstanding under the 2008 Notes. In connection with the conversions of the 2008 Notes occurring between January 1, 2009 and March 12, 2009, we issued approximately 5.2 million shares of our common stock, including approximately 2.1 million shares to satisfy a portion of the related “make-whole” obligations. Cash payments to satisfy “make-whole” obligations during this time were insignificant.

The conversion price for the 2008 Notes is $2.13 and is also subject to full ratchet anti-dilution protection. In addition, the 2008 Notes are subject to automatic conversion at our option if our closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date we provides notice of the automatic conversion to investors, the average daily trading volume of our stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

The warrants are exercisable and the number of shares of our common stock issuable upon exercise of the warrant are for shares of our common stock. The initial exercise price of the warrants is $4.44 per share. The exercise price is subject to weighted average anti-dilution protection.

In connection with the transactions described above, we entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), we are entitled to purchase 13,288,509 shares of our common stock from the counterparty at a price per share equal to the initial conversion price of $4.09 (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of 13,288,509 shares of our common stock at a price per share of $5.16. The cash cost of the convertible hedge transaction was approximately $6.2 million.

During 2008, we used the net proceeds from the sale of our 2008 Notes and warrants for general corporate and working capital purposes, including the completion of construction and commissioning of our cellulosic ethanol demonstration facility.

The following table summarizes our principal and interest obligations for the 2007 and 2008 Notes as of December 31, 2008, assuming such obligations are not converted prior to maturity (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes	$202,759	$5,528	$11,055	$11,055	$175,121
2008 Notes (1)	74,192	3,533	9,421	61,238	—

Total Principal and Interest Obligations	$276,951	$9,061	$20,476	$72,293	$175,121

(1)	Total obligations under the 2008 Notes include approximately $15.3 million in interest through maturity of the 2008 Notes. Interest payments on the 2008 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date, as long as such shares have been registered with the Securities and Exchange Commission. Due to Securities and Exchange Commission limitations on the amount of shares we were permitted to register in the resale registration statement we filed with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, we only registered a limited number of interest shares, and as a result we intend to continue paying a significant portion of our quarterly interest payments in cash.

Balance Sheet

Our consolidated assets have decreased by $111.3 million, to $153.5 at December 31, 2008 from $264.8 million at December 31, 2007, attributable primarily to the decrease in goodwill related to the impairment charge of $106.1 million recorded during the third quarter of 2008, as more fully described on page 91 of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and incremental cash usage to support operations and working capital, partially offset by increases in property and equipment related to our pilot and demonstration facilities for our biofuels business segment, as more fully described on page 84 of this “Liquidity” section.

Our consolidated liabilities have increased by $10.5 million, to $180.1 million at December 31, 2008 from $169.6 million at December 31, 2007, attributable primarily to an increase in our carrying value of debt, including the compound embedded derivative and warrants related to our 2008 Notes being accounted for as derivative liabilities, of $17.3 million related to our 2008 Notes, as more fully described on page 86 of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $60.7 million for the year ended December 31, 2008. Our cash used in operating activities consisted primarily of cash used to fund our net loss of $185.5 million, which included a non-cash goodwill impairment charge of $106.1 million related to our merger with Celunol in June 2007.

Our investing activities used cash of $45.9 million for the year ended December 31, 2008. Our investing activities included purchases of property, plant and equipment of $45.1 million primarily for the construction, start-up and commissioning of our demonstration plant, partially offset by cash generated through net sales and maturities of short-term investments of $9.2 million to fund operations. During the second quarter of 2008 we were required under our bank agreement to secure our $10 million outstanding letter of credit issued to our landlord with cash, which is reflected as restricted cash on our consolidated balance sheet as of December 31, 2008 and is reported as cash used in investing activities.

During 2007 and 2008, Celunol and Verenium spent in excess of $101 million on further modifications and improvements to our pilot facility and the construction, start-up and commissioning of our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. In early 2009 we achieved a key development milestone with our 1.4 million gallon per year demonstration-scale cellulosic ethanol facility in Jennings, Louisiana with the commissioning of the facility. As a result, we just recently produced our first gallons of cellulosic ethanol out of the plant. Work to optimize the facility and make process improvements has commenced as we seek to ensure reliable and cost-effective operation. We will require significant additional capital and operating expenditures to complete the optimization of our demonstration-scale facility in 2009. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. During 2007 and 2008, we incurred significant costs in excess of our projected expenditures for the improvements to our pilot plant and construction of our demonstration plant.

Our financing activities generated net cash of $65.3 million for the year ended December 31, 2008, consisting primarily of net proceeds from our 2008 Notes offering in February 2008 and capital contributions by BP into Galaxy, a consolidated variable interest entity, in August 2008.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008, excluding the principal and interest payments for our 2008 Notes and 2007 Notes shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Equipment loans	$1,229	$1,116	$113	$—	$—
Operating leases (1)	41,197	5,550	10,516	11,142	13,989
Manufacturing costs to Fermic (2)	41,313	14,367	26,946	—
Purchase commitment (3)	496	496	—	—	—
License and research agreements	2,735	295	690	690	1,060

Total Contractual Obligations	$86,970	$21,824	$38,265	$11,832	$15,049

1	Operating lease obligations are shown net of $6.4 million in sublease rental income that we expect to receive through February 28, 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.
2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of December 31, 2008, under this agreement over the next three years we have made minimum commitments to Fermic of approximately $41.3 million.
3	In August 2006, Celunol Corp. entered into a commitment to purchase a piece of equipment for the demonstration plant in the amount of $2.2 million, of which $0.5 million was paid upon signing the agreement and an additional $0.5 million upon shipment which occurred in September 2007. The remaining balance of $1.3 million is to be paid ratably over the 24 month period beginning January 2008 and is included in liabilities on our consolidated balance sheets as of December 31, 2008 and 2007.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of December 31, 2008, under this agreement we have made minimum commitments to Fermic of approximately $41.3 million, over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products. Through December 31, 2008, we had incurred costs of approximately $19.1 million for equipment related to this agreement.

During 2009, we anticipate funding as much as $1.4 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

Due to current capacity constraints at Fermic, we are not able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco. As a result, we have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume the right to manufacture Phyzyme. If Danisco were to exercise this right, we would likely experience significant excess capacity at Fermic. If Danisco assumed the right to manufacture Phyzyme and we were unable to absorb the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Bank Debt

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (3.25% at December 31, 2008) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

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

At December 31, 2008, there was approximately $0.9 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $10 million under the Letter of Credit Sublimit, as required under our facilities leases. As of May 2008, as further discussed below we have been required to cash secure the letter of credit with the Bank.

As of December 31, 2008, we were in compliance with all debt covenants under our various financing agreements.

Letter of Credit

Pursuant to our facilities leases for our office and laboratory space in San Diego, we are required to maintain a letter of credit on behalf of our landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on minimum required working capital and market capitalization. As of December 31, 2008, we had a letter of credit in place pursuant to this agreement for approximately $10 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing Bank Agreement as described above. We are required by the Bank to secure this obligation with cash, which is reflected as restricted cash on our consolidated balance sheet as of December 31, 2008.

On January 22, 2009, we increased the amount of our letter of credit to $10.4 million from $10 million to reflect an increase in our contractual rent payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of December 31, 2008.

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

During the third quarter of 2008, we initiated an evaluation to determine if current company-specific or market conditions would give rise to potential impairment of our goodwill carrying value, including, but not limited to, the following:

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

We estimate the fair value of stock option awards and awards under the ESPP on the date of grant using assumptions about volatility, expected life of the awards, risk-free interest rate, and dividend yield rate. The expected volatility in this model is based on the historical volatility of our common stock and an analysis of our peers. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees and an analysis of our peers. The expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

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

Variable Interest Entities

We have implemented the provisions of FASB Interpretation No. 46-R (FIN46-R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended. FIN 46R addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In connection with the initial phase of our strategic partnership with BP, we formed a special purpose entity, Galaxy Biofuels LLC for purposes of maintaining and licensing cellulosic ethanol process technologies. We and BP share equally in the rights and obligations of Galaxy. We have determined that the SPE is a variable interest entity under FIN 46R, and therefore is subject to consolidation.

We have also determined, pursuant to FIN 46R, that Verenium is the primary beneficiary of Galaxy; accordingly, the results of operations of Galaxy should be included in our consolidated statement of operations.

As a result, our consolidated financial statements include a line item called “Noncontrolling Interest in Galaxy Biofuels LLC.” On our consolidated balance sheet, this line reflects BP’s ownership of Galaxy’s equity. This line item will be reduced by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to us on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in our consolidated statement of operations as “Loss attributed to noncontrolling interest in Galaxy Biofuels LLC.” Galaxy has incurred approximately $25 million in losses through December 31, 2008, 50% of which have been allocated to BP. We anticipate Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

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

We adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of December 31, 2008 we have not yet completed our analysis of our deferred tax assets for net operating losses of $115.9 million and research and development credits of $3.4 million generated in years prior to 2008 and net operating losses of $16.6 million and research and development credits of $0.3 million generated in 2008. As such, we have removed these amounts and the offsetting valuation allowance has been removed from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2008, we had $39.1 million in gross deferred tax assets, excluding any estimated deferred tax assets related to our NOL’s and R&D credits. Our deferred tax assets at December 31, 2008 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of December 31, 2008, we had outstanding debt obligations at face value of $160.6 million, including $100.5 million of 2007 Notes, $58.9 million of 2008 Notes, and $1.2 million of equipment loans payable. As of December 31, 2008, the fair value of our 2007 Notes was approximately $23.6 million and the fair value of our 2008 Notes was approximately $28.9 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Verenium Corporation

We have audited the accompanying consolidated balance sheets of Verenium Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verenium Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficit of $23.8 million and has an accumulated deficit of $622.6 million at December 31, 2008. These factors as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The December 31, 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Verenium Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2009

VERENIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,458	$48,743
Short-term investments	—	9,234
Accounts receivable, net of allowance for doubtful accounts of $1,760 and $74 at December 31, 2008 and 2007 (including $0 and $2,218 from a related party at December 31, 2008 and 2007)	8,051	11,118
Inventories, net	2,432	5,904
Prepaid expenses and other current assets	2,938	1,408

Total current assets	20,879	76,407
Property, plant and equipment, net	115,711	76,663
Goodwill	—	106,134
Restricted cash	10,040	—
Derivative asset-convertible hedge transaction, net	163	—
Debt issuance costs and other assets	6,688	5,575

Total assets	$153,481	$264,779

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15,921	$16,412
Accrued expenses	7,781	5,216
Accrued compensation	6,050	8,078
Accrued interest on convertible senior notes	1,382	1,649
Restructuring reserve, current portion	917	1,518
Deferred revenue (including $1,428 and $4,142 from a related party at December 31, 2008 and 2007)	3,397	5,478
Derivative liability—warrants	359	—
Convertible senior notes compound embedded derivative, current portion	7,821	—
Equipment loans payable, current portion	1,068	2,712

Total current liabilities	44,696	41,063
Convertible senior notes, at carrying value, net of discounts (principal amount of $159.4 million and $120 million at December 31, 2008 and 2007)	129,092	120,000
Equipment loans payable, less current portion	104	1,160
Restructuring reserve, less current portion	5,175	5,496
Other long term liabilities	1,001	1,845

Total liabilities	180,068	169,564
Noncontrolling interest in Galaxy Biofuels LLC	12,000	—
Stockholders’ (deficit) equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock—$0.001 par value; 250,000 and 170,000 shares authorized, 67,782 and 63,092 shares issued and outstanding at December 31, 2008 and 2007	68	63
Additional paid-in capital	583,958	532,173
Accumulated deficit	(622,613)	(437,071)
Accumulated other comprehensive income	—	50

Total stockholders’ (deficit) equity	(38,587)	95,215

Total liabilities, noncontrolling interest and stockholders’ (deficit) equity	$153,481	$264,779

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Product (including related party revenue of $668, $3,408 and $1,025 in 2008, 2007 and 2006)	$49,083	$25,975	$15,867
Collaborative (including related party revenue of $8,714, $9,308 and $21,671 in 2008, 2007 and 2006)	13,656	17,581	30,014
Grant	6,920	2,717	3,317

Total revenue	69,659	46,273	49,198
Operating expenses:
Cost of product revenue (including related party costs of $189, $3,406 and $1,132 in 2008, 2007 and 2006)	35,153	19,815	12,914
Research and development	63,438	52,296	46,667
Selling, general and administrative	44,273	36,016	18,166
Restructuring charges	549	1,481	12,026
Goodwill impairment charge	106,134	—	—
Acquired in-process research and development	—	42,400	—

Total operating expenses	249,547	152,008	89,773

Loss from operations	(179,888)	(105,735)	(40,575)
Other expense, net	—	(75)	—
Interest income	957	3,877	2,307
Interest expense	(18,990)	(5,652)	(1,003)
Loss on exchange of convertible senior notes	(3,599)	—	—
Gain on net change in fair value of derivative assets and liabilities	3,478	—	—
Loss attributed to noncontrolling interest in Galaxy Biofuels LLC	12,500	—	—

Net loss	$(185,542)	$(107,585)	$(39,271)

Net loss per share, basic and diluted	$(2.89)	$(1.97)	$(0.85)

Shares used in calculating net loss per share, basic and diluted	64,134	54,607	46,474

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2006	45,048	$45	$358,307	$(3,130)	$(290,215)	$(203)	$64,804
Net loss	—	—	—	—	(39,271)	—	(39,271)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	142	142

Comprehensive loss	—	—	—	—	—	—	(39,129)
Issuance of common stock under stock plans, net of stock award forfeitures	3,187	3	11,548	—	—	—	11,551
Reversal of deferred compensation pursuant to adoption of SFAS No. 123(R)	—	—	(3,130)	3,130	—	—	—
Share-based compensation	—	—	5,690	—	—	—	5,690

Balance at December 31, 2006	48,235	48	372,415	—	(329,486)	(61)	42,916
Net loss	—	—	—	—	(107,585)	—	(107,585)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	111	111

Comprehensive loss	—	—	—	—	—	—	(107,474)
Issuance of common stock under stock plans, net of stock award forfeitures	713	1	1,796	—	—	—	1,797
Issuance of shares in merger	14,144	14	142,886	—	—	—	142,900
Valuation of options and warrants assumed in merger	—	—	4,110	—	—	—	4,110
Share-based compensation	—	—	10,966	—	—	—	10,966

Balance at December 31, 2007	63,092	63	532,173	—	(437,071)	50	95,215
Net loss	—	—	—	—	(185,542)	—	(185,542)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(50)	(50)

Comprehensive loss	—	—	—	—	—	—	(185,592)
Issuance of common stock under stock plans, net of stock award forfeitures	781	1	1,431	—	—	—	1,432
Issuance of shares from convertible senior notes	3,909	4	14,503	—	—	—	14,507
Recognition of beneficial conversion feature for 2008 Notes	—	—	7,274	—	—	—	7,274
Recognition of debt premium for 2008 Notes exchange	—	—	2,666	—	—	—	2,666
Reclassification of 2008 Notes compound embedded derivative liability	—	—	14,678	—	—	—	14,678
Share-based compensation	—	—	11,233	—	—	—	11,233

Balance at December 31, 2008	67,782	$68	$583,958	$—	$(622,613)	$—	$(38,587)

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(185,542)	$(107,585)	$(39,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	42,400	—
Goodwill impairment	106,134	—	—
Depreciation and amortization	9,219	8,875	9,018
Provision for doubtful accounts	1,686	(155)	229
Share-based compensation	11,233	10,966	5,690
Loss on exchange of convertible senior notes	3,599	—	—
Gain on net change in fair value of derivative assets and liabilities	(3,478)	—	—
Loss attributed to noncontrolling interest in Galaxy Biofuels LLC	(12,500)	—	—
Accretion of debt discount from convertible senior notes	10,694	—	—
Non-cash restructuring charges	549	1,481	226
Net loss on disposals of property and equipment	—	80	391
Change in operating assets and liabilities:
Accounts receivable	1,381	(2,117)	137
Inventories	3,472	(1,806)	(1,480)
Other assets	682	2,768	(65)
Accounts payable and accrued liabilities	(4,258)	3,413	3,564
Restructuring reserve	(1,471)	(2,263)	7,796
Deferred revenue	(2,081)	(700)	(2,607)

Net cash used in operating activities	(60,681)	(44,643)	(16,372)
Investing activities:
Purchases of property, plant and equipment, net	(45,074)	(34,230)	(4,362)
Purchases of short-term investments	(132,127)	(309,376)	(217,248)
Sales and maturities of short-term investments	141,311	313,624	225,590
Cash acquired in merger with Celunol Corp., net of transaction costs	—	1,029	—
Restricted cash.	(10,040)	—	—
Advances made to Celunol Corp.	—	(27,500)	—

Net cash provided by (used in) investing activities	(45,930)	(56,453)	3,980
Financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	50,365	114,741	—
Net cash paid for convertible hedge transaction	(6,194)	—	—
Conversion of notes, including “make-whole” payments	(2,077)	—	—
Principle payments on debt obligations	(2,700)	(5,240)	(7,500)
Proceeds from sale of common stock	1,432	1,797	10,705
Proceeds from capital contributions to Galaxy Biofuels LLC	24,500	—	—
Proceeds from equipment financing	—	—	3,088
Proceeds from sale of assets	—	—	781

Net cash provided by financing activities	65,326	111,298	7,074

Net (decrease) increase in cash and cash equivalents	(41,285)	10,202	(5,318)
Cash and cash equivalents at beginning of year	48,743	38,541	43,859

Cash and cash equivalents at end of year	$7,458	$48,743	$38,541

Supplemental disclosure of cash flow information:
Interest paid	$8,947	$4,735	$992

Supplemental disclosure of non-cash operating and financing activities:
Conversions of convertible senior notes to common stock	$13,117	$—	$—

Value of common shares issued in connection with the Celunol Corp. merger	$—	$142,900	$—

Fair value of warrants and options issued in connection with the Celunol Corp. merger	$—	$4,110	$—

Restricted common stock issued to settle employee bonus liabilities	$—	$—	$620

Restricted common stock issued to settle employee termination costs	$—	$990	$226

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

Recent Developments

As more fully described in Note 5, on August 6, 2008, the Company entered into a strategic partnership with BP Biofuels North America LLC (“BP”), a member of the BP family of companies, to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or use in production, of ethanol.

As more fully described in Note 15, on February 18, 2009, the Company and BP announced the formation of the second phase of the strategic partnership through the formation of a joint venture to develop and commercialize cellulosic ethanol from non-food feedstocks.

As more fully described in Notes 2 and 15, the conversion price on the Company’s 2008 Notes re-set on February 27, 2009. Following the reset, a number of holders of the 2008 Notes converted some or all of their 2008 Notes, in some cases resulting in share issuances for the conversion along with the related “make-whole” payments, as well as, in certain instances, cash payments for the “make-whole” payment.

As more fully described in Note 3, the Company recorded a goodwill impairment charge of $106.1 million during the year ended December 31, 2008, which represented the entirety of the Company’s goodwill balance.

Basis of Presentation and Going Concern

The Company has incurred net losses of $39.3 million, $107.6 million, and $185.5 million for the years ended December 31, 2006, 2007 and 2008, has a working capital deficit of $23.8 million and an accumulated deficit of $622.6 million as of December 31, 2008. Based on the Company’s operating plan, which includes payments to be received from BP relating to the first and second phases of the strategic partnership, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, potential payments under the 2008 Notes, and working capital requirements through December 31, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to generate additional financing through a combination of corporate partnerships and collaborations, federal, state and local grant funding and loan guarantees, selling and financing of assets, incremental product sales, and if necessary and available, the sale of debt or equity securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation (formerly Celunol Corp.), since its acquisition effective June 20, 2007, as well as Galaxy Biofuels LLC (“Galaxy”), a variable interest entity of which the Company is the primary beneficiary as defined by Financial Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities.” All intercompany accounts have been eliminated in consolidation.

Reclassification

Certain reclassifications to prior period information have been made to conform to current presentation. For the year ended December 31, 2008, the Company recorded $4.4 million of expenses related to the administration of the Company’s patent portfolio and regulatory affairs in selling, general and administrative on the consolidated statement of operations. Expenses related to the administration of the Company’s patent portfolio and regulatory affairs of $5.4 million and $3.4 million for the years ended December 31, 2007 and 2006 were reclassified from research and development expenses to selling, general and administrative expenses to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses, including impairment charges, during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out method, and includes material, labor, and factory overhead. If necessary, the Company adjusts its inventories by an estimated allowance for excess and obsolete inventories. The determination of the need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as judgments, quality control testing data, and assumptions about the likelihood of obsolescence. The Company maintained a valuation allowance of $240,000 and $350,000 at December 31, 2008 and 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company generally invests its excess cash in U.S. Treasury and government agency obligations and investment-grade corporate securities.

The Company’s accounts receivable consist of amounts due from customers for the sale of products, amounts due from governmental agencies for costs incurred under funded projects, and amounts due from corporate partners under various collaboration agreements. The Company regularly assesses the need for an allowance for potentially uncollectible accounts receivable arising from its customers’ inability to make required payments. The Company has a limited number of accounts receivable and uses the specific identification method as a basis for determining this estimate. The Company maintained an allowance for doubtful accounts of $1.8 million at December 31, 2008 primarily for receivables related to a discontinued product and $74,000 at December 31, 2007.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets. For the years ended December 31, 2008, 2007 and 2006, the Company recorded depreciation expense of $9.2 million, $8.9 million and $9.0 million, which includes the depreciation of assets under capital leases.

Pursuant to SFAS No. 34, “Capitalization of Interest Cost,” the Company capitalizes interest on capital projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. The Company amortizes the capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Included in the costs of its demonstration facility as of December 31, 2008 and 2007 is $5.3 million and $0.7 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures on its demonstration facility.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested annually for impairment, or more frequently if indicators of impairment exist, using fair value measurement techniques. During the third quarter of 2008, the Company determined that indicators of impairment existed and determined that its recorded goodwill was impaired. As a result, the Company recognized a non-cash charge of $106.1 million, representing full impairment of the carrying value of its goodwill. Refer to Note 3 for further detail.

Derivative Financial Instruments

The Company’s 2008 Notes (See Note 2) have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issue Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in a Company’s own Stock” (“EITF 00-19”).

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

Fair Value of Financial Instruments

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2008 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Balance at December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$7,458	$7,458	$—	$—
Derivative liability – warrants (2)	$359	$—	$—	$359
Derivative liability – compound embedded derivative (3)	$7,821	$—	$—	$7,821
Derivative asset, net – convertible hedge transaction (4)	$163	$—	$—	$163

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.
(2)	Represents warrants issued in conjunction with the Company’s 2008 Notes (See Note 2). Included in current liabilities on the accompanying consolidated balance sheet.
(3)	Represents the compound embedded derivative included in the Company’s 2008 Notes (See Note 2). The 2008 Notes include a “make-whole” provision which provides that, upon any noteholder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to the satisfaction of certain conditions, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative includes, among other rights, the noteholders’ right to receive “make-whole” amounts. The Company’s “lattice’ valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the resulting fair value of the compound embedded derivative as of December 31, 2008 is lower than the potential $15 million “make-whole” obligation if all of the outstanding 2008 Notes as of December 31, 2008 converted at that time. The compound embedded derivative is included in current liabilities on the accompanying consolidated balance sheet.
(4)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (See Note 2). Included in non-current assets on the accompanying consolidated balance sheet.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2008 to December 31, 2008 (in thousands):

	Derivative Liability- Warrants	Derivative Liability - Compound Embedded Derivative	Derivative Asset, net – Convertible Hedge Transaction
Balance at January 1, 2008	$—	$—	$—
Issuance of derivative instruments (1)	4,700	31,135	6,194
Adjustment to fair value included in earnings (2)	(4,341)	(5,168)	(6,031)
Adjustment for change in classification from liability to stockholders’ (deficit) equity (3)	—	(14,678)	—
Other adjustments (4)	—	(3,468)	—

Balance at December 31, 2008	$359	$7,821	$163

(1)	Represents the derivative instruments related to the 2008 Notes offering in February 2008 (See Note 2).
(2)	The derivative warrants, compound embedded derivative and convertible hedge transaction are revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the year ended December 31, 2008, the net adjustment to fair value resulted in a gain of $3.5 million and is included in “gain on net change in fair value of derivative assets and liabilities” on the accompanying consolidated statement of operations (See Note 2).
(3)	Represents the portion of the compound embedded derivative reclassified into stockholders’ equity following shareholder approval of issuance of shares under the 2008 Notes in excess of certain Nasdaq limits that required shareholder approval (the “Exchange Cap”) before shares in excess of such limits could be issued. The Company received such shareholder approval on June 4, 2008 (See Note 2).
(4)	Represents decrease in derivative liability related to “make-whole” payments related to conversion of $12.1 million in face value of the 2008 Notes. (See Note 2).

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2008, the Company had $3.4 million in deferred revenue, of which $2.8 million was related to funding from collaborative partners and $0.6 million was related to product sales.

Product Revenue

The Company recognizes product revenue at the time of shipment to the customer provided all other revenue recognition criteria have been met. The Company recognizes revenue on product sales through third-party distribution agreements, if the distributor has a right of return, in accordance with the provisions set forth in

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under SFAS No. 48, the Company recognizes product revenues upon shipment to distributors, provided that (i) the price is fixed and determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

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

The Company recognizes up-front fees, exclusivity fees or other fees received to initiate research projects over the contractual term of the project or its estimated period of performance relating to the term of the contractual arrangements, whichever is longer. Occasionally, the Company is required to estimate its period of performance when the agreements entered into do not clearly define such information. Should different estimates prevail, the Company would adjust its revenue recognition at such time the information is known.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable Interest Entities

The Company has implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. Effective August 1, 2008, the Company has a joint investment with BP in a special purpose entity, Galaxy, that is deemed to be a VIE under FIN 46R, and subject to consolidation. The Company has also determined, pursuant to FIN 46R, that Verenium is the primary beneficiary of Galaxy. Because the Company is the primary beneficiary of Galaxy under FIN 46R, Galaxy is therefore subject to consolidation by the Company. BP’s capital contributions are recorded as a Noncontrolling interest in Galaxy Biofuels LLC on the Company’s consolidated balance sheet. The Company consolidates the operating results of Galaxy, and records an adjustment to the Noncontrolling interest in Galaxy Biofuels LLC for BP’s share of Galaxy’s profits and/or losses.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive loss in its consolidated statements of stockholders’ (deficit) equity.

Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had 0.3 million and 0.8 million unvested restricted shares outstanding as of December 31, 2008 and 2007. Additionally, pursuant to the merger agreement with Celunol, 1.5 million shares of the Company’s common stock issued to former Celunol stockholders were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligations of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto. On June 20, 2008, these shares were released to the former Celunol stockholders.

For purposes of the computation of net loss per share, the unvested restricted shares and the shares held in escrow are considered contingently returnable shares under SFAS No. 128, “Earnings Per Share,” and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Weighted average shares outstanding during the period	65,118	56,052	47,503
Less: Weighted average unvested restricted and merger escrow shares outstanding	(984)	(1,445)	(1,029)

Weighted average shares used in computing basic and diluted net loss per share	64,134	54,607	46,474

Net loss	$(185,542)	$(107,585)	$(39,271)

Net loss per share, basic and diluted	$(2.89)	$(1.97)	$(0.85)

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 19.1 million, 9.4 million and 5.0 million for the years ended December 31, 2008, 2007 and 2006. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

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

In accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company provides segment financial information and results for biofuels and specialty enzymes based on total revenues, product revenue, product gross profit, total operating expenses, capital expenditures, and total identifiable assets used in management’s assessment of operating performance and operating decisions. Expenses shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

Effect of New Accounting Standards

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition- related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on its consolidated results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations and cash flows.

Accounting for Convertible Debt Instruments

In May 2008, FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This statement states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separate the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 will require that the value assigned to the debt component be equal to the estimated fair value of a similar debt instrument without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FSP No. APB 14-1 will not impact the Company’s cash and cash equivalents but the Company anticipates that it may increase the amount of interest expense that the Company records in its statement of operations due to the non-cash amortization of the debt discount. Additionally, the Company anticipates that the adoption of this standard may decrease its debt balance as of December 31, 2008, with a corresponding increase to stockholders’ equity. This opinion is effective for fiscal years beginning on or after December 15, 2008, which will be effective for fiscal year 2009, and must be applied retrospectively to all periods presented.

In June 2008, the EITF issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2009. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact the adoption of EITF 07-05 will have on its consolidated results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”) which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 will be effective for the Company’s first quarter of fiscal 2009. The Company is currently evaluating the impact the adoption of FAS 161 will have on the Company’s consolidated financial statement disclosures.

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	December 31, 2008	December 31, 2007
5.5% Convertible Senior Notes, issued in 2007 (the “2007 Notes”)	$100,500	$120,000
8% Senior Convertible Notes, issued in 2008 (principal face amount of $58.9 million) (the “2008 Notes”)	36,772	—

Total carrying value	137,272	120,000
Less: Current portion (representing the fair value of certain embedded conversion right features, including the “make-whole” provision, and warrants being accounted for as derivative liabilities) (1)	(8,180)	—

Carrying value, non current portion	$129,092	$120,000

(1)	As more fully described below under the sub-heading 2008 Convertible Notes Offering the Company’s obligation under the “make-whole” provisions of the 2008 Notes as of December 31, 2008 could be as high as $15.0 million, assuming that all holders of the 2008 Notes convert at that time. A portion of this “make-whole” payment may be paid in common shares.

2007 Convertible Notes Offering

In March 2007, the Company completed an offering of $100 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (“2007 Notes”) in a private placement, generating net cash proceeds to the Company of approximately $95.5 million. In April 2007, the initial purchasers exercised in full their over-allotment option to purchase an additional $20 million aggregate principal amount of 2007 Notes, generating additional net cash proceeds to the Company of approximately $19.3 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the Verenium common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the Company’s issuance of its 2008 Notes. As of December 31, 2008, the Company had $100.5 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at a conversion rate of 156.5 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $6.40 per share. The total common shares that would be issued assuming conversion of the entire $100.5 million in 2007 Notes is 15.7 million shares.

On or after April 5, 2012, the Company may, at its option, redeem the 2007 Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the 2007 Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their 2007 Notes at a purchase price in cash

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to 100% of the principal amount of the 2007 Notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their 2007 Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2007 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2007 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying consolidated balance sheet, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Convertible Notes Offering

On February 27, 2008, the Company completed a private placement of 8% Senior Convertible Notes due April 1, 2012, or the 2008 Notes, and warrants to purchase Verenium common stock. Concurrent with entering into the purchase agreement, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of common stock. Gross proceeds from new investments were approximately $54 million and net proceeds from new investments, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $44 million.

The Company is required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that the Company may, subject to the satisfaction of certain conditions (including that the shares to be issued must be registered for resale under a registration statement filed with the Securities and Exchange Commission), pay interest or “make-whole” amounts with shares of its common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. The registration statement that the Company filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and the Company’s ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is accordingly limited.

The conversion price for the 2008 Notes is $2.13 and is also subject to full ratchet anti-dilution protection. The 2008 Notes are subject to automatic conversion at the Company’s option if the Company’s closing stock price exceeds $8.18 per share over a 30-trading day period ending prior to the date the Company provides notice of the automatic conversion to investors, the average daily trading volume of the Company’s stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

The warrants are exercisable for shares of the Company’s common stock. The initial exercise price of the warrants is $4.44 per share. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the transactions described above, the Company entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), the Company is entitled to purchase 13,288,509 shares of the Company’s common stock from the counterparty at a price per share equal to the initial conversion price of $4.09 (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of 13,288,509 shares of the Company’s common stock at a price per share of $5.16. The cash cost of the convertible hedge transaction was approximately $6.2 million.

Periodic interest payments on the 2008 Notes are approximately $1.2 million every three months, assuming an outstanding balance of $58.9 million, and are payable on January 1, April 1, July 1 and October 1, of each year.

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

•

The Company is not permitted to repay, restructure, amend, redeem, exchange or repurchase all or any portion of the outstanding 2007 Notes, except for repayments or redemptions required by the terms of the 2007 Notes.

Allocation of Cash Proceeds to 2008 Notes and Valuation of Embedded Features

The Company has allocated the proceeds received from the 2008 Notes among the underlying debt instruments, conversion rights, and the detachable warrants, as follows (in thousands):

Fair value of compound embedded derivative	$31,135
Fair value of warrants	4,700
Debt host instrument	35,165

Face Value of 2008 Notes	$71,000

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At inception, the fair value of the compound embedded derivative of $31.1 million and the detachable warrants of $4.7 million were separated from the debt host contract and recorded as derivative liabilities which resulted in a reduction of the initial notional carrying amount of the 2008 Notes as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

The derivative liability arising from the conversion rights could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Furthermore, the amount of the “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument under EITF 00-19. Based upon this, the Company initially recorded the derivative liability (the “compound embedded derivative”) related to the holders’ rights to a “make-whole payment upon conversion, the portion of the embedded conversion rights settlable in cash due to the certain Nasdaq limits, and certain other rights. The Company recorded this compound embedded derivative liability as a component of the current portion of convertible debt on its consolidated balance sheet. On June 4, 2008, in connection with shareholder approval of issuance of shares in excess of certain Nasdaq limits that required shareholder approval before shares in excess of such limits could be issued, $14.7 million of the compound embedded derivative value was reclassified into stockholders’ equity. The remaining derivative liability attributed to the compound embedded derivative will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the resulting fair value of the compound embedded derivative as of December 31, 2008 is lower than the potential $15.0 million “make-whole” obligation if all of the outstanding 2008 notes as of December 31, 2008 converted on that date.

The derivative liability attributed to the warrants could require cash settlement within one year from the balance sheet date since the warrants became exercisable in August 2008. Based upon this, the Company has reported the derivative liability related to the warrants as a current liability on its consolidated balance sheet. The derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

Beneficial Conversion Feature

The Company recorded an additional debt discount of $7.3 million related to a beneficial conversion feature resulting from the issuance of the 2008 Notes. The beneficial conversion feature was determined by calculating the difference between the effective conversion price resulting from the carrying value of the 2008 Notes and the fair value of the Company’s common stock at the date of issuance. The discount attributed to the beneficial conversion feature is being accreted over the term of the 2008 Notes using the effective interest method. In connection with a conversion price reset on February 27, 2009 for the 2008 Notes which reduced the conversion price for the 2008 Notes from $4.09 to $2.13, the beneficial conversion feature will need to be remeasured and may increase in the first quarter of 2009 resulting in additional debt discount to be accreted over the remaining term of the 2008 Notes.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the two separate call options that comprise the convertible hedge transaction. The convertible hedge transaction does not qualify for equity classification under EITF No. 00-19, as there are potential circumstances, though remote, where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the consolidated balance sheet and is marked-to-market at the end of each reporting period, with any change in value reported as a non- operating expense or income in the consolidated statement of operations. The Company has determined that the initial cash paid for each of the two separate call options that comprise the convertible hedge transaction approximated fair value. The fair values of the two call options subsequent to the initial issuance date were determined using the Black-Scholes Merton methodology.

Impact of Fair Value Remeasurements

The fair value of the compound embedded derivative, warrants, and the two separate call options that comprise the convertible hedge transaction are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity.

The fair value of the compound embedded derivative, warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life and interest rates.

The following table sets forth the quarterly change in fair value measurements impacting all derivative assets and liabilities for the year ended December 31, 2008 (in thousands):

	Derivative Liability – Compound Embedded Derivative	Derivative Liability - Warrants	Derivative Asset – Convertible Hedge	Total Gain (Loss)
Fair value re-measurement at:
March 31, 2008	$460	$100	$(1,124)	$(564)
June 30, 2008	2,262	3,201	(3,189)	2,274
September 30, 2008	313	903	(1,644)	(428)
December 31, 2008	2,133	137	(74)	2,196

Total fair value re-measurement gain (loss)	$5,168	4,341	(6,031)	$3,478

Loss on Exchange of Notes

In connection with the issuance of the 2008 Notes, the Company exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and related warrants. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments with substantially different terms is a debt extinguishment and requires the recognition of a gain or loss on exchange. The Company determined that the exchange qualified as a debt extinguishment under EITF 96-19, and recorded a loss on the exchange of $3.6 million, equal to the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and warrants issued.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the exchange, and pursuant to EITF 96-19, the $16.7 million in face value 2008 Notes issued in the exchange was recorded at their derived fair value of approximately $21.4 million on the date of exchange. This resulted in a debt premium of approximately $4.8 million, of which $2.1 million is being amortized as an offset to interest expense using the effective interest method over the approximately 4–year term of the 2008 Notes, and $2.7 million was recorded as additional paid-in-capital.

The fair value of the 2008 Notes issued in the exchange was determined using a “lattice” model, consistent with the methodology used to derive the fair value of the compound embedded derivative.

Interest Expense on 2008 Notes

For the year ended December 31, 2008, the Company recorded interest expense related to the 2008 Notes of $16.4 million, as follows (in thousands):

8% coupon interest, payable in cash	$4,344
Non-cash accretion of debt discount, net of premium amortization	3,984
Non-cash amortization of debt issuance costs	759
Write-off of unamortized debt issuance costs and discounts related to converted notes	7,346

$16,433

The initial debt discount related to the compound embedded derivative, detachable warrants, and beneficial conversion feature and premium related to the fair value adjustment for exchanged notes total $41 million. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying balance sheet. Debt issuance costs at inception totaled $4.0 million, and are reflected in other long term assets on the accompanying balance sheet. The debt discounts and debt issuance costs are being amortized into interest expense over the term of the 2008 Notes, or approximately 4 years.

Conversion of 2008 Notes

As of December 31, 2008, principal in the amount of $12.1 million of the 2008 Notes had converted at $4.09 per share into approximately 3.0 million shares of the Company’s common stock. The Company also made “make-whole” payments to the converting noteholders in the amount of $3.5 million, with some of such payments being made in stock and some of such payments being made in cash.

As more fully described in Note 15, several holders of the 2008 Notes have converted their 2008 Notes since December 31, 2008.

3.	Goodwill

As a result of the merger with Celunol on June 20, 2007, the Company recorded $106.1 million of goodwill on its balance sheet, all of which was allocated to the Company’s biofuels reporting unit.

During the third quarter of 2008, the Company initiated an evaluation to determine if current company-specific or market conditions would give rise to potential impairment of the goodwill carrying value, including, but not limited to, the following:

•	the significant decline in the market value of the Company’s invested capital, including the market value of the Company’s common stock and convertible debt;

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	sustained operating losses and demonstration plant cost overages; and

•	significant cash shortfalls and working capital deficiencies.

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

Under the first step, in assessing the fair value of its biofuels reporting unit, the Company primarily considered the market approach under which the implied fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for the Company’s common stock, and the fair value of the Company’s convertible debt. The Company determined that the implied fair value of the biofuels reporting unit was less than the carrying value of the net assets of the reporting unit and that step two of the impairment test was required. Under the second step, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the reporting unit to all of the assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the biofuels reporting unit was the price paid to acquire the reporting unit. Under this analysis, the excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. The step two analysis resulted in no implied fair value of goodwill. As a result, the Company recognized a non-cash charge of $106.1 million in the third quarter of 2008, representing full impairment of the carrying value of goodwill.

4.	Balance Sheet Details

Short Term Investments

The Company did not have any short-term investments as of December 31, 2008.

Short-term investments consisted of the following as of December 31, 2007 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
December 31, 2007
Corporate debt securities	$9,191	$48	$(5)	$9,234

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2008	2007
Trade, net of allowance for doubtful accounts (including $0 and $113 from a related party at December 31, 2008 and 2007)	$6,969	$7,499
Grants	590	495
Collaborators (including $0 and $2,105 from a related party at December 31, 2008 and 2007)	492	3,124

	$8,051	$11,118

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are recorded at standard cost on a first-in, first-out (FIFO) basis. Inventories consist of the following (in thousands) as of:

	December 31,
	2008	2007
Inventories:
Raw materials	$607	$621
Work in process	241	115
Finished goods	1,824	5,518

	2,672	6,254
Reserve	(240)	(350)

	$2,432	$5,904

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

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Laboratory equipment	$50,477	$49,748
Computer equipment	12,838	12,177
Furniture and fixtures	6,325	5,548
Leasehold improvements	9,194	10,331
Land	1,560	1,580
Pilot facility	19,207	17,726
Assets to be placed in service, demonstration facility	89,540	46,244

	189,141	143,354
Accumulated depreciation, amortization, and reserves:	(73,430)	(66,691)

	$115,711	$76,663

Included in the costs of its demonstration facility as of December 31, 2008 and December 31, 2007 is $5.3 million and $0.7 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation of property, plant and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years
Pilot facility	10 years

Leasehold improvements are depreciated using the shorter of the estimated useful life or remaining lease term.

Depreciation related to the pilot facility and demonstration facility assets begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and is being depreciated over a 10-year life. Subsequent modifications to the pilot facility which do not extend its useful life but meet the criteria for capitalization, are considered immediately placed in service when incurred, and depreciated over the remainder of the pilot facility’s useful life. The demonstration facility was placed in service during the first quarter of 2009, and the Company is in the process of determining the appropriate useful lives for the plant and its components.

Accrued Liabilities

Accrued expenses consists of the following (in thousands):

	December 31,
	2008	2007
Professional services and outside services	$2,608	$2,674
Royalties	1,233	262
Other	3,940	2,280

	$7,781	$5,216

Accrued compensation consists of the following (in thousands):

	December 31,
	2008	2007
Vacation	$1,575	$1,173
Other employee costs	1,302	1,455
Bonuses	3,173	5,450

	$6,050	$8,078

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Significant Agreements

The Company has a number of strategic alliances and relationships, the more significant of which include the following:

Strategic Partnership with BP Biofuels North America LLC

Effective August 1, 2008, the Company entered into a Joint Development and License Agreement (“JDA”) with BP focused on the development and commercialization of cellulosic ethanol technologies. As part of the transaction, Galaxy Biofuels LLC (“Galaxy”), a special purpose entity, equally owned by the Company and BP. Pursuant to the JDA, the Company granted to Galaxy a worldwide, royalty-free license and sublicense to Verenium’s existing background technology related to the production of cellulosic ethanol, which will continue to be owned by Verenium. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program under the JDA and is responsible for administering the licensing of the technology package resulting from the joint development program. Future profits and losses related to the licensing of these technologies will be shared equally by the Company and BP. The Company accounts for its investment in Galaxy pursuant to FIN 46R, and has determined that Galaxy is subject to consolidation by Verenium.

The financial terms of the JDA include a transaction fee of $45 million payable to the Company by BP on behalf of Galaxy, in exchange for broad access to the Company’s cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise was paid. The transaction fee is payable in three installments: $24.5 million was paid within ten days of the closing; $6.5 million on January 2, 2009; and $14.0 million on July 1, 2009.

The Company and BP will conduct the joint development efforts within the cellulosic ethanol field under the JDA, the initial term of which is 18 months. Pursuant to the JDA, BP will pay the Company $45 million in non refundable joint development fees to co-fund the Company’s various scientific and technical initiatives within the field. The joint development fees represent approximately 50% of the estimated costs of these initiatives through January 2010, and are payable as follows: $15 million was paid on January 2, 2009, plus $2.5 million per month from February 2009 through and including January 2010.

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

As a result, the consolidated financial statements include a line item called “Noncontrolling Interest in Galaxy Biofuels LLC.” On the consolidated balance sheet, this line reflects BP’s ownership of Galaxy’s equity. This line item will be reduced by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to Verenium on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statement of operations as “Loss attributed to noncontrolling interest in Galaxy Biofuels LLC.” Galaxy has incurred approximately $25 million in losses through December 31, 2008, 50% of which have been allocated to BP. The Company anticipates Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

As more fully described in Note 15, on February 18, 2009, the Company announced the second phase of its strategic partnership with BP through the formation of a joint venture to develop and commercialize the production of cellulosic ethanol from non-food feedstocks.

Research and Development Collaborations

Syngenta

The following summarizes the Company’s relationship with Syngenta AG, and its affiliates (collectively, “Syngenta”), a related party (see Note 7, “Related Party Transactions”):

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

Upon the closing of the transactions with TMRI, the Company issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase 1,293,211 shares of common stock at $22.00 per share that is exercisable for ten years starting in 2008. Since that time, the conversion price of the warrant has adjusted to $18.16 per share, in accordance with antidilution provisions in the warrant agreement. The total value of the acquisition was approximately $74.0 million, of which $54.9 million was allocated to certain intangible assets. In December 2005, in connection with its strategic reorganization, the Company recorded an impairment charge related to the full write-down of the carrying values of assets and technologies acquired as part of the acquisition.

In January 2007, the Company announced a new 10-year research and development partnership with Syngenta. The new agreement, which replaced the seven-year agreement with Syngenta that started in early 2003, is focused on the discovery and development of a range of novel enzymes to economically convert pre-treated cellulosic biomass to mixed sugars, which is a critical step in the process of biofuel production.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the restructuring of the Syngenta agreement, minimum guaranteed collaborative revenue was reduced by approximately $19.0 million, with $12.0 million of this reduction occurring in 2007. Additionally, under the terms of the 10-year agreement, the two-year guaranteed funding period totaling $8 million per year expired on December 31, 2008. The Company does not anticipate continuing to receive significant funding from Syngenta under this agreement.

Total collaborative revenue recognized under the Syngenta agreements was $8.7 million, $9.3 million, and $21.7 million for the years ended December 31, 2008, 2007, and 2006. Total Quantum phytase (the first product the Company commercialized with Syngenta) product revenue was $0.7 million, $3.4 million, and $1.0 million for the year ended December 31, 2008, 2007 and 2006.

In February 2008, AB Enzymes and AB Vista (collectively, “AB”), both subsidiaries of Associated British Foods plc, announced the acquisition of Syngenta’s Quantum Phytase feed enzyme business. Prior to this transaction, the Company supplied Quantum Phytase to Syngenta pursuant to a manufacturing and supply agreement. The Company was unable to reach a manufacturing and supply agreement with AB on commercially agreeable terms and discontinued the manufacturing of Quantum in the second quarter of fiscal 2008.

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

Collaborative revenue recognized under the Bunge agreements was $2.1 million, $3.6 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006. Total Purifine product revenue was $0.9 million, $0.2 million, and $0 million for the years ended December 31, 2008, 2007 and 2006.

Cargill Health and Food Technologies

In 2005, the Company signed a collaboration agreement with Cargill Health and Food Technologies to discover and develop novel enzymes for the cost-effective production of a proprietary Cargill product involving multiple enzyme steps. In 2006, this collaboration agreement was expanded to include additional enzymes beyond the initial targeted set. In 2007, this agreement was further extended through May 2008. Under the terms of the agreement, the Company received upfront payments and research funding, and is entitled to receive milestone payments, license fees, and royalties on products that may be developed under the agreement. In May 2008, Cargill exercised an early option to license one of the enzymes under the agreement.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognized under the Cargill collaboration was $0.8 million, $0.9 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006.

BASF

In December 2005, the Company entered into a master collaboration agreement with BASF under which the Company is responsible for the discovery and optimization of new enzymes, and BASF is responsible for process and product development and commercialization. Under the agreement, the Company has received technology access fees and research support payments, and is entitled to receive milestone payments and royalties based on sales of products resulting from the collaboration. During the fourth quarter 2008, the Company received a milestone from BASF under the agreement. Revenue recognized under the BASF agreement was $1.6 million $2.6 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006.

Government Grants and Contracts

The Company has received grants and contracts from a number of government agencies, including the U.S. Department of Defense, the U.S. Department of Energy, and the National Institutes of Health. Revenue related to government grants and contracts was $6.9 million, $2.7 million, and $3.3 million for the years ended December 31, 2008, 2007, and 2006. As of December 31, 2008, the Company had approximately $19.1 million in funding committed from various government agencies through 2012.

On February 26, 2008, the Department of Energy (“DOE”) announced the recipients of an $8.5 million federal grant to further develop commercially viable renewable fuels. The Company was announced as one of four recipients of the grant. The Company’s grant relates to the commercialization of customized cellulase solutions for biomass saccharification. This project will leverage the Company’s advanced enzyme development capabilities to commercialize a cellulase enzyme system to produce a more cost-effective enzyme solution for biomass saccharification processes that will also tolerate conditions that enable more efficient process economics in producing ethanol from cellulosics. During 2008, the Company recognized $3.0 million in revenue relating to this grant.

On March 27, 2007, the Company was selected as one of five recipients of a DOE project focused on developing highly efficient fermentative organisms to convert biomass material to ethanol. With the $5.4 million grant, the Company continues to advance the ethanologen platform licensed from the University of Florida. Further development of the fermentation organisms is focused on optimizing the ability to ferment sugars produced from a wide variety of feedstocks and to increase robustness in a commercial-scale fermentation process, while simultaneously reducing costs and increasing product yields. During 2008, the Company recognized $1.4 million in revenue relating to this grant. As work did not start on this grant until 2008, the Company did not recognize any revenue during 2007.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2008, due to capacity constraints at Fermic, the Company was not able to supply adequate quantities of Phyzyme necessary to meet increased demand from Danisco. As a result, the Company contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to EITF 99-19, revenue from Phyzyme that is supplied to the Company by Genencor is recognized in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share the Company recognizes for Phyzyme it manufactures at Fermic. This is due to the fact that Genencor bears inventory risk before the product is ordered by Danisco. While this revenue recognition treatment should have little or no negative impact on the gross margin recognized for every sale of Phyzyme, it would have a negative impact on the gross product revenue recognized for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

Revenue recognized from transactions with Danisco, including contract manufacturing performed on behalf of Danisco, was $37.0 million, $16.2 million, and $8.9 million for the years ended December 31, 2008, 2007, and 2006.

Bayer Animal Health

In December 2003, the Company formed a collaboration with Bayer Animal Health to develop and market products to prevent infectious diseases in fish.

The Company’s single source of revenue from Bayovac® SRS, the product resulting from the collaboration, has been through a licensing and collaboration agreement with Microtek International Inc, who has been distributing this product to Bayer Animal Health, since its commercial launch in 2004. In late 2007, because of new entrants into the vaccine market and resulting pressure on pricing and margins, the Company made the strategic decision to exit the animal health vaccine market to focus on product commercialization efforts in areas that are more strategic to its current focus, namely biofuels. In connection with this decision, the Company terminated its Licensing and Collaboration Agreement with Microtek, and discontinued sales of Bayovac® SRS in early 2008.

Revenue recognized from Bayovac® SRS was $1.0 million, $1.5 million, and $3.8 million for the years ended December 31, 2008, 2007, and 2006.

6.	Bank and Commercial Debt

The Company has entered into various equipment financing line of credit agreements with lenders to finance equipment purchases. Under the terms of the credit agreements, equipment purchases are structured as notes and

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are to be repaid over periods ranging from 36 to 48 months at interest rates ranging from 6.99% to 10.43%. The notes are secured by the related equipment.

On September 30, 2005, the Company entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provides for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings will bear interest at the Bank’s prime rate (3.25% at December 31, 2008) plus 0.75%. On September 30, 2006, the Company’s draw-down period under the Equipment Advances expired.

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

On February 22, 2008, the Company executed an amendment to the Bank Agreement. Pursuant to the amendment, in exchange for the Bank’s consent to the private placement of the 2008 Notes and the related warrants, the Company agreed to expand the scope of the security interest under the Bank Agreement to include substantially all of its assets excluding intellectual property. In return, the Bank modified the minimum cash covenant to reduce the required minimum liquidity from $25 million to an amount equal to 150% of the total amount of the Company’s obligations to the Bank under the Bank Agreement.

The Bank Agreement also provides for an event of default upon the occurrence of a material adverse effect on i) the business operations, condition (financial or otherwise) or prospects of the Company, ii) the ability of the Company to repay its obligations due to the Bank or otherwise perform its obligations under the Bank Agreement, or iii) the Company’s interest in, or the value of, perfection or priority of the Bank’s security interest in the collateral. In the event of non compliance or a material adverse effect, the Company would be required to cash-secure its existing obligations under the Bank Agreement. At December 31, 2008, there was approximately $0.9 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $10 million under the Letter of Credit Sublimit which is secured by cash, as required under the Company’s facilities leases (See Note 8—Commitments and Contingencies).

As of December 31, 2008 the Company was in compliance with all debt covenants under its various financing agreements.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company’s future minimum payments under its equipment loans payable are as follows (in thousands):

Year ending December 31:
2009	$1,116
2010	113

Total future minimum payments	1,229
Less amounts representing interest	(57)

Total future minimum principal payments	1,172
Less current portion of debt obligations	(1,068)

Non-current portion of debt obligations	$104

7.	Related Party Transactions

Syngenta AG

The Company has had a research collaboration with Syngenta, a greater-than 10% owner of the Company’s outstanding common stock, since 1999. (See Note 5, “Significant Agreements”).

The Company recognized revenue from Syngenta and its affiliates of $9.4 million, $12.7 million, and $22.7 million for the years ended December 31, 2008, 2007, and 2006. Accounts receivable due from Syngenta were $0 and $2.2 million, and deferred revenue associated with Syngenta was $1.4 million and $4.1 million, at December 31, 2008 and 2007.

8.	Commitments and Contingencies

Leases

At December 31, 2008, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	Gross Rental Payments	Sublease Income	Net Rental Payments
Year ending December 31:
2009	$6,506	$(956)	$5,550
2010	6,127	(987)	5,140
2011	6,399	(1,023)	5,376
2012	6,537	(1,060)	5,477
2013	6,762	(1,097)	5,665
Thereafter	15,313	(1,324)	13,989

Total minimum lease payments	$47,644	$(6,447)	$41,197

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Company’s planned commercial facility in Highlands County, Florida, an agreement was entered into which includes a facility site option and a farm lease. The farm lease agreement was entered into on June 6, 2008 for a thirteen month term for 16,200 net plantable acres. The site option agreement for 142.2 acres of land was entered into on November 1, 2007 for a five year term, with an option to extend for 20 years.

The Company further owns an option to purchase a parcel of land on the Gulf Coast of the United States. The option for 626 acres was extended through March 31, 2009 for exercise of the land option, with an option to extend further through June 30, 2009.

The facility site option, farm lease, and land option agreements and the associated rights were contributed to the joint venture that is the operating entity for the second phase of the Company’s joint venture with BP.

For the years ended December 31, 2008, 2007, and 2006, rent and administrative service expense under operating leases was approximately $4.7 million, $4.5 million, and $3.9 million, net of rental income and restructuring charges. As more fully described in Note 9, “Impairment Charges and Restructuring Activities,” the Company recorded a restructuring charge and related restructuring liability based on space vacated in its 61,000 square foot facility during 2006. During 2008, approximately 85% of the idle building was rented to a subtenant. Accordingly, the rent payments from the sublease of approximately $6.4 million related to the subleased space are not accounted for as rental income, but rather recorded against the restructuring reserve to offset the Company’s rent payments with the landlord.

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

As of December 31, 2008, the Company had a letter of credit in place pursuant to this agreement for approximately $10 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under the Company’s existing Bank Agreement previously described in Note 6. The Company is required by the Bank to secure this obligation with cash, which is reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2008. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord.

On January 22, 2009, the Company executed an amendment to its letter of credit to increase the letter of credit to $10.4 million from $10 million to reflect an increase in the Company’s two years of rent payments.

Manufacturing Commitments

During 2002, the Company entered into a manufacturing agreement with Fermic, S.A. de C.V. (“Fermic”), a fermentation and synthesis plant located in Mexico City, to provide the Company with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four-year period. Under the terms of the agreement, the Company can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period, aggregates four years. Pursuant to the agreement with Fermic, the Company is also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as the projected manufacturing volume increases. As of December 31, 2008, the Company had minimum commitments to Fermic under this agreement of approximately $41.3 million over the next three years. In addition, under the terms of the agreement, the Company is required to purchase certain equipment required for fermentation and downstream processing of the products. Through December 31, 2008, the Company had incurred costs of approximately $19.1 million for equipment related to this agreement. During 2009, the Company anticipates spending as much as $1.4 million in additional equipment costs related to the manufacturing agreement. As the Company continues to develop its commercial manufacturing platforms, it will be required to purchase additional capital equipment under this agreement.

The Company relies on Fermic as its sole-source manufacturer for large volumes of commercial enzymes.

Litigation

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the Plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. A deadline for the focus core defendants to answer the complaints has not yet been set.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley Research, inc.

During 2008, the Company settled its previously disclosed litigation with Valley Research, inc. (“VRi”). On May 5, 2008, the Company entered into a confidential settlement agreement with VRi pursuant to which the parties dismissed all claims against one another with prejudice. The parties settled the litigation without admission of liability and without any acknowledgment or admission that the respective positions of the parties were correct. During the year ended December 31, 2008, the Company incurred a charge of $125,000 related to this litigation, representing the difference between the settlement amount and what had been previously reserved in connection with the matter.

In addition to the matter noted above, from time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers to be immaterial, individually and in the aggregate. In accordance with generally accepted accounting principles , the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

9.	Impairment Charges and Restructuring Activities

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

During the fourth quarter of 2007 and 2008, the Company recorded $1.5 million and $0.5 million of additional charges, reflecting revisions in its estimate for the remaining net facilities consolidation costs upon executing a sublease agreement with a subtenant.

Pursuant to SFAS No. 146 the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activity in the restructuring reserves for the years ended December 31 2008 and 2007 (in thousands):

Balance at January 1, 2006	$—
Accrued and expensed	11,023
Charged against accrual	(4,230)
Adjustments and revisions	1,003

Balance at December 31, 2006	7,796
Charged against accrual	(2,263)
Adjustments and revisions	1,481

Balance at December 31, 2007	7,014
Charged against the accrual	(1,471)
Adjustments and revisions	549

Balance at December 31, 2008	$6,092

10.	Segment Information and Concentration of Business Risk

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

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross profit and total operating expenses and capital expenditures. For the year ended December 31, 2008, the specialty enzyme segment comprised 100% of product revenue, and cost of product revenue. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, write-off of goodwill and acquired in-process research and development, and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets like goodwill and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

The results of operations for the year ended December 31, 2008 include twelve months of combined operations resulting from the merger with Celunol on June 20, 2007. Since the merger closed near the end of the

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second quarter of 2007, results of operations for the year ended December 31, 2007 include the historical results of Diversa Corporation and the operating results of Celunol for the period June 21, 2007 through December 31, 2007, and are not reflective of the combined operations.

Selected operating results for each of our business segments is set forth below for the years ended December 31, 2008 and 2007 (in thousands):

	2008				2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$49,083	$—	$49,083	$—	$25,975	$—	$25,975
Collaborative and grant revenue	1,635	18,941	—	20,576	—	20,298	—	20,298

Total revenues	1,635	68,024	—	69,659	—	46,273	—	46,273

Product gross profit	—	13,930	—	13,930	—	6,160	—	6,160

Operating expenses* (excluding cost of goods sold)	54,865	32,196	127,333	214,394	20,499	53,480	58,214	132,193

Operating income (loss)	$(53,230)	$675	$(127,333)	$(179,888)	$(20,499)	$(27,022)	$(58,214)	$(105,735)

Capital expenditures	$41,759	$3,121	$194	$45,074	$26,991	$2,636	$4,603	$34,230

*	Corporate operating expenses include $106.1 million in a non-cash goodwill impairment charge in 2008 and $42.4 million non-cash acquired in-process research and development charge in 2007.

Identifiable assets by operating segment are set forth below:

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$107,470	$3,502	$4,739	$115,711
Cash, short-term investments and other assets	702	21,142	15,926	37,770

Total identifiable assets	$108,172	$24,644	$20,665	$153,481

	As of December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant and equipment net	66,380	6,655	3,628	76,663
Cash, short-term investments and other assets	1,219	16,971	63,792	81,982

Total identifiable assets	$67,599	$23,626	$173,554	$264,779

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Business Risk

During the years ended December 31, 2008, 2007, and 2006, the Company had collaborative research agreements that accounted for 20%, 38%, and 61% of total revenue. The Company derived, directly or indirectly, approximately 10%, 7%, and 10%, of its revenue from agencies of the United States government in 2008, 2007, and 2006.

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from significant customers and / or collaboration partners as a percentage of total revenue was as follows:

	2008	2007	2006
Syngenta	13%	27%	46%
Danisco Animal Nutrition	53%	35%	18%

Accounts receivable from the Company’s largest two customers comprised approximately 68% and 57% of accounts receivable at December 31, 2008 and 2007. Accounts receivable derived directly or indirectly from agencies of the U.S. government comprised 7% and 4% of total accounts receivable at December 31, 2008 and 2007.

Revenue by geographic area was as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
North America	$22,507	$15,284	$13,593
South America	13,826	1,458	3,806
Europe	32,024	29,214	31,783
Asia	1,302	225	16
Middle East	—	92	—

	$69,659	$46,273	$49,198

For the years ended December 31, 2008, 2007 and 2006, 81%, 84% and 87% of the Company’s product revenue has come from one focus area, animal nutrition and health.

11.	Stockholders’ Equity

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12.	Equity Incentive Plans and Warrants

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

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company (“Board”) adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and reserved a total of 600,000 shares for issuance thereunder. The number of shares available for issuance under the Directors’ Plan will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year and continuing through and including calendar year 2015, by an amount equal to the excess of (i) the number of shares subject to

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock awards granted during the preceding calendar year, over (ii) the number of shares added back to the share reserve during the preceding calendar year pursuant to expirations, terminations, cancellations, forfeitures and repurchases of previously granted awards. However this automatic annual increase shall not exceed 250,000 shares in any calendar year. As of December 31, 2008, a total of 966,000 shares of the Company’s common stock have been reserved for issuance under the Directors’ Plan.

The Board adopted the Directors’ Plan as the primary equity incentive program for the Company’s non-employee directors in order to secure and retain the services of such individuals, and to provide incentives for such persons to exert maximum efforts for the success of the Company. Stock awards granted under this plan generally vest monthly over a three year period and expire 10 years from the date of the grant. The Directors’ Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of December 31, 2008, there were approximately 590,000 shares outstanding under the Directors’ Plan and approximately 312,000 shares outstanding under the 1999 Non-Employee Directors’ Stock Option Plan.

Employee Stock Option and Stock Purchase Plans

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2008, a total of 3,631,000 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan.

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

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2008, the aggregate number of shares awarded under the 1997 Plan is approximately 14,220,000, with no shares available for grant.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

The Company recognized $11.2 million, $11.0 million and $5.7 million in share-based compensation expense for its share-based awards for years ended December 31, 2008, 2007 and 2006. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Research and development	$4,391	$3,669	$3,611
Selling, general and administrative	6,842	7,297	2,079

	$11,233	$10,966	$5,690

During 2007, the Company recorded approximately $1.3 million of share-based compensation expense related to the acceleration of vesting for approximately 319,000 shares of restricted stock for five former executives in connection with separation agreements relating to the merger with Celunol. Additionally, as part of the separation agreements with the former Chief Executive Officer and Chief Financial Officer, the Company recorded approximately $1.0 million of share based compensation related to the issuance of 261,000 shares of fully vested restricted stock in exchange for approximately 500,000 of unexercised stock options. The Company also recorded $0.1 million of share-based compensation expense during fiscal 2007 related to the modification of 376,000 stock options granted to its new Chief Executive Officer

The Company has determined its share-based compensation expense under SFAS No. 123(R) for the years ended December 31, 2008 and 2007 as follows:

Valuation of Stock Options

Share-based compensation related to stock options includes the amortization of the fair value of options granted prior to January 1, 2006 as well as the amortization of the fair value of options granted after December 31, 2005; both determined using the multiple option approach under the Black-Scholes Merton (“BSM”) valuation model. The fair value of options determined under SFAS No. 123(R) is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees along with peer companies. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	December 31,
	2008	2007	2006
Risk-free interest rate	1.5% to 3.7%	3.6% to 5.0%	4.5%
Dividend Yield	0%	0%	0%
Volatility	62% to 98%	61% to 64%	61%
Expected Life	5 years	5 years	5 years

VERENIUM CORPORATION

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

	December 31,
	2008	2007	2006
Risk-free interest rate	1.6% to 2.3%	3.7% to 4.4%	3.7% %
Dividend Yield	0%	0%	0%
Volatility	62%	53% to 63%	53%
Expected Life	6 months to 2 years	6 months to 2 years	6 months to 2 years

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

Forfeiture Rate for Options and Restricted Stock Awards

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards. The Company considers its historical experience of pre-vesting option forfeitures and peers as the basis to arrive at its estimated pre-vesting option forfeiture rate. A 10% forfeiture rate was used for 2008 for all share-based awards as a result of an analysis of peer companies in the specialty enzyme and biofuels industries and the Company’s historical rate.

Unrecognized Share-Based Compensation Expense

As of December 31, 2008, there was approximately $11.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. This expense is expected to be recognized over a weighted-average period of 2.0 years as follows:

Fiscal Year 2009	$6,013
Fiscal Year 2010	2,241
Fiscal Year 2011	1,275
Fiscal Year 2012	562
Fiscal Year 2013	430
Thereafter	492

$11,013

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Awards Activity

Stock Options

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	7,539	$10.34
Granted	220	$9.12
Exercised	(2,006)	$4.78
Cancelled	(2,096)	$13.32

Outstanding at December 31, 2006	3,657	$11.60
Granted	4,783	$6.07
Assumed in merger with Celunol Corp.	507	$5.94
Exercised	(99)	$4.55
Cancelled	(1,134)	$8.79

Outstanding at December 31, 2007	7,714	$8.30
Granted	3,061	$2.62
Exercised	(88)	$0.07
Cancelled	(1,170)	$9.12

Outstanding at December 31, 2008	9,517	$6.45	7.3	$262

Exercisable at December 31, 2008	3,937	$9.25	5.4	$128

The weighted-average estimated fair values of options granted, as determined by the BSM valuation model under FAS 123R, were $1.54 and $4.27 per share for the years ended December 31, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.4 million and $7.4 million, respectively, which was determined as of the date of exercise. The amount of cash received from the exercise of stock options was $0, $0.5 million and $9.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, options to purchase 3.9 million shares with an aggregate intrinsic value of approximately $0.1 million were exercisable, and approximately 3.0 million shares remain available for grant. At December 31, 2007, options to purchase 2.6 million shares with an aggregate intrinsic value of approximately $0.7 million were exercisable, and approximately 5.6 million shares remained available for grant.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2006	560	$6.47
Granted	1,036	$6.44
Vested	(315)	$6.85
Forfeited and cancelled	(163)	$6.61

Non-vested awards outstanding at December 31, 2006	1,118	$6.31
Granted	387	$7.23
Assumed in merger with Celunol Corp	216	$10.11
Vested	(870)	$6.91
Forfeited and cancelled	(100)	$6.57

Non-vested awards outstanding at December 31, 2007	751	$7.29
Granted	100	$1.22
Vested	(540)	$7.51
Forfeited and cancelled	(44)	$6.52

Non-vested awards outstanding at December 31, 2008	267	$4.72

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 1.3 million shares of common stock at $22 per share that is exercisable for ten years starting in 2008. The exercise price per share of the warrant is subject to downward adjustment in the event of certain dilutive issuances or deemed issuances of stock by the Company, and is currently exerciseable at $18.16 per share.

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

As of December 31, 2008, none of the above warrants have been exercised.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance

At December 31, 2008, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Employee Stock Purchase Plan	1,147
Equity Incentive Plans	3,023
Warrants (including shares issuable under the convertible hedge transaction)	22,917
5.5% Convertible Senior Notes (the 2007 Notes)	15,703
8.0% Senior Convertible Notes (the 2008 Notes)	14,397

57,187

13.	Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. The Company made cash contributions of approximately $0.9 million, $0.8 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006.

14.	Income Taxes

The reconciliation of income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows (in thousands):

	December 31,
	2008	2007	2006
Tax at statutory rate	$(64,939)	$(37,655)	$(13,744)
State taxes, net of Federal benefit	(10,661)	(6,182)	(2,256)
In-process research and development	—	17,278	—
Goodwill impairment	43,245	—	—
Loss on debt extinguishment	1,467	—	—
Gain on BP capital contribution to Galaxy Biofuels LLC	9,983	—	—
Change in valuation allowance/removal of NOL’s	19,037	19,476	12,044
Write-off of research and development credits	—	5,058	—
SFAS 123R ISO expense	2,357	2,474	1,155
Permanent differences & other	(489)	(449)	2,801

	$—	$—	$—

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, the Company has recorded no additional tax liability. As of December 31, 2008 the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $115.9 million and research and development credits of $3.4 million generated in years prior to 2008 and net operating losses of $16.6 million and research and development credits of $0.3 million generated in 2008. As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets. As noted below, the Company is in the process of completing a Section 382 analysis regarding the potential limitations on the use of the net operating loss and research and development credits.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2008, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2008, the Company had deferred tax assets of $39.1 million. These deferred tax assets are primarily composed of depreciation and amortization, capitalized research and development costs, deferred revenue and stock compensation expense. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however the Company is in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. The Company expects the Section 382 analysis to be completed within the next twelve months.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $39.1 million and $36.9 million has been recognized to offset the deferred tax assets at December 31, 2008 and 2007 as realization of such assets is uncertain.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the detail of the Company’s deferred taxes (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Federal and state tax credits	—	—
Deferred revenue	1,384	2,232
Depreciation and amortization	20,608	22,106
Allowance and accrued liabilities	8,660	6,006
Stock option expense	3,696	886
Capitalized research and development	4,713	5,689

Total deferred tax assets	39,061	36,919
Valuation allowance	(39,061)	(36,919)

Net deferred tax assets	$—	$—

At December 31, 2008, the Company has federal and state net operating loss carry-forwards of approximately $352.5 million and $202.6 million, respectively, which includes $21.1 million and $9.3 million, respectively, from Celunol pre-merger financial results which are currently under evaluation by the Company to determine if these NOL’s can ever be realized. The federal net operating loss carry-forwards will begin to expire in 2011 unless utilized. The state net operating loss carry-forwards will begin to expire in 2010 unless utilized. The Company also has federal research credits of approximately $2.1 million which begin to expire in 2011, California research credits of approximately $1.7 million which will carryover indefinitely, and California manufacturer’s investment credits of approximately $0.7 million, which will begin to expire in 2010.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carry-forwards may be limited due to cumulative changes in ownership of more than 50%.

As a result of the adoption of SFAS 123R, the company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2008, deferred tax assets do not include $2.5 million of excess tax benefits from share based compensation.

15.	Subsequent Events—Unaudited

BP Agreement

On February 18, 2009, the Company announced the second phase of its strategic partnership with BP through the formation of a joint venture to focus on commercial development of facilities for the production of cellulosic ethanol from non-food feedstocks. The joint venture company, Highlands Ethanol LLC (“Highlands”), is owned equally by the Company and BP. Highlands will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under the Galaxy joint development program. Highlands will be led and supported by a team comprised of employees from both BP and Verenium and will be governed with equal representation from both parent companies.

Together, the Company and BP have agreed to commit a total of $45 million in funding and assets to Highlands, including an aggregate cash commitment of $22.5 million from BP and contribution by the Company

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of development assets related to its Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. This collaboration is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for commercial implementation of cellulosic ethanol technologies.

Highlands will initially focus on developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site in 2010. The estimated construction cost for this facility, which is expected to produce 36 million gallon-per-year, is estimated to be between $250 and $300 million. Production from this plant is expected to begin in 2012.

2008 Notes Subsequent Conversions

As of December 31, 2008 and March 12, 2009, the Company had $58.9 million and $51.4 million, respectively, in face value outstanding under the 2008 Notes. In connection with the conversions of the 2008 Notes occurring between January 1, 2009 and March 12, 2009, the Company issued approximately 5.2 million shares of its common stock, including approximately 2.1 shares to satisfy a portion of the related “make-whole” obligations. Cash payments to satisfy “make-whole” obligations during this time were not material.

As of March 12, 2009, the Company’s current potential maximum “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $13.2 million, a substantial portion of which the Company may have been required to settle in cash.

16.	Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2008. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2008 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$19,745	$16,376	$18,303	$15,235
Operating expenses (1)	38,875	144,690	33,561	32,421
Net loss (3)	(12,569)	(133,242)	(16,389)	(23,342)
Basic and diluted net loss per common share	(0.19)	(2.02)	(0.26)	(0.38)

2007 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$12,970	$10,861	$11,134	$11,308
Operating expenses (2)	33,690	30,743	65,714	21,861
Net loss	(21,574)	(20,493)	(55,200)	(10,318)
Basic and diluted net loss per common share	(0.35)	(0.34)	(1.13)	(0.22)

(1)	Includes goodwill charge of $106.1 million recorded in the third quarter of 2008.
(2)	Includes write-off of acquired in-process research and development of $42.4 million recorded in the second quarter of 2007.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	During the fourth quarter of 2008 the Company identified adjustments relating to prior year and 2008 prior quarters which were corrected in the fourth quarter of 2008. This resulted in a net loss for the fourth quarter of 2008 that was $1.9 million higher on an adjusted basis compared to the net loss had such adjustments been reflected in the applicable prior periods. The Company concluded that these adjustments were immaterial to the financial statements in each applicable period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on such evaluation, such officers have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Prior Year Remediation of Material Weakness

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

As a result of the material weakness in our internal control over financial reporting, during 2008 we implemented significant changes relating to management oversight of the financial close process and personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes have improved the effectiveness of our internal control over financial reporting. Management believes we have remediated the aforementioned material weakness by December 31, 2008.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Verenium Corporation

We have audited Verenium Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Verenium Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Verenium Corporation’s ability to continue as a going concern.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2009

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

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

(a)(3) Index to Exhibits—See (b) below.

(b) Exhibits

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement, dated as of December 3, 2002, among Syngenta Participations AG, Torrey Mesa Research Institute and the Company.(5)

2.2	Agreement and Plan of Merger and Reorganization, dated as of February 12, 2007, by and among the Company, Concord Merger Sub, Inc., Celunol Corp., and William Lese.(11)

2.3	Form of Voting Agreement, dated as of February 12, 2007, by and among the Company and certain stockholders of Celunol Corp.(11)

2.4	Form of Voting Agreement, dated as of February 12, 2007, by and among Celunol Corp. and certain stockholders of the Company.(11)

2.5	Form of Lock-up Agreement by and between the Company and certain stockholders of Celunol Corp.(11)

2.6	Form of Lock-up Agreement by and between the Company and certain stockholders of the Company.(11)

2.7	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of March 22, 2007, by and among the Company, Concord Merger Sub, Inc., Celunol Corp. and William Lese.(13)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(12)

3.3	Amended and Restated Bylaws.(1)

3.4	Amendment to Bylaws of Verenium Corporation.(13)

3.5	Certificate of Amendment of Restated Certificate of Incorporation, filed June 20, 2007.(16)

3.6+	Certificate of Amendment of Restated Certificate of Incorporation, filed March 13, 2009.

4.1	Form of Common Stock Certificate of the Company.(2)

Exhibit Number	Description of Exhibit
4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(3)

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002.(6)

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(3)

4.5	Form of Warrant issued by the Company to Syngenta Participations AG.(5)

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company.(5)

4.7†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company.(7)

4.8	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007.(11)

4.9	Reference is made to Exhibits 3.1 and 3.2.

4.10	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027.(14)

4.11	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein.(14)

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate.(22)

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate.(22)

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate.(22)

4.15	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee.(22)

4.16	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee.(22)

4.17	Form of Registration Rights Agreement. (23)

4.18	Form of Senior Convertible Note. (23)

4.19	Form of Warrant. (23)

4.20	Notice of Adjustment dated April 1, 2008. (25)

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers.(27)

10.2*	1994 Diversa Employee Incentive and Non-Qualified Stock Option Plan, as amended.(2)

10.3*	Form of Stock Option Agreement under the 1994 Diversa Employee Incentive and Non-Qualified Stock Option Plan.(2)

10.4*	1997 Equity Incentive Plan.(2)

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan.(2)

Exhibit Number	Description of Exhibit
10.6*	1999 Non-Employee Directors’ Stock Option Plan.(2)

10.7*	Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors’ Stock Option Plan.(2)

10.8*	2005 Non-Employee Directors’ Equity Incentive Plan.(4)

10.9*	1999 Employee Stock Purchase Plan.(2)

10.10†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999.(2)

10.11†	License Agreement by and between the Company and Finnfeeds International Limited (now Danisco Animal Nutrition), dated December 1, 1998.(2)

10.12	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.13	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC.(1)

10.14†	Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between the Company and Syngenta Participations AG.(5)

10.15†	License Agreement dated December 29, 2003 by and between Xoma Ireland Limited and the Company.(8)

10.16†	Transition Agreement dated May 28, 2004 by and between the Company, Zymetrics, Inc., Syngenta Seeds AG, and Syngenta Participations AG.(9)

10.17†	Amendment dated May 28, 2004 to Amended and Restated Research Collaboration Agreement between the Company and Syngenta Participations AG.(9)

10.18	Loan and Security Agreement by and between the Company and Comerica Bank dated September 30, 2005.(10)

10.19††	License and Research Agreement by and between Syngenta Participations AG and the Company, effective December 31, 2006.(12)

10.20*	Letter Agreement, dated February 12, 2007, by the Company and Carlos A. Riva.(11)

10.21	Promissory Note, dated February 12, 2007, by Celunol Corp. for the benefit of the Company.(11)

10.22*	Transitional Employment Agreement, dated February 11, 2007, between the Company and Edward T. Shonsey.(15)

10.23*	Transitional Employment Agreement, dated February 11, 2007, between the Company and Anthony E. Altig.(15)

10.24	Purchase Agreement, dated March 22, 2007, among the Company and the Initial Purchasers identified therein.(14)

10.25	Amendment No. 1 to Promissory Note, dated May 7, 2007, between the Company and Celunol Corp.(17)
10.26	Amendment No. 2 to Promissory Note, dated June 12, 2007, between the Company and Celunol Corp.(18)

10.27*	Amended employment agreement, dated May 11, 2007, between the Company and William H. Baum.(19)

10.28*	Transitional employment agreement, dated May 7, 2007, between the Company and R. Patrick Simms.(20)

Exhibit Number	Description of Exhibit
10.29*	Employment Agreement, dated June 20, 2007, between the Company and Carlos A. Riva.(16)

10.30*	Verenium 2007 Equity Incentive Plan.(20)

10.31*	Form of Executive Officer 2007 Equity Incentive Plan Option Agreement.(21)

10.32*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement.(21)

10.33*	Form of Stock Option Grant Notice and Form of Exercise for use in connection with Executive Officer 2007 Equity Incentive Plan Option Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement.(21)

10.34*	Form of Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(21)

10.35*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(21)

10.36*	Form of Restricted Stock Bonus Grant Notice for use in connection with Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement.(21)

10.37*	Celunol Corp. (formerly known as BC International Corporation) 2006 Equity Incentive Plan.(20)

10.38*	Celunol Corp. (formerly known as BC International Corporation) 2004 Equity Incentive Plan.(20)

10.39*	Celunol Corp. (formerly known as BC International Corporation) 1998 Stock Plan.(20)

10.40*	Celunol Corp. (formerly known as BC International Corporation) Stock Option Plan for Non-Employee Directors.(20)

10.41*	Letter Agreement, dated November 8, 2006, by and between Celunol Corp. and John A. McCarthy, Jr.(15)

10.42*	Letter Agreement, dated May 17, 2006, by and between Celunol Corp. and John R. Malloy, Jr.(15)

10.43*	Employee Invention, Non-Competition and Confidentiality Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva.(15)

10.44*	Employee Invention, Non-Competition and Confidentiality Agreement, dated November 8, 2006, by and between Celunol Corp. and John A. McCarthy, Jr.(15)

10.45*	Employee Invention, Non-Competition and Confidentiality Agreement, dated May 17, 2006, by and between Celunol Corp. and John R. Malloy, Jr.(15)

10.46*	Restricted Stock Award Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva, as amended by that certain letter agreement dated February 12, 2007.(15)

10.47*	Restricted Stock Award Agreement, dated November 8, 2006, by and between Celunol Corp. and John A. McCarthy, Jr.(15)

10.48*	Incentive Stock Option Agreement, dated May 17, 2006, by and between Celunol Corp. and John R. Malloy, Jr.(15)

10.49*	Indemnification Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva.(15)

10.50*	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Joshua Ruch.(15)

10.51*	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Michael Zak.(15)

Exhibit Number	Description of Exhibit
10.52†	Consulting Agreement, dated December 20, 2004, by and between Celunol Corp. and Dr. Lonnie Ingram.(15)

10.53†	Amended and Restated License Agreement by and between Celunol Corp. and University of Florida Research Foundation, Inc., dated October 26, 1995 with First Amendment, dated January 25, 2000, and Second Amendment, dated June 29, 2001.(17)
10.54†	Letter Agreement dated December 15, 2004 by and between Celunol Corp. and University of Florida Research Foundation, Inc.(17)

10.55†	Research Agreement dated December 20, 2004 by and between Celunol Corp. and University of Florida Board of Trustees, as amended by Amendment No. 1 to the Research Agreement.(17)

10.56†	Joint Development and Technology Transfer Agreement, dated July 10, 2001 by and between Celunol Corp. and Marubeni Corporation and Tsukishima Kikai Co., Ltd., as amended by that certain memorandum dated July 10, 2001 and those certain letters dated January 9, 2006, January 24, 2006 and February 24, 2006.(17)

10.57†	Exclusive License Agreement, dated July 7, 2006, by and between Celunol Corp. and Kerry Group Services International Limited (KGSI).(17)

10.58	Office Lease Agreement for space at 55 Cambridge Parkway, Cambridge, MA, between 55 Cambridge Parkway, Inc. as landlord and Celunol Corp. as tenant, dated April 5, 2007.(17)

10.59*	Employment Offer Letter to Mr. Gerald M. Haines II, dated December 27, 2007. (29)

10.60††	Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated February 17, 2004. (29)

10.61††	Amendment to Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated August 1, 2006. (29)

10.62	Fifth Amendment to Loan and Security Agreement dated as of February 22, 2008 by and between the Company and Comerica Bank. (24)

10.63	Securities Purchase Agreement dated February 22, 2008, by and among the Company and the parties listed therein. (23)

10.64	Senior Notes Exchange Agreement dated February 22, 2008, by and among the Company, Highbridge International, LLC and Highbridge Convertible Arbitrage Master Fund, L.P. (23)

10.65	Upper Call Option Transaction. (23)

10.66	Lower Call Option Transaction. (23)

10.67*	Employment Agreement, dated September 24, 2008, by and between the Company and Carlos A. Riva. (26)

10.68*	Employment Agreement, dated September 24, 2008, by and between the Company and William H. Baum. (26)

10.69*	Employment Agreement, dated September 24, 2008, by and between the Company and Gerald M. Haines II. (26)

10.70*	Employment Agreement, dated September 24, 2008, by and between the Company and Mary Ellen Jones. (26)

10.71*	Employment Agreement, dated September 24, 2008, by and between the Company and John R. Malloy, Jr. (26)

10.72*	Employment Agreement, dated September 24, 2008, by and between the Company and Janet Roemer. (26)

Exhibit Number	Description of Exhibit
10.73*	Employment Agreement, dated September 4, 2008, by and between the Company and Gregory L. Powers. (26)

10.74††	Joint Development and License Agreement, dated as of August 1, 2008, by and among Verenium Biofuels Corporation, BP Biofuels North America LLC and Galaxy Biofuels LLC. (26)

10.75*+	Employment Agreement, dated January 13, 2009, by and between the Company and Jeffrey G. Black.

21.1+	Subsidiaries of the Company.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page).

31.1+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.
(1)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392) filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2007, and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2008, and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2008 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERENIUM CORPORATION

By:	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President, Chief Accounting Officer and interim Chief Financial Officer

Date: March 13, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carlos A. Riva and Jeffrey G. Black, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARLOS A. RIVA Carlos A. Riva	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ JEFFREY G. BLACK Jeffrey G. Black	Senior Vice President, Chief Accounting Officer and interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ JAMES H. CAVANAUGH James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	March 13, 2009

/s/ JOHN F. DEE John F. Dee	Director	March 13, 2009

/s/ FERNAND J. KAUFMANN Fernand J. Kaufmann, Ph.D.	Director	March 13, 2009

/s/ PETER JOHNSON Peter Johnson	Director	March 13, 2009

Signature	Title	Date

/s/ MARK LESCHLY Mark Leschly	Director	March 13, 2009

/s/ SIMON RICH Simon Rich	Director	March 13, 2009

/s/ JOSHUA RUCH Joshua Ruch	Director	March 13, 2009

/s/ CHERYL WENZINGER Cheryl Wenzinger	Director	March 13, 2009

/s/ MICHAEL ZAK Michael Zak	Director	March 13, 2009