Form 10-K/A
period 2008-12-31
VERENIUM CORP
filed 2009-04-30
CIK 1049210

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Explanatory Statement:

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and originally filed on March 16, 2009 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference from the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2009 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement has not been filed as of the date of filing of this amended report on Form 10-K/A. No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the Original Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Regarding the Verenium Board of Directors and Corporate Governance

Independence of the Board of Directors

As required under the listing standards of the NASDAQ Stock Market, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. After review of all relevant transactions or relationships between each director, or any of his or her family members, and Verenium, its senior management and its independent registered public accountants, the Verenium board of directors affirmatively has determined that all of Verenium’s directors are independent directors within the meaning of the applicable NASDAQ Stock Market listing standards, except for Mr. Riva, who is Verenium’s President and Chief Executive Officer.

Meetings of the Board of Directors

The Verenium board of directors met 13 times during the last fiscal year. Each board member attended 75% or more of the aggregate of the meetings of the board and of the committees on which he or she served, held during the period for which he or she was a director or committee member.

As required under applicable NASDAQ Stock Market listing standards, in fiscal 2008, Verenium’s board met four times in executive session.

Information Regarding Committees of Verenium’s Board of Directors

Verenium’s board has four committees: an audit committee, a compensation committee, nominating and corporate governance committee, and a finance committee. The following table provides membership and meeting information for fiscal 2008 for each of the board committees:

Name	Age	Audit		Compensation		Governance and Nominating		Finance
Dr. James H. Cavanaugh	72			X		X
Mr. John F. Dee	51							X
Mr. Peter Johnson	61			X	*	X
Dr. Fernand Kaufmann	66	X		X
Mr. Mark Leschly	40	X				X	*
Mr. Simon Rich	64
Mr. Carlos A. Riva	55
Mr. Joshua Ruch	59			X				X
Ms. Cheryl A. Wenzinger	60	X	*
Mr. Michael Zak	55	X						X	*

Former Director:
Dr. Melvin I. Simon	71
Total meetings in fiscal 2008		12		4		3		2

*	Committee Chairperson

Below is a description of each committee referred to above. The Verenium board of directors has determined that each member of each of these committees meets the applicable rules and regulations regarding “independence” as applicable to board and committee memberships and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to Verenium.

Audit Committee

The audit committee’s primary responsibility is to monitor and evaluate management’s financial reporting process and the accounting policies on which it is based, together with the independent registered public accountants’ review thereof, to assure that (1) the outcome reflects Verenium’s financial condition and the financial effects of Verenium’s activities in a full, fair, accurate, timely, and understandable manner and (2) that the systems of internal and disclosure controls are effective. In carrying out this responsibility, the audit committee meets with Verenium’s independent registered public accountants on a regular basis to discuss the quarterly financial statements and to review the results of the annual audit and discuss the annual financial statements; appoints, oversees the independence of, and evaluates the performance of the independent registered public accountants; and receives and considers the comments of the independent registered public accountants as to controls, adequacy of staff and management performance, and procedures in connection with audit and financial controls. The audit committee is composed of four directors, Ms. Wenzinger, Dr. Kaufmann, and Messrs. Leschly and Zak, with Ms. Wenzinger serving as the chair of the committee.

Verenium’s board of directors annually reviews the NASDAQ Stock Market listing standards for audit committee membership and has determined that all members of the audit committee meet all NASD criteria for audit committee membership, and are independent as currently defined in Rule 5000(a)(19) of the NASDAQ Stock Market listing standards. The board of directors has also determined that Ms. Wenzinger qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission rules. Verenium’s board of directors made a qualitative assessment of Ms. Wenzinger’s level of knowledge and experience based on a number of factors, including her formal education, professional certification, and experience as an audit partner of a public accounting firm.

Compensation Committee

Verenium’s compensation committee reviews and approves salaries and incentive compensation to officers and employees, awards stock options to employees and consultants under Verenium’s stock option plans, and otherwise determines compensation levels and performs such other functions regarding compensation as the board of directors may delegate. The compensation committee is composed currently of four directors: Messrs. Johnson and Ruch, and Drs. Cavanaugh and Kaufmann, with Mr. Johnson serving as the chairman of the committee. All members of the compensation committee are independent, as independence is currently defined in Rule 5000(a)(19) of the NASDAQ Stock Market listing standards.

The specific determinations of the compensation committee with respect to executive compensation for 2008 are described in greater detail in the section entitled “Compensation Discussion and Analysis.”

Governance and Nominating Committee

The governance and nominating committee evaluates Verenium’s corporate governance functions on behalf of the board of directors, including procedures for compliance with applicable legal, ethical, and regulatory requirements that affect corporate governance, makes recommendations to the board of directors regarding governance issues, identifies, reviews, and evaluates candidates to serve as directors of Verenium, serves as a focal point for communication between such candidates, the board of directors, and Verenium’s management, and recommends such candidates to the board of directors. The governance and nominating committee’s primary responsibilities include assessment of the board of directors, conflicts of interest assessment, corporate governance guidelines, procedures for information dissemination, and director nominations, board of directors committee nominations, and recommendations regarding director changes of position. The governance and nominating committee is composed currently of three directors: Messrs. Leschly and Johnson and Dr. Cavanaugh, with Mr. Leschly serving as the chairman of the committee. All members of the governance and nominating committee are independent, as independence is currently defined in Rule 5000(a)(19) of the NASDAQ Stock Market listing standards.

The governance and nominating committee believes that candidates for director should possess certain minimum qualifications, including high personal integrity and ethics and the ability to understand basic financial statements. The governance and nominating committee also considers factors such as relevant expertise upon which to be able to offer advice and guidance to management, sufficient time to devote to the affairs of Verenium, demonstrated excellence in his or her field, experience in the markets Verenium serves, and the ability to exercise sound business judgment. However, the governance and nominating committee retains the right to modify these factors from time to time. Candidates for director are reviewed in the context of the current composition of the board of directors, the operating requirements of Verenium, and the long-term interests of stockholders. In conducting this assessment, the governance and nominating committee considers the current needs of the board of directors and Verenium, and seeks to maintain a balance of knowledge, experience and capability, and to avoid or effectively manage potential conflicts of interest. In the case of new director candidates, the governance and nominating committee also determines whether a particular candidate must be independent for NASDAQ Stock Market purposes, which determination is based upon applicable NASDAQ Stock Market listing standards and applicable Securities and Exchange Commission rules and regulations. In the case of incumbent directors whose terms of office are set to expire, the governance and nominating committee reviews such directors’ overall service to Verenium during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence.

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

Finance Committee

The finance committee assists the board of directors in overseeing and evaluating matters related to short and long-term financial planning, strategic financial options and capital structure, and, as necessary and appropriate, advises the board of directors on the engagement of outside financial advisors, investment banks, or other experts on finance-related matters. The finance committee is comprised of three directors, Messrs. Dee, Ruch, and Zak, with Mr. Zak serving as the chair of the committee. All members of the finance committee are independent, as independence is currently defined in Rule 5000(a)(19) of the NASDAQ Stock Market listing standards.

Director Profiles

Dr. James H. Cavanaugh, 72, has been a director of Verenium since 1992 and Verenium’s Chairman since 1998. Since 1988, Dr. Cavanaugh has served as a general partner of HealthCare Ventures LLC, a venture capital management company. Dr. Cavanaugh was formerly president of SmithKline & French Laboratories—U.S., the pharmaceutical division of SmithKline Beckman Corporation. Previously, he was president of SmithKline Beckman’s clinical laboratory business and, before that, president of Allergan International, a pharmaceutical company. Prior to his industry experience, Dr. Cavanaugh served as staff assistant to the President for Health

Affairs and then deputy director of the Domestic Council. Under President Ford, he was appointed deputy assistant to the President for Domestic Affairs and deputy chief of the White House staff. Dr. Cavanaugh is the non-executive chairman of Shire plc. (NASDAQ-GS: SHPGY), a specialty pharmaceutical company, and serves as a director on the board of Middlebrook Pharmaceuticals, Inc. (formerly known as Advancis Pharmaceuticals Corp.) (NASDAQ-GM: MBRK), a biopharmaceutical company.

Mr. John F. Dee, 51, has been a director of Verenium since May 2008. Mr. Dee served as President and Chief Executive Officer of Hypnion, Inc., a privately-held neurosciences drug discovery company, from July 2000 through its acquisition by Eli Lilly and Company in April 2007. Prior to Hypnion Mr. Dee spent several years in senior executive rules for biotechnology companies, and as a senior consultant at McKinsey & Co., Inc., a management consulting firm, where he led teams of senior executives in the development and implementation of new strategic directives and performance improvements. Mr. Dee is currently chairman of the board for NeuroPhase Inc., a neuroscience company focused on neurodegenerative disorders, and previously served as chairman of the board for BioProcessors Corporation, a privately-held company focused on advancements in bioprocessing for the life sciences industry. Mr. Dee holds B.A. and M.S. Degrees in Engineering from Stanford University and an M.B.A. from Harvard University.

Mr. Peter Johnson, 61, has been a director of Verenium since 1999. Mr. Johnson was a founder of Agouron Pharmaceuticals, Inc. and served as its President and Chief Executive Officer from its inception in 1984 until 2000. Mr. Johnson currently serves as a director of a nonprofit organization. Mr. Johnson received a B.A. and an M.A. from the University of California.

Dr. Fernand Kaufmann, 66, has been a director of Verenium since 2004. Dr. Kaufmann retired from The Dow Chemical Company, a public chemical manufacturing company, in 2001. During his over 30-year career at Dow, Dr. Kaufmann served in a number of senior executive capacities, including Group Vice-President for New Businesses and as a member of Dow’s management executive committee. Dr. Kaufmann currently serves as Chief Executive Officer and chairman of the board of HPL S.A., a Swiss technology start-up company in the field of novel lithium-ion battery technology. Dr. Kaufmann also serves as a board member for Schmack Biogas, a German based biogas Company publically traded on the Xetra exchange. Dr. Kaufmann received a Ph.D. in polymer chemistry from the University of Strasbourg in France in 1969.

Mr. Mark Leschly, 40, has been a director of Verenium since 1999. Mr. Leschly is a Managing Partner of Rho Capital Partners, Inc., an investment and venture capital management company, a position he has held since 1999. From 1994 to 1999, Mr. Leschly was an associate and then a general partner of HealthCare Ventures LLC, a health care venture capital management company. Prior to joining HealthCare Ventures, Mr. Leschly served as a consultant for McKinsey & Company, a management consulting company. Mr. Leschly also serves as a director for Tercica, Inc. (NASDAQ-GM: TRCA) and NitroMed, Inc. (NASDAQ-GM: NTMD) and is chairman of the board of directors of Senomyx, Inc. (NASDAQ-GM: SNMX). Mr. Leschly holds a B.A. degree from Harvard University and an M.B.A. from the Stanford Graduate School of Business.

Mr. Simon Rich, 64, has served as a director of Verenium since March 2008. Mr. Rich spent more than 15 years with the Louis Dreyfus Group where he held various positions, beginning with Executive Vice President of Louis Dreyfus Energy; Chairman, Chief Executive Officer of Louis Dreyfus Natural Gas; and Chief Operating Officer and Managing Director of Duke-Louis Dreyfus, a joint venture between Duke Energy and Louis Dreyfus Group; and President of Louis Dreyfus Holding Company. Mr. Rich currently teaches at the Nicholas School of the Environment and Earth Sciences at Duke University, where he formerly chaired the board of visitors. His current affiliations include chairman of the Environmental Defense Fund of North Carolina and chairman for the Center for Environmental Farming Systems. Mr. Rich is also a director of Triangle Capital Corporation (NASDAQ-GM: TCAP), a business development company. Mr. Rich is a graduate of Duke University.

Mr. Carlos A. Riva, 55, has been Verenium’s President, Chief Executive Officer and a director since 2007. Prior to Verenium’s merger with Celunol, Mr. Riva was the Chairman and Chief Executive Officer of Celunol

since 2006. Prior to joining Celunol, from 2003 to 2005, Mr. Riva served as Executive Director of Amec plc, a major global construction and engineering company based in the U.K., where he was responsible for the company’s operations in the United States and Britain and for Amec’s global oil and gas business strategy. From 1995 to 2003, Mr. Riva was Chief Executive Officer of InterGen, a Boston-based joint venture between Shell and Bechtel that developed more than 18,000 megawatts of electric generating capacity, along with gas storage and pipelines, on six continents. From 1992 to 1994, Mr. Riva was President and Chief Operating Officer of Boston-based J. Makowski Company, which developed the first independent power project in the United States. Mr. Riva received his B.S. and M.S. degrees in Civil Engineering from the Massachusetts Institute of Technology and Stanford University respectively, and an M.B.A. from the Harvard Business School.

Mr. Joshua Ruch, 59, has served as a director of Verenium since 2007, and prior to Verenium’s merger with Celunol, was a director of Celunol since December 2004. Mr. Ruch is the Chairman and Chief Executive Officer of Rho Capital Partners, Inc., an investment and venture capital management company, which he co-founded in 1981. Prior to founding Rho, Mr. Ruch was employed in investment banking at Salomon Brothers. Mr. Ruch received a B.S. degree in electrical engineering from the Israel Institute of Technology (Technion) and an M.B.A. from the Harvard Business School. Mr. Ruch is also a director of GenVec, Inc. (NASDAQ-GM: GNVC) and a number of private companies.

Ms. Cheryl A. Wenzinger, 60, has been a director of Verenium since 2004 and serves as the chair of Verenium’s audit committee and as the audit committee’s financial expert. In her most recent position as audit partner at Deloitte & Touche from 1984 to 2000, Ms. Wenzinger served many private and public companies, with a focus on health care providers and insurers, manufacturing, and agribusiness. She currently serves on the Board of Directors of Banner Health, where she chairs the audit committee, and on the Board of Trustees for Delta Dental Plan of Colorado, where she serves on the audit committee as the financial expert. Ms. Wenzinger received a B.S. in Accounting from the University of Northern Colorado and is a Certified Public Accountant.

Mr. Michael Zak, 55, has been a director of Verenium since 2007, and prior to Verenium’s merger with Celunol, was a director of Celunol since 2004. Since 1991, Mr. Zak has been with Charles River Ventures, a venture capital management company. From 1986 to 1991, he served as co-founder and Vice President of Concord Communications, a start-up network monitoring and analysis software company. Mr. Zak was previously employed by Motorola, Inc. and McKinsey & Company, Inc and served as a communications and signals intelligence officer in the United States Marine Corps. Mr. Zak holds a B.S. degree in engineering from Cornell University and an M.B.A. from the Harvard Business School.

Stockholder Communications with Verenium’s Board of Directors

Stockholders and other parties interested in communicating directly with the non-management directors of Verenium as a group may do so by writing to the Secretary of Verenium Corporation, 55 Cambridge Parkway, Cambridge, MA 02142. Any communication must state the number of shares owned by the stockholder making the communication. Effective September 21, 2004, the Governance and Nominating Committee of Verenium’s board of directors approved a process for handling letters received by Verenium and addressed to non-management members of Verenium’s board of directors. Under that process, the Secretary of Verenium reviews all such correspondence and regularly forwards to Verenium’s board of directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, deals with the functions of Verenium’s board of directors or committees thereof or that the Secretary otherwise determines requires their attention. If the Secretary determines that the communication is unduly hostile, threatening, or similarly inappropriate, the Secretary shall discard the communication. Directors may at any time review a log of all correspondence received by Verenium that is addressed to members of the board of directors and request copies of any such correspondence. Concerns relating to accounting, internal controls, or auditing matters are immediately brought to the attention of Verenium’s accounting department and handled in accordance with procedures established by the audit committee with respect to such matters.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires Verenium’s directors and executive officers, and persons who own more than 10% of a registered class of Verenium’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Verenium. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish Verenium with copies of all Section 16(a) forms they file.

To Verenium’s knowledge, based solely on a review of the copies of such reports furnished to Verenium and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of one report on Form 4 filed on behalf of Geoffrey Hazlewood, which was filed approximately one month late and related to one transaction.

Code of Ethics

Verenium has adopted the Verenium Corporation Code of Business Conduct and Ethics, or Code of Conduct, that applies to all officers, directors and employees. The Code of Conduct is available on Verenium’s website at http://www.verenium.com/about_governance.asp. If Verenium makes any substantive amendments to the Code of Conduct or grants any waiver from its provisions to any executive officer or director, Verenium will promptly disclose the nature of the amendment or waiver on its website, and in accordance with Securities and Exchange Commission rules and regulations, as applicable.

VERENIUM’S MANAGEMENT

Name	Age	Title
Carlos A. Riva	55	President, Chief Executive Officer and Director
James E. Levine	38	Executive Vice President and Chief Financial Officer**
Jeffrey G. Black	40	Senior Vice President, Chief Accounting Officer and interim Chief Financial Officer
William H. Baum	64	Executive Vice President, Business Development
Gerald M. Haines II	46	Executive Vice President, Chief Legal Officer, and Secretary

Former Officers:
John A. McCarthy Jr.	50	Executive Vice President and Chief Financial Officer
John R. Malloy, Jr.	50	Executive Vice President, Biofuels*

*	Mr. Malloy resigned as an executive officer effective March 31, 2009.
**	Mr. Levine became executive vice president and chief financial officer effective April 29, 2009.

Mr. Carlos A. Riva has been Verenium’s President, Chief Executive Officer and a director since 2007. Prior to Verenium’s merger with Celunol, Mr. Riva was the Chairman and Chief Executive Officer of Celunol since 2006. Prior to joining Celunol, from 2003 to 2005, Mr. Riva served as Executive Director of Amec plc, a major global construction and engineering company based in the U.K., where he was responsible for the company’s operations in the United States and Britain and for Amec’s global oil and gas business strategy. From 1995 to 2003, Mr. Riva was Chief Executive Officer of InterGen, a Boston-based joint venture between Shell and Bechtel that developed more than 18,000 megawatts of electric generating capacity, along with gas storage and pipelines, on six continents. From 1992 to 1994, Mr. Riva was President and Chief Operating Officer of Boston-based J. Makowski Company, which developed the first independent power project in the United States. Mr. Riva received his B.S. and M.S. degrees in Civil Engineering from the Massachusetts Institute of Technology and Stanford University respectively, and an M.B.A. from the Harvard Business School.

James (Jamie) E. Levine joined Verenium in April 2009 as Executive Vice President and Chief Financial Officer. Prior to joining Verenium, Mr. Levine held various positions with the global investment banking and securities firm Goldman Sachs & Co., where he most recently served as a Managing Director in the Power and Utilities Group in New York. Before that he served as a Managing Director in the Goldman Sachs Energy Group in London, which included responsibility for covering the integrated oil and gas and refining and marketing sectors. In both of those positions, Mr. Levine advised both corporate clients and private equity firms on valuing, acquiring and financing commodity-exposed businesses. Prior to Goldman Sachs, Mr. Levine held positions with Lehman Brothers, Inc. in New York, and Industrial Economics, Inc. in Cambridge, Massachusetts.

Mr. Jeffrey G. Black became Verenium’s Senior Vice President, Chief Accounting Officer and interim Chief Financial Officer in November 2008. Previously, Mr. Black was our Vice President and Chief Accounting Officer beginning in June 2007, after the merger of Diversa Corporation and Celunol Corporation. Mr. Black joined Diversa in 2005 as Chief Accounting Officer. Previously, Mr. Black served Isis Pharmaceuticals, a public biopharmaceutical company, where he served as Executive Director of Accounting and Corporate Controller from October 2003 to April 2005. From August 2000 to October 2003, Mr. Black served as a Principal and Interim Financial Executive for Regent Pacific Management Corporation, an international firm specializing in restructuring under-performing companies. While at Regent Pacific, he served as the Vice President of Finance and Corporate Controller for Clarent Corporation and as Vice President and Corporate Controller of Accelerated Networks, Inc., both telecommunications companies. Mr. Black is a certified public accountant and began his career with Ernst & Young LLP. Mr. Black graduated with a B.S. in business from the University of Arizona.

Mr. William H. Baum joined Verenium in August 1997, as Vice President, Sales and Marketing, and was promoted to Senior Vice President, Business Development in November 1999 and to Executive Vice President in July 2002. Prior to joining Diversa, Mr. Baum was Vice President of Global Sales and Marketing with International Specialty Products, a specialty chemical company, and served in a variety of international and domestic executive management positions with Betz Laboratories, also a specialty chemical company In addition, Mr. Baum serves as a director for Genomatica, a private biotechnology company. Mr. Baum received a B.S. from Widener University.

Mr. Gerald M. Haines II joined Verenium in January 2008 as Executive Vice President, Chief Legal Officer and Secretary. Prior to joining Verenium, from September 2006 to December 2007, Mr. Haines was an advisor to early-stage companies on legal and business matters. From May 2001 to August 2006, Mr. Haines served as executive vice president of strategic affairs, chief legal officer and secretary of Enterasys Networks, Inc., a public network communications company that was taken private in March, 2006 following a successful business restructuring and turnaround. Prior to Enterasys Networks, Mr. Haines served as senior vice president and general counsel of Cabletron Systems, Inc., the predecessor of Enterasys Networks. Before Cabletron, he was Vice President and General Counsel of the largest manufacturer of oriented polypropylene packaging and labeling films in North America, and prior to that was in private practice as a corporate attorney in a large Boston law firm. Mr. Haines is admitted to practice in Massachusetts, Maine, and the Federal District of Massachusetts, and is a director of the New England Corporate Counsel Association. Mr. Haines received his law degree from Cornell Law School, and a Bachelor of Science in Business Administration, magna cum laude, from Boston University.

Former Officer:

Mr. John A. McCarthy, Jr. served as Verenium’s Executive Vice President and Chief Financial Officer from June 2007, after the merger of Verenium and Celunol closed, until his departure on November 17, 2008. Prior to such time, Mr. McCarthy had been Celunol’s Executive Vice President and Chief Financial Officer since November 2006. Mr. McCarthy’s experience includes serving as Senior Vice President & Chief Financial Officer of Xanthus Pharmaceuticals, Senior Vice President, Corporate Development & Chief Financial Officer of Synta Pharmaceuticals, Executive Vice President & Chief Financial Officer of Exact Sciences, and President of the Managed Care Services Division of Concentra Managed Care. Prior to his operating career, Mr. McCarthy worked in the Investment Banking Division of Morgan Stanley in New York. Mr. McCarthy graduated with a B.S. from Lehigh University and received his M.B.A. degree from the Harvard Business School.

Mr. John R. Malloy, Jr. became Verenium’s Executive Vice President, Biofuels in June 2007, after the merger of Verenium and Celunol closed. He was responsible for Verenium’s Biofuels business unit until his resignation, effective March 31, 2009. Before joining Celunol in 2005, he was President and Chief Executive Officer of Predictive Power and Chief Operating Officer of Wilson TurboPower, both early-stage, venture-backed MIT energy technology start-up companies. Previously, he had been responsible for business, corporate and project development for Citizens Lehman Power and for Edison Mission Marketing & Trading after its purchase of Citizens Lehman Power. He had also been Chief Operating Officer of Beacon Energy Company, Project Vice President of Wheelabrator Technologies, and Director of Project Development of U.S. Generating Company. Mr. Malloy received a BSME from the University of Massachusetts and an SMME from MIT.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

The principal objectives of Verenium’s executive compensation program are to attract, retain and promote talented, highly qualified, executive-level employees, and motivate them to achieve complex and challenging performance objectives deemed critical to Verenium’s long-term success.

Verenium provides incentives and rewards the members of its executive management team for their ability to:

•	maximize Verenium’s organizational effectiveness;

•	achieve Verenium’s annual operational, sales and financial performance objectives; and

•	advance important strategic objectives and meet important strategic milestones.

Verenium believes this is the most effective way to ensure that its executives’ efforts are continually aligned with the interests of its shareholders and any other key constituencies.

Verenium develops its executive compensation programs to be fair, reasonable, appropriately balanced between long- and short-term incentives, and competitive as compared to executives with similar responsibilities at comparably-sized companies in Verenium’s industry and related sectors. In particular, Verenium attempts to ensure that its executive compensation levels are attractive (generally defined as near the mid-point of the ranges of survey data relating to executive compensation provided by Verenium’s compensation consultant) as compared to those of executives employed by other companies with headquarters in the geographic regions of Cambridge, Massachusetts and San Diego, California.

The elements of Verenium’s executive compensation program include:

•	a competitive base salary;

•	cash bonus awards;

•	stock-based awards; and

•	a standard health and welfare benefits package

Compensation Committee Oversight of Executive Compensation

Among its responsibilities, the compensation committee of the board of directors reviews Verenium’s compensation program annually, typically at its regularly scheduled meetings in December and February. The goal of this review process is to ensure that the types of compensation, the proportions of base pay and incentive- based compensation and the combined value of the total compensation package each of its executives, directors and employees receives are maintained at the levels of competitiveness Verenium has determined to be appropriate for Verenium in relation to local and national trends for similar size companies in Verenium’s industry and related sectors.

Role of Consultants and Survey Data

Verenium performs its annual compensation assessment using input from industry-specific compensation surveys that are conducted each year by widely-recognized compensation and human resource planning organizations with expertise in Verenium’s industry. Verenium compiles and analyzes the data from the surveys, and from supplemental sources, which primarily include compensation information from other companies’ proxy statements, as well as other publicly available information from companies similar to Verenium. In addition, the compensation committee retains the services of Pearl Meyer & Partners in an effort to ensure that all elements of executive compensation are reasonably aligned with shareholder interests. Pearl Meyer & Partners (the “Compensation Consultant”) is a premier compensation consultancy, serving clients with comprehensive independent compensation expertise for directors and executives, including peer group selection, analysis of short and long-term cash and equity incentive plan design, and competitive compensation analysis for board, board committees, and corporate executive positions.

For fiscal year 2008 the Compensation Consultant was retained to assess the competitiveness of short and long-term executive incentive compensation as well as the board of directors’ cash and equity compensation. Additionally, the Compensation Consultant was tasked with independently defining and assessing a compensation peer group for Verenium. The Compensation Consultant compiled the peer group by identifying firms with similar or adjacent industry and/or product similarities, similar firm revenue size or an appropriate multiple of revenue, and similar market capitalization. Initially, over potentially comparable 300 firms were identified, and after evaluation against industry, revenue and market capitalization criteria, that group was narrowed to 14 U.S.-based publicly traded firms with similar revenues and market capitalization from the life sciences, biotechnology, energy, and biofuels industries. The 2008 the peer group consisted of Albany Molecular Research, Inc., Dyax Corporation, Exelixis Inc., Kosan Biosciences Incorporated, Lexicon Pharmaceuticals, Inc., Maxygen, Inc., Medarex, Inc., Myriad Geneteics, Inc., Senomyx, Inc., Hawkins, Inc., Nova Biosource Fuels, Inc., Rentech, Inc., Syntroleum Corporation, and US Bioenergy Corporation.

For 2008, the Compensation Consultant also conducted a competitive assessment of Verenium’s Board of Director compensation against the identified peer group with analysis of Board Chair compensation; board member compensation; committee chair compensation; committee member compensation; and equity compensation, as well as an assessment of Vereniums’ overall executive compensation against the peer group, including base salary; short term incentive compensation; total cash compensation; long term incentive compensation and actual total direct compensation.

Annual Compensation Setting Process and Procedures

Verenium’s human resources organization reviews the consultants’ assessments when complete, and generally uses information from them to develop a set of compensation proposals for the upcoming calendar year. The proposals, following review by Verenium’s Chief Executive Officer, form the basis for the compensation recommendations made by the Chief Executive Officer and human resources to the compensation committee for the executive officers other than the Chief Executive Officer. Determinations of executive compensation are generally made during compensation committee meetings attended by the Chief Executive Officer and human resources representatives. However, the process of determining the compensation for Verenium’s Chief Executive Officer differs in that as he is not permitted to be present during the compensation committee’s deliberations or decision-making with respect to Chief Executive Officer compensation matters. Those deliberations generally occur in executive session during the compensation committee’s February meeting.

In addition to reviewing the compensation recommendations as described above, and agreeing upon its compensation program for the upcoming year, the compensation committee also sets the performance goals and objectives for the then-current reporting year for Verenium’s named executive officers, and reviews their performance against objectives for the year just ended. The goals of these reviews are to determine the actual cash incentive award, if any, that each executive officer will receive for their past year’s performance, and to establish new goals and objectives against which their performance will be measured for the upcoming year.

Additional Executive Compensation Planning for the 2008 Reporting Year

In December 2007, the Compensation Consultant presented the compensation committee with an assessment of Verenium’s director and executive compensation based on comparisons to a newly established peer group for 2008, because 2008 was the first full operating year for Verenium as a newly formed entity following the merger in mid-2007 of Diversa and Celunol. At that meeting, the compensation committee also approved 2008 corporate goals and related executive performance criteria which included performance metrics for the Jennings, Louisiana demonstration plant relating to internal technical and economic assumptions, product revenue and profit targets for the specialty enzymes business unit, strengthening the corporate balance sheet to allow for advancement of commercial strategies in the biofuels and specialty enzyme business units, and advancement of plans to develop commercial scale cellulosic ethanol facilities in the southeastern United States (the “2008 Corporate Goals”).

At the February, 2008 meeting of the compensation committee, the 2008 executive short-term incentive program was approved. Also at this meeting, the Compensation Consultant presented short- and long-term incentive plan design and award considerations for employees and executives. In addition, effective December 1, 2008, Jeffrey G. Black was promoted to Senior Vice President and also assumed additional responsibilities as Verenium’s interim Chief Financial Officer. In connection with those changes, his base salary was increased to reflect his additional responsibilities, he was guaranteed a fixed bonus award for 2008, and he received a standard Employment Agreement.

Types of Executive Compensation for the 2008 Reporting Year

Salary

Salaries are the principal means Verenium uses to provide regularly-paid compensation to its executive officers. Verenium’s salary levels are determined based on competitive industry practices, which are assessed each year based on industry survey data. Verenium’s compensation committee reviews the salaries of its named executive officers annually to ensure that they are aligned with the levels of responsibility Verenium’s executives have in their current positions and remain at or above appropriate levels of competitiveness for companies similar to Verenium. The annual salaries paid to Verenium’s executives in 2008 reflected competitive, market-based amounts determined through Verenium’s annual survey and compensation review process described above. As part of the regular annual compensation assessment process described above, the salaries of Verenium’s executives were increased in 2008 from the prior year for normal cost of living increases and to remain at competitive levels within Verenium’s industry.

Stock and Stock-Based Awards

Verenium’s executive compensation program includes a provision for annual grants of long-term incentive compensation in the form of stock option grants upon hire, followed by annual grants of options or restricted stock awards thereafter. The granting of incentive awards is a prevalent industry practice for companies in the Cambridge, Massachusetts region where Verenium is currently headquartered and in San Diego, California, where it maintains significant operations. Verenium’s stock option grants and restricted stock awards have been granted under Verenium’s 2007 Equity Incentive Plan and previously under Verenium’s 1997 Equity Incentive Plan. The amount of options or restricted stock awarded is determined each year by Verenium’s compensation committee with input from its outside compensation expert and Verenium’s human resources organization. In determining the number of options or restricted stock awards to be granted to executive officers, the compensation committee takes into consideration the individual’s position, scope of responsibility, ability to affect revenues, profits and stockholder value, and the value of equity awards in relation to other elements of total compensation. The compensation committee also considers external factors such as current market conditions for executive employees and competitive peer data to determine the amount and value of equity-based compensation awards. For newly hired executives, we also engage in direct negotiations with the candidate over the terms of employment, including the size of the potential equity award to be granted if the candidate accepts our offer of employment.

Verenium’s board of directors reviews the recommendations of Verenium’s compensation committee and generally approves the executive equity incentive awards annually. The exercise price of stock options granted by the compensation committee is based on the market closing price of the company’s common stock on the date the compensation committee approves the grant. The compensation committee has not attempted to coordinate equity awards with the release of material non-public information.

Verenium’s goal is to provide its executives with industry competitive levels of long-term equity incentives consistent with survey data relating to executive compensation and other information provided by the Compensation Consultant, with the goal of remaining near the mid-point of the ranges reviewed. Verenium attempts to provide its executives with these levels of long-term equity incentives principally to:

•	Provide an appropriate balance between immediate rewards and long-term incentives to instill proper focus on achieving Verenium’s annual operating objectives and critical strategic priorities.

•	Align the interests of Verenium’s executive team with those of Verenium’s shareholders through a material ownership interest in Verenium’s stock or stock-based instruments such as stock options.

•	Provide strong and sustained long-term incentives to retain Verenium’s executives and key employees whose knowledge and experience Verenium deems critical to achieving its business objectives.

•	Assure that the compensation packages of Verenium’s executives properly support its goal of shareholder value maximization.

In 2008, a key strategic objective for the firm was the successful establishment of a joint venture relationship with a partner to accelerate the commercial development of cellulosic ethanol. Accelerated vesting of certain performance based stock options for key members of the executive team were tied to meeting that goal, thereby linking achievement of an immediate objective to the company’s a long-term growth strategy and objectives.

Verenium’s stock awards are approved by the compensation committee and ratified by the board. On May 23, 2008, the compensation committee awarded Messrs. Baum, McCarthy, and Haines a 2008 annual grant of performance-based stock options. Mr. Riva was awarded a 2008 annual grant of stock options effective August 11, 2008 in recognition of the closing of Verenium’s strategic partnership with BP Biofuels North America LLC on August 11, 2008.

The vesting process that governs stock option and restricted stock awards is generally 25% vesting on the first anniversary date of the grant, with the remaining 75% vesting in even increments over each of the next twelve successive quarters on the respective quarterly anniversary date of the grant. In addition, from time to time certain stock option grants have been made subject to vesting upon achievement of performance targets, or the seventh anniversary of the date of grant, whichever occurs first. This mix of time-based and performance-based vesting was intended to serve as a retention tool for our executives and as a reward and incentive for the achievement of strategic corporate goals. The board of directors accelerated the vesting of 100% of a performance-based award of stock options to Messrs. Baum, Haines and McCarthy in recognition of the closing of Verenium’s strategic partnership with BP Biofuels North America LLC on August 11, 2008.

Non-Equity Incentive Plan Compensation (Bonus Incentive Awards)

Verenium considers, and when deemed appropriate grants, bonus incentive awards to each of its executive officers annually based on the attainment of certain critical business objectives identified as part of its annual planning process. For 2008, such objectives were the 2008 Corporate Goals, described previously. Any non-equity incentive awards received for 2008 reflect amounts paid to the executives in 2009 based on satisfaction of bonus objectives achieved for the 2008 reporting year, or based upon contractual obligations.

The objectives Verenium executives are responsible for achieving in a particular reporting year are established at the beginning of each reporting year by the board of directors, with input from the compensation committee and Verenium’s executives. Upon confirmation of Verenium’s year-end results, the Chief Executive Officer reviews and makes bonus award recommendations for the executives and himself, which are then submitted to the compensation committee via the human resources organization. The compensation committee enters into discussions with the Chief Executive Officer regarding the executives’ past year performance, followed by a closed session to deliberate the Chief Executive Officer’s past year performance. Each of the bonus objectives for which the executives are accountable are weighted in pre-determined proportions laid out at the time the objectives were set, for purposes of determining annual bonus awards. The number of annual goals and objectives comprising the executives’ bonus plans are limited to those that Verenium believes, if successfully achieved within their respective area of responsibility, will most impact Verenium’s operating performance, strategic positioning and financial results. Upon evaluation, the compensation committee makes a determination as to the degree to which corporate and personal performance bonus objectives have been achieved for each executive. If the executives are deemed to have completely achieved all of their annual bonus objectives, one hundred percent of the amount they are eligible to receive is awarded. If they partially achieve their objectives, or fail to achieve some or all of their objectives, the amounts they are awarded, if any, are pro-rated based on the percentage of their goals achieved. The target potential bonus payouts for the executives range from 40% to 60% of base pay. Target bonuses are determined by analysis of peer group data. Target bonuses, when combined with base salaries, reflect total cash compensation that is consistent and competitive with Verenium’s peer group.

Because the executive bonus program generally does not include minimum thresholds or guaranteed minimum award amounts, bonus awards may vary from zero to one hundred percent of eligibility. Upon review of each executive’s past year’s performance, our compensation committee then meets with our board of directors at the February board meeting to discuss their approved recommendations, which, after discussion and deliberation, are voted upon by the full board of directors. Among its responsibilities, our compensation committee also reviews our executives’ target bonus levels annually to ensure that targeted award amounts remain competitive as compared to industry norms for similar positions.

Bonus Incentive Awards

2008 Incentive Plans

Verenium provides stock option and bonus incentives to each of its executives, generally awarded annually after the conclusion of its reporting year. The awards are based on the achievement of certain goals and objectives each executive is responsible for over the course of the reporting year. The goals are identified by Verenium’s board of directors, with the concurrence of the executive team, as part of the annual planning process. The planning process is used to identify the key milestones and results the executives are to be measured against at the conclusion of the reporting year, and validate the importance each goal has in achieving Verenium’s annual business plan. The principal goals comprising executive incentive plans for 2008 were to meet or exceed certain corporate objectives as defined in the Verenium short-term incentive plan and approved by the compensation committee of the board of directors. No bonuses have been awarded to employees to date for fiscal year 2008. The exception to this was a 2008 bonus awarded to Mr. Black as an incentive and retention tool when he assumed additional responsibilities as acting Chief Financial Officer.

At the completion of Verenium’s reporting year, each of its executives’ goals and objectives are evaluated in the manner discussed above. In the process of evaluating its executives’ incentive awards for the prior year, the Verenium compensation committee also considers and gives weight to other factors that may have influenced its 2008 performance, including general economic trends, industry and competitive conditions, regulatory and legislative developments, changes in relationships with Verenium’s various manufacturing and distribution partners or marketing and selling partners or other conditions and situations that could have affected Verenium’s operations and financial results.

Benefits

Verenium’s executives are eligible to participate in standard health and welfare benefits available to all employees of the Company, including health and other insurances and the Verenium 401(k) plan.

Perquisites

There are no perquisites available to the executive officers of Verenium. A supplemental long term disability insurance plan was historically made available to former Diversa executives. In 2008 only one officer, William Baum, took advantage of this benefit representing a de minimis portion of executive compensation.

Termination and Change in Control Benefits

The compensation committee believes that in order to continue to retain the services and focus of key executive officers in a high risk, emerging industry it is important to provide them with some income and benefit protection against their potential loss of employment in connection with a change in control of our company or otherwise in connection with certain involuntary terminations. Accordingly, we have entered into employment agreements with Messrs. Riva, Black, Baum and Haines that provide for certain involuntary termination related benefits, as further discussed in “Employment Agreements.”

Federal Tax Consequences

Section 162(m) of the Code, as amended, or the code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the corporation’s principal executive officer and three other most highly compensated executive officers other than the principal financial officer. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. Verenium periodically reviews the potential consequences of Section 162(m) and may structure the performance- based portion of its executive compensation to comply with certain exemptions in Section 162(m). However, Verenium reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of four directors: Messrs. Johnson and Ruch and Drs. Cavanaugh and Kaufmann. None of the members of Verenium’s compensation committee is or has been an employee or officer of Verenium. None of Verenium’s executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on Verenium’s board of directors or compensation

DIRECTOR COMPENSATION FOR FISCAL 2008

The following table shows for the fiscal year ended December 31, 2008 certain information with respect to the compensation of all non-employee directors of Verenium:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dr. James H. Cavanaugh, Chairman of the Board, Verenium Corporation President, Healthcare Ventures LLC	$47,500	—	$74,139	(2)	—	—	—	$121,639

John Dee, Former President and Chief Executive Officer of Hypnion, Inc. (3)	$30,250	—	$11,392	(4)	—	—	—	$41,642

Peter Johnson, Former CEO of Agouron Pharmaceuticals, Inc.	$56,000	—	$55,507	(5)	—	—	—	$112,007

Dr. Fernand Kaufmann, Former Senior Executive, The Dow Chemical Corporation	$56,000	—	$52,494	(6)	—	—	—	$108,494

Mark Leschly, Managing Partner, Rho Capital Partners, Inc.	$62,500	—	$55,507	(7)	—	—	—	$118,007

Simon Rich, Nicholas School of the Environment and Earth Sciences at Duke University(6)	$26,250	—	$18,254	(8)	—	—	—	$44,504

Joshua Ruch, Chairman and Chief Executive Officer of Rho Capital Partners, Inc.	$55,500	—	$31,202	(9)	—	—	—	$86,702

Cheryl A. Wenzinger, Retired Audit Partner, Deloitte & Touche LLP	$84,000	—	$55,507	(10)	—	—	—	$139,507

Michael Zak, Partner, Charles River Ventures	$69,500	—	$31,202	(11)	—	—	—	$100,702

Melvin I. Simon, Ph.D., Anne P. and Benjamin E. Biaggini Professor of Biological Sciences, California Institute of Technology	**	**	**		**	**	**	**

**	Dr. Simon resigned as a director effective March 12, 2008.

(1)	Amounts relate to stock option awards and reflect the share-based compensation expense recognized for financial statement reporting purposes using the multiple option approach in accordance with SFAS 123(R). Amounts include compensation costs recognized in 2008 with respect to awards granted both in 2008 as well as in previous fiscal years. Pursuant to SEC rules, the amounts shown in this table exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards and do not necessarily correspond to the actual value that may be recognized by the directors. See Note 12 of the Notes to the Consolidated Financial Statements under Part II, Item 8, for a discussion of the relevant assumptions used to determine the valuation of our stock awards for accounting purposes in 2008.
(2)	The Option Awards amount includes options to purchase 202,771 shares of common stock outstanding as of December 31, 2008. No new options granted during 2008.
(3)	Mr. Dee became a director of Verenium on May 8, 2008
(4)	The Option Awards mount includes options to purchase 25,000 shares of common stock outstanding as of December 31, 2008. The grant date fair value of the options to purchase 25,000 shares of common stock that were granted on May 22, 2008 is $33,934.
(5)	The Option Awards amount includes options to purchase 186,657 shares of common stock outstanding as of December 31, 2008. No new options granted during 2008.
(6)	The Option Awards amount includes options to purchase 89,583 shares of common stock outstanding as of December 31, 2008. No new options granted during 2008.
(7)	The Option Awards amount includes options to purchase 172,771 shares of common stock outstanding as of December 31, 2008. No new options granted during 2008.
(8)	The Option Awards amount includes options to purchase 25,000 shares of common stock outstanding as of December 31, 2008. The grant date fair value of the options to purchase 25,000 shares of common stock that were granted on March 28, 2008 is $43,604.
(9)	The Option Awards amount includes options to purchase 25,000 shares of common stock outstanding as of December 31, 2008. No new options granted during 2008.
(10)	The Option Awards amount includes options to purchase 116,250 shares of common stock outstanding as of December 31, 2008. No new options granted during 2008.
(11)	The Option Awards amount includes options to purchase 25,000 shares of common stock outstanding as of December 31, 2008. No new options granted during 2008.

During 2008, each non-employee director of Verenium received an annual retainer of $25,000, a fee of $1,500 per board meeting attended, and a fee of $1,000 per meeting for committee participation. Directors who served as committee chairpersons for board committees received an additional fee of $1,000 per committee meeting, with the Chairperson of the Audit Committee receiving an additional retainer of $7,500 for 2008. In the year ended December 31, 2008, the total fees paid to all non-employee directors was $488,000 for service on the board. In accordance with Verenium’s policy, members of the board of directors were also eligible for reimbursement for expenses incurred in connection with their attendance at board meetings.

Each non-employee director also received awards under Verenium’s 2005 Non-Employee Directors’ Equity Incentive Plan. Only non-employee directors of Verenium are eligible to receive options or other equity-based awards under this Plan. Options granted under the 2005 Non-Employee Directors’ Equity Incentive Plan are intended by Verenium not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock awards and awards of stock options under the 2005 Non-Employee Directors’ Equity Incentive Plan are discretionary. As of March 31, 2009, 965,789 shares are authorized for issuance under the 2005 Non-Employee Directors’ Equity Incentive Plan, 774,583 options are outstanding and no options have been exercised. Prior to 2005, certain directors had also received options under the Verenium 1999 Non-employee Directors’ Stock Option Plan. As of March 31, 2009, 311,792 options were outstanding under the Verenium 1999 Non-employee Directors’ Stock Option Plan, and 138 options had been exercised.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2007 and December 31, 2008 compensation awarded to or paid to, or earned by, Verenium’s Chief Executive Officer, Chief Financial Officer, certain of Verenium’s executive officers, and one former executive officers who departed from the Company during the fiscal year, whom Verenium refers to as “Verenium’s named executive officers.”

Name and Principal Position	Year	Salary ($)			Bonus ($)(1)			Stock Awards ($)(3)		Option Awards(3)		Non-Equity Incentive Plan Compensation ($)(4)			All Other Compensation ($)(5)			Total ($)
Carlos A. Riva President, Chief Executive Officer and Director	2006 2007 2008	$ $	** 243,389 495,000	(6)	$ $	** 276,000 —		$ $	** 813,961 721,657	$ $	** 652,781 1,523,120	$ $	** 350,000 —	(4)	$ $	** 6,358 1,143	(16) (12)	$ $	** 2,342,489 2,740,920

Jeffrey G. Black (8) Senior Vice President, Chief Accounting Officer and interim Chief Financial Officer	2006 2007 2008	$	*** *** 231,547		$	*** *** —		$	*** *** 109,267	$	*** *** 294,334	$	*** *** 105,000	(2)	$	*** *** 1,143	(12)	$	*** *** 741,291

John R. Malloy, Jr. (9) Executive Vice President, Biofuels Business Unit	2006 2007 2008	$ $	** 145,556 288,400	(6)	$ $	** 140,000 —		$ $	** — —	$ $	** 705,762 737,601	$ $	** 200,000 —	(4)	$ $	** 541 10,251	(18) (12)	$ $	** 1,191,859 1,036,252

William H. Baum Executive Vice President, Business Development	2006 2007 2008	$ $ $	353,004 367,422 367,422		$ $ $	176,306 275,567 —		$ $ $	404,015 273,827 189,126	$ $ $	— 379 131,468	$ $ $	— — —		$ $ $	10,127 10,475 1,143	(17) (17) (12)	$ $ $	943,452 927,670 689,159

Gerald M. Haines II (10) Executive Vice President, Chief Legal Officer, and Secretary	2006 2007 2008	$	*** *** 270,455		$	*** *** —		$	*** *** —	$	*** *** 357,084	$	*** *** —		$	*** *** 1,093	(13)	$	*** *** 628,632

Former Officer:

John A. McCarthy, Jr. Former Executive Vice President and Chief Financial Officer	2006 2007 2008	$ $ $	** 158,611 304,840	(6) (7)	$ $ $	** 252,500 14,167	(15)	$ $ $	** 342,002 303,218	$ $ $	** 234,813 821,714	$ $ $	** 286,000 —	(4)	$ $ $	** 1,053 31,119	(18) (14)	$ $ $	** 1,274,979 1,475,058

**	We have excluded 2006 compensation data for Mr. Riva, Malloy and McCarthy, as each was appointed an executive officer during 2007.
***	We have excluded 2006 and 2007 compensation data for Mr. Black and Haines, as each was appointed an executive officer during 2008.
(1)	Unless otherwise noted, (i) amounts for 2007 include amounts earned in 2007 but paid in 2008, and (ii) amounts for 2008 include amounts earned in 2008 and paid in 2008 or 2009.
(2)	In connection with his appointment as interim Chief Financial Officer, the compensation committee approved a payout of Mr. Black’s target bonus for 2008, representing approximately 40% of his base salary as of December 31, 2008
.(3)	Amounts relate to stock awards and stock option awards, as applicable, and reflect the share-based compensation expense recognized for financial statement reporting purposes using the multiple option approach in accordance with SFAS 123(R). Amounts include compensation costs recognized in 2007 with respect to awards and options granted in 2007 as well as in previous years and include compensation costs recognized in 2008 with respect to awards and options granted both in 2008 as well as in previous fiscal years. Pursuant to SEC rules, the amounts shown here exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards and do not necessarily correspond to the actual value that may be recognized by the named executive officers. See Note 12 of the Notes to the Consolidated Financial Statements included under Part II, Item 8, for a discussion of the relevant assumptions used to determine the valuation of our stock awards for accounting purposes in 2008. See the “Grants of Plan-Based Awards Table” for information on awards made in 2008.
(4)	Amounts paid for cash awards to Mr. Riva, McCarthy and Malloy in connection with the completion of the merger in June 2007.
(5)	Amounts include long-term disability and group term life insurance benefits awarded to each executive officer, and, as applicable, payment for tax preparation fees, payment of legal fees, and post-employment salary continuation, bonus, and health benefits.
(6)	Compensation information for Riva, McCarthy, and Malloy for 2007 includes earnings from June 20, 2007, the effective date our merger with Celunol, and the date that each was appointed an executive officer of Verenium.
(7)	Salary information for Mr. McCarthy for 2008 includes earnings from January 1, 2008 through November 17, 2008, the effective date of his termination of employment. Amounts paid after November 17, 2008 pursuant to his respective employment agreements are reflected in the “All Other Compensation” column.

(8)	Mr. Black became principal financial officer effective November 18, 2008. Because Mr. Black was not a named executive officer in 2007, no prior year compensation data has been provided.
(9)	Mr. Malloy resigned as an officer effective March 31, 2009.
(10)	Mr. Haines joined Verenium effective January 14, 2008, and therefore no 2007 compensation data exists.
(12)	Amounts for Messrs. Riva, Black, Malloy and Baum $744 for group term life insurance and $399 for long term disability.
(13)	Amounts for Mr. Haines include $744 for group term life insurance and $349 for long term disability.
(14)	Amounts for Mr. McCarthy include $744 for group term life insurance and $399 for long term disability, and pursuant to Mr. McCarthy’s employment agreement, $1,643 for post-employment health insurance premiums, and $28,333 for post-employment salary continuation.
(15)	Amount of $14,167 paid in 2008 of total bonus of $170,000 in lieu of the amount that would have been earned and paid to Mr. McCarthy under the annual bonus plan. See “—Post-Employment Compensation.”.
(16)	Amount includes $720 for include long-term disability and group term life insurance benefits and $5,638 in costs paid for legal fees incurred by Mr. Riva in connection with the negotiation of his employment agreement.
(17)	Amount includes long-term disability and group term life insurance benefits and tax preparation fees.
(18)	Amounts for Messrs. McCarthy and Malloy include long-term disability and group term life insurance benefits.

Employment Agreements

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

Payments made in 2008 under Employment Arrangements

We made the following payments in 2008 to our former executive officers pursuant to employment agreements.

	Salary Continuation ($)	Bonus ($)	Benefit Payments ($)
John A. McCarthy, Jr	$28,333	$170,000	$1,643
John R. Malloy, Jr	$—	$—	$—

John A. McCarthy, Jr.

Under the terms of Mr. McCarthy’s separation agreement dated November 24, 2008, Verenium will pay Mr. McCarthy’s base salary and health insurance premiums for 12 months from the date of his termination. From November 18, 2008 to December 31, 2008, the amount paid for health insurance premiums was $1,643. Mr. McCarthy also was awarded an additional cash bonus of $170,000 for his 2008 performance to be paid over 12 months. Under the terms of Mr. McCarthy’s agreement, Verenium allowed for the acceleration of vesting of all time-based stock options granted on July 20, 2007. A total of 43,857 options vested pursuant to this agreement.

John R. Malloy, Jr.

Effective March 31, 2009, Mr. Malloy’s employment as an officer of Verenium ended. Mr. Malloy served as a consultant to Verenium for an additional 30 days past his termination date. Under Verenium’s employment agreement with Mr. Malloy dated September 24, 2008, Verenium will pay Mr. Malloy’s base salary and health insurance premiums for 12 months from the termination of his consulting term. Based on the separation, he is entitled to receive approximately $313,912 in severance compensation, $123,000 bonus to be paid in lieu of the amount that would have been earned and paid to Mr. Malloy under the annual bonus plan, along with approximately $24,000 in benefit payments, all to be paid over 12 months. Under the terms of Mr. Malloy’s agreement, Verenium allowed for the acceleration of vesting of all outstanding options as if he had remained employed for an addition period of 24 months. A total of 104,279 options vested pursuant to this agreement.

Potential Payments Upon Termination or Change in Control

Under Verenium’s employment agreements with Mr. Riva, Mr. Baum and Mr. Haines dated September 24, 2008, and Mr. Black dated December 17, 2008, if Verenium terminates the employment of said executives at any time without cause, as defined in the employment agreement, the terminated individual is entitled to receive, in addition to any earned but unpaid bonus for the most recently completed year, severance compensation equal to twelve months of that individual’s then-current base salary, plus the higher of his eligible bonus for the year in which the termination occurs, or the average bonus amount paid to him in the two fiscal years prior to termination, in each case, pro-rated by the number of days employed in the calendar year of the termination. This severance compensation will be paid in equal installments over a period of twelve months. Verenium will continue to pay the individual’s employee benefits for a period of twelve months, provided, however, that payments will cease upon voluntarily enrollment in an alternative health insurance plan. In addition, the agreements provide for the acceleration of stock option and stock award vesting as of the termination date as if he had remained employed for an additional period of twenty-four months (which may include conversion of performance-based options into time-based options with accelerated vesting as described).

Assuming that each of Messrs. Riva, Black, Baum and Haines was terminated without cause on December 31, 2008, each would have been entitled to receive approximate severance compensation as set forth below (amounts include cash severance compensation only):

Severance Compensation
Carlos A. Riva	$792,000
Jeffrey G. Black	$353,000
William H. Baum	$551,000
Gerald M. Haines II	$424,000

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Carlos A. Riva	8/11/2008	—	200,000	(2)	$2.61	$287,520
Jeffrey G. Black.	5/20/2008	—	70,000	(4)	$2.66	$101,030
John R. Malloy, Jr.	—	—	—		—	—
William H. Baum	5/23/2008	—	75,000	(3)	$2.56	$131,468
Gerald M. Haines, II	1/14/2008	—	100,000	(5)	$4.29	$293,510
	1/14/2008	—	150,000	(4)	$4.29	$349,568
	5/23/2008	—	75,000	(3)	$2.56	$131,468

Former Officer:
John A. McCarthy, Jr.	5/23/2008	—	200,000	(3)	$2.56	$350,580

(1)

Amounts represent the full grant date fair value of restricted stock and stock option awards under SFAS 123(R) granted to the named executive officers in 2008. The fair value for these awards was calculated using the closing price of Verenium’s common stock on the grant date. The full grant date fair value is the amount that Verenium would expense in its financial statements over the award’s vesting schedule. See Note 12 of the of the Notes to Consolidated Financial Statements included under Part II, Item 8, for a discussion of the relevant assumptions used to determine the valuation of stock awards for accounting purposes. These amounts reflect the company’s accounting expense for these awards and do not correspond to the actual amounts that may be recognized by the named executive officers.

(2)	Options vested 100% on grant date.
(3)	Options “cliff” vest upon performance based target. The board of directors accelerated the vesting 100% based upon the closing of the strategic partnership with BP Biofuels North America LLC on August 11, 2008.
(4)	Except as disclosed, stock option awards expire on the 10th anniversary of the grant date. The vesting schedule for options granted under these plans vest as follows: on the first anniversary of the grant date, 25% of the shares subject to stock option awards vests, with the remaining 75% of shares to vest in equal installments over the next three years on a quarterly basis.
(5)	Options “cliff” vest seven years from the date of grant. The board of directors may accelerate the vesting of up to 100% of the options upon the achievement of personal goals of the optionee or corporate goals of the Company, each as determined from time to time by the board of directors.

Outstanding Equity Awards at December 31, 2008

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers at December 31, 2008.

	Option Awards(1)(2)					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)/Share	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Carlos A. Riva	200,000	—		$2.61	8/11/2018	—		—	—	—
	110,636	513,510		$5.04	6/20/2017	—		—	—	—
	—	375,854	(4)	$5.04	6/20/2017	—		—	—	—
	—	289,496	(4)	$6.83	7/20/2017	—		—	—	—

Jeffrey G. Black	—	70,000		$2.66	5/20/2018	—		—	—	—
	27,500	5,000		$5.35	5/12/2015	—		—	—	—
	46,875	103,125		$6.61	7/19/2017	—		—	—	—

John R. Malloy, Jr.	8,377	25,132		$0.08	1/30/2017	—		—	—	—
	50,598	25,299		$0.06	5/17/2016	—		—	—	—
	39,352	86,574		$6.83	7/20/2017	—		—	—	—
	—	181,200	(4)	$6.83	7/20/2017	—		—	—	—

William H. Baum	75,000	—		$2.56	5/23/2018	—		—	—	—
	10,410	—		$6.53	2/24/2015	28,183	(5)	$24,801	—	—
	55,000	—		$7.63	2/5/2013	—		—	—	—
	127,207	—		$10.05	2/12/2014	—		—	—	—
	90,000	—		$14.35	12/20/2011	—		—	—	—
	45,000	—		$19.50	12/13/2010	—		—	—	—
Gerald M. Haines, II	75,000	—		$2.56	5/23/2018	—		—	—	—
	—	150,000		$4.29	1/14/2018	—		—	—	—
	—	100,000	(4)	$4.29	1/14/2018	—		—	—	—

Former Officer:

John A. McCarthy, Jr.	200,000	—		$2.56	5/23/2018	—		—	—	—
	98,678	—		$6.83	7/20/2017	—		—	—	—

(1)	Stock option awards and stock awards were granted under the 1997 Equity Incentive Plan and the 2007 Equity Incentive Plan.

(2)	Except as disclosed, stock option awards expire on the 10th anniversary of the grant date. The vesting schedule for options granted under these plans vest as follows: on the first anniversary of the grant date, 25% of the shares subject to stock option awards vests, with the remaining 75% of shares to vest in equal installments over the next three years on a quarterly basis.
(3)	The values in this column are based on the $0.88 per share closing sales price of Verenium’s common stock on the NASDAQ Stock Market on December 31, 2008, the last trading day of 2008.
(4)	Options “cliff” vest seven years from the date of grant. The board of directors may accelerate the vesting of up to 100% of the options upon the achievement of personal goals of the optionee or corporate goals of the Company, each as determined from time to time by the board of directors.
(5)	Three outstanding unvested awards to be fully vested on a straight line basis through February 2010.

Option Exercises and Stock Vested

The following table sets forth certain information regarding option exercises and stock vested during the year ended December 31, 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Carlos A. Riva	—	—	105,157	$324,580
Jeffrey Black	—	—	11,417	$31,068
John R. Malloy, Jr.	11,169	$34,065	— —	—
William H. Baum	—	—	39,773	$101,449
Gerald M. Haines, II	—	—	—	—

Former Officer:
John A. McCarthy, Jr.	—	—	45,586	$124,358

Pension Benefits

None of Verenium’s named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by Verenium. Verenium’s compensation committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in Verenium’s best interests.

Nonqualified Deferred Compensation

None of Verenium’s named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by Verenium. Verenium’s compensation committee may elect to provide Verenium’s officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in Verenium’s best interests.

Compensation Committee Report*

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this Form 10-K amendment. Based on this review and discussion, the compensation committee has recommended to the Board of Directors that the CD&A be included in Verenium’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee

Mr. Peter Johnson (Committee Chair)

Dr. James H. Cavanaugh

Dr. Fernand Kaufmann

Mr. Joshua Ruch

*	The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Verenium under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any incorporation language contained in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides aggregate information as of December 31, 2008 regarding the Company’s equity compensation plans, including the 2007 Equity Incentive Plan (“2007 Plan”), 1997 Equity Incentive Plan, the 1999 Non-Employee Directors’ Stock Option Plan (the “1999 Directors’ Plan”), the 1999 Employee Stock Purchase Plan, and the 2005 Non-Employee Directors’ Equity Incentive Plan, the Celunol Corp. 2006 Equity Incentive Plan, the Celunol Corp. 2004 Equity Incentive Plan, and the Celunol Corp. 1998 Stock Plan. As a result of the termination of the 1999 Directors’ Plan, no additional option grants will be made under the 1999 Directors’ Plan.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,193,499	$6.3581	4,198,265	(1)
Equity compensation plans not approved by security holders(2)	323,300	$9.0542	—

Total	9,516,799	$6.4497	4,198,265

(1)	Includes 1,147,174 shares of common stock that were subject to awards as of December 31, 2008 under the Company’s 1999 Employee Stock Purchase Plan.
(2)	On June 20, 2007, in connection with the Company’s merger with Celunol Corp., the Company assumed all of Celunol’s outstanding options outstanding pursuant to the Celunol plans. The number of shares of Company common stock to be issued upon exercise of a Celunol option was determined in accordance with the terms of the merger agreement. No additional options or other awards will be issued under the assumed plans.

The following table shows information known to Verenium with respect to the beneficial ownership of Verenium’s common stock as of March 31, 2009 by:

•	each person or group of affiliated persons who is known by Verenium to own beneficially more than 5% of Verenium common stock;

•	each of Verenium’s current directors;

•	each of Verenium’s named executive officers identified below; and

•	all of Verenium’s directors and executive officers as a group.

As of March 31, 2009, there were 76,939,406 shares of Verenium common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock that the listed beneficial owners have the right to acquire within 60 days of March 31, 2009, upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, Verenium believes that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
AWM Investment Company, Inc.(2) 527 Madison Avenue, Suite 2600 New York, New York 10022	11,738,709	14.70%
Highbridge Capital Management LLC(3) 9 West 57th Street, 27th Floor New York, New York 10019	12,616,474	13.70%
Syngenta Participations AG and affiliates(4) Schwarzwaldallee 215 CH-4002 Basel Switzerland	9,256,804	11.83%
Funds Affiliated with Healthcare Ventures(5) 44 Nassau Street Princeton, New Jersey 08542	6,497,766	8.45%
Capital Ventures International(6) One Capital Place P.O Box 1787 GT Grand Cayman, Cayman Islands British West Indies	6,878,997	8.21%
Funds Affiliated with Rho Ventures(7) 152 West 57th Street, 23rd Floor New York, New York 10019	5,044,938	6.55%
Invesco Ltd.(8) 1360 Peachtree Street NE Atlanta, GA 30309	4,339,297	5.64%
Funds Affiliated with Charles River Ventures(9) 100 Winter Street, Suite 3300 Waltham, MA 02451-1475	4,331,301	5.62%
Carlos A. Riva(10)	743,914	*
William H. Baum(11)	570,448	*
John R. Malloy, Jr.(12)	245,355	*
James H. Cavanaugh, Ph.D.(13)	6,683,035	8.67%
Peter Johnson(14)	198,556	*
Fernand Kaufmann, Ph.D.(15)	87,082	*
Mark Leschly(16)	4,459,127	5.78%
Joshua Ruch(17)	5,085,618	6.60%
Cheryl A. Wenzinger(18)	108,749	*
Michael Zak(19)	4,275,740	5.56%
Simon Rich(20)	6,250	*
Jeffrey G. Black(21)	115,623	*
Gerald M. Haines II(22)	121,875	*
All current executive officers and directors as a group(23)	22,955,496	28.99%

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Verenium believes that each of the stockholders named in this table has sole or shared voting and/or investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 76,939,406 shares outstanding on March 31, 2009, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(2)	Austin W. Marxe and David M. Greenhouse are controlling principals of AWM Investment Company, Inc., and share sole voting and investment power over (i) 2,071,536 common shares, $2,5000,000 aggregate principal amount of 8% senior convertible notes, convertible into 1,173,709 share of common stock and rights to acquire 281,255 shares of common stock pursuant to outstanding warrants exercisable within 60 days of March 31, 2009 owned by Special Situations Cayman Fund, L.P. and (ii) 6,757,245 common shares, $2,5000,000 aggregate principal amount of 8% senior convertible notes, convertible into 1,173,709 share of common stock and rights to acquire 281,255 shares of common stock pursuant to outstanding warrants exercisable within 60 days of March 31, 2009 owned by Special Situations Fund III QP, L.P. As set forth in the terms of the convertible notes and warrants, the number of shares of common stock into which the convertible notes and warrants are convertible or exercisable (as applicable) is limited to the number of shares that would result in the beneficial owner having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of common stock.
(3)	Highbridge International LLC, Highbridge Convertible Arbitrage Master Fund, L.P., STAR L.P. (a statistical arbitrage strategy), Highbridge Capital Management, LLC, Glenn Dubin and Harry Swieca are collectively the “Highbridge Group” and their ownership amounts are as follows: (i) Highbridge International LLC beneficially owns $18,730,690 aggregate principal amount of 8.0% senior convertible notes, convertible into approximately 8,793,751 shares of common stock, and has rights to acquire 2,340,651 shares of common stock pursuant to outstanding warrants exercisable within 60 days of March 31, 2009; and (ii) Highbridge Convertible Arbitrage Master Fund, L.P. beneficially owns $1,826,870 aggregate principal amount of 8% senior convertible notes, convertible into approximately 857,686 shares of common stock, and has rights to acquire 224,389 shares of common stock pursuant to outstanding warrants exercisable within 60 days of March 31, 2009. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca may be deemed the beneficial owner of the $20,557,560 aggregate principal amount of 8% senior convertible notes, convertible into approximately 9,651,437 shares of common stock beneficially owned by Highbridge International LLC and Highbridge Convertible Arbitrage Master Fund, L.P. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC, Highbridge Convertible Arbitrage Master Fund, L.P., and has voting control and investment discretion over the securities held by them. Glenn Dubin and Henry Swieca control Highbridge Capital Management, LLC and have voting control and investment discretion over the securities held by Highbridge International LLC and Highbridge Convertible Arbitrage Master Fund, L.P. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of shares of common stock held by Highbridge International LLC and Highbridge Convertible Arbitrage Master Fund, L.P. As set forth in the terms of the convertible notes and warrants, the number of shares of common stock into which the convertible notes and warrants are convertible or exercisable (as applicable) is limited to the number of shares that would result in the beneficial owner having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of common stock.
(4)	Includes (i) 6,034,983 shares of common stock held by Syngenta Participations AG; (ii) 1,928,610 shares of common stock held by Syngenta Seeds AG, and (iii) rights to acquire 1,293,211 shares of common stock pursuant to outstanding warrants exercisable within 60 days of March 31, 2009 held by Syngenta Participations AG.
(5)	Includes 3,231,679 shares of common stock held by HealthCare Ventures III, L.P.; 949,929 shares of common stock held by HealthCare Ventures IV, L.P.; 1,677,658 shares of common stock held by HealthCare Ventures V, L.P.; and 638,500 shares of common stock held by HealthCare Ventures VI, L.P. (collectively, the “Healthcare Ventures Funds”). Dr. Cavanaugh is a managing member of the general partner of each of the Healthcare Ventures Funds and shares investment and voting power over these shares with the other managing members of each of the general partners of the Healthcare Ventures Funds, none of whom are affiliated with Verenium. Dr. Cavanaugh disclaims beneficial ownership of the shares of common stock held by the Healthcare Ventures Funds except to the extent of his pecuniary interest therein.

(6)	Heights Capital Management, Inc. is the investment manager to Capital Ventures International (together with Heights Capital Management, the “Capital Ventures Group”) and as such may exercise voting and investment power over these shares. Capital Venture Group beneficially owns $10,950,000 aggregate principal amount of 8.0% senior convertible notes, convertible into approximately 5,140,845 shares of common stock. Capital Ventures Group also has rights to acquire 1,738,152 shares of common stock pursuant to outstanding warrants exercisable within 60 days of March 31, 2009. Each member of the Capital Ventures Group disclaims any beneficial ownership of any such shares of common stock, except to the extent of its pecuniary interest therein. As set forth in the terms of the convertible notes and warrants, the number of shares of common stock into which the convertible notes and warrants are convertible or exercisable (as applicable) is limited to the number of shares that would result in the beneficial owner having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of common stock.
(7)	Includes (i) 1,634,230 shares of common stock held by Rho Management Trust II; (iii) 726,946 shares (including 18,948 shares under warrants exercisable within the next 60 days) held by Rho Management Trust I; (iv) 333,628 shares of common stock (including 8,697 shares of common stock under warrants exercisable within the next 60 days) held by Rho Ventures IV, L.P.; (v) 785,496 shares of common stock (including 20,473 shares under warrants exercisable within the next 60 days) held by Rho Ventures IV (QP), L.P.; (vi) 818,557 shares of common stock (including 21,338 shares under warrants exercisable within the next 60 days) held by Rho Ventures IV GmbH & Co. Beteiligungs KG. Each of Mr. Mark Leschly and Mr. Joshua Ruch are (i) managing partners of Rho Capital Partners, Inc., which is the investment advisor to Rho Management Trust I and Rho Management Trust II, (ii) managing members of Rho Management Ventures IV, L.L.C., which is the general partner of Rho Ventures IV, L.P. and Rho Ventures IV (QP), L.P., and (iii) managing directors of Rho Capital Partners Verwaltungs GmbH, which is the general partner of Rho Ventures IV GmbH & Co. Beteilgungs KG. In their roles as such, Messrs. Leschly and Ruch, together with Habib Kairouz, may be deemed to exercise voting and investment power over the shares of common stock set forth above. Each of Mr. Leschly and Mr. Ruch disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interests therein. Also includes (ii) 698,150 shares of common stock held by Rho Investment Partners “H”, L.P. and (ii) 47,931 shares of common stock held by Rho Management Partners, L.P. Mr. Ruch is President of Atlas Capital Corp., which is the general partner of Rho Management Partners, L.P., which is the general partner of Rho Investment Partners “H”, L.P., and consequently may be deemed to exercise voting and investment power over the shares of common stock set forth above. Mr. Ruch disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interests therein.
(8)	The following subsidiaries of Invesco hold certain shares of common stock: PowerShares Capital Management LLC and PowerShares Capital Management Ireland Ltd.
(9)	Charles River Partnership XII, LP, a Delaware limited partnership (“CRP XII”), together with CRP XII, (the “Partnerships”), owns (i) 4,208,885 shares of common stock and (ii) warrants to purchase 53,908 shares of common stock. Charles River XII GP, LLC (“CR XII GP LLC”) is the general partner of Charles River] XII GP, LP (“CR XII GP LP”) and CRV Affiliates. CR XII GP LP is the general partner of CRP XII. Each of Izhar Armony, Christopher Baldwin, Bruce I. Sachs, William P. Tai, George Zachary, and Michael Zak is a managing member of CR XII GP LLC. Each of CR XII GP LLC, CR XII GP LP and Messrs. Armony, Baldwin, Sachs, Tai, Zachary and Zak (collectively, the “Management Persons”) may be deemed to beneficially own the securities owned by the Partnerships. Each of the Management Persons disclaims beneficial ownership of the securities reported herein held by the Partnerships, except to the extent of such person’s pecuniary interest in each applicable Partnership, if any.
(10)	Includes 360,995 shares of common stock Mr. Riva has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(11)	Includes 402,617 shares of common stock Mr. Baum has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(12)	Includes 208,423 shares of common stock Mr. Malloy has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.

(13)	In addition to the common shares disclosed in footnote (5) above, Dr. Cavanaugh has the right to acquire 185,269 shares of common stock pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(14)	Includes 174,156 shares of common stock Mr. Johnson has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(15)	Includes 77,082 shares of common stock Dr. Kaufmann has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(16)	In addition to the common shares disclosed in footnote (7) above, Mr. Leschly has the right to acquire 160,270 shares of common stock pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(17)	In addition to the common shares disclosed in footnote (7) above, Mr. Ruch’s beneficial holdings Also includes (i) 25,382 shares held in an account managed by Mr. Ruch, (ii) 249 shares held directly by Mr. Ruch, (iii) 495 shares held in Mr. Ruch’s 401(k) Plan, (iv) 495 shares held by a foundation managed by Mr. Ruch and (v) 171 shares held by certain of Mr. Ruch’s family members. Mr. Ruch disclaims beneficial ownership of all of the shares set forth above, except to the extent of his pecuniary interest therein. Also includes 13,888 shares of common stock Mr. Ruch, in his individual capacity, has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(18)	Includes 103,749 shares of common stock Ms. Wenzinger has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(19)	In addition to the common shares disclosed in footnote (9) above, Mr. Zak has the right to acquire 13,888 shares of common stock pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(20)	Includes 6,250 shares of common stock Mr. Rich has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(21)	Includes 115,623 shares of common stock Mr. Black has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(22)	Includes 121,875 shares of common stock Mr. Haines has the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009.
(23)	Includes 2,097,209 shares of common stock these executive officers and directors (or their affiliates) have the right to acquire pursuant to outstanding options exercisable within 60 days of March 31, 2009 and 138,905 shares these executive officers and directors (or their affiliates) have the right to acquire pursuant to outstanding warrants exercisable within 60 days of March 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since January 1, 2008 to which Verenium has been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of its directors, executive officers or beneficial owners of more than five percent of Verenium’s common stock had or will have a direct or indirect material interest, other than equity and other compensation, termination, change-in-control and other arrangements, which are described in Item 11 entitled “Executive Compensation.” Verenium believes the terms obtained or consideration that it paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Policies and Procedures for Related-Person Transactions

Under Verenium’s amended audit committee charter, all “related-persons transactions” must receive the approval of its audit committee. In accordance with the SEC requirements, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Verenium and any “related person” are participants involving an amount that exceeds $120,000. A related person is any executive officer, director, or a holder of more than five percent of Verenium’s common stock, including any of their immediate family members, and any entity owned or controlled by such persons.

In considering related-person transactions, Verenium’s audit committee takes into account the relevant available facts and circumstances including, but not limited to (i) the risks, costs and benefits to Verenium, (ii) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products and (v) the terms available to or from, as the case may be, unrelated third parties or to or from Verenium’s employees generally. In the event a director has an interest in the proposed transaction, Verenium’s audit committee requires the director to recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a related-person transaction, Verenium’s audit committee considers, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Verenium and its stockholders, as the audit committee determines in the good faith exercise of its discretion.

Independence of the Board of Directors

As required under the listing standards of the NASDAQ Stock Market, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. After review of all relevant transactions or relationships between each director, or any of his or her family members, and Verenium, its senior management and its independent registered public accountants, the Verenium board of directors affirmatively has determined that all of its directors are independent directors within the meaning of the applicable NASDAQ Stock Market listing standards, except for Mr. Riva, who is Verenium’s chief executive officer.

Syngenta

On February 20, 2003, Verenium completed a series of agreements with Syngenta Participations AG, or Syngenta, and Torrey Mesa Research Institute, or TMRI, a wholly-owned subsidiary of Syngenta. Under the transactions, the companies formed an extensive research collaboration whereby Verenium was entitled to receive a minimum of $118,000,000 in research and development funding over the initial seven-year term of the related research collaboration agreement and was eligible to receive certain milestone payments and royalties upon product development and commercialization Additionally, Verenium acquired certain intellectual property rights licenses from Syngenta used in activities conducted at TMRI. Verenium also purchased certain property and equipment from TMRI and assumed certain miscellaneous liabilities under equipment maintenance contracts. One of Syngenta’s affiliates, Syngenta Seeds AG, held approximately 5.4% of Verenium’s outstanding common stock immediately prior to the close of the transactions. Upon closing, Verenium issued to Syngenta and TMRI a total of 6,034,983 shares of common stock and a warrant to purchase up to 1,293,211 shares of Verenium’s common stock at $22.00 per share that is exercisable for ten years starting in 2008. The total value of the acquisition was approximately $74,000,000, including transaction fees. The value of Verenium’s common stock used in determining the purchase price was $11.44 per share based on the average of the closing prices of Verenium’s common stock for a range of five trading days—two days prior to, two days subsequent to, and the announcement date for the transactions of December 4, 2002. The value of the warrant issued was determined by a third party valuation. The transaction was accounted for as an asset purchase under accounting principles generally accepted in the United States. On December 31, 2006, Verenium entered into a license and research agreement to supersede and replace the aforementioned research collaboration. This license and research agreement is focused on the discovery and development of a range of novel enzymes to convert pre-treated cellulosic biomass to mixed sugars economically—a critical step in the process of biofuel production. Under the terms of the 10-year agreement, the two-year guaranteed funding period totaling $8 million per year expired on December 31, 2008. The Company does not anticipate continuing to receive significant funding from Syngenta under this agreement. In 2008, the Company recognized revenue of $9.4 million from its agreement with Syngenta.

Genomatica

Verenium has entered into a collaboration agreement with Genomatica, a leader in computational systems biology. Pursuant to the agreement, Verenium paid Genomatica approximately $310,000 in 2008. William Baum, Verenium’s Executive Vice President and Business Development General Manager of its Specialty Enzymes Business Unit, is a director of Genomatica. Except to the extent of his employment with Verenium, his ownership of Verenium common stock or options to purchase Verenium common stock and any equity securities of Genomatica owned by him, Mr. Baum has no other interest in the agreement between Verenium and Genomatica.

Voting and Lock-up Agreements

Verenium entered into lock-up agreements with certain of its executive officers in connection with the February 2008 sale of its 8% senior convertible notes. The lock-ups expired on September 27, 2008 and excluded sales of shares by the executive officers in connection with an existing 10b-5(1) plan and sales at greater than $6.00 per share.

Indemnification Agreements

As permitted by Delaware law, Verenium has entered into indemnity agreements with its directors and certain executive officers. Under these indemnity agreements, Verenium must indemnify its directors and executive officers against expenses, judgments, fines, settlements and other amounts incurred (including expenses of a derivative action) in connection with any proceeding, whether actual or threatened, in the event such director or officer has been made a party to any proceedings by reason of the fact that such person is or was a director or an executive officer of Verenium or any of its affiliated enterprises. Verenium’s obligation to indemnify its directors and officers only apply if such director or officer acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Verenium and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The indemnification agreements also set forth certain procedures that will apply in the event of a claim for indemnification by any of Verenium’s directors or executive officers.

Verenium also maintains directors’ and officers’ liability insurance for the benefit of its directors and certain of its officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents aggregate fees billed to Verenium for the fiscal years ended December 31, 2008 and December 31, 2007 by Ernst & Young LLP, Verenium’s principal independent registered public accounting firm.

	Fiscal Year Ended
	2008	2007
Audit Fees	$1,338,161	$1,104,084
Audit-related Fees	42,000	75,123

Total Fees	$1,380,161	$1,179,207

Total audit fees for both 2008 and 2007 relate to professional services rendered by Ernst & Young LLP in conducting their integrated audit of Verenium’s financial statements and attestation on management’s report on internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The 2008 audit fees included approximately $197,000 related to the closing of the strategic partnership with BP Biofuels North America LLC in August 2008 and the 8% senior convertible notes offering in February 2008. The 2008 audit-related fees for Ernst & Young LLP were in connection with required consents for the 8% senior convertible notes offering. The 2007 audit-related fees were for accounting consultations by Ernst & Young LLP in connection with the merger and convertible debt offering.

Verenium also engaged a third-party firm to assist in preparing for the Sarbanes-Oxley Section 404 audit and was billed an aggregate of approximately $200,000 for these services in 2007 and approximately $160,000 in 2008.

Verenium expects that fees for professional services rendered by Ernst & Young LLP in connection with their integrated audit of Verenium’s 2009 financial statements and related matters to be similar to those for prior years absent significant events such as the convertible debt that occurred in 2008.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Verenium’s independent registered public accountants, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual explicit case-by-case basis before the independent registered public accountants are engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

The audit committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the independent registered public accountants’ independence. None of the fees paid to the independent registered public accountants described above were approved by the audit committee after services were rendered pursuant to the de minimis exception established by the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as part of this report on Form 10-K/A and are in addition to (but are not replacing) the exhibits filed with the Form 10-K filed on March 16, 2009:

(b) Exhibits

Exhibit Number	Description of Exhibit

31.3+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.4+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERENIUM CORPORATION

By:	/S/ JEFFREY G. BLACK
Jeffrey G. Black Senior Vice President, Chief Accounting Officer and interim Chief Financial Officer

Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CARLOS A. RIVA Carlos A. Riva	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/S/ JEFFREY G. BLACK Jeffrey G. Black	Senior Vice President, Chief Accounting Officer and interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2009

/S/ * James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	April 30, 2009

/S/ * John F. Dee	Director	April 30, 2009

/S/ * Fernand J. Kaufmann, Ph.D.	Director	April 30, 2009

/S/ * Peter Johnson	Director	April 30, 2009

/S/ * Mark Leschly	Director	April 30, 2009

/S/ * Simon Rich	Director	April 30, 2009

/S/ * Joshua Ruch	Director	April 30, 2009

/S/ * Cheryl Wenzinger	Director	April 30, 2009

Signature	Title	Date

/S/ * Michael Zak	Director	April 30, 2009

*	By the signature set forth below, the undersigned, pursuant to the duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this Amendment No. 1 on Form 10-K/A on behalf of the person indicated.

/s/ JEFFREY G. BLACK
Jeffrey G. Black (Attorney-in-fact)