Form 10-Q
period 2009-03-31
VERENIUM CORP
filed 2009-05-18
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 8, 2009 was 97,648,641.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Adjusted – see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,862	$7,458
Accounts receivable, net of allowance for doubtful accounts of $2,079 and $1,760 at March 31, 2009 and December 31, 2008	7,172	8,051
Inventories, net	5,317	2,432
Prepaid expenses and other current assets	2,851	2,938

Total current assets	31,202	20,879
Property, plant and equipment, net	116,476	117,271
Restricted cash	10,400	10,040
Derivative asset-convertible hedge transaction, net	3	163
Debt issuance costs and other assets	4,856	5,270

Total assets	$162,937	$153,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,916	$15,921
Accrued expenses	16,032	13,831
Accrued interest on convertible senior notes	3,713	1,382
Restructuring reserve, current portion	908	917
Deferred revenue (including $1,412 and $1,428 from a related party at March 31, 2009 and December 31, 2008)	3,176	3,397
Derivative liability—warrants	18	359
Convertible senior notes, compound embedded derivative	5,283	7,769
Equipment loans payable, current portion	738	1,068

Total current liabilities	42,784	44,644
Convertible senior notes, at face value net of discounts (principal amount of $148.3 million and $159.4 million at March 31, 2009 and December 31, 2008)	125,429	130,391
Restructuring reserve, less current portion	5,016	5,175
Other long term liabilities	1,009	1,105

Total liabilities	174,238	181,315
Stockholders’ deficit:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock—$0.001 par value; 250,000 shares authorized, 76,939 and 67,782 shares issued and outstanding at March 31, 2009 and December 31, 2008	77	68
Additional paid-in capital	562,810	573,801
Cumulative effect of adjustment related to the adoption of EITF 07-05	5,420	—
Accumulated deficit	(610,238)	(613,561)

Total Verenium Corporation stockholders’ deficit	(41,931)	(39,692)
Noncontrolling interests in consolidated entities	30,630	12,000

Total stockholders’ deficit	(11,301)	(27,692)

Total liabilities, noncontrolling interest and stockholders’ deficit	$162,937	$153,623

Note: The condensed consolidated balance sheet data at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Adjusted – see Note 1)
Revenues (including related-party revenue of $16 and $2,259 for the three months ended March 31, 2009 and 2008)
Product	$10,569	$11,201
Collaborative	1,264	3,475
Grant	2,558	559

Total revenues	14,391	15,235

Operating expenses:
Cost of product revenues	5,755	7,877
Research and development	17,815	14,861
Selling, general and administrative	9,172	9,683

Total operating expenses	32,742	32,421

Loss from operations	(18,351)	(17,186)
Interest income and other expense, net	36	356
Interest expense	(3,150)	(2,076)
Loss on exchange of convertible senior notes	—	(3,599)
Gain (loss) on debt extinguishment	3,609	(48)
Gain (loss) on net change in fair value of derivative assets and liabilities	13,309	(564)

Net loss	(4,547)	(23,117)
Less: Loss attributed to noncontrolling interests in consolidated entities	7,870	—

Net income attributed to Verenium Corporation	$3,323	$(23,117)

Basic net income (loss) per share	$0.05	$(0.38)

Diluted net income (loss) per share	$0.05	$(0.38)

Weighted average shares used in computing:
Basic net income (loss) per share	70,295	61,206

Diluted net income (loss) per share	70,396	61,206

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(Adjusted – see Note 1)
Net income (loss) attributed to Verenium Corporation	$3,323	$(23,117)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,589	2,309
Share-based compensation	2,547	3,474
Gain (loss) on extinguishment of debt	(3,609)	48
Loss on exchange of convertible senior notes	—	3,599
Gain (loss) on net change in fair value of derivative assets and liabilities	(13,309)	564
Loss attributed to noncontrolling interest in consolidated entities	(7,870)	—
Accretion convertible senior notes of debt discount	1,285	417
Non-cash restructuring charges	90	59
Changes in operating assets and liabilities:
Accounts receivable	576	(2,734)
Inventory	(2,885)	1,411
Other assets	253	(1,372)
Accounts payable and accrued expenses	1,497	(4,402)
Restructuring reserve	(258)	(801)
Deferred revenue	82	(203)

Net cash used in operating activities	(15,689)	(20,748)

Investing activities:
Purchases of short-term investments	—	(84,620)
Sales and maturities of short-term investments	—	85,684
Purchases of property, plant and equipment, net	(1,794)	(21,972)
Restricted cash	(360)	—

Net cash used in investing activities	(2,154)	(20,908)

Financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	50,829
Net cash paid for convertible hedge transaction	—	(6,194)
“Make-whole” payments on 2008 Notes	(122)	(289)
Principal payments on debt obligations	(396)	(828)
Proceeds from sale of common stock	265	862
Distributions from Galaxy Biofuels LLC	26,500	—

Net cash provided by financing activities	26,247	44,380

Net increase in cash and cash equivalents	8,404	2,724
Cash and cash equivalents at beginning of period	7,458	48,743

Cash and cash equivalents at end of period	$15,862	$51,467

Supplemental disclosure of cash flow information:
Interest paid	$10	$529

Conversion of convertible senior notes into common stock	$11,050	$900

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Verenium Corporation (“Verenium” or the “Company”), was incorporated in Delaware in 1992. The Company operates in two business segments, biofuels and specialty enzymes. Its biofuels business segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol from cellulosic biomass. Its specialty enzymes business segment develops customized enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes.

Recent Developments

As more fully described in Note 4, on February 18, 2009, the Company and BP announced the second phase of the Company’s strategic partnership through the formation of a joint venture to develop and commercialize cellulosic ethanol from non-food feedstocks.

As more fully described in Note 2, the conversion price on the Company’s 2008 Notes re-set on February 27, 2009. Following the reset, a number of holders of the 2008 Notes have converted some or all of their 2008 Notes, in most cases resulting in share issuances for the conversion along with the related “make-whole” payments, as well as, in limited instances, cash payments for the “make-whole” payment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 and April 30, 2009.

The Company has a working capital deficit of $11.6 million and an accumulated deficit of $610.2 million as of March 31, 2009. Based on the Company’s operating plan, which includes payments to be received by the Company or its consolidated entities from BP relating to the first and second phases of the strategic partnership, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, potential payments under the 2008 Notes, and working capital requirements through December 31, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company plans to address the expected shortfall of working capital by generating additional financing through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling and financing of assets, incremental product sales, and if necessary and available, the sale of debt or equity securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation (formerly Celunol Corp.), as well as Galaxy Biofuels LLC (“Galaxy”), and Highlands Ethanol LLC (“Highlands”) both determined to be variable interest entities of which the Company is the primary beneficiary as defined by Financial Interpretation 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, convertible senior notes and income taxes. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (FSP) Accounting Principles Board Opinions (“APB”) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”), which clarifies the accounting for convertible debt instruments. The adoption of APB 14-1 affects the accounting for our 8% Senior Convertible Notes issued in February 2008 and due April 1, 2012 (“2008 Notes”). APB 14-1 requires the Company to account separately for the liability and equity components of the convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Condensed Consolidated Statement of Operations.

Once adopted, APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The following table sets forth the effect of the retrospective application of APB 14-1 on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	For the Three Months Ended March 31, 2008
	Originally Reported	Effect of Change	As Adjusted
Interest expense (1)	$(2,433)	$357	$(2,076)
Loss on debt extinguishment (2)	—	(48)	(48)
Net loss	(23,342)	225	(23,117)
Basic and diluted net loss per share	(0.38)	—	(0.38)

(1)	This adjustment includes only the non-cash interest expense.

(2)	Recognition of loss upon conversion of $0.9 million of principal during the three months ended March 31, 2008. Loss on debt extinguishment, under APB 14-1, is accounted for as the difference between the fair value of the debt liability and the carrying value on the conversion date.

Consolidated Balance Sheet:

	December 31, 2008
	Originally Reported	Effect of Change	As Adjusted
Property, plant and equipment, net (3)	$115,711	$1,560	$117,271
Debt issuance costs and other assets (4)	6,688	(1,418)	5,270
Convertible senior notes, at par value, net of discounts (5)	129,092	1,299	130,391
Additional paid-in capital (6)	583,958	(10,157)	573,801
Accumulated deficit (7)	(622,613)	9,052	(613,561)

(3)	Represents increase in capitalized interest for the demonstration plant as a result of the increase in the effective interest rate of the 2008 Notes upon the adoption of APB 14-1.

(4)	Represents the reclassification of debt issuance costs of $2.1 million related to the equity component (conversion option) to additional paid-in capital in stockholders’ equity, partially offset by a decrease in amortization and write-off of debt discount to interest expense upon conversions aggregating approximately $12.1 million in face value due to lower issuance costs related to the debt component.

(5)	Represents the increase in carrying value of the 2008 Notes to reflect the fair value of the debt liability at issuance.

(6)	Represents the adjustment to record the equity component debt discount, offset by the repurchase of the equity component upon conversions and issuance costs related to the equity component.

(7)	Represents the decrease in non-cash interest expense due to the change in accounting for conversions under APB 14-1. During 2008, in accordance with Emerging Issues Task Force (“EITF”) 00-27, Application of Issue 98-5 to certain Convertible Instruments (“EITF 00-27”), unamortized debt discounts and debt issuance costs upon conversion were written off to interest expense. Under APB 14-1 conversions are accounted for as gains or losses on debt extinguishment which is accounted for as the difference between the fair value of the debt liability and the carrying value on conversion (principal less unamortized discounts and debt issuance costs).

Additionally, on January 1, 2009, the Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 affected the Company’s accounting for the 2008 Notes conversion rights resulting in the Company recording a derivative liability of $13.1 million representing the fair value of the conversion rights as of January 1, 2009. The recording of the derivative liability resulted in the reclassification of the equity component included in stockholders’ equity recorded from the adoption of APB 14-1. EITF 07-5 requires the Company to recognize the cumulative effect of the change in accounting principle as an adjustment to the opening balance of retained earnings.

The cumulative adjustment to accumulated deficit related to our 2008 Notes was $5.4 million which represents the gains on remeasurement that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date on February 27, 2008.

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Derivative Financial Instruments

The Company’s 2008 Notes (See Note 2) have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in a Company’s own Stock” (“EITF 00-19”), EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”).”

For derivative instruments that are required to be accounted for as assets or liabilities, the instrument is initially recorded at its fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for all other non-financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), that clarifies the application of SFAS 157 for financial assets in a market that is not active and addresses key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

On January 1, 2009, in accordance with FSP 157-2, the Company adopted the provisions of SFAS 157 on a prospective basis for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that the Company determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

The adoption of SFAS 157 for the Company’s non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on consolidated net income for the three months ended March 31, 2009.

The following table summarizes, for each major category of assets or liabilities, the respective fair value and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands):

	March 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$15,862	$—	$—	$15,862	$7,458	$—	$—	$7,458
Derivative – convertible hedge, net (2)	—	—	3	3	—	—	163	163

	$15,862	$—	$3	$15,865	$7,458	$—	$163	$7,621

Liabilities:
Derivative – warrants (3)	$—	$—	$18	$18	$—	$—	$359	$359
Derivative - compound embedded derivative (4)	—	—	5,283	5,283	—	—	7,769	7,769

	$—	$—	$5,301	$5,301	$—	$—	$8,128	$8,128

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (See Note 2). Classified as a net asset, using significant unobservable inputs (Level 3).

(3)	Represents warrants issued in conjunction with the Company’s 2008 Notes (See Note 2). Classified as a liability, using significant unobservable inputs (Level 3).

(4)	Represents the compound embedded derivative included in the Company’s 2008 Notes (See Note 2). The “make-whole” provision included in the compound embedded derivative provides that, upon any noteholder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to the satisfaction or waiver of certain conditions, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative includes, among other rights, the noteholders’ right to receive “make-whole” amounts. The Company’s “lattice” valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the resulting $5.3 million fair value of the compound embedded derivative as of March 31, 2009 is lower than the potential $12.5 million “make-whole” obligation if all of the outstanding 2008 Notes as of March 31, 2009 converted at that time. The compound embedded derivative is included in current liabilities on the accompanying Condensed Consolidated Balance Sheet.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2008 to March 31, 2009 (in thousands):

	Derivative Liability- Warrants	Derivative Liability - Compound Embedded Derivative	Derivative Asset – Convertible Hedge Transaction
Balance at January 1, 2009	$359	$7,769	$163
Adjustment to fair value included in earnings (1)	(341)	(13,128)	(160)
Other adjustments (2)	—	10,642	—

Balance at March 31, 2009	$18	$5,283	$3

(1)	The derivative warrants, compound embedded derivative and convertible hedge transaction are revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the three months ended March 31, 2009, the net adjustment to fair value resulted in a gain of $13.3 million and is included in “gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (See Note 2).

(2)	Represents increase in derivative liability of $13.1 million related to the adoption of EITF 07-5 on January 1, 2009, which required the 2008 Notes conversion rights to be recorded as a derivative liability, partially offset by “make-whole” payments related to the conversion of $10.1 million in face value of the 2008 Notes. (See Note 2)

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and EITF 99-19, “Gross versus Net Presentation of Revenue” (“EITF 99-19”).

Under SAB 104, revenue is recognized when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

The Company has contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Under EITF 99-19, revenue manufactured for the Company by Genencor is recognized on a net basis equal to the net profit share received from Danisco, as all the following indicators of reporting net are met: i) the third party is the obligor; ii) amount earned is fixed; iii) third part maintains credit risk, as compared to the full value of the manufacturing costs plus profit share the Company currently recognizes for Phyzyme it manufactures.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2009, the Company had $3.2 million in deferred revenue, of which $3.0 million was related to funding from collaborative partners and $0.2 million was related to product sales.

Product Revenue

The Company recognizes product revenue at the time of shipment to the customer, provided all other revenue recognition criteria have been met. The Company recognizes revenue on product sales through third-party distribution agreements, if the distributor has a right of return, in accordance with the provisions set forth in SFAS 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Under SFAS 48, the Company recognizes product revenues upon shipment to distributors, provided that (i) the price is substantially fixed and determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes product profit-sharing revenue during the quarter in which such revenue is earned, generally upon shipment of product to the end user, based on information provided by the Company’s profit-sharing partner. Profit-sharing revenue is included in product revenue in the Condensed Consolidated Statement of Operations.

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

Revenue Arrangements with Multiple Deliverables

The Company sometimes enters into revenue arrangements that contain multiple deliverables in accordance with EITF 00-21. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

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

As more fully described in Note 4, the Company and BP have entered into a strategic collaboration which includes two special purpose entities, Galaxy and Highlands, both of which are jointly owned by BP and the Company.

The Company has determined, pursuant to FIN 46R, that both Galaxy and Highlands qualify as variable interest entities and that Verenium is the primary beneficiary of both entities. Because the Company is the primary beneficiary, Galaxy and Highlands are therefore subject to consolidation by the Company. As a result, BP’s capital contributions are recorded as “Noncontrolling interests in consolidated entities” on the Company’s Condensed Consolidated Balance Sheet. The Company consolidates the operating results of Galaxy and Highlands, and records an adjustment to the Noncontrolling interests in consolidated entities for BP’s share of profits and/or losses in these entities.

Computation of Net Income (Loss) per Share

The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Company had 0.2 million and 0.5 million unvested restricted shares outstanding as of March 31, 2009 and 2008. Additionally, pursuant to the merger agreement with Celunol, 1.5 million shares of the Company’s common stock issued to former Celunol stockholders were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligation of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto. On June 20, 2008, these shares were released to the former Celunol stockholders.

For purposes of the computation of net income (loss) per share, the unvested restricted shares and the shares held in escrow are considered contingently returnable shares under SFAS 128 and are not considered outstanding common shares for purposes of computing net income (loss) per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing net income (loss) per share.

Diluted net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares related to stock options, restricted stock and warrants are calculated using the treasury stock method. Common stock equivalents from stock options, restricted stock and warrants of approximately 31.9 million were excluded from the calculation of net income per share for the three months ended March 31, 2009, because the effect would be antidilutive. In addition, common stock equivalents from shares underlying the Company’s convertible senior notes of 41.7 million were excluded from the net income per share for the three months ended March 31, 2009 because the effect would be antidilutive.

Computation for net income (loss) per share for the three months ended March 31, 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator
Net Income (loss)	$3,323	$(23,117)

Denominator
Basic weighted average common shares outstanding	70,295	61,206
Dilutive effect of stock options	101	—

Diluted weighted average common shares outstanding	70,396	61,206

Basic net income (loss) per common share	$0.05	$(0.38)

Diluted net income (loss) per common share	$0.05	$(0.38)

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	March 31, 2009	December 31, 2008
5.5% Convertible Senior Notes, issued in 2007	$99,500	$100,500
8% Senior Convertible Notes, issued in 2008 (principal face amount of $48.8 million as of March 31, 2009 and $58.9 million as of December 31, 2008)	31,230	38,019

Total carrying value	130,730	138,519
Less: Current portion (representing the fair value of the compound embedded derivative and warrants being accounted for as derivative liabilities) (1)	(5,301)	(8,128)

Carrying value, non current portion	$125,429	$130,391

(1)	As more fully described below under the sub-heading “2008 Convertible Notes” the Company’s total potential obligation under the “make-whole” provisions of the 2008 Notes as of March 31, 2009 was $12.5 million, assuming that all holders of the 2008 Notes converted at that time. All or a portion of this “make-whole” payment could be paid in common shares, subject to certain limitations as described below.

2007 Convertible Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027 (the “2007 Notes”) in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the Verenium common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the Company’s issuance of its 2008 Notes. As of March 31, 2009, the Company had $99.5 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at a conversion rate of 156.5 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $6.40 per share. The total common shares that would be issued assuming conversion of the entire $99.5 million in 2007 Notes is 15.6 million shares.

On or after April 5, 2012, the Company may, at its option, redeem the 2007 Notes, in whole or in part, for cash at redemption price equal to 100% of the principal amount of the 2007 Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their 2007 Notes at a purchase price in cash equal to 100% of the principal amount of the 2007 Notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their 2007 Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2007 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2007 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying consolidated balance sheet, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Convertible Notes

On February 27, 2008, the Company completed a private placement of 8% Senior Convertible Notes due April 1, 2012 (the “2008 Notes”) and warrants to purchase shares of Verenium common stock. Concurrent with entering into the purchase agreement for the 2008 Notes, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71.0 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8.0 million shares of common stock. As of March 31, 2009, outstanding principal balance on the 2008 Notes was $48.8 million.

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

Periodic interest payments on the 2008 Notes are approximately $1.0 million every three months, assuming an outstanding balance of $48.8 million, and are payable on January 1, April 1, July 1 and October 1, of each year.

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

The 2008 Notes contain several embedded features, which are required to be bifurcated and accounted separately as a derivative liabilities in accordance with SFAS 133 and SFAS 150. These embedded features are described in two categories: 1) detachable warrants; and 2) a compound embedded derivative, as set forth below.

Detachable Warrants. In connection with the 2008 Notes, the Company issued warrants to purchase up to approximately 8 million shares of the Company’s common stock. The warrants are exercisable six months following initial issuance at an initial exercise price of $4.44 per share. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection.

Compound embedded derivative. The compound embedded derivative includes certain features of the 2008 Notes, with its major components consisting of; 1) the base conversion rights, including the full-ratchet antidilution provisions; 2) rights upon an event of default or change in control; and, 3) the “make-whole” provision.

Full-ratchet antidilution protection. In the event that the Company subsequently issues options (excluding options issued under an approved stock plan by the Board of Directors) or convertible securities at a price-per-share which is below the current conversion price of the 2008 Notes, the holders of the 2008 Notes will be entitled to “full-ratchet” antidilution protection, such that the conversion price will re-set to a price-per share equal to that of the new equity issuance.

Rights upon an event of default or change in control. If the Company were to trigger an event of default, as defined, holders of the 2008 Notes may require the Company to redeem all or portion of the 2008 Notes at a premium to their face value. In the event of a change of control, as defined, the conversion rate may be subject to adjustment, or the holders may require the Company to redeem all or a portion of the 2008 Notes at a premium to their face value.

“Make-whole” provision. The 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that the Company may, subject to the satisfaction of certain conditions (including that the shares to be issued must be registered for resale under a registration statement filed with the Securities and Exchange Commission), pay interest or “make-whole” amounts with shares of its common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. The registration statement that the Company filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and the Company’s ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is accordingly limited.

In addition, concurrent with the issuance of the 2008 Notes, the Company entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), the Company is entitled to purchase 13,288,509 shares of the Company’s common stock from the counterparty at a price per share equal to the initial conversion price of $4.09 (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of 13,288,509 shares of the Company’s common stock at a price per share of $5.16. The cash cost of the convertible hedge transaction was approximately $6.2 million. The convertible hedge transaction must also be separately valued and accounted for as a derivative under SFAS 133.

Allocation of Proceeds to 2008 Notes

As previously described in Note 1, the Company adopted the provisions of APB 14-1 on January 1, 2009, which required retroactive restatement of the financial statements related to the 2008 Notes at inception. This change in accounting treatment impacted the initial allocation of debt proceeds. The following table sets forth the initial allocation of proceeds from the 2008 Notes among the underlying debt instrument, conversion rights, and the detachable warrants, as originally reported, and as adjusted to reflect the impact of APB 14-1 (in thousands):

	As Originally Reported	As Adjusted for Adoption of APB-14
Debt host instrument / fair value of debt liability	$35,165	$31,586
Fair value of compound embedded derivative	31,135	31,135
Fair value of detachable warrants	4,700	4,700
Equity component	—	3,579

Face value of 2008 Notes	$71,000	$71,000

Valuation of Debt Liability and Embedded Features

Debt Liability and Equity Component

Prior to the adoption of APB 14-1, the value assigned to the debt host was based on the residual value of the debt proceeds after allocating the fair value of the compound embedded derivative and detachable warrants. As a result of the adoption of APB 14-1, as described under Note 1, the Company was required to separately account for the debt and equity components of the 2008 Notes in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate.

APB 14-1 requires that the carrying amount of the liability component be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. As a result, the Company determined that its effective interest rate was 32.6% and, in the absence of comparable market data, determined that, given the features of the 2008 Notes, this derived effective interest rate was a fair approximation of a market rate of interest for a similar instrument. As a result, the 32.6% rate was applied to the 2008 Notes and coupon interest to calculate the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and the estimated fair value of the liability component is recorded as an equity component.

Detachable Warrants

At inception, as originally reported and as adjusted for the adoption of APB 14-1, the fair value of the detachable warrants of $4.7 million were separated from the debt liability and recorded as derivative liabilities which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

The derivative liability attributed to the warrants could require cash settlement within one year from the balance sheet date since the warrants became exercisable in August 2008. Based upon this, the Company has reported the derivative liability related to the warrants as a current liability on its condensed consolidated balance sheet. The derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the condensed consolidated statement of operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

Compound Embedded Derivative

At inception, as originally reported and as adjusted for the adoption of APB 14-1, the fair value of the compound embedded derivative of $31.1 million was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

The derivative liability arising from the compound embedded derivative could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Furthermore, the amount of the “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument under EITF 00-19. Based upon this, the Company initially recorded a derivative liability related to the holders’ rights to a “make-whole” payment upon conversion, the portion of the embedded conversion rights settlable in cash due to the certain Nasdaq limits, and certain other rights. The Company recorded this compound embedded derivative liability as a component of the current portion of convertible debt on its condensed consolidated balance sheet. On June 4, 2008, in connection with shareholder approval of issuance of shares in excess of certain Nasdaq limits that required shareholder approval before shares in excess of such limits could be issued, $14.7 million of the compound embedded derivative value was reclassified into stockholders’ equity.

However, on January 1, 2009, upon adoption of EITF 07-5, as described under Note 1, the entire conversion rights were required to be accounted for as a derivative liability. As a result, the fair value of the conversion rights on January 1, 2009 of $13.1 million was reclassified from stockholders’ equity into current liabilities. The compound embedded derivative liability, consisting of the “make-whole” and the conversion rights, will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the resulting fair value of the compound embedded derivative as of March 31, 2009 is lower than the potential $12.5 million “make-whole” obligation if all of the outstanding 2008 Notes as of March 31, 2009 converted on that date.

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the two separate call options that comprise the convertible hedge transaction. The convertible hedge transaction does not qualify for equity classification under EITF 00-19, as there are potential circumstances, though remote, where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the Condensed Consolidated Balance Sheet and is marked-to-market at the end of each reporting period, with any change in value reported as a non- operating expense or income in the Condensed Consolidated Statement of Operations. The Company has determined that the initial cash paid for each of the two separate call options that comprise the convertible hedge transaction approximated fair value. The fair values of the two call options subsequent to the initial issuance date have been determined using the Black-Scholes Merton methodology.

Impact of Fair Value Remeasurements

The fair value of the compound embedded derivative, warrants, and the two separate call options that comprise the convertible hedge transaction are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the statement of operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity if settled in the Company common stock .

The fair value of the compound embedded derivative, detachable warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the three months ended March 31, 2009, the net change in fair value measurements impacting all derivative assets and liabilities resulted in a gain of $13.3 million.

Loss on Exchange of Notes

In connection with the issuance of the 2008 Notes, the Company exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and related warrants. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), an exchange of debt instruments with substantially different terms is a debt extinguishment and requires the recognition of a gain or loss on exchange. The Company determined that the exchange qualified as a debt extinguishment under EITF 96-19, and recorded a loss on the exchange of $3.6 million, equal to the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and warrants issued.

The fair value of the 2008 Notes issued in the exchange was determined using a “lattice” model, consistent with the methodology used to derive the fair value of the compound embedded derivative.

Interest Expense on 2008 Notes

The Company recorded interest expense related to the 2008 Notes, as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
8% coupon interest, payable in cash	$1,102	$530
Non-cash accretion of debt discount	1,285	417
Non-cash amortization of debt issuance costs	109	44

	$2,496	$991

The initial debt discount, after the adoption of APB 14-1, relates to the compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying Condensed Consolidated Balance Sheet and is being amortized into interest expense over the term of the 2008 Notes, or approximately 4 years.

Conversion of 2008 Notes

Since inception through March 31, 2009, holders of the 2008 Notes have converted principal in the amount of $22.1 million into approximately 11.9 million shares of the Company’s common stock, including approximately 4.6 million shares to satisfy a portion of the related “make-whole” obligations.

During the three months ended March 31, 2009, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A replacement of FASB Statement 125” (“SFAS 140”), the Company recorded a gain on conversion of $3.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes was equal to the $10.1 million of principal less the unamortized debt discount and issuance costs, which totaled $7.5 million, as of the conversion date. During the quarter, the Company issued a total of 8.2 million shares with a total market value as of the dates of conversion of $3.9 million to settle the 2008 Notes and “make-whole” payments.

Between April 1, 2009 and May 8, 2009, holders of the 2008 Notes converted an additional principal amount of $17.6 million into approximately 20.4 million shares of the Company’s common stock, including approximately 12.1 million shares to satisfy a portion of the related “make-whole” obligations. Cash payments to satisfy “make-whole” obligations during this time were not material.

3. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a FIFO basis. Inventory consists of the following (in thousands) as of:

	March 31, 2009	December 31, 2008
Raw materials	$474	$607
Work in progress	2,168	241
Finished goods	3,125	1,824

	5,767	2,672
Reserve	(450)	(240)

Net inventory	$5,317	$2,432

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

Property and equipment consist of the following (in thousands) as of:

	March 31, 2009	December 31, 2008
Laboratory, machinery and equipment	$50,183	$50,477
Computer equipment	12,835	12,838
Furniture and fixtures	6,325	6,325
Leasehold improvements	9,236	9,194
Land	1,560	1,560
Pilot facility	18,913	18,904
Demonstration facility	93,037	90,996

Property and equipment, gross	192,089	190,294
Less: Accumulated depreciation and amortization	(75,613)	(73,022)

Property and equipment, net	$116,476	$117,272

Included in the costs of its demonstration facility as of March 31, 2009 and December 31, 2008 is $7.8 million and $6.8 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility. The demonstration plant was placed in service in February 2009, and as such, the Company ceased capitalizing interest on that date.

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years
Pilot facility	10 years
Demonstration facility	10 years

Leasehold improvements are amortized using the shorter of the estimated useful life or remaining lease term.

Depreciation related to the pilot and demonstration facilities begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and is being depreciated over a 10-year life. Subsequent modifications to the pilot facility which do not extend its useful life but meet the criteria for capitalization, are considered immediately placed in service when incurred, and depreciated over the remainder of the pilot facility’s useful life. The demonstration facility was placed in service in February 2009. During the first quarter 2009, the demonstration facility is being depreciated using an estimated 10-year life. The Company is in the process of performing an evaluation to determine the final useful lives for the demonstration plant and each of its components.

Accrued expenses

Accrued expenses consist of the following (in thousands) as of:

	March 31, 2009	December 31, 2008
Professional and outside services	$2,705	$2,608
Employee compensation	8,149	6,050
Royalties	537	1,233
Other	4,641	3,940

	$16,032	$13,831

4. Strategic Partnership with BP Biofuels North America LLC

Galaxy Biofuels LLC

Effective August 1, 2008, the Company entered into a Joint Development and License Agreement (“JDA”) with BP focused on the development and commercialization of cellulosic ethanol technologies. As part of the transaction, Galaxy Biofuels LLC, a special purpose entity was formed, equally owned by the Company and BP. Pursuant to the JDA, the Company granted to Galaxy a worldwide, royalty-free license and sublicense to Verenium’s existing background technology related to the production of cellulosic ethanol, which will continue to be owned by Verenium. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program under the JDA and is responsible for administering the licensing of the technology package resulting from the joint development program. Future profits and losses related to the licensing of these technologies will be shared equally by the Company and BP. The Company accounts for its investment in Galaxy pursuant to FIN 46R, and has determined that Galaxy is subject to consolidation by Verenium.

The financial terms of the JDA include a transaction fee of $45 million payable to the Company by BP on behalf of Galaxy, in exchange for broad access to the Company’s cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. The transaction fee is payable in three installments: $24.5 million was paid within ten days of the closing; $6.5 million was paid on January 2, 2009; and $14.0 million is expected to be paid on July 1, 2009.

The Company and BP are conducting joint development efforts within the cellulosic ethanol field under the JDA, the initial term of which is 18 months. Pursuant to the JDA, BP committed to pay the Company $45 million in non refundable joint development fees to co-fund the Company’s various scientific and technical initiatives within the field. The joint development fees represent approximately 50% of the estimated costs of these initiatives through January 2010, and are payable as follows: $15 million was paid on January 2, 2009, and $2.5 million per month is payable from February 2009 through and including January 2010.

The Company is responsible for the performance of substantially all of the activities under the joint development program. If the Company is not successful in achieving the objectives of the joint development program, BP may terminate the joint development program, and the Company would no longer be entitled to receive any payments from BP for the performance of the joint development program.

The transaction fees and joint development fees are accounted for as follows:

•	The license to technology granted by Verenium and ongoing joint development performed by Verenium are accounted for capital contributions to Galaxy;

•	Transaction fees and joint development fees paid by BP are accounted for capital contributions to Galaxy, which are subsequently distributed to Verenium as a reduction to Verenium’s capital account;

•	Ongoing joint development fees are accounted for as a monthly expense of Galaxy.

As a result, the Company’s Condensed Consolidated Balance Sheets include a line item called “Noncontrolling Interest in consolidating entities,” which reflects BP’s ownership of Galaxy’s equity. This line item is adjusted by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to Verenium on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the Condensed Consolidated Statement of Operations as “Loss attributed to noncontrolling interest in consolidating entities.” Since inception, Galaxy has incurred approximately $40 million in losses through March 31, 2009, 50% of which have been allocated to BP. The Company anticipates Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

Highlands Ethanol LLC

On February 18, 2009, the Company announced the second phase of its strategic partnership with BP through the formation of a joint venture to focus on the commercial development of facilities for the production of cellulosic ethanol from non-food feedstocks. The joint venture company, Highlands is owned equally by the Company and BP. Highlands will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under the Galaxy joint development program. Highlands will be led and supported by a team comprised of employees from both BP and Verenium and will be governed with equal representation from both parent companies.

In return for a 50% interest in Highlands, BP agreed to pay Highlands $22.5 million in an initial cash commitment and the Company agreed to contribute development assets related to its Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. This collaboration is intended to develop of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for commercial implementation of cellulosic ethanol technologies.

Highlands will initially focus on developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site in 2010. The estimated construction cost for this facility, which is expected to produce 36 million gallons-per-year, is estimated to be between $250 and $300 million. Production from this plant is expected to begin in 2012.

The Company originally formed the Highlands entity in October 2007 as a wholly-owned subsidiary of Verenium Corporation. The entity was fully consolidated by the Company as a subsidiary for the years ended December 31, 2007 and 2008. BP’s consideration was used to acquire a 50% ownership interest in the existing entity. The Company has determined the joint venture is a variable interest entity, and that the Company is the primary beneficiary which requires consolidation of the entity. FIN 46R requires that assets and liabilities be consolidated at carrying value if the entity is a business and if the Company retains control of the entity.

The components of the consolidation at their carrying values (in thousands) at February 18, 2009 were as follows (in thousands):

Account Class	Amount ($)
Other current assets	$125
Long term assets	100
Current liabilities	—
Equity	225

All intercompany amounts have been properly eliminated upon consolidation, and the noncontrolling interest is presented in accordance with SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations.

5. Segment Information and Concentration of Business Risk

Segment Information

The Company operates in two segments, as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), identified as biofuels and specialty enzymes. The biofuels segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol from cellulosic biomass. The specialty enzymes segment develops high performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes.

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross margin, total operating expenses and capital expenditures. For the three months ended March 31, 2009, the specialty enzyme segment comprised 100% of product revenues, and cost of product revenues. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segment operated on a stand-alone basis.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenues	$—	$10,569	$—	$10,569	$—	$11,201	$—	$11,201
Collaborative and grant revenues	2,334	1,488	—	3,822	—	4,034	—	4,034

Total revenues	2,334	12,057	—	14,391	—	15,235	—	15,235

Product gross profit	—	4,814	—	4,814	—	3,324	—	3,324

Operating expenses (excluding cost of goods sold)	17,880	4,734	4,373	26,987	9,989	9,554	5,001	24,544

Operating income (loss)	$(15,546)	$1,568	$(4,373)	$(18,351)	$(9,989)	$(2,196)	$(5,001)	$(17,186)

Capital expenditures	$1,543	$251	$—	$1,794	$20,695	$484	$793	$21,972

Identifiable assets by operating segment are set forth below (in thousands):

	As of March 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant & equipment, net	$109,803	$2,670	$4,003	$116,476
Cash and other assets	1,650	22,289	22,522	46,461

Total identifiable assets	$111,453	$24,959	$26,525	$162,937

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	21,142	14,508	36,352

Total identifiable assets	$109,732	$24,644	$19,247	$153,623

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 53% and 49% of total revenue for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2008, Syngenta represented 18% of total product revenue. The Company does not anticipate that it will continue to receive significant funding from Syngenta in the future.

Accounts receivable from these two customers comprised approximately 45% of accounts receivable at March 31, 2009 and 68% at December 31, 2008.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
North America	$6,626	$4,446
South America	2,010	3,805
Europe	5,424	6,636
Asia	331	348

	$14,391	$15,235

For the three months ended March 31, 2009 and 2008, 77% and 81% of the Company’s product revenue has come from one focus area, animal nutrition and health.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. Total Fermic assets as of the three months ended March 31, 2009, totaled approximately $2.7 million.

6. Share-based Compensation

The Company recognized share-based compensation expense of $2.5 million and $3.5 million during the three months ended March 31, 2009 and 2008. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development	$1,476	$1,324
Selling, general and administrative	1,071	2,150

	$2,547	$3,474

As of March 31, 2009, there was $7.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the equity incentive plans, including the impact of options and restricted shares assumed in the merger. This expense is expected to be recognized over a weighted-average period of 2.8 years as follows (in thousands):

Fiscal Year 2009 ( April 1, 2009 to December 31, 2009)	$2,326
Fiscal Year 2010	1,841
Fiscal Year 2011	1,031
Fiscal Year 2012	530
Fiscal Year 2013	430
Thereafter	1,616

$7,774

7. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through March 31, 2009 (in thousands):

Balance at January 1, 2006	$—
Accrued and expensed through December 31, 2008	11,023
Charged against accrual through December 31, 2008	(7,964)
Adjustments and revisions through December 31, 2008	3,033

Balance at January 1, 2009	6,092
Charged against accrual	(258)
Adjustments and revisions	90

Balance at March 31, 2009	$5,924

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

Pursuant to SFAS 146, the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments. For the three months ended March 31, 2009, the restructuring reserve was adjusted by $90,000 representing the fair value adjustment for the quarter, for a total gross obligation of $8.7 million, net of sublease income.

All amounts are classified within selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

8. Related-Party Transactions

Syngenta AG

The Company has had an ongoing research collaboration with Syngenta since 1999 and in January 2007 the Company announced a new 10-year research and development partnership with Syngenta. The new agreement, which replaced a seven-year agreement with Syngenta that started in early 2003, is focused on the discovery and development of a range of novel enzymes to economically convert pre-treated cellulosic biomass to mixed sugars, which is a critical step in the process of biofuel production.

The Company recognized revenue from Syngenta and its affiliates of $16,000 and $2.1 million for the three months ended March 31, 2009 and 2008. Accounts receivable due from Syngenta were $0 and $0 million, and deferred revenue associated with Syngenta was $1.4 million at March 31, 2009 and December 31, 2008.

9. Commitments

Letter of Credit

Pursuant to its facilities leases for office and laboratory space in San Diego, the Company is required to maintain a letter of credit on behalf of its landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on a minimum level of working capital and market capitalization.

As of March 31, 2009, the Company had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing approximately 24 months current rent, per the lease agreement. The letter of credit is issued under the Company’s existing bank agreement. The Company is required by the Bank to secure this obligation with cash, which is reflected as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord.

10. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the settlement has not yet been finally approved by the Court, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

A holder of the 2008 Notes has filed a lawsuit against the Company asserting a conversion price of $1.47, rather than $2.13, for a portion of its 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. Since the conversion price re-set date on February 27, 2009 through May 8, 2009, the holder has converted approximately $8.8 million in face value, and the Company has issued approximately 4.1 million in shares to settle these conversions at $2.13 per share. Assuming a conversion price of $1.47, 1.8 million additional shares would be issuable in connection with these conversions. The Company believes the lawsuit is without merit and has disputed the holder’s assertion. The Company does not believe that this lawsuit will have a material impact on its financial statements.

In accordance with SFAS 5, “Accounting for Contingencies” (“SFAS 5”), the Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

In addition to the matter noted above, from time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers to be immaterial, individually and in the aggregate. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

11. Impact of Recently Issued Accounting Standards

Business Combinations

On January 1, 2009 the Company adopted the provisions of FASB SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), which revised SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of business combinations. Among other things, SFAS No. 141R expands the definitions of a business and business combination, requires recognition of contingent consideration at fair value on the acquisition date and requires acquisition-related transaction costs to be expensed as incurred. The provisions of SFAS No. 141R were applied in valuing the assets in the Highlands joint venture. Pursuant to the provisions of SFAS 141R, since the Company is consolidating Highlands as prescribed by FIN 46R, the assets contributed are carried on the Company’s balance sheet at their respective carrying values. Accordingly, the adoption of SFAS 141R did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS 14R-1”). The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company will apply the guidance of the FSP to business combinations completed on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, the Company adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In accordance with the requirements of SFAS 160, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. There were no changes in the Company’s ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the three months ended March 31, 2009.

Accounting for Convertible Debt Instruments

On January 1, 2009, the Company adopted APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires the Company to account separately for the liability and equity components of the convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Condensed Consolidated Statement of Operations. See Note 1 for impact of adoption on the Company’s financial statements.

On January 1, 2009, the Company adopted EITF 07-05. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. See Note 1 for impact of adoption of EITF 07-05 on the Company’s financial statements.

Fair Value Accounting

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for the Company’s interim and annual periods commencing with its June 30, 2009 consolidated financial statements and will be applied on a prospective basis. FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion, as well as the other sections of this report, contain forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

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

•

the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock (including in connection with conversion of the 2008 Notes);

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

•

our expectation that production from the commercial-scale cellulosic ethanol facility that Highlands is developing in Highlands, Florida will begin in 2012 and that we will break ground for that facility in 2010, and that the estimated construction cost for that facility will be between $250 and $300 million;

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

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, including our strategic partnership with BP, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, the timing of conversion of the 2008 Notes, if any, and our ability to make any required cash “make-whole” payments due upon such conversion at that time and other risks associated with the 2008 Notes as set forth in the section of this report entitled “Risk Factors,” and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Overview

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We believe the most significant commercial opportunity for our biofuels business segment will be derived from the large-scale commercial production of cellulosic ethanol derived from multiple biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 16 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are (i) integrated solutions for the production of advanced biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for alternative fuels, specialty industrial processes, and animal nutrition and health. We have current collaborations and agreements with market leaders, such as BP Biofuels North America LLC, or BP, Bunge Oils, and Cargill Health and Food Technologies, each of which complement our internal technology and product development efforts.

We expect to continue to invest in these commercialization efforts, primarily in the area of biofuels. We believe this will not only benefit our mission to advance the commercialization of cellulosic ethanol within our biofuels business unit, but will also enable us to create additional enzyme market opportunities that are focused on external applications for the broader biofuels industry.

We have a substantial intellectual property estate comprising more than 250 issued patents and more than 350 pending patents as of March 31, 2009. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection on key intellectual property assets.

For the three months ended March 31, 2009, total revenues decreased 6% compared to the three months ended March 31, 2008. The decrease in revenue was primarily attributed to the cancellation of our Bayovac-SRS and Quantum product lines during 2008, as well as the completion of our Sygnenta collaboration as of December 31, 2008. In addition, as part of our strategic reorganization in January 2006, we began to de-emphasize certain collaborations that were not strategic to our current market focus in favor of greater emphasis on sales of products. As a result, we expect that our product revenue will continue to represent the majority of our total revenue in the future. As of March 31, 2009, our strategic collaborations, including our strategic partnership with BP, have provided us with more than $340 million in funding since inception and are committed to additional funding of more than $75 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $22.5 million, Highlands, from our second partnership with BP, announced February 2009. This second joint venture will act as a separate commercial entity, with the $22.5 million BP funding used solely for the operations of Highlands.

Our strategic partners often pay us before we earn the revenue, and revenue recognition from these payments are deferred until earned. As of March 31, 2009, we had $3.2 million in deferred revenue, of which $3.0 million was related to funding from collaborative partners and $0.2 million was related to product sales.

Excluding our non-cash gains in the first quarter of 2009 (driven by non-cash gains on our 2008 Notes), we have incurred net losses since our inception. As of March 31, 2009, we had a working capital deficit of $11.6 million, and an accumulated deficit of $610.2 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of any combination of one or more of the following:

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

As more fully described in the Risk Factors beginning on page 43, Liquidity and Capital Resources beginning on page 33 and Note 1 of the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the uncertainty in our ability to continue as a going concern. While we believe that we will be successful in raising or generating additional cash through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling or financing assets, incremental product sales and the sale of equity or debt securities, if we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

Our Strategic Partnership with BP

We have entered into a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol. Our strategic partnership with BP is critical to our success in validating and commercializing our cellulosic ethanol technology. This strategic collaboration consists of two phases, which are described below and include a technology development joint venture and a commercial development joint venture. Prior to entering into this strategic partnership, we had no material relationship with BP.

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

In connection with the joint development program, we formed Galaxy Biofuels LLC, or Galaxy, a special purpose entity, which is equally owned by BP and us, and entered into a Joint Development and License Agreement with BP. Galaxy has access to certain intellectual property rights held or controlled by the parties prior to entering the Joint Development and License Agreement, all of which will continue to be owned by the respective contributing company. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program and is responsible for administering the licensing of the technology package resulting from the joint development program. In February 2009, we announced the second phase of our strategic partnership, a joint venture to develop and commercialize cellulosic ethanol from non-food feedstocks. The joint venture company, Highlands Ethanol LLC, or Highlands, is owned equally by us and BP. Highlands will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This collaboration is intended to construct one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for leveraging cellulosic ethanol technologies.

Together, we and BP have agreed to commit a total of $45 million in funding and assets to Highlands, including an aggregate cash commitment of $22.5 million from BP and contribution by us of development assets related to our Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. Highlands is led and supported by a team comprised of employees from both BP and Verenium and is governed with equal representation from both companies.

Highlands’ initial focus is developing and securing financing for the commercial-scale cellulosic ethanol facility in Highlands County, Florida, with plans to break ground on that site in 2010. The estimated construction cost for this 36 million gallons per year facility is between $250 and $300 million. We expect the first production of cellulosic ethanol from this plant to begin in 2012.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Selected Segment Financial Data

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the three months ended March 31, 2009, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

Selected operating results for the three months ended March 31, 2009 and 2008, and identifiable assets as of March 31, 2009 and December 31, 2008 for each of our business segments is set forth below (in thousands):

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenues	$—	$10,569	$—	$10,569	$—	$11,201	$—	$11,201
Collaborative and grant revenues	2,334	1,488	—	3,822	—	4,034	—	4,034

Total revenues	2,334	12,057	—	14,391	—	15,235	—	15,235

Product gross profit	—	4,814	—	4,814	—	3,324	—	3,324

Operating expenses (excluding cost of goods sold)	17,880	4,734	4,373	26,987	9,989	9,554	5,001	$24,544

Operating income (loss)	$(15,546)	$1,568	$(4,373)	$(18,351)	$(9,989)	$(2,196)	$(5,001)	$(17,186)

Capital expenditures	$1,543	$251	$—	$1,794	$20,695	$484	$793	$21,972

Identifiable assets by operating segment are set forth below (in thousands):

	As of March 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant & equipment, net	$109,803	$2,670	$4,003	$116,476
Cash and other assets	1,650	22,289	22,522	46,461

Total identifiable assets	$111,453	$24,959	$26,525	$162,937

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	21,142	14,508	36,352

Total identifiable assets	$109,732	$24,644	$19,247	$153,623

Consolidated Results of Operations

Revenues

Revenues for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2009	2008
Revenues:
Phyzyme phytase	$7,597	$7,402	3%
All other products	2,972	3,799	(22)%

Total product	10,569	11,201	(6)%
Collaborative	1,264	3,475	(64)%
Grant	2,558	559	358%

Total Revenues	$14,391	$15,235	(6)%

Revenues decreased 6%, or $0.8 million, to $14.4 million for the three months ended March 31, 2009 primarily due to the discontinuation of our Bayovac-SRS and Quantum product line during late 2007 and early 2008, as well as the completion of our Syngenta collaboration as of December 31, 2008. This decrease in these products and collaboration revenue was offset by increases in other product lines as outlined further below, and further increases in grant revenue. For the three months ended March 31, 2009, our revenue mix continued to shift to a larger percentage of product and grant revenues, consistent with our strategy to grow product sales and biofuels projects, and de-emphasize collaborations that are not core to our strategic market focus. Product and grant revenues represented 91% of total revenues for the three months ended March 31, 2009, as compared to 77% for the three months ended March 31, 2008.

Product revenues decreased $0.6 million, or 6%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease is attributed primarily to the following factors:

•

While gross shipments of Phyzyme in the first quarter of 2009 remained at levels comparable to 2008, our reported net Phyzyme revenue was lower than our reported net revenue in the first quarter of 2008. This is attributed to a larger percentage of Phyzyme sales manufactured by Genencor, a subsidiary of Danisco, for which we recognize only the profit share component of Phyzyme sales. Due to capacity constraints during late 2008, we contracted with Genencor to serve as a second-source manufacturer of Phyzyme. Pursuant to current accounting rules, we recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic.

•	We discontinued two of our product lines, Bayovac-SRS and Quantum, during early 2008.

The decrease attributed to the above factors was partially offset by an increase in sales of our Fuelzyme-LF enzyme compared to the same period in 2008.

Revenues from Phyzyme represented approximately 72% of total product revenues for the three months ended March 31, 2009 as compared to 66% for the three months ended March 31, 2008. We expect that Phyzyme will continue to represent a significant percentage of our total product revenues in the foreseeable future.

Given current market conditions, we cannot be certain that demand for our enzyme products and resulting sales will continue at current levels. In fact, we have begun to see an indication that our Phyzyme, Fuelzyme and Purifine revenues may be negatively impacted by the current decline in the global economy. In particular:

•

Following a year of substantial growth in revenues and related market share of our Phyzyme enzyme, we and our partner, Danisco, have seen a softening in the phytase animal feed market attributed to a recessionary decrease in demand for poultry.

•

Demand for our Fuelzyme-LF has been impacted by the recent challenges in the corn ethanol industry. Reduced demand for gasoline and thus for ethanol, combined with low ethanol prices and high corn prices have created an adverse business environment, and has caused some corn ethanol plants to suspend or cease operations, or file for bankruptcy.

•

One of our prime initial targets for Purifine is the soybean oil processing market in Latin America, which has suffered challenging market conditions since early 2008. As a result, our Purifine revenue in 2008 was below initial expectations, and we anticipate that the ramp-up in Purifine revenues will be slower than initially expected.

While we did not experience a significant decline in product revenues from any of these factors during the first quarter, we can not be certain that our revenues will increase, or remain at current levels for the remainder of the year.

Collaborative revenue decreased 64%, or $2.2 million, to $1.3 million for the three months ended March 31, 2009. Collaborative revenue accounted for 9% of total revenue for the three months ended March 31, 2009 as compared to 23% of total revenue for the three months ended March 31, 2008. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products and biofuels projects. We anticipate that collaborative revenue will continue to decrease in 2009 as compared to 2008, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to the expected wind-down of projects with existing strategic collaborators such as Syngenta, Bunge, and BASF. For example, under the terms of our 10-year agreement with Syngenta, our two-year funding period totaling $8 million per year expired on December 31, 2008. We do not anticipate that we will continue to receive significant funding from Syngenta under this agreement.

We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Grant revenue increased 358%, or $2.0 million, to $2.6 million for the three months ended March 31, 2009. The increase in grant revenues was primarily attributable to various new grants awarded during late 2008 and early 2009 from the Department of Energy to further develop commercially viable renewable fuels and discover and develop new enzymes and enzyme cocktails to break down various types of biomass. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of March 31, 2009, we have committed funding from various governmental agencies totaling $34.5 million through 2012, and expect to continue to see an increase in grant revenue during 2009 as compared to 2008.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, timing and amount of funding under government grants, as well as regulatory approval timelines for new products. We anticipate that our revenue mix will continue to shift toward a higher percentage of product and grant revenue.

Product Gross Margin

Product gross margin for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2009	2008
Product revenue	$10,569	$11,201	(6)%
Cost of product revenue	5,755	7,877	(27)%

Product gross margin	$4,814	$3,324	45%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue decreased $2.1 million, or 27%, to $5.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease resulted primarily from the change in accounting for our Phyzyme product revenue and related cost manufactured by Genencor as described below.

We manufacture most of our enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. We also have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. As discussed above, we recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme, it does have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

Product gross margin totaled $4.8 million, or 46% of product revenue, for the three months ended March 31, 2009 compared to $3.3 million, or 30% of product revenue, for the three months ended March 31, 2008. Gross margin percentage improvement reflects various factors, specifically:

•

Due to our manufacturing arrangement with Genencor to serve as a second-source manufacturer for Phyzyme as previously described, we record revenue and costs related to Phyzyme that Genencor manufactures on a net basis versus a gross basis. This had no impact on the absolute value of our gross margin, but resulted in an increase to the gross margin percentage reported for the three months ended March 31, 2009.

•

During the three months ended March 31, 2008, gross margin percentage was lower due to (i) inventory losses related to contamination issues in our Phyzyme enzyme manufacturing process; and (ii) incremental zero-margin freight revenue and related costs incurred to meet customer ship dates. Both of these factors negatively impacted gross profit and resulted in a lower gross margin in the first quarter of 2008.

For the reasons described above, we believe that product gross margin (dollars) is a better indication of performance than product gross margin percentage.

In addition because a large percentage of our manufacturing costs are fixed, we have realized continued gross margin improvements as product revenues have increased; however, our gross margin may be negatively impacted in the future if our product revenues decrease or if they do not grow in line with our increase in minimum capacity requirements at Fermic. In addition, our gross margins are dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product.

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

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights for Phyzyme. If Danisco decides to exercise this right, we will likely experience excess capacity at Fermic. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme manufacturing rights, this may have a negative impact on our revenues and our product gross margin.

Operating Expenses

Research and development and selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	2009	2008	% Change
Research and development	$17,815	$14,861	20%
Selling, general and administrative expenses	9,172	9,683	(5)%

	$26,987	$24,544	10%

Our operating expenses for the three months ended March 31, 2009 increased 10% compared to the prior three months ended March 31, 2008, related primarily to the acceleration of biofuels development and commercialization efforts in 2009.

Research and Development

Research and development expenses consist primarily of costs associated with development of our technologies and our product candidates, including costs associated with out pilot and demonstration–scale cellulosic ethanol facilities, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

For the three months ended March 31, 2009, we estimate that approximately 37% of our research and development personnel costs, based upon hours incurred were spent on unfunded product and technology development, and that approximately 63% were spent on research activities funded in whole or in part by our Galaxy joint venture. For the three months ended March 31, 2008, we estimate that approximately 69% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 31% were spent on research activities funded by our collaborations and grants. The increase in percentage of time spent on funded product and technology development from the prior year is primarily attributed to our focus on cellulosic ethanol process development, which is partially funded by BP through our Galaxy joint venture.

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

Our research and development expenses increased $3.0 million, to $17.8 million (including share-based compensation of $1.5 million) for the three months ended March 31, 2009 compared to $14.9 million (including share-based compensation of $1.3 million) for the three months ended March 31, 2008. Our research and development expenses by operating segment for the three months ended March 31, 2009 and 2008 were as follow (in thousands):

	2009	2008	% Change
Biofuels	$15,679	$6,911	127%
Specialty Enzymes	2,136	7,950	(73)%

	$17,815	$14,861	20%

Biofuels Research and Development

Research and development expenses related to our biofuels business include cost related to our ongoing development and validation of our cellulosic ethanol process technology, including, but not limited to, enzyme discovery and development and bioprocess development designed to improve ethanol yields and reduce cost-per-gallon, feedstock testing and validation at the laboratory, pilot- and demo-plant scale, as well as costs related to commissioning, optimization and operation of our demo plant in Jennings, Louisiana. During 2008, costs related to our ligno cellulosic programs partially funded by Syngenta, were included in Speciality Enzymes research and development. In 2009, we reclassed these costs in our Biofuels segment.

Our biofuels research and development expenses increased $8.8 million from 2008 to 2009. This increase is related to acceleration of our biofuels technology development efforts during 2008, which has continued in 2009, particularly related to our demo plant commissioning and optimization at our site in Jennings, Louisiana, which BP has substantially funded through our Galaxy joint venture. As described in more detail below, our gross research and development costs related to Galaxy and Highlands are included in “Research and development” on our Condensed Consolidated Statements of Operations, with BP’s cost reimbursement to us included in “Loss attributed to noncontrolling interest in consolidated entities.”

We consider our current cellulosic ethanol technology under development to be our “Generation 1” or “Gen 1” technology. To date, we have demonstrated that our Gen 1 technology can produce cellulosic ethanol at a small scale in the laboratory, pilot plant, and demonstration plant, but at yields and cost that are not yet commercially viable. We will require continued and substantial investment to further develop our Gen 1 technology, and continue to believe that Gen 1 will produce a viable technology that could be deployed on a commercial scale as early as 2012. Our first commercial plant is scheduled to break ground in 2010.

Specialty Enzymes Research and Development

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements, funded support for research collaborations and to a lesser extent, early stage product development.

Due to limited capital resources and challenging economic conditions, we are not spending significant resources on early stage specialty enzyme product development during 2009 without additional investment from strategic partners.

Our specialty enzymes research and development expenses decreased $5.8 million from 2008 to 2009. This decrease is related primarily to our shift in focus to biofuels process development, and to a lesser extent the de-emphasis of early stage product development for our specialty enzyme business segment and collaboration and grant work not core to our current focus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2009	2008
Selling, general and administrative expenses	$9,172	$9,683	(5)%

Selling, general and administrative expenses decreased $0.5 million, or 5%, to $9.2 million (including share-based compensation of $1.1 million) for the three months ended March 31, 2009. Excluding the impact of share-based compensation, selling, general and administrative expenses increased $0.6 million for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to the biofuels development efforts for first commercial plant, which BP partially funds through our Highlands joint venture.

Share-Based Compensation Charges

We recognized $2.5 million, or $0.04 per share, and $3.5 million, or $0.06 per share, for the three months ended March 31, 2009 and 2008. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development	$1,476	$1,324
Selling, general and administrative	1,071	2,150

	$2,547	$3,474

Share-based compensation decreased $0.9 million for the three months ended March 31, 2009 as compared to the same period in 2008, primarily related to the completion of vesting of restricted stock awards for executive severance during the first quarter of 2008. The decrease was further due to the Company’s trend to grant fewer options as compared to prior years.

Interest expense, net

Interest income on cash and short term investments decreased $0.3 million for the for the three months ended March 31, 2009 compared to 2008 primarily due to lower average cash and investment balances.

Interest expense was $3.2 million, net of $1.0 million in capitalized interest for the demonstration facility, for the three months ended March 31, 2009 compared to $2.1 million for the three months ended March 31, 2008, net of $0.9 million in capitalized interest for the demonstration facility. The increase was primarily attributed to interest on the 2008 Notes issued in February 2008, partially offset by the decrease in interest related to equipment loans. We recorded aggregate interest expense related to the 2008 Notes of $2.5 million for the three months ended March 31, 2009 and $1.0 million for the three months ended March 31, 2008, comprised of the following (in thousands):

	For the Three Months Ended
	2009	2008
8% coupon interest, payable in cash	$1,102	$530
Non-cash accretion of debt discounts,	1,285	417
Non-cash amortization of debt issuance costs	109	44

	$2,496	$991

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

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the compound embedded derivative, warrants, and the convertible hedge transaction in connection with our 2008 Notes are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Change in fair value of derivative assets and liabilities.” During the three months ended March 31, 2009, we recorded a net gain of $13.3 million compared to a net loss of $0.6 million during the three months ended March 31, 2008 related to the change in fair value of our recorded derivative asset and liabilities.

Gain (loss) on Debt Extinguishment

During the three months ended March 31, 2009, pursuant to current accounting rules, we recorded a gain on debt extinguishment of $3.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes was equal to the $10.1 million of principal less the unamortized debt discount and issuance costs, which totaled $7.5 million, as of the conversion date. During the quarter, we issued a total of 8.2 million shares with a total market value as of the dates of conversion of $3.9 million to settle the 2008 Notes and “make-whole” payments.

Loss Attributed to Noncontrolling Interest in Consolidated Entities

In connection with the initial phase of our strategic partnership with BP, we formed Galaxy as a special purpose entity. We are considered the primary beneficiary of Galaxy and consolidate its financial results. Pursuant to current accounting rules, the transaction fees and joint development fees are accounted for as follows:

•	The license to technology we granted to Galaxy and ongoing joint development work we perform for Galaxy are accounted for as capital contributions to Galaxy;

•	Transaction fees and joint development fees paid by BP are accounted for as capital contributions to Galaxy, which are subsequently distributed to us as a reduction to our capital account;

•	Ongoing joint development fees are accounted for as a monthly expense of Galaxy.

In connection with the second phase of our strategic partnership with BP, we hold joint interest in Highlands, a special purpose entity. We are considered the primary beneficiary of Highlands and consolidate its financial results. Pursuant to current accounting rules, the ongoing joint development is considered a monthly expense of Highlands. All contributions are contributed directly into Highlands.

As a result, our consolidated financial statements include a line item called “Noncontrolling Interest in consolidated entities.” On our Condensed Consolidated Balance Sheet, this line reflects BP’s ownership of Galaxy’s and Highland’s equity. This line item is reduced by BP’s 50% share of Galaxy’s and Highland’s profits and losses, and increased by cash distributions made by BP to us on behalf of Galaxy. BP’s share of losses is reflected in our Condensed Consolidated Statement of Operations as “Loss attributed to noncontrolling interest in consolidated entities.” Galaxy and Highlands have incurred losses through March 31, 2009, 50% of which have been allocated to BP, and we anticipate these entities will continue to incur losses related to ongoing joint development through at least the initial joint development program and construction processes.

Liquidity and Capital Resources

        Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of March 31, 2009 our strategic partners, most recently including BP, have provided us with more than $340 million in funding since inception, including $19.5 million from various government agencies, and are committed to additional funding of more than $75 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $22.5 million from our Highlands joint venture with BP, announced in February 2009. Highlands will act as a separate commercial entity, with the $22.5 million BP funding used solely for this entity.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of March 31, 2009, we had available cash and cash equivalents of approximately $15.9 million, excluding approximately $10.4 million in restricted cash. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing line of credit agreements. We have issued $172.5 million of convertible debt to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements over the last two years. As of March 31, 2009, we had a working capital deficit of $11.6 million.

We will require additional capital to fund our operations. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the substantial doubt in our ability to continue as a going concern. Our cash at March 31, 2009, along with anticipated cash from grants, revenue, our commitment from BP and other sources may not be sufficient to meet cash requirements to fund our operating expenses, capital expenditures, potential payments under our 2008 Notes, and working capital through December 31, 2009 without additional sources of cash.

We will also need to raise sufficient capital to fund the construction of the first commercial cellulosic ethanol plant in Highlands County, Florida. We recently entered into a joint venture with BP intended to advance the design and engineering of the commercial facility, and we expect to break ground on this facility in 2010. We estimate that the total costs of construction for this first commercial plant will be $250 to $300 million, which we anticipate will be funded from a combination of non-recourse debt and equity capital. We and BP recently filed a joint application for a Department of Energy loan guarantee program. If awarded, funding from this program could cover as much as 80% of the total cost of construction of the project, although we expect this program would fund 60% to 70% of the cost of construction. We expect the remaining 30% to 40% to be funded by equal project equity investments from BP and us. This will require us to raise project equity capital of up to $60 million in addition to the cash required to fund our ongoing operations.

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

2007 Convertible Notes Offering

In March 2007 and April we completed an offering of $120 million aggregate principal amount of 5.50% Convertible Senior Notes due April 1, 2027, or the 2007 Notes, in a private placement, generating net cash proceeds to the Company of approximately $114.8 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the Verenium common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the issuance of our 2008 Notes. As of March 31, 2009, we had $99.5 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of Verenium common stock at a conversion rate of 156.5 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $6.40 per share. In connection with the 2007 Notes offering, we paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying consolidated balance sheet, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

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

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions (including that the shares to be issued must be registered for resale under a registration statement filed with the Securities and Exchange Commission), pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and our ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is accordingly limited. As of March 31, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $12.5 million, a substantial portion of which we may be required to settle in cash. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, our cash resources at that time could be insufficient to make the required “make-whole” payments. Any such inability on our part to make the required “make-whole” payments in cash could potentially have a number of negative consequences including, among others, that (i) we could be forced to defer, reduce or eliminate certain existing and projected operating expenses and capital requirements, (ii) we could be forced to seek to raise capital, which may not be available on reasonable terms or at all, particularly given recent conditions in the United States and global equity and credit markets, (iii) we could default on our obligation to make any required cash “make-whole” and other payments under the 2008 Notes and any such default could cause a default under our other outstanding debt and result in payments under the 2008 Notes and such other debt being accelerated, and (iv) we could be forced to cease operations.

Since inception through March 31, 2009, holders of the 2008 Notes had converted principal in the amount of $22.1 million into approximately 11.9 million shares of the Company’s stock, including approximately 4.6 million shares to satisfy a portion of the related “make-whole” obligations.

During the three months ended March 31, 2009, pursuant to current accounting rules, we recorded a gain on debt extinguishment of $3.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion.

Between April 1, 2009 and May 8, 2009, holders of the 2008 Notes converted an additional principal amount of $17.6 million into approximately 20.4 million shares of the Company’s common stock, including approximately 12.1 million shares to satisfy a portion of the related “make-whole” obligations. Cash payments to satisfy “make-whole” obligations during this time were not material.

The warrants are exercisable and the number of shares of our common stock issuable upon exercise of the warrant are for shares of our common stock. The initial exercise price of the warrants is $4.44 per share. The exercise price and the number of shares of our common stock issuable upon exercise of the warrants is subject to weighted average anti-dilution protection.

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

The following table summarizes our principal contractual and interest obligations for the 2007 and 2008 Notes as of March 31, 2009, assuming such obligations are not converted prior to maturity (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes (1)	$200,741	$5,472	$10,945	$10,945	$173,379
2008 Notes (2)	61,592	2,933	7,821	50,838	—

Total Principal and Interest Obligations	$262,333	$8,405	$18,766	$61,783	$173,379

(1)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash on April 1, 2012, April 1, 2017 and April 1, 2022 plus any accrued and unpaid interest.

(2)	Total obligations under the 2008 Notes include approximately $12.8 million in interest through maturity of the 2008 Notes. Interest payments on the 2008 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date, as long as such shares have been registered with the Securities and Exchange Commission. Due to Securities and Exchange Commission limitations on the amount of shares we were permitted to register in the resale registration statement we filed with the Securities and Exchange Commission to register the resale of the interest shares, along with the shares issuable upon conversion of the 2008 Notes and shares issuable upon exercise of the warrants, we only registered a limited number of interest shares, and as a result we intend to continue paying a significant portion of our quarterly interest payments in cash.

Balance Sheet

Our consolidated assets have increased by $9.3 million, to $162.9 million at March 31, 2009 from $153.6 million at December 31, 2008, attributable primarily to the increase in cash from payments received under our collaboration with BP.

Our consolidated liabilities have decreased by $7.1 million, to $174.2 million at March 31, 2009 from $181.3 million at December 31, 2008, primarily attributable to a decrease in our carrying value of debt, due to additional conversions during the first quarter, which resulted in the issuance of 8.0 million shares of our common stock.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $15.7 million for the three months ended March 31, 2009. Our cash used in operating activities consisted primarily of cash used to manufacture inventory for our specialty enzyme business, and to fund our efforts in cellulosic ethanol technology process development and commercialization, which was partially offset by proceeds from BP’s capital contributions to Galaxy which are included in financing activities described below.

Our investing activities used cash of $2.2 million for the three months ended March 31, 2009. Our investing activities included purchases of property, plant and equipment primarily for the completion of construction, start-up and commissioning of our demonstration plant.

During 2007, 2008, and 2009, Celunol and Verenium spent in excess of $100 million in capital expenditures for further modifications and improvements to our pilot facility and the construction, start-up, commissioning and optimization of our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. In early 2009 we achieved a key development milestone with our 1.4 million gallon per year demonstration-scale cellulosic ethanol facility in Jennings, Louisiana with the commissioning of the facility. As a result, we just recently produced our first gallons of cellulosic ethanol out of the plant. Work to optimize the facility and make process improvements has commenced as we seek to ensure reliable and cost-effective operation. We will require significant additional capital and operating expenditures to complete the optimization of our demonstration-scale facility throughout 2009. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. During 2007 and 2008, we incurred significant costs in excess of our projected expenditures for the improvements to our pilot plant and construction of our demonstration plant.

Our financing activities generated net cash of $26.2 million for the three months ended March 31, 2009, consisting primarily of capital contributions by BP into Galaxy, a consolidated variable interest entity.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2009, excluding the principal and interest payments for our 2008 Notes and 2007 Notes shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Verenium:
Operating leases gross	$45,495	$5,925	$12,550	$13,180	$13,840
Sublease income (1)	(6,212)	(963)	(2,027)	(2,176)	(1,046)

Operating leases, net	39,283	4,962	10,523	11,004	12,794
Manufacturing costs to Fermic (2)	37,823	15,199	22,624	—
License and research agreements	2,422	295	590	584	953
Equipment loans	775	730	45	—	—
Highlands(3):
Operating leases	156,822	2,124	4,894	5,818	143,986

Total Contractual Obligations	$237,125	$23,310	$38,676	$17,406	$157,733

1	Sublease rental income is expected to be received through February 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of March 31, 2009, under this agreement over the next three years we have made minimum commitments to Fermic of approximately $37.8 million.

3	Highlands is 50% owned with two operating lease agreements for 16,200 net plantable acres in Florida and 142.2 acres of improved and irrigated farmland being used by Highlands as a seed farm, intended for the growth of energy cane to be used as agricultural bio-mass for our first cellulosic ethanol plant.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of March 31, 2009, under this agreement we have made minimum commitments to Fermic of approximately $37.8 million, over the next three years.

During 2009, we anticipate funding as much as $0.7 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we may be required to purchase additional capital equipment under this agreement. Through March 31, 2009, we had incurred costs of approximately $20.1 million for equipment related to this agreement.

Due to capacity constraints at Fermic in 2008 we were not able to supply adequate quantities of Phyzyme necessary to meet the demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume the right to manufacture Phyzyme. If Danisco were to exercise this right, we may experience excess capacity at Fermic. If Danisco assumed the right to manufacture Phyzyme and we were unable to absorb the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Bank Debt

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (3.25% at March 31, 2009) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

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

At March 31, 2009, there was approximately $0.6 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $10.4 million under the Letter of Credit Sublimit, as required under our facilities leases. As further discussed below we have been required to cash secure the letter of credit with the Bank.

As of March 31, 2009, we were in compliance with all debt covenants under our various financing agreements.

Letter of Credit

Pursuant to our facilities leases for our office and laboratory space in San Diego, we are required to maintain a letter of credit on behalf of our landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on minimum required working capital and market capitalization. As of March 31, 2009, we had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing Bank Agreement as described above. We are required by the Bank to secure this obligation with cash, which is reflected as restricted cash on our Consolidated Balance Sheet as of March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of March 31, 2009.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, convertible senior notes, and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include SAB 104 and EITF 99-19.

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

We have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Under EITF 99-19, revenue manufactured for us by Genencor is recognized on a net basis equal to the net profit share received from Danisco, as all the following indicators of reporting net are met: i) the third party is the obligor; ii) amount earned is fixed; iii) third part maintains credit risk, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture.

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

Convertible Debt and Derivative Accounting

We account for our Convertible Senior Notes in accordance with APB 14-1. We adopted APB 14-1 on January 1, 2009. It significantly impacts the accounting for our 2008 Notes by requiring us to account separately for the liability and equity components of the convertible debt. The liability component is measured so the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt.

Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities.

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

We account for the conversion of our 2008 Notes in accordance with SFAS 140. SFAS 140 states that upon conversion the difference between the carrying value of the converted 2008 Notes and the fair value of the common stock delivered to the noteholders is recorded as a gain (loss) on debt extinguishment in the statement of operations.

Variable Interest Entities

We have implemented the provisions of FIN 46R, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.

We have entered into a strategic collaboration with BP which includes two special purpose entities, Galaxy and Highlands, both of which are jointly owned by BP and us.

We have determined, pursuant to FIN 46R, that both Galaxy and Highlands qualify as variable interest entities and that we is the primary beneficiary of both entities. Because we are the primary beneficiary, Galaxy and Highlands are therefore subject to consolidation by us. As a result, BP’s capital contributions are recorded as a noncontrolling interests in consolidated entities on our Condensed Consolidated Balance Sheet. The Company consolidates the operating results of Galaxy and Highlands, and records an adjustment to the Noncontrolling interests in consolidated entities for BP’s share of profits and/or losses in these entities.

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

Income Taxes

Effective in 2007, we account for income taxes pursuant FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax return. Under FIN 48, we do not recognize an uncertain tax position as a deferred tax asset if it has less than a 50% likelihood of being sustained.

We adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of March 31, 2009 we have not yet completed our analysis of our deferred tax assets. As such, we have removed these amounts and the offsetting valuation allowance has been removed from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at March 31, 2009 were fully offset by a valuation allowance.

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

Capitalized Interest

We capitalize interest on capital projects, namely our cellulosic ethanol demonstration facility, commencing with the first expenditure for the project and continuing until the project is substantially complete and placed in service. We amortize the capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets.

Recently Issued Accounting Standards

Information with respect to recent accounting standards is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure as of the end of the latest fiscal year is described in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008.

Interest Rate Exposure

As of March 31, 2009, we had outstanding debt obligations at face value of $149.1 million, including $99.5 million of 2007 Notes, $48.8 million of 2008 Notes, and $0.8 million of equipment loans payable. As of March 31, 2009, the fair value of our 2007 Notes was approximately $17.0 million and the fair value of our 2008 Notes was approximately $23.1 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on such evaluation, such officers have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the settlement has not yet been finally approved by the Court, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

A holder of our 2008 Notes filed a lawsuit against us asserting a conversion price of $1.47, rather than $2.13, for a portion of 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. Since the conversion price re-set date on February 27, 2009 through May 8, 2009, the holder has converted approximately $8.8 million in face value, and we have issued approximately 4.1 million in shares to settle these conversion at $2.13 per share. Assuming a conversion price of $1.47, 1.8 million additional shares would be issuable in connection with these conversions. We believe the lawsuit is without merit, and have disputed the holder’s assertion. If we were to be found to have not satisfied our obligations under the 2008 Notes, because we processed the applicable conversion notices at the wrong conversion price, we could, among other negative consequences, be required to redeem the 2008 Notes in whole or in part. We do not believe that this lawsuit will have a material impact on our financial statements.

In accordance with SFAS No. 5, “Accounting for Contingencies” the Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued in regards to these matters.

In addition to the matter noted above, from time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers to be immaterial, individually and in the aggregate. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2008.

Risks Applicable to Our Business Generally

We should be viewed as an early stage company with new and unproven technologies

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company or cellulosic ethanol manufacturing company. Our existing proprietary technologies are new and in the early stage of development for both biofuels and specialty enzymes. We may not be successful in the commercial development of these or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 12 of our own products, all in the specialty enzymes area, including our Purifine, Fuelzyme, and Luminase enzymes. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. We have not yet commercialized any products or processes related to our biofuels segment. Our specialty enzyme products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates or biofuels production processes that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, or if we are unable to sell our cellulosic ethanol or an integrated solution for the production of cellulosic ethanol, we will continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

As of March 31, 2009, we had a working capital deficit of $11.6 million, and an accumulated deficit of approximately $610.2 million. We expect to continue to incur additional losses for the foreseeable future.

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

We may not achieve any or all of our goals and, thus, we cannot provide assurances that we will ever be profitable on an operating basis or maintain revenues at current levels. If we fail to achieve profitability and maintain or increase revenues, the market price of our common stock will likely decrease.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $610.2 million and working capital deficit of $11.6 million as of March 31, 2009.

We have used the proceeds received from sales of our 2007 Notes in April 2007 and 2008 Notes in February 2008 to make enhancements to our pilot facility, to complete construction and commissioning of our demonstration-scale facility in Jennings, Louisiana, to advance development of the site for our first commercial cellulosic ethanol plant, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to our merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues reach levels at which we can fully support our operating and capital expenditures.

We will require additional capital to fund our operations, including substantial capital to fund the first commercial cellulosic ethanol plant with BP, which we estimate will cost as much as $300 million to complete. We believe that we will be successful in raising or generating additional cash to fund these requirements through a combination of additional corporate partnerships and collaborations, federal and state grant funding, project financing, including non-recourse debt, product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures.

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

We will need to raise more money to continue to fund our business. Our capital requirements will depend on several factors, including:

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

We may seek additional funds through a combination of existing and additional corporate partnerships and collaborations, federal, state and local grant funding and loan guarantees, product sales, selling or financing assets, and the sale of equity or debt securities. In addition, we expect to attempt to raise funds in the non-recourse, project-finance capital markets to finance growth of our project portfolio. Such funds may not be available to us or may be available on terms not satisfactory to us. We currently have applications pending for federal, state and local financial incentives such as grants; however, such funds may not be available to us in adequate amounts, if at all. An inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

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

The United States and global equity markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. This volatility in the market affects not just our stock price, but also the stock prices of our collaborators. In addition, this volatility has also affected the ability of businesses to obtain credit and to raise money in the capital markets. If we or our collaborators are unable to obtain credit or raise money in the capital markets, we may not be able to continue to fund our current research and development projects, fund our current products, raise project finance capital for the development of commercial cellulosic ethanol plants, or otherwise continue to maintain or grow our business.

We may not have adequate funds to pay interest on our 5.5% Convertible Senior Notes, or 2007 Notes, or to purchase the 2007 Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. As of March 31, 2009, $99.5 million of the 2007 Notes remains outstanding. The 2007 Notes also require us to pay interest at the rate of 5.5% per year in cash. If a “fundamental change”, which is defined in the indenture related to the 2007 Notes, occurs, holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or to purchase or repurchase the 2007 Notes when required, we will be in default under the indenture for the 2007 Notes, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

We may not have adequate funds to pay interest or “make-whole” payments on our 8% Senior Convertible Notes, or 2008 Notes, or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. As of May 8, 2009, approximately $31.3 million of the 2008 Notes remains outstanding.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction or waiver of certain conditions (including that the shares to be issued must be registered for resale under a registration statement filed with the Securities and Exchange Commission), pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. The registration statement that we filed with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the 2008 Notes, along with interest shares and shares issuable upon exercise of the warrants, only registers a limited number of conversion shares and interest shares, and our ability to pay “make-whole” payments and interest payments under the 2008 Notes using shares is, absent waiver from the holder of the condition, accordingly limited. As of May 8, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $8.0 million, a substantial portion of which we may be required to settle in cash. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, our cash resources at that time could be insufficient to make the required “make-whole” payments. Also, one holder of 2008 Notes has asserted that certain “make-whole” payments made to it in shares should have been paid in cash, and has filed a lawsuit against us asserting a conversion price of $1.47, rather than $2.13, for a portion of its 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. We have disputed the assertions made by that noteholder and believe our positions are correct. However, if we were found to have been required to pay such “make-whole” payments in cash, or were found to have otherwise not satisfied our obligations under the 2008 Notes, we could, among other negative consequences, be required to redeem the 2008 Notes in whole or in part. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events, and any borrowing agreements which we may enter into from time to time may similarly require early repayment of borrowings under circumstances like those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. We may not have sufficient funds to pay the interest, “make-whole” payments or repurchase or redemption amounts of the 2008 Notes when due, or any amounts due under other borrowing agreements at the same time such amounts are due under the 2008 Notes or otherwise, and any default under the 2008 Notes or any other borrowing agreements (including the 2007 Notes) could cause events of default under our other debt obligations (including the 2008 Notes and the 2007 Notes, as applicable). Any of these events could cause the maturity of some or all of our debt obligations (including the 2008 Notes and the 2007 Notes, as applicable) to be accelerated, and could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations.

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

The 2008 Notes also contain full ratchet anti-dilution protection, which could cause further reductions in the $2.13 conversion price for the 2008 Notes should we engage in subsequent issuances that trigger those provisions. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $1.47, rather than $2.13, for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices or future conversion notices at the lower conversion price, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to be come issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2008 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2008 Notes, including to the extent we obtain waivers from the holders to do so, we will be issuing relatively more shares than if our stock price was at a higher level. For example, in connection with the conversion of $27.6 million in aggregate principal amount of 2008 Notes that occurred between January 1, 2009 and May 8, 2009, we issued approximately 15.9 million shares in partial satisfaction of the related “make-whole” obligations. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2008 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

The covenants in the 2008 Notes restrict our financial and operational flexibility.

We are subject to certain covenants under the 2008 Notes that restrict our financial and operational flexibility. For example, we are restricted from incurring additional indebtedness (other than certain project financing debt and up to $15 million principal amount of additional indebtedness, subject to increase in certain circumstances based on the closing sale price of our common stock). In addition, if we sell, transfer or dispose of any part of our specialty enzymes business unit (other than sales or licenses in the ordinary course of business and other than any sales, dispositions or other transfers, in one or a series of related transactions, providing for gross proceeds of $1 million or less), we are required to deposit cash in a restricted cash account for the benefit of the holders of the 2008 Notes in an amount equal to the lesser of 50% of the total consideration received for such sale, transfer or disposition and 50% of the then outstanding principal amount of the 2008 Notes. The obligation to make such a deposit terminates when the closing sale price of our common stock exceeds $7 per share for 30 consecutive trading days and certain other conditions are satisfied. The

2008 Notes also include full ratchet anti-dilution protection any future financing by us involving the issuance of equity, or rights to acquire equity, at a price or prices below the prevailing conversion price of the 2008 Notes at the time of such a financing transaction would trigger these provisions in the 2008 Notes and those warrants, causing a further, possibly substantial, reduction in the conversion price for the 2008 Notes or the exercise price of the warrants and additional possible dilution for our shareholders, which would increase the cost and reduce the benefits to us of any such equity financing. As a result of these covenants, our ability to finance our operations through the incurrence of additional debt or the issuance of additional equity or the sale of our specialty enzymes business unit is limited. The 2008 Notes also include a covenant prohibiting us from repaying, redeeming, restructuring or modifying our 2007 Notes. As a result of this covenant, we will likely be unable to refinance the 2007 Notes without a prior or concurrent refinancing of the 2008 Notes.

Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of March 31, 2009, which includes the 2007 Notes, the 2008 Notes and debt under our secured credit facility with a commercial bank, was approximately $149 million, representing approximately 139% of our total capitalization as of such dates.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of March 31, 2009, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

*Our business is subject to complex corporate governance, public disclosure, and accounting requirements that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC, and NASDAQ, have implemented requirements, standards and regulations, including expanded disclosures, accelerated reporting requirements and more complex accounting rules, and continue developing additional requirements. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from operating activities to compliance activities. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses or accordingly increase our net loss.

Because new and modified laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding financial disclosures and compliance matters and additional costs necessitated by ongoing revisions to our disclosures and governance practices. This further could lead to possible restatements, due to the complex nature of current and future standards and possible misinterpretation or misapplication of such standards.

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

In the past, we have disclosed material weaknesses with our financial statement close process that we have since remediated. Although we have made and are continuing to make improvements in our internal controls, if we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

We have a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol technology. The first phase of our partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. The second phase of our partnership is focused on the commercial deployment of our technologies into a commercial-scale cellulosic ethanol production facility. We are dependent upon BP’s financial and technical contributions under both of these joint ventures in order to realize the benefits of the strategic partnership with BP. If BP were not to engage actively in efforts to perform under our joint ventures or were to pursue alternative efforts in cellulosic ethanol, the joint ventures may not be successful and our business could be harmed. If BP were to discontinue its participation in either of these joint ventures, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were to fund all of the technology development efforts, we would need to raise additional funds to do so, which would be difficult in the current financing environment. Alternatively, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we could not find an alternative way to pursue our development and commercialization efforts in cellulosic ethanol, our business would be adversely affected.

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

We have an exclusive worldwide license to use, develop and commercially exploit the ethanol production patent estate of the University of Florida Research Foundation, Inc., or UFRFI, which consists of several patents and pending patents and other related proprietary ethanol technology, and any extensions and improvements thereof for the production of ethanol, all of which is referred to herein as the UFRFI technology. The UFRFI license agreement expires on the later of October 2015 or the expiration of the last patent related to the UFRFI licensed technology. Based on the latest to expire of the current granted United States patents, the UFRFI license agreement will extend into 2022. Pending and future patent applications related to the UFRFI licensed technology, if granted, would extend the expiration date of the UFRFI license agreement beyond 2026. Loss of the rights to the UFRFI technology licensed to us, for example, due to our inability to comply with the terms and conditions or otherwise, of the UFRFI license agreement, would have a material adverse effect on our business.

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

Substantial development of infrastructure will be required by persons and entities outside our control for our contemplated licensing and cellulosic ethanol production operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	the automobile industry’s manufacture of flexible fuel vehicles;

•	additional rail capacity affecting distribution of ethanol;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol; and

•	growth in service stations equipped to handle ethanol fuels.

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

Risks Specific to Our Specialty Enzymes Business

*Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable.

Domestic and international economic, political and social conditions are uncertain due to a variety of factors, including

•	global, regional and national economic downturns;

•	the availability and cost of credit;

•	volatility in stock and credit markets;

•	energy costs;

•	fluctuations in currency exchange rates

•	the risk of global conflict;

•	the risk of terrorism and war in a given country or region; and

•	public health issues.

Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make investments in technology. A deterioration of global, regional or local political, economic or social conditions could affect potential customers in a way that reduces demand for our products and disrupts our manufacturing and sales plans and efforts. These global, regional or local conditions also could disrupt commerce in ways that could interrupt our supply chain and our ability to get products to our customers. These conditions may also affect our ability to conduct business as usual. Changes in foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

*The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows.

We sell our products to and extend credit to our customers based on an evaluation of each customer’s financial condition, usually without requiring collateral. Our Fuelzyme customers are particularly exposed to the challenges facing the corn ethanol industry. While customer credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. The financial difficulties of a customer could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operations and financial condition.

*Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

We currently rely on Fermic, a foreign sourcing of our products out of Mexico, to manufacture a majority all of our commercial enzyme products. As a result, we are subject to the general risks of doing business outside the U.S., particularly Mexico, including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of health risks like the recent outbreak of swine flu. There can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

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

We have experienced inventory losses and decreased manufacturing yields related to our manufacturing processes for Phyzyme and Fuelzyme, which negatively impacted our product gross margins.

We have in the past experienced inventory losses and decreased manufacturing yields related to contamination and manufacturing issues for Phyzyme and Fuelzyme. While we believe we have adequately resolved our contamination issues and have recovered a substantial portion of such losses from our third-party manufacturer Fermic S.A., or Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our results of operations and financial condition would be adversely affected.

If Danisco or its subsidiary company, Genencor, assumes all or a part of our Phyzyme manufacturing, our gross product revenues will be adversely impacted and our product gross margins could decline.

Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to current accounting rules, revenue from Phyzyme that is supplied to us by Genencor is recognized in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it does have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights of Phyzyme. If Danisco were to exercise this right, we may experience significant excess capacity at our third party manufacturing facility. If we were unable to absorb this excess capacity with other products, our results of operations and financial condition would be adversely effected.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and May 8, 2009, the closing market price of our common stock has ranged from a low of $0.23 to a high of $11.58. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $0.23 to $6.83. The closing market price of our common stock on March 31, 2009 was $0.29, and the closing price of our common stock on May 8, 2009 was $0.60. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 47% of our outstanding common stock as of March 31, 2009. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

The Company hereby informs its stockholders that the date of its 2009 annual meeting of stockholders will be more than 30 calendar days later than the date of the 2008 annual meeting of stockholders. The Company has not yet determined the date of its 2009 annual meeting of stockholders, but will inform its stockholders of such date as soon as practicable. To be considered for inclusion in the proxy materials for the 2009 annual meeting of stockholders, stockholder proposals must be submitted in writing no later than June 1, 2009, to the Company’s Secretary at 55 Cambridge Parkway, Cambridge, MA 02142. Stockholders wishing to submit proposals or director nominations that are not to be included in the proxy statement for the 2009 annual meeting of stockholders must do so no later than the tenth day following the day on which the date of the 2009 annual meeting of stockholders is publicly announced. Stockholders are also advised to review the Company’s Bylaws, which contain additional advance notice requirements, including requirements with respect to advance notice of stockholder proposals and director nominations.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.4	Amendment to Bylaws of Verenium Corporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, filed June 26, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.6	Certificate of Amendment of Restated Certificate of Incorporation, filed March 13, 2009 - filed as an exhibit to the Company’s Current Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company - filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Form of Warrant issued by the Company to Syngenta Participations AG - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.7†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-29173), filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

4.8	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

4.9	Reference is made to Exhibits 3.1, 3.2 and 3.5.

4.10	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.11	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.15	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.16	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.17	Form of Registration Rights Agreement – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.18	Form of Senior Convertible Note – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.19	Form of Warrant – filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.20	Notice of Adjustment dated April 1, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2008 and incorporated herein by reference.

10.1*	Employment Agreement, dated January 13, 2009, by and between the Company and Jeffrey G. Black – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

10.2 ††	Amended and Restated Liability Operating Agreement of Highlands Ethanol, LLC, dated February 18, 2009, by and between BP Biofuels North America, LLC, Verenium Biofuels Corporation and Highlands Ethanol, LLC – filed herewith.

10.3*	Employment Agreement, dated April 24, 2009, by and between the Company and James E. Levine – filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - filed herewith.

†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

††	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: May 15, 2009	/s/ JAMES E. LEVINE
James E. Levine
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)