Form 10-Q
period 2009-06-30
VERENIUM CORP
filed 2009-08-10
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2009 was 111,110,918.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Adjusted – see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,816	$7,458
Accounts receivable, net of allowance for doubtful accounts of $1,809 at June 30, 2009 and $1,760 at December 31, 2008	7,953	8,051
Inventories, net	4,034	2,432
Prepaid expenses and other current assets	3,117	2,938

Total current assets	29,920	20,879
Property, plant and equipment, net	112,835	117,271
Restricted cash	10,400	10,040
Derivative asset-convertible hedge transaction, net	51	163
Debt issuance costs and other assets	4,128	5,270

Total assets	$157,334	$153,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,820	$15,921
Accrued expenses	17,150	13,831
Accrued interest on convertible senior notes	1,958	1,382
Restructuring reserve, current portion	908	917
Deferred revenue (including $932 and $1,428 from a related party at June 30, 2009 and December 31, 2008)	3,614	3,397
Derivative liability—warrants	224	359
Convertible senior notes, compound embedded derivative	10,643	7,769
Equipment loans payable, current portion	391	1,068

Total current liabilities	46,708	44,644
Convertible senior notes, at face value net of discounts (principal amount of $129 million and $159.4 million at June 30, 2009 and December 31, 2008)	115,830	130,391
Restructuring reserve, less current portion	4,987	5,175
Other long term liabilities	948	1,105

Total liabilities	168,473	181,315
Stockholders’ deficit:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock—$0.001 par value; 250,000 shares authorized, 99,278 and 67,782 shares issued and outstanding at June 30, 2009 and December 31, 2008	99	68
Additional paid-in capital	577,339	573,801
Cumulative effect of adjustment related to the adoption of EITF 07-05	5,420	—
Accumulated deficit	(630,202)	(613,561)

Total Verenium Corporation stockholders’ deficit	(47,344)	(39,692)
Noncontrolling interests in consolidated entities	36,205	12,000

Total stockholders’ deficit	(11,139)	(27,692)

Total liabilities, noncontrolling interest and stockholders’ deficit	$157,334	$153,623

Note 1: The condensed consolidated balance sheet data at December 31, 2008 has been derived from the audited consolidated financial statements as adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (FSP) Accounting Principles Board Opinions (“APB”) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”).

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Adjusted – see Note 1)		(Adjusted – see Note 1)
Revenue (including related-party revenue of $16 and $2,938 for the three months ended June 30, 2009 and 2008; $32 and $5,197 for the six months ended June 30, 2009 and 2008)
Product	$10,499	$13,375	$21,068	$24,576
Grant	4,474	987	7,032	1,546
Collaborative	1,318	3,941	2,582	7,416

Total revenue	16,291	18,303	30,682	33,538

Operating expenses:
Cost of product revenue	7,450	9,576	13,205	17,453
Research and development	16,132	14,920	33,947	29,781
Selling, general and administrative	10,865	9,065	20,037	18,748

Total operating expenses	34,447	33,561	67,189	65,982

Loss from operations	(18,156)	(15,258)	(36,507)	(32,444)
Interest income and other expense, net	26	232	74	671
Interest expense	(3,325)	(2,595)	(6,487)	(4,754)
Loss on exchange of convertible notes	—	—	—	(3,599)
Gain (loss) on debt extinguishment	2,509	(36)	6,118	(84)
Gain (loss) on net change in fair value of derivative assets and liabilities	(9,943)	2,274	3,366	1,710

Net loss	$(28,889)	$(15,383)	$(33,436)	$(38,500)

Less: Loss attributed to noncontrolling interests in consolidated entities	8,925	—	16,795	—

Net loss attributed to Verenium Corporation	$(19,964)	$(15,383)	$(16,641)	$(38,500)

Net loss per share, basic and diluted	$(0.22)	$(0.25)	$(0.21)	$(0.62)

Shares used in calculating net loss per share, basic and diluted	90,559	62,048	80,404	61,724

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(Adjusted – see Note 1)
Operating activities:
Net loss	$(16,641)	$(38,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,279	2,309
Non-cash share-based compensation	5,104	6,183
Loss on exchange of convertible notes	—	3,599
Gain (loss) on extinguishment of debt	(6,118)	84
Gain on net change in fair value of derivative assets and liabilities	(3,366)	(1,710)
Loss attributed to noncontrolling interest in consolidated entities	(16,795)	—
Accretion of convertible notes	2,088	1,620
Non-cash restructuring charges	280	59
Changes in operating assets and liabilities:
Accounts receivable	98	(646)
Inventory	(1,602)	2,333
Other assets	296	(1,053)
Accounts payable and accrued expenses	(264)	(5,218)
Restructuring reserve	(477)	(1,961)
Deferred revenue	217	(432)

Net cash used in operating activities	(30,901)	(33,333)

Investing activities:
Purchases of short-term investments	—	(104,401)
Sales and maturities of short-term investments	—	105,446
Purchases of property, plant and equipment, net	(1,843)	(37,808)
Restricted cash	(360)	(10,040)

Net cash used in investing activities	(2,203)	(46,803)

Financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	50,365
Net cash paid for convertible hedge transaction	—	(6,194)
Conversions of notes, including make-whole	(140)	(737)
Principal payments on debt obligations	(776)	(1,546)
Proceeds from sale of common stock	378	863
Proceeds from capital contributions to consolidated entities	41,000	—

Net cash provided by financing activities	40,462	42,751

Net increase (decrease) in cash and cash equivalents	7,358	(37,385)
Cash and cash equivalents at beginning of period	7,458	48,743

Cash and cash equivalents at end of period	$14,816	$11,358

Supplemental disclosure of cash flow information:
Interest paid	$3,831	$3,473

Supplemental disclosure of non-cash operating and financing activities:
Conversion of convertible senior notes to common stock	$30,375	$2,400

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

Recent Developments

As more fully described in Note 12, on July 1, 2009, the Company entered into agreements to amend the remaining $29.5 million outstanding of its 8% Senior Convertible Notes. The amendments became effective on July 6, 2009.

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

The Company has a working capital deficit of $16.8 million and an accumulated deficit of $630.2 million as of June 30, 2009. Based on the Company’s operating plan, which includes payments to be received by the Company or its consolidated entities from BP Biofuels North America LLC (“BP”) relating to the first and second phases of the strategic partnership, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, required and potential payments under the 2007 Notes and the 2008 Notes, and working capital requirements beyond 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company plans to address the expected shortfall of working capital beyond 2009 by generating additional financing through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling and financing of assets, incremental product sales, and if necessary and available, the sale of debt or equity securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

If the Company cannot obtain sufficient additional financing in the short-term, it may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation, as well as Galaxy Biofuels LLC (“Galaxy”), and Vercipia Biofuels LLC (formerly Highlands Ethanol LLC) (“Vercipia”) both determined to be variable interest entities of which the Company is the primary beneficiary as defined by Financial Interpretation 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). As of June 30, 2009, Vercipia had total assets of $5.3 million included in the Company’s condensed consolidated financial statements of which $4.9 million was cash and cash equivalents to be used solely for this entity and is included in the Company’s consolidated cash and cash equivalents. As of June 30, 2009, Galaxy assets did not have a carrying value. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, its convertible senior notes and income taxes. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted APB 14-1, which clarifies the accounting for convertible debt instruments. The adoption of APB 14-1 affects the accounting for our 8% Senior Convertible Notes issued in February 2008 and due April 1, 2012 (“2008 Notes”). APB 14-1 requires the Company to account separately for the liability and equity components of the convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Condensed Consolidated Statement of Operations.

APB 14-1 required retroactive application to the terms of instruments as they existed for all periods presented. The following table sets forth the effect of the retrospective application of APB 14-1 on certain previously reported line items (in thousands, except per share data):

Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30, 2008			For the Six Months Ended June 30, 2008
	Originally Reported	Effect of Change	As Adjusted	Originally Reported	Effect of Change	As Adjusted
Interest expense (1)	$(3,638)	$1,043	$(2,595)	$(6,069)	$1,315	$(4,754)
Loss on debt extinguishment (2)	—	(36)	(36)	—	(84)	(84)
Net loss	(16,389)	1,006	(15,383)	(39,731)	1,231	(38,500)
Basic and diluted net loss per share	(0.26)	0.01	(0.25)	(0.64)	0.02	(0.62)

(1)	This adjustment includes only the non-cash interest expense.

(2)	Recognition of loss upon conversion of $1.5 million and $2.4 million of principal during the three and six months ended June 30, 2008. Loss on debt extinguishment, under APB 14-1, is accounted for as the difference between the fair value of the debt liability and the carrying value on the conversion date.

Consolidated Balance Sheet:

	December 31, 2008
	Originally Reported	Effect of Change	As Adjusted
Property, plant and equipment, net (3)	$115,711	$1,560	$117,271
Debt issuance costs and other assets (4)	6,688	(1,418)	5,270
Convertible senior notes, at par value, net of discounts (5)	129,092	1,299	130,391
Additional paid-in capital (6)	583,958	(10,157)	573,801
Accumulated deficit (7)	(622,613)	9,052	(613,561)

(3)	Represents increase in capitalized interest for the demonstration-scale facility as a result of the increase in the effective interest rate of the 2008 Notes upon the adoption of APB 14-1.

(4)	Represents the reclassification of debt issuance costs of $2.1 million related to the equity component (conversion option) to additional paid-in capital in stockholders’ equity, partially offset by a decrease in amortization and write-off of debt discount to interest expense upon conversions aggregating approximately $12.1 million in face value due to lower issuance costs related to the debt component.

(5)	Represents the increase in carrying value of the 2008 Notes to reflect the fair value of the debt liability at issuance.

(6)	Represents the adjustment to record the equity component debt discount, offset by the repurchase of the equity component upon conversions and issuance costs related to the equity component.

(7)	Represents the decrease in non-cash interest expense due to the change in accounting for conversions under APB 14-1. During 2008, in accordance with Emerging Issues Task Force (“EITF”) 00-27, Application of Issue 98-5 to certain Convertible Instruments (“EITF 00-27”), unamortized debt discounts and debt issuance costs upon conversion were written off to interest expense. Under APB 14-1 conversions are accounted for as gains or losses on debt extinguishment which is accounted for as the difference between the fair value of the debt liability and the carrying value on conversion (principal less unamortized discounts and debt issuance costs).

Additionally, on January 1, 2009, the Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement required the Company to perform additional analysis on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 revised the Company’s accounting for the 2008 Notes conversion rights, resulting in the Company recording a derivative liability of $13.1 million representing the fair value of the conversion rights as of January 1, 2009. The recording of the derivative liability resulted in the reclassification of the equity component included in stockholders’ equity recorded from the adoption of APB 14-1. EITF 07-5 requires the Company to recognize the cumulative effect of the change in accounting principle as an adjustment to the opening balance of retained earnings.

The cumulative adjustment to accumulated deficit related to the 2008 Notes was $5.4 million, which represents the gains on remeasurement that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date on February 27, 2008.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Derivative Financial Instruments

The Company’s 2008 Notes (See Note 2) have been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in a Company’s own Stock” (“EITF 00-19”), EITF 07-5, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”).”

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

The adoption of SFAS 157 for the Company’s non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on consolidated net income for the three and six months ended June 30, 2009.

The following table summarizes, for each major category of assets or liabilities, the respective fair value and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands):

	June 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$14,816	$—	$—	$14,816	$7,458	$—	$—	$7,458
Derivative – convertible hedge, net (2)	—	—	51	51	—	—	163	163

	$14,816	$—	$51	$14,867	$7,458	$—	$163	$7,621

Liabilities:
Derivative – warrants (3)	$—	$—	$224	$224	$—	$—	$359	$359
Derivative – compound embedded derivative (4)	—	—	10,643	10,643	—	—	7,769	7,769

	$—	$—	$10,867	$10,867	$—	$—	$8,128	$8,128

(1)	Included in cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheet.

(2)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (see Note 2). Classified as a net asset, using significant unobservable inputs (Level 3).

(3)	Represents warrants issued in conjunction with the Company’s 2008 Notes (see Note 2). Classified as a liability, using significant unobservable inputs (Level 3).

(4)	Represents the compound embedded derivative included in the Company’s 2008 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders’ right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The Company’s “lattice” valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation was $7.0 million if all of the outstanding 2008 Notes as of June 30, 2009 converted at that time. The compound embedded derivative is included in current liabilities on the accompanying Condensed Consolidated Balance Sheet.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from December 31, 2008 to June 30, 2009 (in thousands):

	Derivative Liability- Warrants	Derivative Liability - Compound Embedded Derivative	Derivative Asset – Convertible Hedge Transaction
Balance at January 1, 2009	$359	$7,769	$163
Adjustment to fair value included in earnings (1)	(341)	(13,128)	(160)
Other adjustments (2)	—	10,642	—

Balance at March 31, 2009	$18	$5,283	$3
Adjustment to fair value included in earnings (1)	206	9,785	48
Other adjustments (3)	—	(4,425)	—

Balance at June 30, 2009	$224	$10,643	$51

(1)	The detachable warrants, compound embedded derivative and convertible hedge transaction are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the compound embedded derivative, detachable warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the six months ended June 30, 2009, the net adjustment to fair value resulted in a gain of $3.4 million and is included in “gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 2).

(2)	Represents increase in derivative liability of $13.1 million related to the adoption of EITF 07-5 on January 1, 2009, which required the 2008 Notes’ conversion rights to be recorded as a derivative liability, partially offset by “make-whole” payments related to the conversion of $10.1 million in face value of the 2008 Notes. (see Note 2)

(3)	Represents decrease in derivative liability for “make-whole” payments related to the conversion of $19.3 million in face value of the 2008 Notes. (see Note 2)

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

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2009, the Company had $3.6 million in deferred revenue, of which $3.1 million was related to funding from collaborative partners and $0.5 million was related to product sales.

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

The Company has contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Under EITF 99-19, revenue assoicated with product manufactured for the Company by Genencor is recognized on a net basis equal to the net profit share received from Danisco, as all the following conditions of reporting net are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk. The Company records revenue equal to the full value of the manufacturing costs plus profit share for Phyzyme it manufactures through its contract manufacturing agreement with Fermic S.A. in Mexico City.

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

As more fully described in Note 4, the Company and BP have entered into a strategic collaboration which includes two special purpose entities, Galaxy and Vercipia, both of which are jointly owned by BP and the Company.

The Company has determined, pursuant to FIN 46R, that both Galaxy and Vercipia qualify as variable interest entities and that Verenium is the primary beneficiary of both entities. Because the Company is the primary beneficiary, Galaxy and Vercipia are therefore subject to consolidation by the Company. As a result, BP’s capital contributions are recorded as “Noncontrolling interests in consolidated entities” on the Company’s Condensed Consolidated Balance Sheet. The Company consolidates the operating results of Galaxy and Vercipia, and records an adjustment to the “Noncontrolling interests in consolidated entities” for BP’s share of profits and/or losses in these entities.

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement recharacterizes the accounting and reporting for minority interests as noncontrolling interests and classifies them as a component of stockholders’ equity. Although the adoption of SFAS 160 did not impact the Company’s results of operations and financial position, SFAS 160 required the Company to reclassify noncontrolling interests as stockholders’ equity, include the net loss attributable to noncontrolling interests as part of the Company’s consolidated net loss and provide additional disclosures as part of our financial statements. As required by SFAS 160, the Company implemented the presentation and disclosure requirements of this new standard retrospectively to all periods presented.

The following table presents the changes in stockholders’ equity attributed to noncontrolling interests in consolidated entities for the three and six months ended June 30, 2009 (in thousands):

Balance at January 1, 2009	$12,000
Net loss	(7,870)
Capital contributions	26,500

Balance at March 31, 2009	30,630
Net loss	(8,925)
Capital contributions	14,500

Balance at June 30, 2009	$36,205

As of June 30, 2009, the Company had total assets of $5.3 million pertaining to Vercipia included in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2009, Galaxy assets did not have a carrying value.

Computation of Net Loss per Share

The Company computes basic and diluted net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The Company had 0.2 million and 0.3 million unvested restricted shares outstanding as of June 30, 2009 and 2008. Additionally, pursuant to the merger agreement with Celunol, 1.5 million shares of the Company’s common stock issued to former Celunol stockholders were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligation of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto. On June 20, 2008, these shares were released to the former Celunol stockholders.

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

Computation of net loss per share for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding during the period	90,764	63,721	80,574	63,481
Less: Weighted average contingently returnable shares outstanding	(205)	(1,673)	(170)	(1,757)

Weighted average shares used in computing basic and diluted net loss per share	90,559	62,048	80,404	61,724

Net loss	$(19,964)	$(15,383)	$(16,641)	$(38,500)

Net loss per share, basic and diluted	$(0.22)	$(0.25)	$(0.21)	$(0.62)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	June 30, 2009	December 31, 2008
5.5% Convertible Senior Notes, issued in 2007	$99,500	$100,500
8% Senior Convertible Notes, issued in 2008 (principal face amount of $29.5 million as of June 30, 2009 and $58.9 million as of December 31, 2008)	27,197	38,019

Total carrying value	126,697	138,519
Less: Current portion (representing the fair value of the compound embedded derivative and warrants being accounted for as derivative liabilities) (1)	(10,867)	(8,128)

Carrying value, noncurrent portion	$115,830	$130,391

(1)	As more fully described below under the sub-heading “2008 Convertible Notes” the Company’s total potential obligation under the “make-whole” provisions of the 2008 Notes as of June 30, 2009 was $7.0 million, assuming that all holders of the 2008 Notes converted at that time. All or a portion of this “make-whole” payment could be paid in common shares, subject to the satisfaction of certain conditions.

2007 Convertible Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 5.5% Convertible Senior Notes due April 1, 2027 (the “2007 Notes”) in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the Company’s issuance of its 2008 Notes. As of June 30, 2009, the Company had $99.5 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 156.5 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $6.40 per share. The total common shares that would be issued assuming conversion of the entire $99.5 million in 2007 Notes is 15.5 million shares.

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

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying Condensed Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Convertible Notes

On February 27, 2008, the Company completed a private placement of 8% Senior Convertible Notes due April 1, 2012 (the “2008 Notes”) and warrants to purchase shares of Verenium common stock. Concurrent with entering into the purchase agreement for the 2008 Notes, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71.0 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8.0 million shares of common stock. As of June 30, 2009, the outstanding principal balance on the 2008 Notes was $29.5 million. As described below in Note 12, on July 1, 2009, the Company entered into agreements to amend the 2008 Notes The amendments became effective on July 6, 2009.

Periodic interest payments on the 2008 Notes are approximately $0.6 million every three months, assuming an outstanding balance of $29.5 million, payable on January 1, April 1, July 1 and October 1, of each year. Subject to the satisfaction of certain conditions, the Company may pay interest amounts with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

In connection with the amendment described in Note 12, the conversion price for the 2008 Notes was reduced from $2.13 to $1.74 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. The 2008 Notes are subject to automatic conversion at the Company’s option if the Company’s closing stock price exceeds $3.48 (formerly $8.18 prior to the amendment described in Note12) per share over a 30-trading day period ending prior to the date the Company provides notice of the automatic conversion to investors, the average daily trading volume of the Company’s stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

The 2008 Notes contain several embedded features, which are required to be bifurcated and accounted separately as derivative liabilities in accordance with SFAS 133 and SFAS 150. These embedded features are described in two categories: 1) detachable warrants; and 2) a compound embedded derivative, as set forth below.

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

Compound embedded derivative. The compound embedded derivative includes certain features of the 2008 Notes, with its major components consisting of; 1) the base conversion rights, including the full-ratchet antidilution provisions (which as described in Note 12 were recently amended to become, in most cases a version of broad-based weighted average anti-dilution provisions, subject to certain limitations); 2) rights upon an event of default or change in control; and, 3) the “make-whole” provision.

Full-ratchet antidilution protection (recently amended, as described in Note 12, to become, in most cases, a verson of broad-based weighted average anti-dilution protection, subject to certain limitation). In the event that the Company subsequently issues options (excluding options issued under an approved stock plan by the Board of Directors) or convertible securities or other equity or equity-linked securities at a price-per-share which is below the current conversion price of the 2008 Notes, the holders of the 2008 Notes will be entitled to “full-ratchet” antidilution protection, such that the conversion price will re-set to a price-per share equal to that of the new equity issuance.

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

“Make-whole” provision. The 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that the Company may, subject to the satisfaction of certain conditions, pay interest or “make-whole” amounts with shares of its common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion.

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

	As Originally Reported at Issuance	As Adjusted for Adoption of APB-14 at Issuance
Debt host instrument / fair value of debt liability	$35,165	$31,586
Fair value of compound embedded derivative	31,135	31,135
Fair value of detachable warrants	4,700	4,700
Equity component	—	3,579

Face value of 2008 Notes	$71,000	$71,000

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

Detachable Warrants

At inception, as originally reported and as adjusted for the adoption of APB 14-1, the fair value of the detachable warrants of $4.7 million was separated from the debt liability and recorded as derivative liabilities which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

The derivative liability attributed to the warrants could require cash settlement within one year from the balance sheet date since the warrants became exercisable in August 2008. Based upon this, the Company has reported the derivative liability related to the warrants as a current liability on its Condensed Consolidated Balance Sheet. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

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

The derivative liability arising from the compound embedded derivative could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Furthermore, the amount of the “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument under EITF 00-19. Based upon this, the Company initially recorded a derivative liability related to the holders’ rights to a “make-whole” payment upon conversion, the portion of the embedded conversion rights that may be settled in cash due to the certain Nasdaq limits, and a derivative liability related to certain other rights. The Company recorded this compound embedded derivative liability as a component of the current portion of convertible debt on its Condensed Consolidated Balance Sheets. On June 4, 2008, in connection with shareholder approval of issuance of shares in excess of certain Nasdaq limits that required shareholder approval before shares in excess of such limits could be issued, $14.7 million of the compound embedded derivative value was reclassified into stockholders’ equity.

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

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation is $7.0 million if all of the outstanding 2008 Notes as of June 30, 2009 converted on that date.

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the two separate call options that comprise the convertible hedge transaction. The convertible hedge transaction does not qualify for equity classification under EITF 00-19, as there are potential circumstances, though remote, where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the Condensed Consolidated Balance Sheets and is marked-to-market at the end of each reporting period, with any change in value reported as a non- operating expense or income in the Condensed Consolidated Statement of Operations. The Company has determined that the initial cash paid for each of the two separate call options that comprise the convertible hedge transaction approximated fair value. The fair values of the two call options subsequent to the initial issuance date have been determined using the Black-Scholes Merton methodology.

Impact of Fair Value Remeasurements

The fair value of the compound embedded derivative, warrants, and the two separate call options that comprise the convertible hedge transaction are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity if settled in the Company’s common stock.

The fair value of the compound embedded derivative, detachable warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the six months ended June 30, 2009, the net change in fair value measurements impacting all derivative assets and liabilities resulted in a gain of $3.4 million.

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

Interest Expense on 2008 Notes

The Company recorded interest expense related to the 2008 Notes, as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
8% coupon interest, payable in cash	$739	$1,402	$1,841	$1,932
Non-cash accretion of debt discount	803	1,203	2,088	1,620
Non-cash amortization of debt issuance costs	66	130	175	174

	$1,608	$2,735	$4,104	$3,726

The initial debt discount, after the adoption of APB 14-1, relates to the compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense over the term of the 2008 Notes, or approximately 4 years.

Conversion of 2008 Notes

Since inception through June 30, 2009, holders of the 2008 Notes have converted principal in the amount of $41.5 million into approximately 33.8 million shares of the Company’s common stock, including approximately 17.3 million shares to satisfy a portion of the related “make-whole” obligations.

Between July 1, 2009 and August 10, 2009, holders of the 2008 Notes converted an additional principal amount of $11.3 million into approximately 10.8 million shares of the Company’s common stock, including approximately 4.3 million shares to satisfy the related “make-whole” obligations.

During the three and six months ended June 30, 2009, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A replacement of FASB Statement 125” (“SFAS 140”), the Company recorded a gain on conversion of $2.5 million and $6.1 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three and six months ended June 30, 2009 was equal to the $19.3 million and $29.4 million of principal less the unamortized debt discount and issuance costs, which totaled $14.4 million and $21.8 million, as of the conversion date. During the three and six months ended June 30, 2009, the Company issued a total of 21.8 million and 30 million shares with a total market value as of the dates of conversion of $11.9 million and $15.7 million to settle the 2008 Notes that were converted and related “make-whole” payments.

3. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a first-in, first-out (FIFO) basis. Inventory consists of the following (in thousands) as of:

	June 30, 2009	December 31, 2008
Raw materials	$674	$607
Work in progress	31	241
Finished goods	3,479	1,824

	4,184	2,672
Reserve	(150)	(240)

Net inventory	$4,034	$2,432

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

Property and equipment consist of the following (in thousands) as of:

	June 30, 2009	December 31, 2008
Laboratory, machinery and equipment	$49,929	$50,477
Computer equipment	12,835	12,838
Furniture and fixtures	6,326	6,325
Leasehold improvements	9,236	9,194
Land	1,560	1,560
Pilot facility	18,976	18,904
Demonstration facility	93,277	90,996

Property and equipment, gross	192,139	190,294
Less: Accumulated depreciation and amortization	(79,304)	(73,023)

Property and equipment, net	$112,835	$117,271

Included in the costs of its demonstration facility as of June 30, 2009 and December 31, 2008 is $7.8 million and $6.8 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility. The demonstration facility was placed in service in February 2009, and as such, the Company ceased capitalizing interest on that date.

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

Depreciation related to the pilot and demonstration facilities begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and is being depreciated over a 10-year life. Subsequent modifications to the pilot facility which do not extend its useful life but meet the criteria for capitalization are considered immediately placed in service when incurred, and depreciated over the remainder of the pilot facility’s useful life. The demonstration facility was placed in service in February 2009. During the three and six months ended June 30, 2009, the demonstration facility is being depreciated using an estimated 10-year life. The Company is in the process of performing an evaluation to determine the final useful lives for the demonstration-scale facility and each of its components.

Accrued expenses

Accrued liabilities consist of the following (in thousands) as of:

	June 30, 2009	December 31, 2008
Professional and outside services	$2,753	$2,608
Employee compensation	8,237	6,050
Royalties	1,160	1,233
Other	5,000	3,940

	$17,150	$13,831

4. Strategic Partnership with BP Biofuels North America LLC

Galaxy Biofuels LLC

Effective August 1, 2008, the Company entered into a Joint Development and License Agreement (“JDA”) with BP focused on the development and commercialization of cellulosic ethanol technologies. As part of the transaction, Galaxy Biofuels LLC, a special purpose entity, was formed, equally owned by the Company and BP. Pursuant to the JDA, the Company granted to Galaxy a worldwide, royalty-free license and sublicense to the Company’s existing background technology related to the production of cellulosic ethanol, which will continue to be owned by the Company. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program under the JDA and is responsible for administering the licensing of the technology package resulting from the joint development program. Future profits and losses related to the licensing of these technologies will be shared equally by the Company and BP. The Company accounts for its investment in Galaxy pursuant to FIN 46R, and has determined that Galaxy is subject to consolidation by the Company.

The financial terms of the JDA include a transaction fee of $45 million paid to the Company by BP on behalf of Galaxy, in exchange for broad access to the Company’s cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. The transaction fee has been paid in full and in accordance with the terms of the JDA as follows: $24.5 million was paid within ten days of the closing; $6.5 million was paid on January 2, 2009; and $14.0 million was paid on July 1, 2009.

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

The transaction fees and joint development fees are accounted for as follows:

•	The license to technology granted by the Company and ongoing joint development performed by the Company are accounted for as capital contributions to Galaxy;

•

Transaction fees and joint development fees paid by BP are accounted for as capital contributions to Galaxy, which are subsequently distributed to the Company as a reduction to the Company’s capital account;

•	Ongoing joint development fees are accounted for as a monthly expense of Galaxy.

As a result, the Company’s Condensed Consolidated Balance Sheets include a line item called “Noncontrolling interests in consolidated entities,” which reflects BP’s ownership of Galaxy’s equity. This line item is adjusted by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to the Company on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the Condensed Consolidated Statement of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Since inception, Galaxy has incurred approximately $55 million in losses through June 30, 2009, 50% of which have been allocated to BP. The Company anticipates Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

Vercipia Biofuels LLC

On February 18, 2009, the Company announced the second phase of its strategic partnership with BP through the formation of a joint venture to focus on the commercial development of facilities for the production of cellulosic ethanol from non-food feedstocks. The joint venture company, Vercipia is owned equally by the Company and BP. Vercipia will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under the Galaxy joint development program. Vercipia will be led and supported by a team comprised of employees from both BP and the Company and will be governed with equal representation from both parent companies. This collaboration is intended to develop one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for commercial implementation of cellulosic ethanol technologies.

The Company originally formed the Vercipia entity in October 2007 as a wholly-owned subsidiary of Verenium Corporation. The entity was fully consolidated by the Company as a subsidiary for the years ended December 31, 2007 and 2008. BP’s consideration was used to acquire a 50% ownership interest in the existing entity. The Company has determined the joint venture is a variable interest entity, and that the Company is the primary beneficiary which requires consolidation of the entity.

In return for its 50% interest in Vercipia, BP agreed to pay Vercipia $22.5 million in an initial cash commitment and the Company agreed to contribute development assets related to its Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. BP’s contribution is payable in four installments: $7.0 million was paid on April 1, 2009, $5.0 was paid on July 1, 2009, $3.0 million is due October 1, 2009, and $7.5 million is due January 4, 2010. As of June 30, 2009, $4.9 million of the Company’s consolidated cash and cash equivalents pertains to Vercipia and is limited for use in Vercipia operations.

Vercipia will initially focus on developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site in 2010. The estimated construction cost for this facility, which is expected to produce 36 million gallons-per-year, is estimated to be between $250 and $300 million. Production from this plant is expected to begin in 2012.

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

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross margin, total operating expenses and capital expenditures. For the three and six months ended June 30, 2009, the specialty enzyme segment comprised 100% of product revenues, and cost of product revenues. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segment operated on a stand-alone basis.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$10,499	$—	$10,499	$—	$13,375	$—	$13,375
Collaborative and grant revenue	4,283	1,509	—	5,792	424	4,504	—	4,928

Total revenues	$4,283	$12,008	$—	$16,291	$424	$17,879	$—	$18,303

Product gross profit	$—	$3,049	$—	$3,049	$—	$3,799	$—	$3,799

Operating expenses (excluding cost of goods sold)	$16,304	$4,417	$6,276	$26,997	$10,606	$8,707	$4,672	$23,985

Total operating loss	$(12,021)	$141	$(6,276)	$(18,156)	$(10,182)	$(404)	$(4,672)	$(15,258)
Loss attributed to noncontrolling interests in consolidated entities	$8,925	$—	$—	$8,925	$—	$—	$—	$—

Operating loss attributed to Verenium	$(3,096)	$141	$(6,276)	$(9,231)	$(10,182)	$(404)	$(4,672)	$(15,258)

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$21,068	$—	$21,068	$—	$24,576	$—	$24,576
Collaborative and grant revenue	6,571	3,043	—	9,614	424	8,538	—	8,962

Total revenues	$6,571	$24,111	$—	$30,682	$424	$33,114	$—	$33,538

Product gross profit	$—	$7,863	$—	$7,863	$—	$7,123	$—	$7,123

Operating expenses (excluding cost of goods sold)	$33,539	$9,490	$10,955	$53,984	$20,595	$18,261	$9,673	$48,529

Total operating loss	$(26,968)	$1,416	$(10,955)	$(36,507)	$(20,171)	$(2,600)	$(9,673)	$(32,444)
Loss attributed to noncontrolling interests in consolidated entities	$16,795	$—	$—	$16,795	$—	$—	$—	$—

Operating loss attributed to Verenium	$(10,173)	$1,416	$(10,955)	$(19,712)	$(20,171)	$(2,600)	$(9,673)	$(32,444)

Capital expenditures	$1,843	$—	$—	$1,843	$35,354	$1,420	$1,034	$37,808

Identifiable assets by operating segment are set forth below (in thousands):

	As of June 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$105,351	$2,573	$4,911	$112,835
Cash and other assets (1)	7,008	21,286	16,205	44,499

Total identifiable assets	$112,359	$23,859	$21,116	$157,334

(1)	As of June 30, 2009, Biofuels cash and other assets includes $4.9 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	21,142	14,508	36,352

Total identifiable assets	$109,732	$24,644	$19,247	$153,623

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 51% and 57% of total revenue for the three months ended June 30, 2009 and 2008 and 52% and 53% for the six months ended June 30, 2009 and 2008.

Accounts receivable from this one customer comprised approximately 56% of accounts receivable at June 30, 2009 and 68% at December 31, 2008.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
North America	$7,845	$5,094	$14,471	$9,640
Europe	7,407	8,989	12,831	15,525
South America	918	3,935	2,928	7,740
Asia	121	285	452	633

	$16,291	$18,303	$30,682	$33,538

For the six months ended June 30, 2009 and 2008, 78% and 83% of the Company’s product revenue has come from one focus area, animal nutrition and health.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of assets held at Fermic reported on the Company’s Consolidated Balance Sheets at June 30, 2009 totaled approximately $2.6 million.

6. Share-based Compensation

The Company recognized share-based compensation expense of $2.6 million and $2.7 million during the three months ended June 30, 2009 and 2008, and $5.1 million and $6.2 million during the six months ended June 30, 2009 and 2008. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$294	$1,148	$1,770	$2,472
Selling, general and administrative	2,263	1,561	3,334	3,711

	$2,557	$2,709	$5,104	$6,183

As of June 30, 2009, there was $6.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans, including the impact of options and restricted shares assumed in the Company’s merger with Celunol Corp. This expense is expected to be recognized over a weighted-average period of 2.8 years as follows (in thousands):

Fiscal Year 2009 ( July 1, 2009 to December 31, 2009)	$1,447
Fiscal Year 2010	1,674
Fiscal Year 2011	886
Fiscal Year 2012	519
Fiscal Year 2013	436
Thereafter	1,617

$6,579

7. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through June 30, 2009 (in thousands):

Balance at January 1, 2006	$—
Accrued and expensed through December 31, 2008	11,023
Charged against accrual through December 31, 2008	(7,964)
Adjustments and revisions through December 31, 2008	3,033

Balance at January 1, 2009	6,092
Charged against accrual	(258)
Adjustments and revisions	90

Balance at March 31, 2009	$5,924
Charged against accrual	(237)
Adjustments and revisions	190

Balance at June 30, 2009	$5,895

The facility consolidation costs are based on estimates, representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016.

Pursuant to SFAS 146, the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments. For the three and six months ended June 30, 2009, the restructuring reserve was adjusted by $190,000 and $280,000 representing the net present value adjustment for the period, for a total gross obligation of $8.4 million, net of sublease income, as of June 30, 2009.

For the three and six months ended June 30, 2009 and 2008, the adjustments and revisions related to restructuring activities were immaterial, and are included in “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statement of Operations.

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

The Company recognized revenue from Syngenta and its affiliates of $16,000 and $2.9 million for the three months ended June 30, 2009 and 2008 and $32,000 and $5.2 million for the six months ended June 30, 2009 and 2008. Deferred revenue associated with Syngenta was $0.9 million and $1.4 million at June 30, 2009 and December 31, 2008. As of June 30, 2009, Syngenta no longer is a related party of the Company.

BP

As previously noted in Note 4, the Company has a strategic partnership with BP, which has provided more than $350 million in funding since inception. BP is committed to additional funding of more than $30 million through 2012, subject to the Company’s performance under existing ventures.

9. Commitments

Letter of Credit

Pursuant to its facilities leases for office and laboratory space in San Diego, the Company is required to maintain a letter of credit on behalf of its landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on a minimum level of working capital and market capitalization.

As of June 30, 2009, the Company had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing approximately 24 months current rent, per the lease agreement. The letter of credit is issued under the Company’s existing bank agreement. The Company is required by the Bank to secure this obligation with cash, which is reflected as restricted cash on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2009. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord.

10. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement, ordered that notice of the settlement to be published and mailed, and set a Final Fairness Hearing for September 10, 2009. If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the settlement has not yet been finally approved by the Court, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 (and, with the recent amendment of the

2008 Notes, $1.74) per share, rather than $1.47 per share, asserting that CVI is entitled to additional shares based on the applicable conversions, as well as damages, and requesting a declaratory judgment that $1.47 per share is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint. An initial pre-trial conference is scheduled for August 11, 2009.

Between February 27, 2009 through August 10, 2009, the holder has converted approximately $11.25 million in face value, and the Company has issued approximately 11.3 million shares to settle these conversions and related “make-whole” obligations at $2.13 or, following the recent amendment of the 2008 Notes, $1.74 per share. Assuming a conversion price of $1.47, 1.7 million additional shares would be issuable in connection with these conversions. If the Company were to be found to have not satisfied its obligations under the 2008 Notes, because the Company processed the applicable conversion notices at the wrong conversion price, the Company could, among other negative consequences, be required to redeem the 2008 Notes in whole or in part. The Company does not believe that this lawsuit will have a material impact on its financial statements.

In accordance with SFAS 5, “Accounting for Contingencies” (“SFAS 5”), the Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

In addition to the matters noted above, from time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers to be immaterial, individually and in the aggregate. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

11. Impact of Recently Issued Accounting Standards

Business Combinations

On January 1, 2009 the Company adopted the provisions of FASB SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), which revised SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of business combinations. Among other things, SFAS No. 141R expands the definitions of a business and business combination, requires recognition of contingent consideration at fair value on the acquisition date and requires acquisition-related transaction costs to be expensed as incurred. The provisions of SFAS No. 141R were applied in valuing the assets in the Vercipia joint venture. Pursuant to the provisions of SFAS 141R, since the Company is consolidating Vercipia as prescribed by FIN 46R, the assets contributed are carried on the Company’s balance sheet at their respective carrying values. Accordingly, the adoption of SFAS 141R did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS 14R-1”). The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company will apply the guidance of the FSP to business combinations completed on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, the Company adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In accordance with the requirements of SFAS 160, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. There were no changes in the Company’s ownership interests in previously existing subsidiaries or deconsolidation of subsidiaries for the six months ended June 30, 2009.

Accounting for Convertible Debt Instruments

On January 1, 2009, the Company adopted APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. APB 14-1 requires the Company to account separately for the liability and equity components of the convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized. APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Condensed Consolidated Statement of Operations. See Note 1 for the impact of adoption on the Company’s financial statements.

On January 1, 2009, the Company adopted EITF 07-05. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. See Note 1 for the impact of adoption of EITF 07-05 on the Company’s financial statements.

Fair Value Accounting

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for the Company’s interim and annual periods commencing with its June 30, 2009 consolidated financial statements and will be applied on a prospective basis. FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements or the fair values of our assets or liabilities.

In April 2009, the FASB issued FSP 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and SFAS 124-2”). FSP 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (U.S. GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. However, they do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 115-2 and SFAS 124-2 did not have a significant impact on the Company’s financial statements or the fair values of the Company’s assets or liabilities.

Subsequent Events

In June 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. In accordance with SFAS 165, the Company evaluated subsequent events after the balance sheet date of June 30, 3009 through August 10, 2009. The Company applied the provisions of SFAS 165 to determine the accounting and disclosure required for the subsequent event detailed in Note 12 below.

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) - a replacement of FASB Statement No. 162,” which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of SFAS 168 will have a material impact on the Company’s consolidated financial statements.

Joint Venture Accounting

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which changes the approach to determine the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for the Company beginning on January 1, 2010. The Company is currently assessing the potential impact of SFAS 167 on its consolidated financial statements.

12. Subsequent Event

On July 1, 2009, the Company entered into amendment agreements with certain holders of its 2008 Notes to modify certain terms of the 2008 Notes. The amendments became effective on July 6, 2009. Pursuant to their original terms, the 2008 Notes may be amended and restated with the written consent of the holders representing at least 66.67% of the 2008 Notes outstanding (the “Required Holders”). As of July 1, 2009, there was approximately $29.5 million aggregate principal amount of the 2008 Notes outstanding. The Company entered into the amendment agreements with all but one of the noteholders for approximately $25.6 million, or 86.8%, of the 2008 Notes.

The amendment agreements provide for the following:

•	lowering the conversion price from $2.13 to $1.74;

•	lowering the price at which the 2008 Notes are subject to automatic conversion at the Company’s option and subject to the satisfaction of certain conditions from $8.18 to $3.48;

•	clarifications for the provisions that provide for interest and make-whole payments to be made in shares of the Company’s common stock, subject to certain restrictions;

•	modification of the anti-dilution protections from full ratchet to, in most cases, a version of broad-based weighted average, subject to certain limitations; and

•

modification of certain covenants intended to provide the Company with greater flexibility to engage in certain financing and other strategic transactions, including the ability to incur indebtedness or liens, engage in restructuring transactions involving its 2007 Notes and engage in certain asset sales; and

•

a relinquishment by the holders of the 2008 Notes who signed amendment agreements of certain rights and potential rights related to conversions of 2008 Notes and payments made by the Company with respect thereto prior to July 1, 2009.

As disclosed in Note 10, one holder of 2008 Notes that currently holds approximately $3.2 million in aggregate principal amount is a party to a pending lawsuit against the Company, whereby that holder also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that holder’s consent. This holder has not signed the amendments as of August 10, 2009. In connection with the amendment, the Company paid $1.5 million in advisory fees.

The Company is currently assessing the potential impact of the debt amendments on its future consolidated financial statements.

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

Forward-looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	the length of time that we will be able to fund our operations with existing cash and cash commitments and from other sources or potential sources of financing;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the expected benefits of our strategic partnership with BP;

•	our ability to continue as a going concern;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effects of governmental regulation and programs on our business and financial results;

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

•

the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock (including in connection with conversion of our convertible notes);

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

•

our expectation that production from the commercial-scale cellulosic ethanol facility that Vercipia is developing in Highlands, Florida will begin in 2012 and that we will break ground for that facility in 2010, and that the estimated construction cost for that facility will be between $250 and $300 million;

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

Overview

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation and jointly-owned subsidiaries with BP, Galaxy and Vercipia, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We believe the most significant commercial opportunity for our biofuels business segment will be derived from the large-scale commercial production of cellulosic ethanol derived from multiple biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 16 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are (i) integrated solutions for the production of advanced biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for alternative fuels, specialty industrial processes, and animal nutrition and health. We have current collaborations and agreements with market leaders, such as BP, Bunge Oils, and Cargill Health and Food Technologies, each of which complement our internal technology and product development efforts.

We expect to continue to invest in these commercialization efforts, primarily in the area of biofuels. We believe this will not only benefit our mission to advance the commercialization of cellulosic ethanol within our biofuels business unit, but will also enable us to create additional enzyme market opportunities that are focused on external applications for the broader biofuels industry.

We have a substantial intellectual property estate comprising more than 250 issued patents and more than 350 pending patents as of June 30, 2009. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection on key intellectual property assets.

For the six months ended June 30, 2009, total revenues decreased $2.9 million, or 9%, compared to the six months ended June 30, 2008. The decrease in revenue was primarily attributed to a $3.6 million decrease in product revenue related to the cancellation of our Bayovac-SRS and Quantum product lines during 2008 and lower sales of Phyzyme to Danisco, partially offset by an increase in sales of our Fuelzyme-LF enzyme compared to the same period in 2008. Collaborative and grant revenue for the six months ended June 30, 2009 increased $0.7 million, or 7%, compared to the same periods in 2008 primarily due to Department of Energy grant revenue partially offset by the completion of our Sygnenta collaboration as of December 31, 2008. We expect that our product revenue will continue to represent the majority of our total revenue in the future.

Our strategic partners often pay us before we earn the revenue, and revenue recognition from these payments is deferred until earned. As of June 30, 2009, we had $3.6 million in deferred revenue, of which $3.1 million was related to funding from collaborative partners and $0.5 million was related to product sales.

Excluding our non-cash gains in the first quarter of 2009 attributed to our 2008 Notes, we have incurred net losses since our inception. As of June 30, 2009, we had a working capital deficit of $16.8 million, and an accumulated deficit of $630.2 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of any combination of one or more of the following:

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

As more fully described in the Risk Factors beginning on page 47, Liquidity and Capital Resources beginning on page 38 and Note 1 of the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the substantial doubt in our ability to continue as a going concern. While we believe that we will be successful in raising or generating additional cash through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling or financing assets, incremental product sales and the sale of equity or debt securities, if we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

2008 Notes Amendment

On July 1, 2009, we entered into amendment agreements with certain holders of our 2008 Notes to modify certain terms of the 2008 Notes. The amendments became effective on July 6, 2009. Pursuant to the terms of the 2008 Notes, the 2008 Notes may be amended and restated with the written consent of the holders representing at least 66.67% of the 2008 Notes outstanding (the “Required Holders”). As of July 1, 2009, there was approximately $29.5 million aggregate principal amount of the 2008 Notes outstanding. We entered into the amendment agreements with all but one of the noteholders for approximately $25.6 million or 86.8% of the 2008 Notes.

The amendment agreements provide for the following:

•	lowering the conversion price from $2.13 to $1.74;

•	lowering the price at which the 2008 Notes are subject to automatic conversion at the Company’s option and subject to the satisfaction of certain conditions from $8.18 to $3.48;

•	clarifications for the provisions that provide for interest and make-whole payments to be made in shares of our common stock, subject to certain restrictions;

•	modification of the anti-dilution protections from full ratchet to, in most cases, a version of broad-based weighted average, subject to certain limitations; and

•

modification of certain covenants intended to provide us with greater flexibility to engage in certain financing and other strategic transactions, including the ability to incur indebtedness or liens, engage in restructuring transactions involving our 2007 Notes and engage in certain asset sales; and

•

a relinquishment by the holders of the 2008 Notes who signed amendment agreements of certain rights and potential rights related to conversions of 2008 Notes and payments made by us with respect thereto prior to July 1, 2009.

As disclosed in Note 10 above, one holder of 2008 Notes that currently holds approximately $3.2 million in aggregate principal amount is a party to a pending lawsuit against us, whereby that holder also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that holder’s consent. In connection with the amendment, we paid $1.5 million in advisory fees.

Results of Operations

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the three and six months ended June 30, 2009, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

Selected operating results for the three and six months ended June 30, 2009 and 2008, and identifiable assets as of June 30, 2009 and December 31, 2008 for each of our business segments is set forth below (in thousands):

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$10,499	$—	$10,499	$—	$13,375	$—	$13,375
Collaborative and grant revenue	4,283	1,509	—	5,792	424	4,504	—	4,928

Total revenues	$4,283	$12,008	$—	$16,291	$424	$17,879	$—	$18,303

Product gross profit	$—	$3,049	$—	$3,049	$—	$3,799	$—	$3,799

Operating expenses (excluding cost of goods sold)	$16,304	$4,417	$6,276	$26,997	$10,606	$8,707	$4,672	$23,985

Total operating loss	$(12,021)	$141	$(6,276)	$(18,156)	$(10,182)	$(404)	$(4,672)	$(15,258)
Loss attributed to noncontrolling interests in consolidated entities	$8,925	$—	$—	$8,925	$—	$—	$—	$—

Operating loss attributed to Verenium	$(3,096)	$141	$(6,276)	$(9,231)	$(10,182)	$(404)	$(4,672)	$(15,258)

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$21,068	$—	$21,068	$—	$24,576	$—	$24,576
Collaborative and grant revenue	6,571	3,043	—	9,614	424	8,538	—	8,962

Total revenues	$6,571	$24,111	$—	$30,682	$424	$33,114	$—	$33,538

Product gross profit	$—	$7,863	$—	$7,863	$—	$7,123	$—	$7,123

Operating expenses (excluding cost of goods sold)	$33,539	$9,490	$10,955	$53,984	$20,595	$18,261	$9,673	$48,529

Total operating loss	$(26,968)	$1,416	$(10,955)	$(36,507)	$(20,171)	$(2,600)	$(9,673)	$(32,444)
Loss attributed to noncontrolling interests in consolidated entities	$16,795	$—	$—	$16,795	$—	$—	$—	$—

Operating loss attributed to Verenium	$(10,173)	$1,416	$(10,955)	$(19,712)	$(20,171)	$(2,600)	$(9,673)	$(32,444)

Capital expenditures	$1,843	$—	$—	$1,843	$35,354	$1,420	$1,034	$37,808

Identifiable assets by operating segment are set forth below (in thousands):

	As of June 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$105,351	$2,573	$4,911	$112,835
Cash and other assets (1)	7,008	21,286	16,205	44,499

Total identifiable assets	$112,359	$23,859	$21,116	$157,334

(1)	As of June 30, 2009, Biofuels cash and other assets includes $4.9 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	21,142	14,508	36,352

Total identifiable assets	$109,732	$24,644	$19,247	$153,623

Consolidated Results of Operations

Revenues

Revenues for the periods ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
Phyzyme phytase	$8,331	$10,515	(21)%	$15,928	$17,917	(11)%
All other products	2,168	2,860	(24)%	5,140	6,659	(23)%

Total product	10,499	13,375	(22)%	21,068	24,576	(14)%
Collaborative	1,318	3,941	(67)%	2,582	7,416	(65)%
Grant	4,474	987	353%	7,032	1,546	355%

Total revenues	$16,291	$18,303	(11)%	$30,682	$33,538	(9)%

Revenues decreased 11%, or $2.0 million, to $16.3 million for the three months ended June 30, 2009 and 9%, or $2.9 million, to $30.7 million for the six months ended June 30, 2009. For the three and six months ended June 30, 2009, our revenue mix continued to shift to a larger percentage of product and grant revenues, consistent with our strategy to grow product sales and biofuels projects, and de-emphasize collaborations that are not core to our strategic market focus. Product and grant revenues represented 92% of total revenues for the three and six months ended June 30, 2009, as compared to 78% for the three and six months ended June 30, 2008.

Product revenues decreased $2.9 million, or 22%, for the three months ended June 30, 2009 and $3.5 million, or 14%, for the six months ended June 30, 2009 as compared to the same periods in 2008. This decrease is attributed primarily to the following factors:

•

While gross shipments of Phyzyme for the three and six months ended June 30, 2009 remained at levels comparable to 2008, our reported net Phyzyme revenue was lower than our reported net revenue in the same periods of the prior year. This is attributed to a larger percentage of Phyzyme sales manufactured by Genencor, a subsidiary of Danisco, for which we recognize only the profit share component of Phyzyme sales. Due to capacity constraints during late 2008, we contracted with Genencor to serve as a second-source manufacturer of Phyzyme. Pursuant to current accounting rules, we recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic.

•	We discontinued two of our product lines, Bayovac-SRS and Quantum, during early 2008.

Revenues from Phyzyme represented approximately 79% and 76% of total product revenues for the three and six months ended June 30, 2009 as compared to 79% and 73% for the three and six months ended June 30, 2008. We expect that Phyzyme will continue to represent a significant percentage of our total product revenues in the foreseeable future.

Given the worldwide recession, we cannot be certain that demand for our enzyme products and resulting sales will meet expectations.

In particular:

•

Following a year of substantial growth in revenues and related market share of our Phyzyme enzyme, we and our partner, Danisco, have seen a softening in the phytase animal feed market attributed to a recessionary decline in consumer consumption of protein and financial distress in the poultry industry, which have negatively impact demand for feed and thus our enzyme.

•

Demand for Fuelzyme has continued to be impacted by challenges in the corn ethanol industry, which has seen significant distress over the last year due to high corn prices and low ethanol prices. There have been several well-publicized bankruptcies, including two of the largest producers of corn ethanol in the U.S. operating rates in the industry are significantly reduced, which negatively impacts demand for enzymes.

•

One of our prime initial targets for Purifine is the soybean oil processing market in Latin America, which has suffered drought, political upheaval over taxes on soybeans, and overall challenging market conditions since early 2008. As a result, adoption of Purifine in the region has been delayed, thus Purifine revenue is below expectations. Though we anticipate a ramp-up in Purifine revenues, it will be slower than initially expected.

We experienced a decline in our product revenue during the three and six months ended June 30, 2009 due in part to all of these factors.

Grant revenue increased 353%, or $3.5 million, to $4.5 million for the three months ended June 30, 2009 and 355%, or $5.5 million, to $7.0 million for the six months ended June 30, 2009. The increase in grant revenues was primarily attributable to various new grants awarded during late 2008 and early 2009 from the Department of Energy to further optimize our demonstration-scale facility. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of June 30, 2009, we have committed funding from various governmental agencies totaling $19.6 million through 2012, and expect to continue to see an increase in grant revenue during 2009 as compared to 2008.

Collaborative revenue decreased 67%, or $2.6 million, to $1.3 million for the three months ended June 30, 2009 and 65%, or $4.8 million, to $2.6 million for the six months ended June 30, 2009. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products and biofuels projects. We anticipate that collaborative revenue will continue to decrease in 2009 as compared to 2008, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to the expected wind-down of projects with existing strategic collaborators such as Syngenta, and BASF. For example, under the terms of our 10-year agreement with Syngenta, our two-year funding period totaling $8 million per year expired on December 31, 2008. We do not anticipate that we will continue to receive significant funding from Syngenta under this agreement.

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

Product Gross Margin

Product gross margin for the periods ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Product revenue	$10,499	$13,375	(22)%	$21,068	$24,576	(14)%
Cost of product revenue	7,450	9,576	(22)%	13,205	17,453	(24)%

Product gross margin	3,049	3,799	(20)%	7,863	7,123	10%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue decreased $2.1 million, or 22%, to $7.5 million for the three months ended June 30, 2009 and decreased $4.2 million, or 24%, to $13.2 million for the six months ended June 30, 2009. This decrease resulted primarily from the change in accounting for our Phyzyme product revenue and related cost manufactured by Genencor as described below and lower capacity utilization at Fermic as a result of the decrease in product revenue described above.

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

Product gross margin totaled $3.0 million, or 29% of product revenue for the three months ended June 30, 2009 compared to $3.8 million, or 28% of product revenue for the three months ended June 30, 2008, and $7.9 million, or 37% of product revenue, for the six months ended June 30, 2009 compared to $7.1 million, or $29% of product revenue for the comparable period in 2008. Gross margin percentage improvement for the six months ended June 20, 2009 reflects various factors, specifically:

•

Due to our manufacturing arrangement with Genencor to serve as a second-source manufacturer for Phyzyme as previously described, we record revenue and costs related to Phyzyme that Genencor manufactures on a net basis versus a gross basis. This had no impact on the absolute value of our gross margin, but resulted in an increase of seven percentage points to the gross margin percentage reported for the six months ended June 30, 2009.

•

During the six months ended June 30, 2008, gross margin percentage was lower due to (i) inventory losses related to contamination issues in our Phyzyme enzyme manufacturing process; and (ii) incremental zero-margin freight revenue and related costs incurred to meet customer ship dates. Both of these factors negatively impacted gross profit and resulted in a lower gross margin in 2008.

For the reasons described above, we believe that product gross margin (dollars) is a better indication of performance than product gross margin percentage.

In addition because a large percentage of our manufacturing costs are fixed, during the three months ended June 30, 2009 we realized a decline in gross margin related to lower capacity utilization as product revenues decreased. Our gross margin may be negatively impacted in the future if our product revenues decrease or if they do not grow in line with our increase in minimum capacity requirements at Fermic. Our gross margins are also dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product.

Because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our manufacturing and sales agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then, under a license agreement, share 50% of Danisco’s profit, as defined, when the product is sold to the end user. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and profit share revenue is recognized in the period in which the product is sold to the end user as reported to us by Danisco. We may record our quarterly profit share revenue based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual profit share revenue from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin from quarter-to-quarter.

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

Operating Expenses

Research and development and selling, general and administrative expenses for the periods ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Research and development	$16,132	$14,920	8%	$33,947	$29,781	14%
Selling, general and administrative expenses	$10,865	$9,065	20%	$20,037	$18,748	7%

Our operating expenses excluding cost of product revenue for the three and six months ended June 30, 2009 increased 13% and 11% compared to the prior comparable periods in 2008, related primarily to the acceleration of biofuels development and commercialization efforts in 2009.

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

For the three and six months ended June 30, 2009, we estimate that approximately 32% and 29% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 68% and 71% were spent on research activities funded in whole or in part by our Galaxy joint venture. For the three and six months ended June 30, 2008, we estimate that approximately 71% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 29% were spent on research activities funded by our collaborations and grants. The increase in percentage of time spent on funded product and technology development from the prior year is primarily attributed to our focus on cellulosic ethanol process development, which is partially funded by BP through our Galaxy joint venture.

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

Our research and development expenses increased $1.2 million to $16.1 million (including share-based compensation of $0.3 million) for the three months ended June 30, 2009, and increased $4.2 million to $33.9 million (including share-based compensation of $1.8 million) for the six months ended June 30, 2009 compared to $14.9 million and $29.8 million (including share-based compensation of $1.1million and $2.5 million) for the comparable periods in 2008. Our research and development expenses by operating segment for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Biofuels	$14,431	$8,388	72%	$29,487	$15,299	93%
Specialty Enzymes	1,701	6,532	(74)%	4,460	14,482	(69)%

	$16,132	$14,920	8%	$33,947	$29,781	14%

Biofuels Research and Development

Research and development expenses related to our biofuels business include costs related to our ongoing development and validation of our cellulosic ethanol process technology, including, but not limited to, enzyme discovery and development and bioprocess development designed to improve ethanol yields and reduce cost-per-gallon, feedstock testing and validation at the laboratory, pilot- and demonstration-plant scale, as well as costs related to commissioning, optimization and operation of our demonstration-scale facility in Jennings, Louisiana. During 2008, costs related to our ligno-cellulosic programs which were partially funded by Syngenta, were included in Specialty Enzymes research and development. In 2009, we have categorized these costs in our Biofuels segment.

Our biofuels research and development expenses increased $6.0 million and $14.2 million for the three and six months ended June 30, 2009 from $8.4 million and $15.3 million for the comparable periods in 2008. This increase is related to acceleration of our biofuels technology development efforts during 2008, which has continued in 2009, particularly related to our demonstration-scale facility commissioning and optimization at our site in Jennings, Louisiana, which BP has substantially funded through our Galaxy joint venture. As described in more detail below, our gross research and development costs related to Galaxy and Vercipia are included in “Research and development” on our Condensed Consolidated Statements of Operations, with BP’s cost reimbursement to us included in “Loss attributed to noncontrolling interests in consolidated entities.”

We consider our current cellulosic ethanol technology under development to be our “Generation 1” or “Gen 1” technology. To date, we have demonstrated that our Gen 1 technology can produce cellulosic ethanol at a small scale in the laboratory, pilot plant, and demonstration-scale facility, but at yields and cost that are not yet commercially viable. We will require continued and substantial investment to further develop our Gen 1 technology, and continue to believe that Gen 1 will produce a viable technology that could be deployed on a commercial scale as early as 2012. Our first commercial plant is scheduled to break ground in 2010.

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

Our specialty enzymes research and development expenses decreased $4.8 million and $10.0 million for the three and six months ended June 30, 2009. This decrease is related primarily to our shift in focus to biofuels process development, and to a lesser extent the de-emphasis of early stage product development for our specialty enzyme business segment and collaboration and grant work not core to our current focus.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Selling, general and administrative	10,865	9,065	20%	20,037	18,748	7%

Selling, general and administrative expenses increased $1.8 million, or 20%, to $10.9 million (including share-based compensation of $2.3 million) for the three months ended June 30, 2009 and increased $1.3 million, or 7%, to $20.0 million (including share-based compensation of $3.3 million) for the six months ended June 30, 2009. Excluding the impact of share-based compensation, selling, general and administrative expenses increased $1.1 million and $1.7 million for the three and six months ended June 30, 2009 as compared to the same period in 2008, primarily due to the biofuels development efforts for our first commercial plant, which BP partially funds through our Vercipia joint venture.

Share-Based Compensation Charges

We recognized $2.6 million, or $0.03 per share, and $2.7 million, or $0.04 per share, in share-based compensation expense for our share-based awards during the three months ended June 30, 2009 and 2008 and $5.1 million, or $0.06 per share, and $6.2 million, or $0.10 per share, during the six months ended June 30, 2009 and 2008. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$294	$1,148	$1,770	$2,472
Selling, general and administrative	2,263	1,561	3,334	3,711

	$2,557	$2,709	$5,104	$6,183

During the second quarter of 2009, the Board of Directors approved to accelerate the vesting of a group of performance-based options held by certain of our executives. The acceleration reduced the vesting term from seven to four years for approximately 70% of the total grants, as well as fully accelerated two additional executive grants, resulting in additional stock compensation expense of approximately $1.6 million.

Our net share-based compensation charges decreased primarily because of the suspension of our employee stock purchase plan during the first quarter of 2009 and an overall decrease in equity awards granted since our merger with Celunol Corp in 2007.

Interest and expense, net

Interest income on cash and short term investments decreased to less than $0.1 million for the three and six months ended June 30, 2009 compared to $0.2 million and $0.7 million for the three and six months ended June 30, 2008. The decrease was attributed to lower average cash and investment balances.

Interest expense was $3.3 million for the three months ended June 30, 2009 compared to $2.6 million for the three months ended June 30, 2008, net of $1.7 million in capitalized interest for the demonstration facility. Our demonstration-scale facility was placed in service in February 2009, and as such, we ceased capitalizing interest on that date. Interest expense was $6.5 million, net of $1.0 million in capitalized interest for the demonstration facility, for the six months ended June 30, 2009 compared to $4.8 million for the six months ended June 30, 2008, net of $2.5 million in capitalized interest for the demonstration facility. The increase in interest expense from the comparable periods in 2008 was primarily attributed to the decrease in capitalized interest partially offset by the decrease in 2008 Notes principal outstanding from conversions. We recorded aggregate interest expense related to the 2008 Notes of $1.6 million for the three months ended June 30, 2009 and $4.1 million for the six months ended June 30, 2009 compared to $2.7 million and $3.7 million for the three and six months ended June 30, 2008, comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
8% coupon interest, paid in cash	$739	$1,402	$1,841	$1,932
Non-cash accretion of debt discount	803	1,203	2,088	1,620
Non-cash amortization of debt issuance costs	66	130	175	174

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
2008 Notes Total	1,608	2,735	4,104	3,726

5.5% coupon interest, payable in cash	1,368	1,302	2,723	2,952
Non-cash amortization of debt issuance costs	218	203	464	465

2007 Notes Total	1,586	1,505	3,187	3,417

Equipment financing	11	17	23	97
Other	120	28	212	62
Capitalized interest	—	(1,690)	(1,039)	(2,548)

Total interest expense	$3,325	$2,595	$6,487	$4,754

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

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the compound embedded derivative, warrants, and the convertible hedge transaction in connection with our 2008 Notes are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $9.9 million and a net gain of $3.4 million for the three and six months ended June 30, 2009 compared to a net gain of $2.3 million and $1.7 million for the three and six months ended June 30, 2008 related to the change in fair value of our recorded derivative asset and liabilities.

Gain (loss) on Debt Extinguishment

During the three and six months ended June 30, 2009, pursuant to current accounting rules, we recorded a gain on debt extinguishment of $2.5 million and $6.1 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three and six months ended June 30, 2009 was equal to the $19.3 million and $29.4 million of principal less the unamortized debt discount and issuance costs, which totaled $14.4 million and $21.8 million, as of the conversion date. During the three and six months ended June 30, 2009, we issued a total of 21.8 million and 30 million shares with a total market value as of the dates of conversion of $11.9 million and $15.7 million to settle the 2008 Notes and “make-whole” payments.

Loss Attributed to Noncontrolling Interests in Consolidated Entities

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

In connection with the second phase of our strategic partnership with BP, we hold a 50% interest in Vercipia, a special purpose entity. We are considered the primary beneficiary of Vercipia and consolidate its financial results. Pursuant to current accounting rules, the ongoing joint development is considered a monthly expense of Vercipia. All contributions are contributed directly into Vercipia.

As a result, our consolidated financial statements include a line item called “Noncontrolling interests in consolidated entities.” On our Condensed Consolidated Balance Sheets, this line reflects BP’s ownership of Galaxy’s and Vercipia’s equity. This line item is reduced by BP’s 50% share of Galaxy’s and Vercipia’s losses, and increased by cash contributions made by BP. BP’s share of losses is reflected in our Condensed Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Galaxy and Vercipia have incurred losses through June 30, 2009, 50% of which have been allocated to BP, and we anticipate these entities will continue to incur losses related to ongoing joint development through at least the initial joint development program and construction processes.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of June 30, 2009 our strategic partners, most recently including BP, have provided us with more than $350 million in funding since inception, including $19.6 million from various government agencies, and are committed to additional funding of more than $30 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $15.5 million from our Vercipia joint venture with BP, announced in February 2009, $5.0 million of which was paid on July 1, 2009. Vercipia will act as a separate commercial entity, with the $15.5 million BP funding used solely for this entity.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of June 30, 2009, we had available cash and cash equivalents of approximately $14.8 million, including approximately $4.9 million which relates to Vercipia and is to be used solely for its operations. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements. As of June 30, 2009, we had a working capital deficit of $16.8 million.

We will require additional capital to fund our operations. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the substantial doubt in our ability to continue as a going concern. Our cash at June 30, 2009, along with anticipated cash from grants, revenue, our commitment from BP and other sources may not be sufficient to meet cash requirements to fund our operating expenses, capital expenditures, required and potential payments under our 2007 Notes and our 2008 Notes, and working capital requirements beyond 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

We will also need to raise sufficient capital to fund the construction of our first commercial cellulosic ethanol plant to be located in Highlands County, Florida. We recently entered into a joint venture with BP intended to advance the design and engineering of the commercial facility, and we expect to break ground on this facility in 2010. We estimate that the total costs of construction for this first commercial plant will be $250 to $300 million, which we anticipate will be funded from a combination of non-recourse debt and equity capital. We and BP recently filed a joint application for a Department of Energy (“DO”E”) loan guarantee program. On June 25, 2009, we announced our application had been selected by the DOE to enter the due diligence phase of its Title XVII Loan Guarantee Program. If awarded, funding from this program could cover as much as 80% of the total cost of construction of the project, although we expect this program would fund 60% to 70% of the cost of construction. We expect the remaining 30% to 40% to be funded by equal project equity investments from BP and us. This may require us to raise project equity capital of up to $60 million in addition to the cash required to fund our ongoing operations.

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

2007 Convertible Notes Offering

In March and April 2007 we completed an offering of $120 million aggregate principal amount of the 2007 Notes in a private placement, generating net cash proceeds to us of approximately $114.8 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million in face value of the 2007 Notes was exchanged for new debt pursuant to the issuance of our 2008 Notes. As of June 30, 2009, we had $99.5 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of our common stock at a conversion rate of 156.5 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $6.40 per share. In connection with the 2007 Notes offering, we paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying Condensed Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Convertible Notes Offering

On February 27, 2008, we completed a private placement of our 2008 Notes and warrants to purchase our common stock. Concurrent with entering into the purchase agreement, we also entered into senior notes exchange agreements with certain existing holders of our 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, we issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 8 million shares of our common stock. Gross proceeds from new investments were approximately $54 million and net proceeds from new investments, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $44 million. On July 1, 2009, we entered into agreements to amend the 2008 Notes, which amendment became effective on July 6, 2009.

In connection with the amendment, the conversion price for the 2008 Notes was reduced from $2.13 to $1.74 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. In addition, the 2008 Notes are subject to automatic conversion at our option if our closing stock price exceeds $3.48 (formerly $8.18 prior to the amendment) per share over a 30-trading day period ending prior to the date we provide notice of the automatic conversion to investors, the average daily trading volume of our stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion, subject to the satisfaction of certain conditions. As of June 30, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $7.0 million.

Since inception through June 30, 2009, holders of the 2008 Notes had converted principal in the amount of $41.5 million into approximately 33.8 million shares of our stock, including approximately 17.3 million shares to satisfy a portion of the related “make-whole” obligations.

During the three and six months ended June 30, 2009, pursuant to current accounting rules, we recorded a gain on debt extinguishment of $2.5 million and $6.1 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion.

Between July 1, 2009 and August 10, 2009, holders of the 2008 Notes converted an additional principal amount of $11.3 million into approximately 10.8 million shares of our common stock, including approximately 4.3 million shares to satisfy the related “make-whole” obligations.

The warrants are exercisable for shares of our common stock. The initial exercise price of the warrants is $4.44 per share. The exercise price and the number of shares of our common stock issuable upon exercise of the warrants is subject to weighted average anti-dilution protection.

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

The following table summarizes our principal and interest obligations for the 2007 and 2008 Notes as of June 30, 2009, assuming such obligations are not converted prior to maturity (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes (1)	$198,006	$5,473	$10,945	$10,945	$170,643
2008 Notes (2)	36,602	2,365	34,237	—	—

Total Principal and Interest Obligations	$234,608	$7,838	$45,182	$10,945	$170,643

(1)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022.

(2)	Total obligations under the 2008 Notes include approximately $7.1 million in interest through maturity of the 2008 Notes. Interest payments on the 2008 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Balance Sheet

Our consolidated assets have increased by $3.7 million, to $157.3 million at June 30, 2009 from $153.6 million at December 31, 2008, attributable primarily to the increase in cash from payments received under our collaboration with BP.

Our consolidated liabilities have decreased by $12.8 million, to $168.5 million at June 30, 2009 from $181.3 million at December 31, 2008, primarily attributable to a decrease in our carrying value of debt, due to additional conversions of the 2008 Notes during the first and second quarters, which resulted in the issuance of 30.0 million shares of our common stock.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $30.9 million for the six months ended June 30, 2009. Our cash used in operating activities consisted primarily of cash used to manufacture inventory for our specialty enzyme business, and to fund our efforts in cellulosic ethanol technology process development and commercialization, which was partially offset by proceeds from BP’s capital contributions to Galaxy and Vercipia which are included in financing activities described below.

Our investing activities used cash of $2.2 million for the six months ended June 30, 2009. Our investing activities included purchases of property, plant and equipment primarily for the start-up and commissioning of our demonstration-scale facility.

During 2007, 2008, and 2009, we (including expenditures by Celunol Corp., with which we merged) spent in excess of $100 million in capital expenditures for further modifications and improvements to our pilot facility and the construction, start-up, commissioning and optimization of our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. In early 2009 we achieved a key development milestone when our 1.4 million gallon per year demonstration-scale cellulosic ethanol facility in Jennings, Louisiana was commissioned. We produced our first gallons of cellulosic ethanol out of the plant. Work to optimize the facility and make process improvements has commenced as we seek to ensure reliable and cost-effective operation. We will require additional capital and operating expenditures to complete the optimization of our demonstration-scale facility throughout 2009. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. During 2007 and 2008, we incurred significant costs in excess of our projected expenditures for the improvements to our pilot plant and construction of our demonstration-scale facility.

Our financing activities generated net cash of $40.5 million for the six months ended June 30, 2009, consisting primarily of capital contributions by BP into Galaxy and Vercipia, our two consolidated variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2009, excluding the principal and interest payments for our 2008 Notes and 2007 Notes shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Verenium:
Operating leases gross	$44,015	$5,968	$12,664	$13,062	$12,321
Sublease income (1)	(5,972)	(971)	(2,046)	(2,195)	(760)

Operating leases, net	38,043	4,997	10,618	10,867	11,561
Manufacturing costs to Fermic (2)	43,806	16,046	27,760	—
License and research agreements	2,240	295	590	565	790
Equipment loans	410	405	5	—	—
Vercipia (3):
Operating leases	156,327	2,174	5,008	5,957	143,188

Total Contractual Obligations	$240,826	$23,917	$43,981	$17,389	$155,539

1	Sublease rental income is expected to be received through February 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases.

3	Vercipia is 50% owned with two operating lease agreements for 16,200 net plantable acres in Florida and 142.2 acres of improved and irrigated farmland being used by Vercipia as a seed farm, intended for the growth of energy cane to be used as agricultural bio-mass for our first cellulosic ethanol plant.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of June 30, 2009, under this agreement we have made minimum commitments to Fermic of approximately $43.8 million, over the next three years.

During 2009, we anticipate funding as much as $1.1 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we may decide to purchase additional capital equipment under this agreement. Since inception through June 30, 2009, we had incurred costs of approximately $20.7 million for equipment related to this agreement.

Due to capacity constraints at Fermic in 2008 we were not able to supply adequate quantities of Phyzyme necessary to meet the demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume the right to manufacture Phyzyme. If Danisco were to exercise this right, we may experience excess capacity at Fermic. If Danisco assumed the right to manufacture Phyzyme and we were unable to absorb or otherwise reduce the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Bank Debt

On September 30, 2005, we entered into a $14.6 million Loan and Security Agreement (the “Bank Agreement”) with a commercial bank (the “Bank”). The Bank Agreement provided for a one-year credit facility for up to $10.0 million in financing for qualified equipment purchases in the United States and Mexico (the “Equipment Advances”) and a $4.6 million letter of credit sub-facility (the “Letter of Credit Sublimit”). The Bank Agreement was amended in October 2006 to increase the Letter of Credit Sublimit to $4.7 million. Borrowings under the Equipment Advances are structured as promissory notes which are secured by qualified equipment purchases and repaid over 36 to 48 months, depending on the location of the equipment financed. Borrowings bear interest at the Bank’s prime rate (3.25% at June 30, 2009) plus 0.75%. On September 30, 2006, our draw-down period under the Equipment Advances expired.

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

At June 30, 2009, there was approximately $0.4 million in outstanding borrowings under the Equipment Advances and a letter of credit for approximately $10.4 million under the Letter of Credit Sublimit, as required under our facilities leases. As further discussed below we have been required to cash secure the letter of credit with the Bank.

As of June 30, 2009, we were in compliance with all debt covenants under our various financing agreements.

Letter of Credit

Pursuant to our facilities leases for our office and laboratory space in San Diego, we are required to maintain a letter of credit on behalf of our landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on minimum required working capital and market capitalization. As of June 30, 2009, we had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing Bank Agreement as described above. We are required by the Bank to secure this obligation with cash, which is reflected as restricted cash on our Condensed Consolidated Balance Sheets as of June 30, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of June 30, 2009.

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

We have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Under EITF 99-19, product manufactured for us by Genencor is recognized on a net basis equal to the net profit share received from Danisco, as all the following indicators of reporting net are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture.

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

Convertible Debt and Derivative Accounting

We account for our 2008 Notes in accordance with APB 14-1. We adopted APB 14-1 on January 1, 2009. It significantly impacts the accounting for our 2008 Notes by requiring us to account separately for the liability and equity components of the convertible debt. The liability component is measured so the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt.

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

We perform an assessment of all embedded features of a debt instrument to determine if 1) such features should be bifurcated and separately accounted for, and, 2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability. The fair value of the embedded feature is measured initially, included as a liability on the balance sheet, and remeasured each reporting period. Any changes in fair value are recorded in the statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

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

We have entered into a strategic collaboration with BP which includes two special purpose entities, Galaxy and Vercipia, both of which are jointly owned by BP and us.

We have determined, pursuant to FIN 46R, that both Galaxy and Vercipia qualify as variable interest entities and that we are the primary beneficiary of both entities. Because we are the primary beneficiary, Galaxy and Vercipia are therefore subject to consolidation by us. As a result, BP’s capital contributions are recorded as noncontrolling interests in consolidated entities on our Condensed Consolidated Balance Sheets. We consolidate the operating results of Galaxy and Vercipia, and record an adjustment to the noncontrolling interests in consolidated entities for BP’s share of profits and/or losses in these entities.

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

Income Taxes

Effective in 2007, we account for income taxes pursuant to FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax return. Under FIN 48, we do not recognize an uncertain tax position as a deferred tax asset if it has less than a 50% likelihood of being sustained.

We adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of June 30, 2009 we have not yet completed our analysis of our deferred tax assets. As such, we have removed these amounts and the offsetting valuation allowance has been removed from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at June 30, 2009 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of June 30, 2009, we had outstanding debt obligations at face value of $129.4 million, including $99.5 million of 2007 Notes, $29.5 million of 2008 Notes, and $0.4 million of equipment loans payable. As of June 30, 2009, the fair value of our 2007 Notes was approximately $17.0 million and the fair value of our 2008 Notes was approximately $13.9 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement, ordered that notice of the settlement to be published and mailed, and set a Final Fairness Hearing for September 10, 2009. If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the settlement has not yet been finally approved by the Court, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 (and, with the recent amendment of the 2008 Notes, $1.74) per share, rather than $1.47 per share, asserting that CVI is entitled to additional shares based on the applicable conversions, as well as damages, and requesting a declaratory judgment that $1.47 per share is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint. An initial pre-trial conference is scheduled for August 11, 2009.

Between February 27, 2009 through August 10, 2009, the holder has converted approximately $11.25 million in face value, and the Company has issued approximately 11.3 million shares to settle these conversions and related “make-whole” obligations at $2.13 or, following the recent amendment of the 2008 Notes, $1.74 per share. Assuming a conversion price of $1.47, 1.7 million additional shares would be issuable in connection with these conversions. If the Company were to be found to have not satisfied its obligations under the 2008 Notes, because the Company processed the applicable conversion notices at the wrong conversion price, the Company could, among other negative consequences, be required to redeem the 2008 Notes in whole or in part. The Company does not believe that this lawsuit will have a material impact on its financial statements.

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

As of June 30, 2009, we had a working capital deficit of $16.8 million, and an accumulated deficit of approximately $630.2 million. We expect to continue to incur additional losses for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2009 will result from the same source as well as from grant revenue. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements, and we have been de-emphasizing collaborations that are not core to our strategic market focus. Over the past two years, our product revenue in absolute dollars and as a percentage of total revenues has increased significantly, and our grant revenue in absolute dollars and as a percentage of total revenues has increased significantly during 2009. Our product and grant revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, our general and administrative expenses might increase based on broadening our infrastructure to support continued growth in the business. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

* We continue to experience losses from operations, and we may not be able to fund our operations and continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $630.2 million and working capital deficit of $16.8 million as of June 30, 2009.

We have used the proceeds received from sales of our 2007 Notes in April 2007 and 2008 Notes in February 2008 to make enhancements to our pilot facility, to complete construction and commissioning of our demonstration-scale facility in Jennings, Louisiana, to advance development of the site for our first commercial cellulosic ethanol plant, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to the merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues reach levels at which we can fully support our operating and capital expenditures.

We will require additional capital to fund our operations, including substantial capital to fund the first commercial cellulosic ethanol plant with BP, which we estimate will cost as much as $300 million to complete. We believe that we will be successful in raising or generating additional cash to fund these requirements through a combination of additional corporate partnerships and collaborations, federal, state and local grant funding, selling and financing assets, incremental product sales, and, if necessary and available, the sale of equity or debt securities. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures.

If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

* We will need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

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

If we cannot raise more money, we will have to implement one or more of the following remedies:

•	reduce our capital expenditures;

•	further scale back our development of new enzyme products;

•	scale back our efforts to commercialize cellulosic ethanol;

•	significantly reduce our workforce;

•	sell some or all of our assets;

•	seek to license to others products or technologies that we otherwise would seek to commercialize ourselves; and/or

•	curtail or cease operations.

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

We may not have adequate funds to pay interest on our 2007 Notes, or to purchase the 2007 Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. As of June 30, 2009, $99.5 million of the 2007 Notes remains outstanding. The 2007 Notes also require us to pay interest at the rate of 5.5% per year in cash. If a “fundamental change”, which is defined in the indenture related to the 2007 Notes, occurs, holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or to purchase or repurchase the 2007 Notes when required, we will be in default under the indenture for the 2007 Notes, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

* We may not have adequate funds to pay interest or “make-whole” payments on our 8% Senior Convertible Notes, or 2008 Notes, or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. As of August 10, 2009, approximately $18.2 million of the 2008 Notes remains outstanding.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions, pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. As of August 10, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $3.9 million, which we may be required to settle in cash if we are unable to satisfy the conditions for paying “make-whole” amounts with shares or the noteholders do not otherwise waive these conditions. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, and we were at that time unable to satisfy the conditions for paying “make-whole” amounts in shares and the noteholders did not otherwise waive those conditions, our cash resources at that time could be insufficient to make the required “make-whole” payments. Also, one holder of 2008 Notes has asserted that certain “make-whole” payments made to it in shares should have been paid in cash, and has filed a lawsuit against us asserting a conversion price of $1.47, rather than $2.13, for a portion of its 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. We have disputed the assertions made by that noteholder and believe our positions are correct. However, if we were found to have been required to pay such “make-whole” payments in cash, or were found to have otherwise not satisfied our obligations under the 2008 Notes, we could, among other negative consequences, be required to redeem some or all of the 2008 Notes. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events, and any borrowing agreements which we may enter into from time to time may similarly require early repayment of borrowings under circumstances like those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. We may not have sufficient funds to pay any required cash interest or cash “make-whole” payments or repurchase or redemption amounts of the 2008 Notes when due, or any amounts due under other borrowing agreements at the same time such amounts are due under the 2008 Notes or otherwise, and any default under the 2008 Notes or any other borrowing agreements (including the 2007 Notes) could cause events of default under our other debt obligations (including the 2008 Notes and the 2007 Notes, as applicable). Any of these events could cause the maturity of some or all of our debt obligations (including the 2008 Notes and the 2007 Notes, as applicable) to be accelerated, and could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations.

*Conversion of the 2008 Notes and/or the 2007 Notes, exercise of related warrants, anti-dilution adjustments that may occur under the 2008 Notes and/or the related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes and/or the 2008 Notes and related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $8.16 per share to $6.40 per share, based on a re-set provision contained in the 2007 Notes. In February 2009, the conversion price of the 2008 Notes decreased from $4.09 per share to $2.13 per share, based on a re-set provision contained in the 2008 Notes, and in July 2009 decreased further to $1.74 per share in connection with the amendment of the 2008 Notes. These re-sets and other reductions in the applicable conversion prices for the 2007 Notes and the 2008 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

The 2008 Notes also contain a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations, which could cause further reductions in the $1.74 conversion price for the 2008 Notes should we engage in subsequent issuances that trigger those provisions. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $1.47, rather than $2.13 (and with the recent amendment of the 2008 Notes, $1.74), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices or future conversion notices at the lower conversion price, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2008 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2008 Notes, including to the extent we obtain waivers from the holders to do so, we will be issuing relatively more shares than if our stock price was at a higher level. For example, in connection with the conversion of $40.7 million in aggregate principal amount of 2008 Notes that occurred between January 1, 2009 and August 10, 2009, we issued approximately 20.8 million shares in partial satisfaction of the related “make-whole” obligations. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2008 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

* The covenants in the 2008 Notes restrict our financial and operational flexibility.

We are subject to certain covenants under the 2008 Notes that restrict our financial and operational flexibility. For example, we are restricted from incurring additional indebtedness (other than certain project financing debt, certain unsecured subordinated indebtedness and up to $187 million principal amount of additional indebtedness. The 2008 Notes also include a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations, and the warrants issued in connection with the 2008 Notes also contain weighted-average anti-dilution protection. Any future financing by us involving the issuance of equity, or rights to acquire equity, at a price or prices below the prevailing conversion price of the 2008 Notes at the time of such financing would trigger these provisions in the 2008 Notes and the warrants, causing a further, possibly substantial, reduction in the conversion price for the 2008 Notes or the exercise price of the warrants and additional possible dilution for our shareholders, which would increase the cost and reduce the benefits to us of any such equity financing. As a result of these covenants, our ability to finance our operations through the incurrence of additional debt or the issuance of additional equity is limited. The 2008 Notes also contain other covenants that restrict our financial and operational flexibility.

*Actions we take under our 2008 Notes, as recently amended, may violate the terms of our 2008 Notes that were in effect prior to the amendment, and if it is ultimately determined that our recent amendment of our 2008 Notes did not effectively amend the 2008 Notes held by all holders, those actions would cause a default under our 2008 Notes held by one holder.

One holder of the 2008 Notes has filed a lawsuit against us asserting that our recent amendment of our 2008 Notes, which became effective on July 6, 2009, failed to amend such noteholder’s 2008 Note (the “Disputed Note”). This noteholder did not consent to the recent amendment. We have disputed this assertion and believe that the recent amendment effectively amended all of the 2008 Notes, including the Disputed Note. If it is ultimately determined that the recent amendment did not amend the Disputed Note, certain actions we take that are permitted under the terms of the 2008 Notes, as recently amended, may cause a default under the Disputed Note. For example, the 2008 Notes, as recently amended, and the Disputed Note contain different provisions regarding the amount of indebtedness that we may incur, actions that we may take vis-à-vis the 2007 Notes, our use of cash from any sale of specified assets, and with respect to anti-dilution protection. If a default were to occur under the Disputed Note, we could, among other negative consequences, be required to redeem the Dispute Note in whole or in part and we may not have sufficient funds to do so, which could have a material adverse effect on our business, results of operations and financial condition. Even if we do not default under the Disputed Note, but it is ultimately determined that the recent amendment did not amend the Disputed Note, we would be subject to stricter covenants under the Disputed Note than under the 2008 Notes, as recently amended, which would more significantly restrict our financial and operating flexibility. Furthermore, the Disputed Note contains full ratchet anti-dilution protection, while the 2008 Notes, as amended, contain in most cases a version of broad-based weighted average anti-dilution protection, subject to certain limitations. If the recent amendment did not effectively amend the Disputed Note, any future financing by us involving the issuance of equity, or rights to acquire equity, at a price or prices below the prevailing conversion price of the Disputed Note at the time of such financing would cause a full ratchet anti-dilution adjustment, rather than a weighted average anti-dilution adjustment as is contemplated currently, in most cases, under the 2008 Notes, as recently amended. Any such adjustment would cause a larger reduction in the conversion price for the Disputed Note and additional possible dilution for our shareholders, which would increase the cost and reduce the benefits to us of any such equity financing.

*Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of June 30, 2009, which includes the 2007 Notes, the 2008 Notes and debt under our secured credit facility with a commercial bank, was approximately $127.1 million, representing approximately 109% of our total capitalization as of such dates.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of June 30, 2009, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A “significant deficiency” means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of our financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Furthermore, as we operate our business, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

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

The ethanol production and marketing industry is extremely competitive. In addition to cellulosic ethanol producers using different technology platforms, our competitors are grain ethanol producers as well as other providers of alternative and renewable fuels. Significant competitors in the grain ethanol production and marketing industry include Archer Daniels Midland Company, Cargill, Inc., VeraSun Energy Corporation, and Aventine Renewable Energy, Inc. Many companies are engaged in research and development activities in the emerging cellulosic ethanol industry, and companies with announced pilot facility and/or demonstration facility development activities in the cellulosic ethanol space include Abengoa Bioenergy Corp., BlueFire, Genencor, Iogen Corporation, Losonoco, Mascoma, Range Fuels, and Xethanol. Larger industrial companies with announced cellulosic strategies include Archer Daniels Midland, DONG Energy (Elsam), DuPont/POET (formerly known as Broin), Tate & Lyle, and Novozymes. Cellulosic gasification technologies are being pursued by companies including ClearFuels and BRI-Infinium. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of ethanol from cellulosic biomass or other feedstocks, such as municipal or construction waste, production of cellulosic ethanol or other fuels employing different steps within the production process, such as acid hydrolysis and/or gasification, and/or the production of other alternative fuels or biofuels, such as biobutanol. Some of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and prevent us from achieving any market share, sales and/or profitability, and adversely affect our results of operations and financial position.

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

Several members of our senior management team are also new and have not worked together for a significant length of time and they may not be able to work together effectively to develop and implement our business strategies and achieve our business objectives. Management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and others. If our management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees, customers, suppliers or other key constituencies, including our strategic collaborators and partners, our ability to grow our business and successfully meet operational challenges could be impaired.

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

The production of ethanol from cellulosic biomass requires multiple integrated steps, including:

•	obtaining the cellulosic raw material;

•	pretreatment of the biomass to make its constituent fibers accessible to enzymes;

•	treatment with enzymes to produce fermentable sugars;

•	fermentation by organisms to produce ethanol from the fermentable sugars;

•	distillation of the ethanol to concentrate and separation of it from other materials;

•	purification of the ethanol; and

•	storage and distribution of the ethanol.

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

We have experienced cost overruns for our demonstration-scale facility through the commissioning phase. We may continue to experience significant delays or cost overruns during the optimization phase as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen design flaws, construction defects, or labor issues, any of which could prevent us from commencing or optimizing operations as expected at our facilities.

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

We have a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol technology. The first phase of our partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. The second phase of our partnership is focused on the commercial deployment of our technologies into a commercial-scale cellulosic ethanol production facility. We are dependent upon BP’s financial and technical contributions under both of these joint ventures in order to realize the benefits of the strategic partnership with BP. If BP were not to engage actively in efforts to perform under our joint ventures or were to pursue alternative efforts in cellulosic ethanol, the joint ventures may not be successful and our business could be harmed. If BP were to discontinue its participation in either of these joint ventures, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were to have to fund all of the technology development efforts, we would need to raise additional funds to do so, which would be difficult in the current financing environment. Alternatively, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we could not find an alternative way to pursue our development and commercialization efforts in cellulosic ethanol, our business would be adversely affected.

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

We are participating in commercial development activities with BP under Vercipia Biofuels LLC, a joint venture owned equally by BP and us, which will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This joint venture is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida, and to create future opportunities for commercializing cellulosic ethanol technologies. If we do not continue to participate in the development of the Vercipia project by funding our portion of the costs, or if we do participate but are unable to meet our funding obligations with respect to the project, BP may chose to buy out our interest in the joint venture or may dilute our interest in the joint venture. Loss or reduction of our interest in Vercipia could have a material adverse impact on our future revenues and could have a material adverse impact on our business, financial condition and results of operations.

If we are unable to co-develop commercial plant production projects with BP under our Vercipia joint venture, we may not achieve the anticipated benefits of our relationship with BP.

There are substantial risks involved in the design, development, and construction of commercial-scale cellulosic ethanol production facilities, which is the focus of our Vercipia joint venture with BP, including, but not limited to, the following risks:

•	legal and regulatory risk related to land use, permitting, and environmental regulations;

•	cost overruns;

•	risk that technology will not scale from a demonstration to commercial facility;

•	risk that production costs will not be competitive with the price of competing fuels like gasoline or corn-based ethanol;

•	inability to obtain necessary financing to fund the commercial project;

•

decrease in support from the government through loss of subsidies, loss of tax credits, or a decrease in federal financial support including the risk that we may not be granted the loan guarantee from the DOE which BP and we recently applied for; and

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

We allocated $42.4 million of the purchase price of Celunol on June 20, 2007 to acquired in-process research and development projects. Acquired in-process research and development, or IPR&D, represents the valuation of acquired, to-be-completed research projects. Prior to the merger, Celunol’s ongoing research and development initiatives primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under SFAS No. 2, “Accounting for Research and Development Costs,” these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were expensed in our statements of operations in June 2007, the period in which the merger was consummated.

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

We cannot control our collaborative partners’ performance or the resources they devote to our programs. We may not always agree with our partners nor will we have control of our partners’ activities. The performance of our programs may be adversely affected and programs may be delayed or terminated or we may have to use funds, personnel, equipment, facilities and other resources that we have not budgeted to undertake certain activities on our own as a result of these disagreements. Performance issues, program delays or termination or unbudgeted use of our resources may materially adversely affect our business and financial condition.

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

The production of ethanol is made significantly more competitive by federal tax incentives. The Volumetric Ethanol Excise Tax Credit, or VEETC, program, which is scheduled to expire on December 31, 2010, allows gasoline distributors that blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 tax credit for each gallon of ethanol used in the mixture. In addition, Congress enacted a $1.01/gallon production tax credit (“PTC”) that is available to cellulosic biofuels producers in the Farm, Conservation and Energy Act of 2008 (“FCEA”). This credit, which is inclusive of the VEETC, is set to expire on December 31, 2012. The VEETC may not be renewed prior to its expiration in 2010, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to United States government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in either the VEETC or the PTC could have a material adverse effect on our results of operations.

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

The Reformulated Gasoline, or RFG, program’s oxygenate requirements contained in the Clean Air Act was completely eliminated on May 5, 2006 by the Energy Policy Act of 2005. While the RFA expects that ethanol should account for the largest share of renewable fuels produced and consumed under the RFS, the RFS is not limited to ethanol and also includes biodiesel and any other liquid fuel produced from biomass or biogas. The elimination of the oxygenate requirement for reformulated gasoline in the RFG program included in the Clean Air Act may result in a decline in ethanol consumption in favor of other alternative fuels, which in turn could have a material adverse effect on our results of operations and financial condition.

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

Federal, state and local legislators may enact legislation, or modify or amend currently enacted legislation, that could adversely affect the industries in which we currently operate. For example, several federal laws encourage the development of the ethanol and/or biofuels industry in the United States. If those laws are repealed or are not renewed, it could adversely impact the ethanol and/or biofuels industries as a whole, which would have an adverse effect on our financial results. In addition, legislation could be enacted that might not negatively impact our industry as a whole, but could negatively impact that portion of the industry in which we operate or our particular business. For example, in the future we may consider the effect of state or local incentives, such as grants or tax abatements, in formulating our internal projections and budgets and when choosing where to locate and operate commercial-scale plants for the production of cellulosic ethanol. If those incentives should be repealed or no longer become available, the profitability of any commercial-scale plants which are reliant on such incentives could be negatively affected, which in turn would negatively affect our operating results.

Certain countries can export ethanol to the United States duty-free, which may undermine the ethanol production industry in the United States.

Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from certain countries in Central America and the Caribbean islands, which is limited to a total of 7.0% of United States production per year (with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit). We do not know the extent to which the volume of imports would increase or the effect on United States prices for ethanol if the tariff is not renewed beyond its current expiration in early 2011. In addition The North America Free Trade Agreement countries, Canada and Mexico, are exempt from duty. Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development. In particular, the ethanol industry has expressed concern with respect to a new plant under development by Cargill, Inc., one of the largest ethanol producers in the United States, in El Salvador that would take the water out of Brazilian ethanol and then ship the dehydrated ethanol from El Salvador to the United States duty-free. Since production costs for ethanol in Brazil are estimated to be significantly less than what they are in the United States, the import of the Brazilian ethanol duty-free through El Salvador, or the import of ethanol duty-free from any country exempted from the tariff, may negatively impact the demand for domestic ethanol and the price at which we sell our ethanol.

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

We have an exclusive worldwide license to use, develop and commercially exploit the ethanol production patent estate of the University of Florida Research Foundation, Inc., or UFRFI, which consists of several patents and pending patents and other related proprietary ethanol technology, and any extensions and improvements thereof for the production of ethanol, all of which is referred to herein as the UFRFI technology. The UFRFI license agreement expires on the later of October 2015 or the expiration of the last patent related to the UFRFI licensed technology. Based on the latest to expire of the current granted United States patents, the UFRFI license agreement will extend into 2022. Pending and future patent applications related to the UFRFI licensed technology, if granted, would extend the expiration date of the UFRFI license agreement beyond 2026. Loss of the rights to the UFRFI technology licensed to us, for example, due to our inability to comply with the terms and conditions or otherwise of the UFRFI license agreement would have a material adverse effect on our business.

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

We manufacture a majority of our commercial enzyme products through a manufacturing facility in Mexico City owned by Fermic S.A., or Fermic. As a result, we are subject to the general risks of doing business outside the U.S., particularly Mexico, including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of health risks like the recent outbreak of swine flu. There can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

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

We have in the past experienced inventory losses and decreased manufacturing yields related to contamination and manufacturing issues for Phyzyme and Fuelzyme. While we believe we have adequately resolved our contamination issues and have recovered a substantial portion of such losses from our third-party manufacturer Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our results of operations and financial condition would be adversely affected.

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

We cannot control our collaborative partners’ performance or the resources they devote to our programs. We may not always agree with our partners nor will we have control of our partners’ activities. The performance of our programs may be adversely affected and programs may be delayed or terminated or we may have to use funds, personnel, equipment, facilities and other resources that we have not budgeted to undertake certain activities on our own as a result of these disagreements. Performance issues, program delays or termination or unbudgeted use of our resources may materially adversely affect our business and financial condition.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and August 10, 2009, the closing market price of our common stock has ranged from a low of $0.23 to a high of $11.58. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $0.23 to $6.83. The closing market price of our common stock on June 30, 2009 was $0.76, and the closing price of our common stock on August 10, 2009 was $0.60. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•

issuance of shares by us, and sales in the public market of the shares issued, upon conversion of the 2008 Notes, 2007 Notes or exercise of our outstanding warrants, including the extent to which we issue shares versus pay cash in satisfaction of any “make-whole” obligation arising upon conversion of some or all of the 2008 Notes or to pay interest due under the 2008 Notes; and

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 30% of our outstanding common stock as of June 30, 2009. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, filed June 26, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, filed March 13, 2009 - filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Amended and Restated Bylaws - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.6	Amendment to Bylaws of Verenium Corporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company - filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Form of Warrant issued by the Company to Syngenta Participations AG - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.6	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.7†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

4.8	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

4.9	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.10	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.11	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.14	Form of Debt Securities Warrant Agreement and Warrant Certificate - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.15	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.16	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee - filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.17	Form of Registration Rights Agreement – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.18	Form of Senior Convertible Note – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.19	Form of Warrant – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.20	Notice of Adjustment dated April 1, 2008, filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2008 and incorporated by reference herein.

10.1*	Employment Agreement, dated April 24, 2009, between the Company and James E. Levine – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 18, 2009, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - filed herewith.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: August 10, 2009	/s/ JAMES E. LEVINE
James E. Levine
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)