Form 10-Q
period 2009-09-30
VERENIUM CORP
filed 2009-11-09
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding as of November 6, 2009 was 11,715,228.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Adjusted – see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,969	$7,458
Accounts receivable, net of allowance for doubtful accounts of $1,631 at September 30, 2009 and $1,760 at December 31, 2008	9,109	8,051
Inventories, net	3,224	2,432
Prepaid expenses and other current assets	4,629	2,938

Total current assets	37,931	20,879
Property, plant and equipment, net	110,302	117,271
Restricted cash	10,400	10,040
Debt issuance costs and other assets	2,834	5,433

Total assets	$161,467	$153,623

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,588	$15,921
Accrued expenses	20,731	16,130
Deferred revenue (including $1,428 from a related party at December 31, 2008)	1,994	3,397
Derivative liability—warrants	—	359
8% Senior Convertible Notes due April 1, 2012, compound embedded derivative	—	7,769
Equipment loans payable, current portion	36	1,068

Total current liabilities	31,349	44,644
5.5% Convertible Senior Notes due April 1, 2027 (“2007 Notes”), at face value	69,033	100,500
8% Senior Convertible Notes due April 1, 2012 (“2008 Notes”), at carrying value (principal amount of $16,201 and $58,883 at September 30, 2009 and December 31, 2008)	11,839	29,891
9% Convertible Senior Secured Notes due April 1, 2027 (“2009 Notes”), at carrying value (principal amount of $13,707 at September 30, 2009)	25,438	—
Restructuring reserve, less current portion	4,824	5,175
Other long term liabilities	915	1,105

Total liabilities	143,398	181,315
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock—$0.001 par value; 250,000 shares authorized, 9,428 and 5,648 shares issued and outstanding at September 30, 2009 and December 31, 2008	9	6
Additional paid-in capital	591,134	573,863
Cumulative effect of adjustment related to the adoption of new convertible debt authoritative guidance	5,420	—
Accumulated deficit	(632,494)	(613,561)

Total Verenium Corporation stockholders’ deficit	(35,931)	(39,692)
Noncontrolling interests in consolidated entities	54,000	12,000

Total stockholders’ equity (deficit)	18,069	(27,692)

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$161,467	$153,623

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Adjusted – see Note 1)		(Adjusted – see Note 1)
Revenue (including related-party revenue of $1,987 and $9,713 for the three and nine months ended September 30, 2008)
Product	$11,026	$12,377	$32,094	$36,953
Grant	6,612	1,171	13,644	2,717
Collaborative	972	2,828	3,554	10,244

Total revenue	18,610	16,376	49,292	49,914

Operating expenses:
Cost of product revenue (including related-party cost of product revenue of $0 and $189 for the three and nine months ended September 30, 2008)	7,278	9,569	20,483	27,022
Research and development	16,514	15,267	50,461	45,048
Selling, general and administrative	11,448	13,720	31,485	32,468
Goodwill impairment charge	—	106,134	—	106,134

Total operating expenses	35,240	144,690	102,429	210,672

Loss from operations	(16,630)	(128,314)	(53,137)	(160,758)
Interest income and other expense, net	35	173	109	844
Interest expense	(2,602)	(2,508)	(9,089)	(7,262)
Loss on exchange of 2007 Notes	—	—	—	(3,599)
Gain on amendment of 2008 Notes	3,977	—	3,977	—
Gain (loss) on debt extinguishment upon conversion of convertible debt	2,511	(63)	8,629	(147)
Gain (loss) on net change in fair value of derivative assets and liabilities	1,712	(428)	5,078	1,282

Net loss	$(10,997)	$(131,140)	$(44,433)	$(169,640)

Less: Loss attributed to noncontrolling interests in consolidated entities	8,705	5,000	25,500	5,000

Net loss attributed to Verenium Corporation	$(2,292)	$(126,140)	$(18,933)	$(164,640)

Basic and diluted net loss per share	$(0.25)	$(22.98)	$(2.54)	$(31.28)

Weighted average shares used in computing basic and diluted net loss per share	9,014	5,490	7,466	5,263

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(Adjusted – see Note 1)
Operating activities:
Net loss	$(18,933)	$(164,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	106,134
Depreciation and amortization	10,058	6,921
Non-cash share-based compensation	6,354	9,430
Loss on exchange of 2007 Notes	—	3,599
Gain on amendment of 2008 Notes	(3,977)	—
Gain (loss) on debt extinguishment upon conversion of convertible debt	(8,629)	147
Gain on net change in fair value of derivative assets and liabilities	(5,078)	(1,282)
Loss attributed to noncontrolling interest in consolidated entities	(25,500)	(5,000)
Accretion of discount on convertible debt, included in interest expense	2,591	2,796
Non-cash restructuring charges	397	—
Changes in operating assets and liabilities:
Accounts receivable	(1,058)	(527)
Inventory	(792)	3,590
Other assets	(923)	(1,691)
Accounts payable and accrued expenses	(2,223)	(3,587)
Restructuring reserve	(698)	(1,183)
Deferred revenue	(1,403)	(53)

Net cash used in operating activities	(49,814)	(45,346)

Investing activities:
Purchases of short-term investments	—	(131,877)
Sales and maturities of short-term investments	—	137,969
Purchases of property, plant and equipment, net	(3,089)	(46,294)
Restricted cash	(360)	(10,040)

Net cash used in investing activities	(3,449)	(50,242)

Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	50,365
Net cash paid for convertible hedge transaction	—	(6,194)
Conversions of 2008 Notes, including settlement of make-whole obligation	140	(2,116)
Principal payments on equipment loans payable	(1,136)	(2,135)
Proceeds from sale of common stock	270	1,438
Proceeds from capital contributions to consolidated entities	67,500	24,500

Net cash provided by financing activities	66,774	65,858

Net increase (decrease) in cash and cash equivalents	13,511	(29,730)
Cash and cash equivalents at beginning of period	7,458	48,743

Cash and cash equivalents at end of period	$20,969	$19,013

Supplemental disclosure of cash flow information:
Interest paid	$4,774	$3,810

Supplemental disclosure of non-cash operating and financing activities:
Conversion of 2007 Notes to common stock	$1,000	$—
Conversion of 2008 Notes to common stock	$42,682	$11,917

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

Recent Developments

Convertible Debt Amendments

As more fully described in Note 2, on July 1, 2009, the Company entered into agreements to amend the remaining $29.5 million outstanding of its 2008 Notes. The amendments became effective on July 6, 2009.

As more fully described in Note 2, on September 1, 2009 and September 25, 2009, pursuant to privately negotiated exchange agreements with certain holders of its 2007 Notes, the Company exchanged approximately $30.5 million in aggregate principal amount of the 2007 Notes for approximately $13.7 million in aggregate principal amount of new 2009 Notes.

Reverse Stock Split

As more fully described in Note 11, on September 9, 2009, the Company effected a reverse stock split of the outstanding shares of its common stock, with a par value of $0.001 per share, on the basis of one (1) new share of common stock for each 12 shares of common stock then outstanding. Share and per share amounts have been retroactively adjusted to reflect the impact of the reverse split for all periods presented.

Public Offering of Common Stock and Warrants

As more fully described in Note 12, on October 6, 2009, the Company issued 2,250,000 shares of its common stock and warrants to purchase an additional 900,000 shares of common stock in an underwritten public offering at a price of $6.00 per unit, raising net cash proceeds of approximately $12.3 million.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto, as adjusted, contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 21, 2009.

The Company has incurred a net loss of $18.9 million for the nine months ended September 30, 2009 and has an accumulated deficit of $632.5 million as of September 30, 2009. Based on the Company’s current operating plan, which includes payments to be received by the Company or its consolidated entities from BP Biofuels North America LLC (“BP”) relating to the first and second phases of the strategic partnership, as well as proceeds from the Company’s recent equity financing, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, required and potential payments under the 2007 Notes, the 2008 Notes, and the 2009 Notes, and working capital requirements through 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

During 2010, the Company plans to address the expected shortfall of working capital through one or a combination of actions, including, but not limited to, securing additional corporate partnerships and collaborations, federal, state and local grant funding, selling and financing of assets, incremental product sales, and the sale of additional debt or equity securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

The Company has evaluated subsequent events through November 9, 2009, which is the date these financial statements were issued.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation, as well as its jointly owned subsidiaries Galaxy Biofuels LLC (“Galaxy”), and Vercipia Biofuels LLC (formerly Highlands Ethanol LLC) (“Vercipia”), both determined to be variable interest entities of which the Company is the primary beneficiary as defined by authoritative guidance. As of September 30, 2009, Vercipia had total assets of $8.1 million included in the Company’s condensed consolidated financial statements of which $6.4 million was cash and cash equivalents to be used solely for this entity and is included in the Company’s consolidated cash and cash equivalents. In accordance with authoritative guidance, Galaxy assets were contributed and continue to be held at a zero carrying value.

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

Convertible Debt Instruments

On January 1, 2009, the Company adopted new authoritative guidance, which clarifies the accounting for convertible debt instruments. The adoption of the new guidance affects the accounting for our 2008 Notes. The Company now accounts separately for the liability and equity components of the convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized. The authoritative guidance requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Condensed Consolidated Statement of Operations. On September 21, 2009, the Company filed a Current Report of Form 8-K to reflect the adjustments and reclassifications with respect to the financial information contained in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008 filed on March 16, 2009 and April 30, 2009 required in connection with the retrospective application of authoritative guidance.

New authoritative accounting guidance required retroactive application to the terms of instruments as they existed for all periods presented. The following table sets forth the effect of the retrospective application on certain previously reported line items (in thousands, except per share data):

Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30, 2008			For the Nine Months Ended September 30, 2008
	Originally Reported	Effect of Change	As Adjusted	Originally Reported	Effect of Change	As Adjusted
Interest expense (1)	$(9,673)	$7,165	$(2,508)	$(15,742)	$8,480	$(7,262)
Loss on debt extinguishment (2)	—	(63)	(63)	—	(147)	(147)
Net loss	(133,242)	7,102	(126,140)	(172,973)	8,333	(164,640)
Basic and diluted net loss per share	(24.27)	1.29	(22.98)	(32.87)	1.59	(31.28)

(1)	Represents the decrease in non-cash interest expense of $7.1 million and $7.2 million for the three and nine months ended September 30, 2008 primarily due to the change in accounting for conversions. During 2008, in accordance with authoritative guidance at that time, unamortized debt discounts and debt issuance costs upon conversion were written off to interest expense. Under the new authoritative guidance, conversions are accounted for as gains or losses on debt extinguishment which is accounted for as the difference between the fair value of the debt liability and the carrying value on conversion (principal less unamortized discounts and debt issuance costs). Additionally, non-cash interest expense decreased $1.1 million for the nine months ended September 30, 2008 as result of the increase in capitalized interest for the demonstration-scale facility due to the increase in the effective interest rate of the 2008 Notes.

(2)	Represents the recognition of loss upon conversion of $9.5 million and $11.9 million of principal during the three and nine months ended September 30, 2008. Loss on debt extinguishment is accounted for as the difference between the fair value of the debt liability and the carrying value on the conversion date.

Consolidated Balance Sheet:

	December 31, 2008
	Originally Reported	Effect of Change	As Adjusted
Property, plant and equipment, net (3)	$115,711	$1,560	$117,271
Debt issuance costs and other assets (4)	6,688	(1,255)	5,433
Convertible senior notes, at par value, net of discounts (5)	129,092	1,299	130,391
Additional paid-in capital (6)	583,958	(10,095)	573,863
Accumulated deficit (7)	(622,613)	9,052	(613,561)

(3)	Represents increase in capitalized interest for the demonstration-scale facility as a result of the increase in the effective interest rate of the 2008 Notes.

(4)	Represents the reclassification of debt issuance costs of $2.1 million related to the equity component (conversion option) to additional paid-in capital in stockholders’ equity, partially offset by a decrease in amortization and write-off of debt discount to interest expense upon conversions aggregating approximately $12.1 million in face value due to lower issuance costs related to the debt component.

(5)	Represents the increase in carrying value of the 2008 Notes to reflect the fair value of the debt liability at issuance.

(6)	Represents the adjustment to record the equity component debt discount, offset by the repurchase of the equity component upon conversions and issuance costs related to the equity component.

(7)	Represents the decrease in non-cash interest expense partially offset by the loss on debt extinguishment described above.

Additionally, on January 1, 2009, the Company adopted authoritative guidance which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this guidance required the Company to perform additional analysis on both its freestanding equity derivatives and embedded equity derivative features. The adoption of the guidance revised the Company’s accounting for the 2008 Notes conversion rights, resulting in the Company recording a derivative liability of $13.1 million representing the fair value of the conversion rights as of January 1, 2009. The recording of the derivative liability resulted in the reclassification of the equity component previously included in stockholders’ equity. Further, the Company recognized the cumulative effect of the change in accounting principle as an adjustment to the opening balance of accumulated deficit.

The cumulative adjustment to accumulated deficit related to the 2008 Notes was $5.4 million, which represents the gains on remeasurement that would have been recognized if the new authoritative guidance had been applied from the issuance date on February 27, 2008.

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

Derivative Financial Instruments

The Company’s 2008 and 2009 Notes (see Note 2) have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires certain embedded features to be bifurcated from the debt instrument and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

Fair Value Measurements

Effective January 1, 2009, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The Company did not record an adjustment to accumulated deficit as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$20,969	$—	$—	$20,969	$7,458	$—	$—	$7,458
Derivative – convertible hedge, net (2)	—	—	7	7	—	—	163	163

	$20,969	$—	$7	$20,976	$7,458	$—	$163	$7,621

Liabilities:
Derivative – warrants (3)	$—	$—	$91	$91	$—	$—	$359	$359
Derivative – 2008 Notes compound embedded derivative (4)(6)	—	—	2,446	2,446	—	—	7,769	7,769
Derivative – 2009 Notes Compound Embedded Derivative (5)(6)	—	—	1,816	1,816	—	—	—	—

	$—	$—	$4,353	$4,353	$—	$—	$8,128	$8,128

(1)	Included in cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheet.

(2)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (see Note 2). Classified as a net asset, using significant unobservable inputs (Level 3).

(3)	Represents warrants issued in conjunction with the Company’s 2008 Notes (see Note 2). Classified as a current liability at December 31, 2008 and in long-term liabilities as part of the 2008 Notes carrying value at September 30, 2009, using significant unobservable inputs (Level 3).

(4)

Represents the compound embedded derivative included in the Company’s 2008 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders’ right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative is included in current liabilities as of December 31, 2008 and long term liabilities as part of the 2008 Notes carrying value at September 30, 2009 on the accompanying Condensed Consolidated Balance Sheet.

(5)	Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through the earlier of (i) the date that is two-and-one-half years after the conversion date and (ii) April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at the greater of $9.60 or the applicable stock price at the time of conversion. The embedded derivative is included in long term liabilities as part of the 2009 Notes carrying value on the accompanying Condensed Consolidated Balance Sheet.

(6)	The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2008 and 2009 Notes (collectively, the “Notes”). Because the maximizing condition reflects the expected present value of the Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” provisions do not reflect the maximum potential obligation due under such provisions. As such, the potential “make-whole” obligation was $3.5 million under the 2008 Notes and $3.0 million under the 2009 Notes, assuming all of the outstanding Notes as of September 30, 2009 converted at that time.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from December 31, 2008 to September 30, 2009 (in thousands):

	Derivative Liability- Warrants	Derivative Liability - 2008 Notes Compound Embedded Derivative	Derivative Liability - 2009 Notes “Make-Whole” Provision	Derivative Asset – Convertible Hedge Transaction
Balance at January 1, 2009	$359	$7,769	$—	$163
Adjustment to fair value included in earnings (1)	(341)	(13,128)	—	(160)
Other adjustments (2)	—	10,642	—	—

Balance at March 31, 2009	$18	$5,283	$—	$3
Adjustment to fair value included in earnings (1)	206	9,785	—	48
Other adjustments (3)	—	(4,425)	—	—

Balance at June 30, 2009	$224	$10,643	$—	$51
Issuance of derivative instruments (4)	—	—	2,016	—
Adjustment to fair value included in earnings (1)	(133)	(1,423)	(200)	(44)
Adjustment related to amendment of 2008 Notes included in earnings (5)	—	(3,977)	—	—
Other adjustments (6)	—	(2,797)	—	—

Balance at September 30, 2009	$91	$2,446	$1,816	$7

(1)	The 2008 Notes detachable warrants, compound embedded derivative, convertible hedge transaction and 2009 Notes compound embedded derivative are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2008 Notes compound embedded derivative, detachable warrants, convertible hedge transaction and 2009 Notes compound embedded derivative are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the nine months ended September 30, 2009, the net adjustment to fair value resulted in a gain of $5.1 million and is included in “gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 2).

(2)	Represents increase in derivative liability of $13.1 million related to the 2008 Notes’ conversion rights to be recorded as a derivative liability, partially offset by “make-whole” payments related to the conversion of $10.1 million in face value of the 2008 Notes (see Note 2).

(3)	Represents decrease in derivative liability for “make-whole” payments related to the conversion of $19.3 million in face value of the 2008 Notes. (see Note 2)

(4)	Represents the recognition of compound embedded derivative related to the 2009 Notes exchange in September 2009. (see Note 2)

(5)	Represents the decrease in fair value of the 2008 Notes compound embedded derivative as a result of the amendment in July 2009. (see Note 2)

(6)	Represents decrease in derivative liability for “make-whole” payments related to the conversion of $13.3 million in face value of the 2008 Notes. (see Note 2)

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2009, the Company had $2.0 million in deferred revenue, of which $1.5 million was related to funding from collaborative partners and $0.5 million was related to product sales.

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

The Company recognizes product profit-sharing revenue during the quarter in which such revenue is earned, generally upon shipment by Danisco of product to their customer, based on information provided by the Company’s profit-sharing partner. Profit-sharing revenue is included in product revenue in the Condensed Consolidated Statement of Operations.

The Company records revenue equal to the full value of the manufacturing costs plus profit share for Phyzyme it manufactures through its contract manufacturing agreement with Fermic S.A. in Mexico City. The Company has contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Revenue associated with product manufactured for the Company by Genencor is recognized on a net basis equal to the net profit share received from Danisco, as all the following conditions of reporting net are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk.

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

Variable Interest Entities

As more fully described in Note 7, the Company and BP have entered into a strategic collaboration which includes two special purpose entities, Galaxy and Vercipia, both of which are jointly owned by BP and the Company.

The Company has determined that both Galaxy and Vercipia qualify as variable interest entities and that Verenium is the primary beneficiary of both entities. Because the Company is the primary beneficiary, Galaxy and Vercipia are therefore subject to consolidation by the Company. As a result, BP’s capital contributions are recorded as “Noncontrolling interests in consolidated entities” on the Company’s Condensed Consolidated Balance Sheet. The Company consolidates the operating results of Galaxy and Vercipia, and records an adjustment to the “Noncontrolling interests in consolidated entities” for BP’s share of profits and/or losses in these entities.

On January 1, 2009, the Company adopted recently issued authoritative guidance which recharacterizes the accounting and reporting for minority interests as noncontrolling interests and classifies them as a component of stockholders’ equity. The Company reclassified the noncontrolling interests as stockholders’ equity, including the net loss attributable to noncontrolling interests as part of the Company’s consolidated net loss and provided additional disclosures as part of the Company’s financial statements. The Company implemented the presentation and disclosure requirements of this new standard retrospectively to all periods presented.

The following table presents the changes in stockholders’ equity attributed to noncontrolling interests in consolidated entities for the three and nine months ended September 30, 2009 (in thousands):

Balance at January 1, 2009	$12,000
Net loss	(7,870)
Capital contributions	26,500

Balance at March 31, 2009	30,630
Net loss	(8,925)
Capital contributions	14,500

Balance at June 30, 2009	36,205
Net loss	(8,705)
Capital contributions	26,500

Balance at September 30, 2009	$54,000

As of September 30, 2009, the Company had total assets of $8.1 million pertaining to Vercipia included in the Company’s Condensed Consolidated Balance Sheets. Galaxy assets were contributed and continue to be held at a zero carrying value.

Computation of Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The Company had 10,000 and 21,000 unvested restricted shares outstanding as of September 30, 2009 and 2008. Additionally, pursuant to the merger agreement with Celunol, 125,000 shares of the Company’s common stock issued to former Celunol stockholders were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligation of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto. On June 20, 2008, these shares were released to the former Celunol stockholders.

For purposes of the computation of net loss per share, the unvested restricted shares and the shares held in escrow are considered contingently returnable shares and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

Computation of net loss per share for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding during the period	9,024	5,511	7,474	5,363
Less: Weighted average contingently returnable shares outstanding	(10)	(21)	(8)	(100)

Weighted average shares used in computing basic and diluted net loss per share	9,014	5,490	7,466	5,263

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(2,292)	$(126,140)	$(18,933)	$(164,640)

Net loss per share, basic and diluted	$(0.25)	$(22.98)	$(2.54)	$(31.28)

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	September 30, 2009			December 31, 2008
	2009 Notes	2008 Notes	2007 Notes	2009 Notes	2008 Notes	2007 Notes
Principal value	$13,707	$16,201	$69,033	$—	$58,883	$100,500
Debt premium (discount)	9,915	(6,899)	—	—	(28,992)	—
Derivative liabilities (1)	1,816	2,537	—	—	8,128	—

Total carrying value	25,438	11,839	69,033	—	38,019	100,500
Less: Current portion (representing the fair value of the 2008 Notes compound embedded derivative and warrants being accounted for as derivative liabilities) (1)	—	—	—	—	(8,128)	—

Carrying value, noncurrent portion	$25,438	$11,839	$69,033	$—	$29,891	$100,500

(1)	Represents the 2008 Notes detachable warrants, compound embedded derivative and 2009 Notes compound embedded derivative. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability to settle the warrants, 2008 conversion rights and “make-whole” provisions in shares of common stock as of September 30, 2009. As such, the asserted derivative liability was reclassed to a long-term liability and is included in the 2008 Notes carrying value on its condensed consolidated financial statements at September 30, 2009. As more fully described below under the sub-heading “2008 Notes” and “2009 Notes,” the Company’s total potential obligation under the “make-whole” provisions of the 2008 Notes and 2009 Notes as of September 30, 2009 was $3.5 million and $3.0 million, assuming that all holders of the 2008 Notes and 2009 Notes converted at that time. All or a portion of this “make-whole” payment could be paid in common shares, subject to the satisfaction of certain conditions.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in face value of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 2008 and 2009 Notes. As of September 30, 2009, the Company had $69 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 13.02 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $76.80 per share. The total common shares that would be issued assuming conversion of the entire $69 million in 2007 Notes is 0.9 million shares.

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

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long-term assets on the accompanying Condensed Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Notes

On February 27, 2008, the Company completed a private placement of the 2008 Notes and warrants to purchase shares of Verenium common stock. Concurrent with entering into the purchase agreement for the 2008 Notes, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71.0 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 0.7 million shares of common stock. As of September 30, 2009, the outstanding principal balance on the 2008 Notes was $16.2 million.

On July 1, 2009, the Company entered into amendment agreements with required holders (as defined below) of its 2008 Notes to modify certain terms of all of the 2008 Notes. The amendments became effective on July 6, 2009. Pursuant to their original terms, the 2008 Notes may be amended and restated with the written consent of the holders representing at least 66.67% of the 2008 Notes outstanding (the “Required Holders”). As of July 1, 2009, there was approximately $29.5 million aggregate principal amount of the 2008 Notes outstanding. The Company entered into the amendment agreements with holders of approximately $25.6 million, or 86.8%, of the 2008 Notes.

In connection with the amendment, the conversion price for the 2008 Notes was reduced from $25.56 to $20.88 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. The 2008 Notes are subject to automatic conversion at the Company’s option if the Company’s closing stock price exceeds $41.76 (formerly $98.16 prior to the amendment) per share over a 30-trading day period ending prior to the date the Company provides notice of the automatic conversion to investors, the average daily trading volume of the Company’s stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met. In connection with the amendment, the Company paid $1.5 million in advisory fees which is included in selling, general and administrative expense on the accompanying Condensed Consolidated Statement of Operations.

As disclosed in Note 9, one holder of 2008 Notes that currently holds approximately $3.2 million in aggregate principal amount is a party to a pending lawsuit against the Company, whereby that holder also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that holder’s consent. This holder has not signed the amendment agreement as of November 9, 2009.

Periodic interest payments on the 2008 Notes are approximately $0.3 million every three months, assuming an outstanding balance of $16.2 million, payable on January 1, April 1, July 1 and October 1, of each year. Subject to the satisfaction of certain conditions, the Company may pay interest amounts with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

The 2008 Notes contain several embedded features, which are required to be bifurcated and accounted separately as derivative liabilities in accordance with authoritative guidance. These embedded features are described in two categories: 1) detachable warrants; and 2) a compound embedded derivative, as set forth below.

Detachable Warrants. In connection with the 2008 Notes, the Company issued warrants to purchase up to approximately 666,000 shares of the Company’s common stock. The warrants are exercisable at an initial exercise price of $53.28 per share. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009, the warrants increased to purchase approximately 748,000 shares of the Company’s common stock at an exercise price of $47.38.

Compound embedded derivative. The compound embedded derivative includes certain features of the 2008 Notes, with its major components consisting of: 1) the base conversion rights, including a version of broad-based weighted average anti-dilution provisions, subject to certain limitations; 2) rights upon an event of default or change in control; and, 3) the “make-whole” provision.

Broad-based weighted average anti-dilution protection, subject to certain limitation. In the event that the Company subsequently issues options (excluding options issued under an approved stock plan by the Board of Directors) or convertible securities or other equity or equity-linked securities at a price-per-share which is below the current conversion price of the 2008 Notes, the holders of the 2008 Notes will be entitled to antidilution protection, such that the conversion price will re-set to a price-per share equal to the product of the conversion price in effect and the weighted average impact of the issuance.

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

In addition, concurrent with the issuance of the 2008 Notes, the Company entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), the Company is entitled to purchase approximately 1.1 million shares of the Company’s common stock from the counterparty at a price per share equal to the initial conversion price of $49.08 (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of approximately 1.1 million shares of the Company’s common stock at a price per share of $61.92. The cash cost of the convertible hedge transaction was approximately $6.2 million. The convertible hedge transaction must also be separately valued and accounted for as a derivative under authoritative guidance.

Valuation of Debt Liability and Embedded Features of the 2008 Notes

2008 Notes Debt Liability and Equity Component

Prior to the adoption of recent authoritative guidance, the value assigned to the debt host was based on the residual value of the debt proceeds after allocating the fair value of the compound embedded derivative and detachable warrants. As a result of the adoption, as described under Note 1, the Company was required to separately account for the debt and equity components of the 2008 Notes in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate.

The recent authoritative guidance requires that the carrying amount of the liability component be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. As a result, the Company determined that its effective interest rate was 32.6% and, in the absence of comparable market data, determined that, given the features of the 2008 Notes, this derived effective interest rate was a fair approximation of a market rate of interest for a similar instrument. As a result, the 32.6% rate was applied to the 2008 Notes and coupon interest to calculate the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and the estimated fair value of the liability component is recorded as an equity component.

2008 Notes Detachable Warrants

At inception, as originally reported and as adjusted for the adoption of recent accounting guidance, the fair value of the detachable warrants of $4.7 million was separated from the debt liability and recorded as derivative liabilities which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

At inception, the derivative liability attributed to the warrants could require cash settlement within one year from the balance sheet date since the warrants became exercisable in August 2008. Based upon this, the Company reported the derivative liability related to the warrants as a current liability on its Condensed Consolidated Balance Sheet. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability to settle the warrants in shares of common stock as of September 30, 2009. As such, the asserted derivative liability was reclassed to a long-term liability and is included in the 2008 Notes carrying value on its Condensed Consolidated Balance Sheet at September 30, 2009. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

2008 Notes Compound Embedded Derivative

At inception, as originally reported and as adjusted for the adoption of recent accounting guidance, the fair value of the compound embedded derivative of $31.1 million was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

At inception, the derivative liability arising from the compound embedded derivative could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Furthermore, the amount of the “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument. Based upon this, the Company initially recorded a derivative liability related to the holders’ rights to a “make-whole” payment upon conversion, the portion of the embedded conversion rights that may be settled in cash due to the certain Nasdaq limits, and a derivative liability related to certain other rights. The Company recorded this compound embedded derivative liability as a component of the current portion of convertible debt on its Condensed Consolidated Balance Sheets. On June 4, 2008, in connection with shareholder approval of issuance of shares in excess of certain Nasdaq limits that required shareholder approval before shares in excess of such limits could be issued, $14.7 million of the compound embedded derivative value was reclassified into stockholders’ equity.

However, on January 1, 2009, upon adoption of new authoritative guidance, as described under Note 1, the entire conversion rights were required to be accounted for as a derivative liability. As a result, the fair value of the conversion rights on January 1, 2009 of $13.1 million was reclassified from stockholders’ equity into current liabilities. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability to settle the warrants, 2008 conversion rights and “make-whole” provisions in shares of common stock as of September 30, 2009. As such, the asserted derivative liability was reclassed to a long-term liability and is included in the 2008 Notes carrying value on its Condensed Consolidated Balance Sheet at September 30, 2009. The compound embedded derivative liability, consisting of the “make-whole” and the conversion rights, will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation is $3.5 million if all of the outstanding 2008 Notes as of September 30, 2009 converted on that date.

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the two separate call options that comprise the convertible hedge transaction. The convertible hedge transaction does not qualify for equity classification under authoritative guidance, as there are potential circumstances, though remote, where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the Condensed Consolidated Balance Sheets and is marked-to-market at the end of each reporting period, with any change in value reported as a non- operating expense or income in the Condensed Consolidated Statement of Operations. The Company has determined that the initial cash paid for each of the two separate call options that comprise the convertible hedge transaction approximated fair value. The fair values of the two call options subsequent to the initial issuance date have been determined using the Black-Scholes Merton methodology.

Impact of 2008 Notes Fair Value Remeasurements

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

The fair value of the compound embedded derivative, detachable warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the nine months ended September 30, 2009, the net change in fair value measurements impacting all 2008 Notes derivative assets and liabilities resulted in a gain of $4.9 million.

Loss on Exchange of 2007 Notes

In connection with the issuance of the 2008 Notes, the Company exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and related warrants. Pursuant to authoritative guidance, an exchange of debt instruments with substantially different terms is a debt extinguishment and requires the recognition of a gain or loss on exchange. The Company determined that the exchange qualified as a debt extinguishment, and recorded a loss on the exchange of $3.6 million, equal to the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and warrants issued.

The fair value of the 2008 Notes issued in the exchange was determined using a “lattice” model, consistent with the methodology used to derive the fair value of the compound embedded derivative.

Gain on Amendment of 2008 Notes

As amended, the conversion price of the 2008 Notes was reduced from $25.56 to $20.88 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. Pursuant to authoritative guidance, the Company determined that the amendment qualified as a liability extinguishment, and recorded a gain on the amendment of $4.0 million, equal to the difference between the fair value of the 2008 Notes compound embedded derivative before and after the amendment.

The fair value of the 2008 Notes compound embedded derivative was determined using a “lattice” model.

Conversion of 2008 Notes

Since inception through September 30, 2009, holders of the 2008 Notes have converted principal in the amount of $54.8 million into approximately 3.9 million shares of the Company’s common stock, including approximately 1.9 million shares to satisfy a portion of the related “make-whole” obligations.

During the three and nine months ended September 30, 2009, the Company recorded a gain on conversion of $2.5 million and $8.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three and nine months ended September 30, 2009 was equal to the $13.3 million and $42.7 million of principal less the unamortized debt discount and issuance costs, which totaled $10.0 million and $31.9 million, as of the conversion date. During the three and nine months ended September 30, 2009, the Company issued a total of 1.0 million and 3.6 million shares with a total market value as of the dates of conversion of $7.5 million and $23.3 million to settle the 2008 Notes that were converted and related “make-whole” payments.

Subsequent to September 30, 2009, there have been no additional conversions of principal.

2009 Notes

On September 1, 2009 and September 25, 2009, the Company completed privately negotiated exchanges with certain existing holders of its 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal for the 2007 Notes, for $13.7 million in aggregate principal amount of the 2009 Notes.

The 2009 Notes are secured by a first priority lien (subject to certain exceptions and permitted liens) on certain of the Company’s assets including, subject to certain limitations, present and future receivables, inventory, general intangibles, equipment, investment property, stock of subsidiaries, and certain other assets and proceeds relating thereto. The collateral securing 2009 Notes is subject to certain carve-outs, including without limitation, cash and cash equivalents and intellectual property.

The 2009 Notes bear interest at 9% per year, payable in cash, or at the option of the Company, in shares of common stock or a combination thereof, semi-annually, and are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make-

whole fundamental change” that occurs before April 5, 2012 may in certain circumstances be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than $7.32 per share. The total common shares that would be issued assuming conversion of the entire $13.7 million in 2009 Notes is 1.4 million shares, excluding common shares to be issued for potential “make-whole” payments.

If the Company’s closing stock price exceeds $19.20 (which represents 200% of the conversion price in effect) per share for at least 20-trading days over a 30-trading day period, the Company may, at its option, elect to terminate the right of the holders to convert their 2009 Notes.

On or after April 5, 2012, the Company may, at its option, redeem the 2009 Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the 2009 Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their 2009 Notes at a purchase price in cash equal to 100% of the principal amount of the 2009 Notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their 2009 Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2009 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2009 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

Periodic interest payments on the 2009 Notes are approximately $0.6 million every six months, assuming an outstanding balance of $13.7 million, payable on April 1 and October 1, of each year, with the first payment due April 1, 2010. Subject to the satisfaction of certain conditions, the Company may pay interest with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

The 2009 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through the earlier of (i) the date that is two-and-one-half years after the conversion date and (ii) April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2009 Notes provide that the Company may, subject to the satisfaction of certain conditions, pay “make-whole” amounts with shares of its common stock valued at the greater of (i) the conversion price then in effect or (ii) the 10 day volume weighted average price for the 10-days immediately preceding the conversion notice.

In connection with the 2009 Notes offering, the Company paid $0.6 million in financing charges, which was expensed to selling, general and administrative on the accompanying Condensed Consolidated Statement of Operations.

Valuation of Compound Embedded Derivative of the 2009 Notes

The compound embedded derivative includes the “make-whole” provision and the put features of the 2009 Notes. The “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument. The put features of the 2009 Notes allow for the holders to require the Company to purchase the Notes at 100% principal on each April 1, 2012, 2017, and 2022 or upon a fundamental change. The put features are contingently exercisable and the 2009 Notes were issued at a discount, as such, the authoritative guidance requires the put features to be bifurcated and accounted for as a derivative liability. Based upon this, the Company recorded a derivative liability of $2.0 million equal to the fair value of the “make-whole” provision and put features. The compound embedded derivative liability was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2009 Notes, and as unamortized discount, which is being accreted through April 1, 2012, the first date the holders can require the Company to purchase the 2009 Notes using the effective interest method. The Company recorded this derivative liability as a component of the 2009 Notes carrying value on its Condensed Consolidated Balance Sheet. The compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2009 Notes. Because the maximizing condition reflects the expected present value of the 2009 Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation would have been $3.0 million if all of the outstanding 2009 Notes as of September 30, 2009 had converted on that date.

Impact of 2009 Notes Fair Value Remeasurements

The fair value of the compound embedded derivative is marked-to-market each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity if settled in the Company’s common stock.

The fair value of the compound embedded derivative is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the nine months ended September 30, 2009, the net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a gain of $0.2 million.

Exchange of 2007 Notes

In connection with the issuance of the 2009 Notes, the Company exchanged $30.5 million in aggregate principal amount of the 2007 Notes for approximately $13.7 million in aggregate principal amount of the 2009 Notes. Pursuant to authoritative guidance, it was determined that the noteholders of the 2007 Notes exchanged granted a concession to the Company primarily as a result of the reduction in principal of 2009 Notes issued as part of the exchange. As a result, the Company, in accordance with authoritative guidance, accounted for the exchange as a troubled debt restructuring and recorded the 2009 Notes at the 2007 Notes carrying value. This resulted in a debt premium of $16.1 million, of which $12.0 million will be amortized through the April 1, 2027 maturity of the 2009 Notes, as an offset to interest expense, and $4.1 million was recorded as additional paid in capital. The carrying value of the 2007 Notes was equal to the $30.5 million of principal less the unamortized issuance costs, which totaled $29.8 million, as of the exchange date.

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
5.5% coupon interest, payable in cash	$1,230	$1,396	$3,953	$4,347
Non-cash amortization of debt issuance costs	218	222	682	687

2007 Notes Total	1,448	1,618	4,635	5,034

8% coupon interest, payable in cash or common stock	407	1,301	2,249	3,233
Non-cash accretion of debt discount (1)	534	1,176	2,623	2,796
Non-cash amortization of debt issuance costs	51	132	225	306

2008 Notes Total	992	2,609	5,097	6,335

9% coupon interest, payable in cash or common stock	103	—	103	—
Non-cash amortization of debt premium (2)	(32)	—	(32)	—

2009 Notes Total	71	—	71	—

(1)	The initial debt discount relates to the 2008 Notes compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense over the term of the 2008 Notes, or approximately four years.

(2)	The initial debt premium relates to the 2009 Notes being recorded at 2007 Notes carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense through maturity of the 2009 Notes, April 1, 2027.

3. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a first-in, first-out (FIFO) basis. Inventory consists of the following (in thousands) as of:

	September 30, 2009	December 31, 2008
Raw materials	$500	$607
Work in progress	366	241
Finished goods	2,658	1,824

	3,524	2,672
Reserve	(300)	(240)

Net inventory	$3,224	$2,432

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

Property and equipment consist of the following (in thousands) as of:

	September 30, 2009	December 31, 2008
Laboratory, machinery and equipment	$50,387	$50,477
Computer equipment	13,037	12,838
Furniture and fixtures	6,325	6,325
Leasehold improvements	9,236	9,194
Land	1,560	1,560
Pilot facility	18,739	18,904
Demonstration facility	94,062	90,996

Property and equipment, gross	193,346	190,294
Less: Accumulated depreciation and amortization	(83,044)	(73,023)

Property and equipment, net	$110,302	$117,271

Included in the costs of its demonstration facility as of September 30, 2009 and December 31, 2008 is $7.8 million and $6.8 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility. The demonstration facility was placed in service in February 2009, and as such, the Company ceased capitalizing interest on that date.

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

Depreciation related to the pilot and demonstration facilities begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and is being depreciated over a 10-year life. Subsequent modifications to the pilot facility which do not extend its useful life but meet the criteria for capitalization are considered immediately placed in service when incurred, and depreciated over the remainder of the pilot facility’s useful life. The demonstration facility was placed in service in February 2009. During the three and nine months ended September 30, 2009, the demonstration facility is being depreciated using an estimated 10-year life. The Company is in the process of performing an evaluation to determine the final useful lives for the demonstration-scale facility and each of its components.

Accrued expenses

Accrued liabilities consist of the following (in thousands) as of:

	September 30, 2009	December 31, 2008
Employee compensation	$6,355	$6,050
Accrued taxes	4,664	2,851
Professional and outside services	3,024	2,608
Accrued interest on convertible notes	2,325	1,382
Royalties	1,137	1,233
Restructuring reserve, current portion	967	917
Other	2,259	1,089

	$20,731	$16,130

4. Segment Information and Concentration of Business Risk

Segment Information

The Company operates in two segments identified as biofuels and specialty enzymes. The biofuels segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol from cellulosic biomass. The specialty enzymes segment develops high performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes.

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross margin, total operating expenses and capital expenditures. For the three and nine months ended September 30, 2009, the specialty enzyme segment comprised 100% of product revenues, and cost of product revenues. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segment operated on a stand-alone basis.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$11,026	$—	$11,026	$—	$12,377	$—	$12,377
Collaborative and grant revenue	6,309	1,275	—	7,584	420	3,579	—	3,999

Total revenues	$6,309	$12,301	$—	$18,610	$420	$15,956	$—	$16,376

Product gross profit	$—	$3,748	$—	$3,748	$—	$2,808	$—	$2,808

Operating expenses (excluding cost of goods sold) *	$18,080	$3,028	$6,854	$27,962	$11,490	$9,120	$114,511	$135,121

Total operating loss	$(11,771)	$1,995	$(6,854)	$(16,630)	$(11,070)	$(2,733)	$(114,511)	$(128,314)
Loss attributed to noncontrolling interests in consolidated entities	$8,705	$—	$—	$8,705	$5,000	$—	$—	$5,000

Operating income (loss) attributed to Verenium	$(3,066)	$1,995	$(6,854)	$(7,925)	$(6,070)	$(2,733)	$(114,511)	$(123,314)

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total

Product revenue	$—	$32,094	$—	$32,094	$—	$36,953	$—	$36,953
Collaborative and grant revenue	6,548	10,650	—	17,198	844	12,117	—	12,961

Total revenues	$6,548	$42,744	$—	$49,292	$844	$49,070	$—	$49,914

Product gross profit	$—	$11,611	$—	$11,611	$—	$9,931	$—	$9,931

Operating expenses (excluding cost of goods sold) *	$51,620	$12,519	$17,807	$81,946	$30,784	$25,979	$126,887	$183,650

Total operating loss	$(45,072)	$9,742	$(17,807)	$(53,137)	$(29,940)	$(3,931)	$(126,887)	$(160,758)
Loss attributed to noncontrolling interests in consolidated entities	$25,500	$—	$—	$25,500	$5,000	$—	$—	$5,000

Operating income (loss) attributed to Verenium	$(19,572)	$9,742	$(17,807)	$(27,637)	$(24,940)	$(3,931)	$(126,887)	$(155,758)

Capital expenditures	$3,089	$—	$—	$3,089	$42,311	$2,082	$1,901	$46,294

*	Corporate operating expenses include approximately $106.1 million in a non-cash goodwill impairment charge in 2008.

Identifiable assets by operating segment are set forth below (in thousands):

	As of September 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$104,897	$2,763	$2,642	$110,302
Cash and other assets (1)	8,674	21,967	20,524	51,165

Total identifiable assets	$113,571	$24,730	$23,166	$161,467

(1)	As of September 30, 2009, Biofuels cash and other assets includes $6.4 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	21,142	14,508	36,352

Total identifiable assets	$109,732	$24,644	$19,247	$153,623

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 43% and 60% of total revenue for the three months ended September 30, 2009 and 2008 and 48% and 56% for the nine months ended September 30, 2009 and 2008. Accounts receivable from this one customer comprised approximately 45% of accounts receivable at September 30, 2009 and 68% at December 31, 2008.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
North America	$10,221	$4,600	$24,693	$14,451
Europe	6,687	8,363	19,519	24,705
South America	1,466	3,035	4,392	9,760
Asia	236	378	688	998

	$18,610	$16,376	$49,292	$49,914

For the nine months ended September 30, 2009 and 2008, 67% and 83% of the Company’s product revenue has come from one focus area, animal nutrition and health.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of assets held at Fermic reported on the Company’s Consolidated Balance Sheets at September 30, 2009 totaled approximately $2.8 million.

5. Share-based Compensation

The Company recognized share-based compensation expense of $1.2 million and $3.2 million during the three months ended September 30, 2009 and 2008, and $6.4 million and $9.4 million during the nine months ended September 30, 2009 and 2008. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$303	$1,019	$2,073	$3,491
Selling, general and administrative	946	2,228	4,281	5,939

	$1,249	$3,247	$6,354	$9,430

As of September 30, 2009, there was $3.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans, including the impact of options and restricted shares assumed in the Company’s merger with Celunol Corp. This expense is expected to be recognized over a weighted-average period of 2.1 years as follows (in thousands):

Fiscal Year 2009 (October 1, 2009 to December 31, 2009)	$645
Fiscal Year 2010	1,823
Fiscal Year 2011	873
Fiscal Year 2012	320
Thereafter	180

$3,841

6. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to authoritative guidance requiring accrual of all exit related costs, the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through September 30, 2009 (in thousands):

Balance at January 1, 2006	$—
Accrued and expensed through December 31, 2008	11,023
Charged against accrual through December 31, 2008	(7,964)
Adjustments and revisions through December 31, 2008	3,033

Balance at January 1, 2009	6,092
Charged against accrual	(258)
Adjustments and revisions	90

Balance at March 31, 2009	5,924
Charged against accrual	(219)
Adjustments and revisions	190

Balance at June 30, 2009	5,895
Charged against accrual	(221)
Adjustments and revisions	117
Balance at September 30, 2009	$5,791

The facility consolidation costs are based on estimates, representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016.

Pursuant to authoritative guidance, the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments. For the three and nine months ended September 30, 2009, the restructuring reserve was adjusted by $0.1 million and $0.4 million representing the net present value adjustment for the period, for a total gross obligation of $8.2 million, net of sublease income, as of September 30, 2009.

For the three and nine months ended September 30, 2009 and 2008, the adjustments and revisions related to restructuring activities were immaterial, and are included in “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statement of Operations.

7. Related-Party Transactions

Syngenta AG

The Company has had ongoing research collaboration with Syngenta since 1999 and in January 2007 the Company announced a new 10-year research and development partnership with Syngenta, which previously owned more than 10% of the Company’s common stock. As of September 30, 2009, Syngenta no longer is a related party of the Company.

The Company recognized revenue from Syngenta and its affiliates of $2.0 million and $9.7 million for the three and nine months ended September 30, 2008. Deferred revenue associated with Syngenta was $1.4 million at December 31, 2008.

As more fully described in Note 12, on October 28, 2009, the Company entered into an agreement with Syngenta in connection with the completion of previously defined programs under their joint research collaboration.

BP Biofuels North America LLC

The Company has a strategic partnership with BP, which through September 30, 2009 has provided approximately $92 million in funding. BP is committed to additional funding of $20.5 million through January 2010, subject to the Company’s performance under its existing joint ventures, Galaxy Biofuels LLC and Vercipia Biofuels. The Company has determined that these joint ventures are subject to consolidation by the Company, in accordance with current authoritative guidance.

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

As a result, the Company’s Condensed Consolidated Balance Sheets include a line item called “Noncontrolling interests in consolidated entities,” which reflects BP’s ownership of Galaxy’s equity. This line item is adjusted by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to the Company on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the Condensed Consolidated Statement of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Since inception, Galaxy has incurred approximately $70 million in losses through September 30, 2009, 50% of which have been allocated to BP. The Company anticipates Galaxy will continue to incur losses related to ongoing joint development through at least the initial 18 months of the strategic partnership.

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

In return for its 50% interest in Vercipia, BP agreed to pay Vercipia $22.5 million in an initial cash commitment and the Company agreed to contribute development assets related to its Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. BP’s contribution is payable in four installments: $7.0 million was paid on April 1, 2009, $5.0 was paid on July 1, 2009, $3.0 million was paid on October 1, 2009, and $7.5 million is due January 4, 2010. As of September 30, 2009, $6.8 million of the Company’s consolidated cash and cash equivalents is limited for use in Vercipia operations.

Vercipia will initially focus on developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site in 2010. The estimated construction cost for this facility, which is expected to produce 36 million gallons-per-year, is estimated to be approximately $300 million. Production from this plant is expected to begin in 2012.

All intercompany amounts have been properly eliminated upon consolidation, and the noncontrolling interest is presented in accordance with authoritative guidance, on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations.

8. Commitments

Letter of Credit

Pursuant to its facilities leases for office and laboratory space in San Diego, the Company is required to maintain a letter of credit on behalf of its landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on a minimum level of working capital and market capitalization.

As of September 30, 2009, the Company had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing approximately 24 months current rent, per the lease agreement. The letter of credit is issued under the Company’s existing bank agreement. The Company is required by the Bank to secure this obligation with cash, which is reflected as restricted cash on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2009. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord.

9. Contingencies

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Similar petitions, as well as one or more direct appeals, may be filed by other shareholders. If permission to appeal is denied, or if the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the objecting shareholders are seeking to challenge the settlement on appeal, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) and, with the recent amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse-split adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) asserting that CVI is entitled to additional shares based on the applicable conversions, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended. An initial pre-trial conference was held on August 11, 2009 and the case is presently in the discovery phase.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes and the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes, CVI filed a Motion to Amend First Amended Complaint (the “Motion”). CVI’s proposed amended pleading alleges that the Company further breached the Note by both amending the terms of the Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that the conversion rate has once again inappropriately been changed as a result of the transactions. The Company opposed the Motion on October 21, 2009, on the ground of futility, arguing that the amendment was proper under the plain language of the Notes. A status conference was held on November 5, 2009, and the Motion remains pending.

Between February 27, 2009 through November 9, 2009, the holder has converted approximately $11.25 million in face value, and the Company has issued approximately 11.3 million shares, or 0.9 million on a reverse-split adjusted basis, to settle these conversions and related “make-whole” obligations at $25.56 or, following the recent amendment of the 2008 Notes, $20.88 per share. Assuming a conversion price of $17.64, 1.7 million additional shares, or 0.2 million on a reverse-split adjusted basis, would be issuable in connection with these conversions. If the Company were to be found to have not satisfied its obligations under the 2008 Notes, because the Company processed the applicable conversion notices at the wrong conversion price, the Company could, among other negative consequences, be required to redeem the 2008 Notes in whole or in part. The Company does not believe that this lawsuit will have a material impact on its financial statements. The Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

Royalty Lawsuit

On August 31, 2009, the Company initiated an arbitration proceeding against Asahi Glass Co., Ltd. (“Asahi”) in the ICC International Court of Arbitration. The arbitration relates to a license agreement with Asahi whereby the Company obtained the right to use Asahi technology in connection with the manufacture of a product sold by the Company. In the arbitration, the Company seeks determinations that historical royalty payments made to Asahi were properly calculated and paid, reflecting all amounts properly subject to royalty obligations, and that Asahi has wrongfully interfered with advantageous business relations of the Company, as well as reimbursement of its damages, costs and expenses. In response to the Company’s Request for Arbitration, Asahi has claimed entitlement to additional royalties, breach of contract, patent infringement, misappropriation of trade secrets, breach of a covenant of good faith and fair dealing, and, if the Company is not found to have breached any of its obligations, seeks to set aside the contract. The Company believes it has valid defenses to Asahi’s claims, and intends to pursue those defenses, as well as its pending claims against Asahi, vigorously.

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

10. Recent Accounting Pronouncements

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

Business Combinations

On January 1, 2009, the Company adopted the revised FASB authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of the revised guidance were applied in valuing the assets in the Vercipia joint venture. Pursuant to the provisions, as the Company is consolidating the entity as prescribed by the variable interest authoritative guidance, the assets contributed are carried on the Company’s balance sheet at their respective carrying values. Accordingly, the adoption of the revised business combination guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB amended authoritative guidance which addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the fair value as of the acquisition date cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate the adoption of this guidance to have a material impact on its future consolidated financial statements, absent any material business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance for Noncontrolling Interests in Consolidated Financial Statements. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net loss attributable to noncontrolling interests for such subsidiaries is presented as net loss applicable to noncontrolling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet. Effective January 1, 2009, the Company adopted this guidance. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling interests in the Company’s consolidated financial statements and notes to the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements, the Company was required to reflect the change in presentation and disclosure for the period ending March 31, 2009 and all periods presented in future filings.

Accounting for Convertible Debt Instruments

On January 1, 2009, the Company adopted the cash conversion subsections of new authoritative literature, which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The cash conversion subsections require issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The cash conversion subsections require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

The cash conversion subsections require retrospective application to the terms of instruments as they existed for all periods presented. The adoption of the cash conversion subsections affects the accounting for our 2008 Notes.

Fair Value Accounting

On February 6, 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB amended existing guidance on determining whether an impairment for investments in debt securities is other than temporary. The Company adopted the revised guidance on a prospective basis beginning April 1, 2009. The application of the revised guidance did not have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance that provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The guidance is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first interim reporting period beginning after issuance. The Company does not anticipate the adoption of this guidance to have a material impact on the Company’s future consolidated financial statements.

Subsequent Events

In June 2009, the Company adopted a new accounting pronouncement which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. In accordance with the new guidance, the Company evaluated subsequent events after the balance sheet date of September 30, 3009 through November 9, 2009. The Company applied the provisions to determine the accounting and disclosure required for the subsequent event detailed in Note 12 below.

Joint Venture Accounting

In June 2009, a new accounting pronouncement was issued, which changes the approach to determine the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for the Company beginning on January 1, 2010. The Company is currently assessing the impact of this new guidance on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. The guidance also removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s future consolidated financial statements.

11. Reverse Stock Split

On September 9, 2009, the Company filed an amendment to its Certificate of Incorporation (i) establishing a 1-for-12 reverse split of common stock, and (ii) reducing the number of our outstanding shares of common stock to 9,427,851. Every 12 shares of (old) common stock which were held as of September 9, 2009, the effective date, were converted into one share of (new) common stock. Share and per share amounts have been retroactively adjusted to reflect the impact of the reverse split for all periods presented.

12. Subsequent Events

Public Offering of Common Stock and Warrants

On October 6, 2009, the Company issued 2,250,000 shares of its common stock and warrants to purchase an additional 900,000 shares of common stock in an underwritten public offering at a price of $6.00 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The shares of common stock and warrants are immediately separable and will be issued separately. The warrants have a five-year term and an exercise price of $7.59. Net proceeds after underwriting discounts and commissions and estimated expenses, were approximately $12.3 million. The offering closed on October 9, 2009.

Tender Offer

In May 2009, the Company’s Board of Directors authorized a stock option exchange program to allow eligible employees the opportunity to exchange certain options granted under the Company’s equity incentive plans. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders on September 1, 2009, and on October 13, 2009, the Company issued a Tender Offer to all holders of eligible options. Pursuant to the Tender Offer, options to purchase common stock that have an exercise price greater than $5.01 per share are eligible for replacement options with lower exercise prices. Fifty percent of all exchanged options will be subject to two additional years added to the existing vesting terms. The Tender Offer is expected to expire on November 12, 2009, at which time, the exchange will be accounted for as a modification to the existing options in accordance with authoritative guidance. The incremental value to the option holders created as a result of the modification will be recognized as additional compensation expense. Assuming all eligible options are exchanged, this amount is estimated to be approximately $1.8 million and will be recognized over the modified vesting period.

Completion of Syngenta Research Collaboration

On October 28, 2009, the Company entered into an agreement with Syngenta in connection with the completion of previously defined programs under their joint research collaboration. Pursuant to the agreement, the Company gained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through other non-plant means. As a result of this transaction, the Company will receive license fees, including royalties, for a commercial enzyme candidate that Syngenta formerly licensed to a third party. In addition, the Company obtained broad rights to several late-stage enzyme development candidates.

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

Forward-looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	the length of time that we will be able to fund our operations with existing cash and cash commitments and from other sources or potential sources of financing;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the expected benefits of our strategic partnership with BP Biofuels North America LLC (“BP”);

•	our ability to continue as a going concern;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effects of governmental regulation and programs on our business and financial results;

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

•

our ability to repay our outstanding debt (including in connection with any “make-whole” payments that may be due upon conversion of our 8% Senior Convertible Notes due April 1, 2012 (“2008 Notes”) and 9% Convertible Senior Secured Notes due April 1, 2027 (“2009 Notes”));

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

•	the continued development of our pilot facility;

•	the optimization of our demonstration-scale facility and our plans to prove the economic and commercial viability of our cellulosic ethanol production process in 2010;

•

our expectation that production from the commercial-scale cellulosic ethanol facility that Vercipia Biofuels LLC (formerly Highlands Ethanol LLC) (“Vercipia”) is developing in Highlands, Florida will begin in 2012 and that we will break ground for that facility in 2010, and that the estimated construction cost for that facility will be approximately $300 million;

•	the financing, development and construction of commercial-scale cellulosic ethanol facilities;

•	our ability to use multiple non-food feedstocks to produce cellulosic ethanol;

•	our expectation regarding funding amounts from the U.S. Department of Energy; and

•	the implied value of our biofuels business model.

Forward looking statements applicable to our specialty enzymes business include statements related to:

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins; and

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of the products in our specialty enzymes business.

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, including our strategic partnership with BP, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, the timing of conversion of the 2008 and 2009 Notes, if any, and our ability to make any required cash “make-whole” payments due upon such conversion at that time and other risks associated with the 2008 and 2009 Notes as set forth in the section of this report entitled “Risk Factors,” and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Overview

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation and jointly-owned subsidiaries with BP, Galaxy Biofuels LLC (“Galaxy”), and Vercipia, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We believe the most significant commercial opportunity for our biofuels business segment will be derived from the large-scale commercial production of cellulosic ethanol derived from multiple non-food biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

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

We have a substantial intellectual property estate comprising more than 260 issued patents and more than 383 pending patents as of September 30, 2009. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection on key intellectual property assets.

Excluding our non-cash gains in the first quarter of 2009 attributed to our 2008 Notes, we have incurred net losses since our inception. For the nine months ended September 30, 2009, we had a net loss of $18.9 million, and as of September 30, 2009, we had an accumulated deficit of $632.5 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of any combination of one or more of the following:

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

As more fully described in the Liquidity and Capital Resources section beginning on page 43, Risk Factors beginning on page 52 and Note 1 of the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the substantial doubt in our ability to continue as a going concern. While we believe that we will be successful in raising or generating additional cash through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling or financing assets, incremental product sales and the additional sale of equity or debt securities, if we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

2008 Notes Amendment

On July 1, 2009, we entered into amendment agreements with required holders (as defined below) of our 2008 Notes to modify certain terms of the 2008 Notes. The amendments became effective on July 6, 2009. Pursuant to the terms of the 2008 Notes, the 2008 Notes may be amended and restated with the written consent of the holders representing at least 66.67% of the 2008 Notes outstanding (the “Required Holders”). As of July 1, 2009, there was approximately $29.5 million aggregate principal amount of the 2008 Notes outstanding. We entered into the amendment agreements with all but one of the noteholders, which include the holders of approximately $25.6 million or 86.8% of the 2008 Notes.

The amendment agreements provide for the following:

•	lowering the conversion price from $25.56 to $20.88;

•	lowering the price at which the 2008 Notes are subject to automatic conversion at the Company’s option and subject to the satisfaction of certain conditions from $98.16 to $41.76;

•	clarifications for the provisions that provide for interest and make-whole payments to be made in shares of our common stock, subject to certain restrictions;

•	modification of the anti-dilution protections from full ratchet to, in most cases, a version of broad-based weighted average, subject to certain limitations; and

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

As disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements, one holder of 2008 Notes that currently holds approximately $3.2 million in aggregate principal amount is a party to a pending lawsuit against us, whereby that holder also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that holder’s consent.

2009 Notes

On September 1, 2009 and September 25, 2009, we completed privately negotiated exchanges with certain existing holders of our 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal for the 2007 Notes, for $13.7 million in aggregate principal amount of 2009 Notes.

The 2009 Notes are secured by a first priority lien (subject to certain exceptions and permitted liens) on certain of our assets including, present and future receivables, inventory, general intangibles, equipment, investment property, stock of subsidiaries, and certain other assets and proceeds relating thereto. The collateral securing 2009 Notes is subject to certain carve-outs, cash and cash equivalents and intellectual property.

The 2009 Notes bear interest at 9% per year, payable in cash semi-annually, and commencing on October 1, 2009, are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of our common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make-whole fundamental change” that occurs before April 5, 2012 may in certain circumstances be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than the $7.32 per share. The total common shares that would be issued assuming conversion of the entire $13.7 million in 2009 Notes is 1.4 million shares, excluding common shares to be issued for potential “make-whole” payments.

Public Offering of Common Stock and Warrants

On October 6, 2009, we issued 2,250,000 shares of our common stock and warrants to purchase an additional 900,000 shares of common stock in an underwritten public offering at a price of $6.00 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The shares of common stock and warrants are immediately separable and will be issued separately. The warrants have a five-year term and an exercise price of $7.59. Net proceeds after underwriting discounts and commissions and expenses, were approximately $12.3 million.

Completion of Syngenta Research Collaboration

On October 28, 2009, we entered into an agreement with Syngenta in connection with the completion of previously defined programs under our joint research collaboration. We have executed an agreement whereby we gained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through non-plant means such as algae. As a result of this transaction we will receive license fees, including royalties, for a commercial enzyme candidate that Syngenta formerly licensed to another party. In addition, we obtained broad rights to several late-stage enzyme development candidates.

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the three and nine months ended September 30, 2009, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

Selected operating results for the three and nine months ended September 30, 2009 and 2008, and identifiable assets as of September 30, 2009 and December 31, 2008 for each of our business segments is set forth below (in thousands):

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$11,026	$—	$11,026	$—	$12,377	$—	$12,377
Collaborative and grant revenue	6,309	1,275	—	7,584	420	3,579	—	3,999

Total revenues	$6,309	$12,301	$—	$18,610	$420	$15,956	$—	$16,376

Product gross profit	$—	$3,748	$—	$3,748	$—	$2,808	$—	$2,808

Operating expenses (excluding cost of goods sold) *	$18,080	$3,028	$6,854	$27,962	$11,490	$9,120	$114,511	$135,121

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Total operating loss	$(11,771)	$1,995	$(6,854)	$(16,630)	$(11,070)	$(2,733)	$(114,511)	$(128,314)
Loss attributed to noncontrolling interests in consolidated entities	$8,705	$—	$—	$8,705	$5,000	$—	$—	$5,000

Operating income (loss) attributed to Verenium	$(3,066)	$1,995	$(6,854)	$(7,925)	$(6,070)	$(2,733)	$(114,511)	$(123,314)

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$32,094	$—	$32,094	$—	$36,953	$—	$36,953
Collaborative and grant revenue	6,548	10,650	—	17,198	844	12,117	—	12,961

Total revenues	$6,548	$42,744	$—	$49,292	$844	$49,070	$—	$49,914

Product gross profit	$—	$11,611	$—	$11,611	$—	$9,931	$—	$9,931

Operating expenses (excluding cost of goods sold) *	$51,620	$12,519	$17,807	$81,946	$30,784	$25,979	$126,887	$183,650

Total operating loss	$(45,072)	$9,742	$(17,807)	$(53,137)	$(29,940)	$(3,931)	$(126,887)	$(160,758)
Loss attributed to noncontrolling interests in consolidated entities	$25,500	$—	$—	$25,500	$5,000	$—	$—	$5,000

Operating income (loss) attributed to Verenium	$(19,572)	$9,742	$(17,807)	$(27,637)	$(24,940)	$(3,931)	$(126,887)	$(155,758)

Capital expenditures	$3,089	$—	$—	$3,089	$42,311	$2,082	$1,901	$46,294

*	Corporate operating expenses include approximately $106.1 million in a non-cash goodwill impairment charge in 2008.

Identifiable assets by operating segment are set forth below (in thousands):

	As of September 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$104,897	$2,763	$2,642	$110,302
Cash and other assets (1)	8,674	21,967	20,524	51,165

Total identifiable assets	$113,571	$24,730	$23,166	$161,467

(1)	As of September 30, 2009, Biofuels cash and other assets includes $6.4 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	21,142	14,508	36,352

Total identifiable assets	$109,732	$24,644	$19,247	$153,623

Consolidated Results of Operations

Revenues

Revenues for the periods ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Revenues:
Phyzyme phytase	$7,919	$9,902	(20)%	$23,846	$27,819	(14)%
All other products	3,107	2,475	26%	8,248	9,134	(10)%

Total product	11,026	12,377	(11)%	32,094	36,953	(13)%
Collaborative	972	2,828	(66)%	3,554	10,244	(65)%
Grant	6,612	1,171	465%	13,644	2,717	402%

Total revenues	$18,610	$16,376	14%	$49,292	$49,914	(1)%

Revenues increased 14%, or $2.2 million, to $18.6 million for the three months ended September 30, 2009 and decreased 1%, or $0.6 million, to $49.3 million for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, our revenue mix continued to shift to a larger percentage of product and grant revenues, consistent with our strategy to grow product sales and biofuels projects, and de-emphasize collaborations that are not core to our strategic market focus. Product and grant revenues represented 95% and 93% of total revenues for the three and nine months ended September 30, 2009, as compared to 83% and 79% for the three and nine months ended September 30, 2008.

Product revenues decreased $1.4 million, or 11%, for the three months ended September 30, 2009 and $4.9 million, or 13%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. This decrease is attributed primarily to the following factors:

•

While gross shipments of Phyzyme for the three and six months ended September 30, 2009 remained at levels comparable to 2008, our reported net Phyzyme revenue was lower than our reported net revenue in the same periods of the prior year. This is attributed to a larger percentage of Phyzyme sales manufactured by Genencor, a subsidiary of Danisco, for which we recognize only the profit share component of Phyzyme sales, in accordance with current accounting rules. Due to capacity constraints during late 2008, we contracted with Genencor to serve as a second-source manufacturer of Phyzyme. Pursuant to current accounting rules, we recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the net profit share received from Danisco, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture at Fermic.

•	We discontinued two of our product lines, Bayovac-SRS and Quantum, during early 2008.

Revenues from Phyzyme represented approximately 72% and 74% of total product revenues for the three and nine months ended September 30, 2009 as compared to 80% and 75% for the three and nine months ended September 30, 2008. We expect that Phyzyme will continue to represent a significant percentage of our total product revenues in the foreseeable future.

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

We experienced a decline in our product revenue during the three and nine months ended September 30, 2009 compared to 2008 due in part to all of these factors.

Grant revenue increased 465%, or $5.4 million, to $6.6 million for the three months ended September 30, 2009 and 402%, or $10.9 million, to $13.6 million for the nine months ended September 30, 2009. The increase in grant revenue was primarily attributable to various new grants awarded during late 2008 and early 2009 from the Department of Energy to further optimize our demonstration-scale facility. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of September 30, 2009, we have committed funding from various governmental agencies totaling $21.3 million through 2012, and expect to continue to see an increase in grant revenue during 2009 as compared to 2008.

Collaborative revenue decreased 66%, or $1.9 million, to $1.0 million for the three months ended September 30, 2009 and 65%, or $6.7 million, to $3.6 million for the nine months ended September 30, 2009. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products and biofuels projects. We anticipate that collaborative revenue will continue to decrease in 2009 as compared to 2008, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to the expected wind-down of projects with existing strategic collaborators such as Syngenta, and BASF. For example, under the terms of our 10-year agreement with Syngenta, our two-year funding period totaling $8 million per year expired on December 31, 2008.

On October 28, 2009, we completed previously defined programs under our joint research collaboration with Syngenta. In connection with the completion of those programs, the parties have executed an agreement whereby we gained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through non-plant means such as algae, further bolstering its strong specialty enzymes product pipeline.

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

Product Gross Margin

Product gross margin for the periods ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Product revenue	$11,026	$12,377	(11)%	$32,094	$36,953	(13)%
Cost of product revenue	7,278	9,569	(24)%	20,483	27,022	(24)%

Product gross margin	3,748	2,808	34%	11,611	9,931	17%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue decreased $2.3 million, or 24%, to $7.3 million for the three months ended September 30, 2009 and decreased $6.5 million, or 24%, to $20.5 million for the nine months ended September 30, 2009. This decrease resulted primarily from the change in production for our Phyzyme product revenue and related cost manufactured by Genencor as described below and lower capacity utilization at Fermic as a result of the decrease in product revenue described above.

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

Product gross margin totaled $3.7 million, or 34% of product revenue for the three months ended September 30, 2009 compared to $2.8 million, or 23% of product revenue for the three months ended September 30, 2008, and $11.6 million, or 36% of product revenue, for the nine months ended September 30, 2009 compared to $9.9 million, or 27% of product revenue for the comparable period in 2008. Gross margin percentage improvement for the three and nine months ended September 30, 2009 reflects various factors, specifically:

•

Due to our manufacturing arrangement with Genencor to serve as a second-source manufacturer for Phyzyme as previously described, we record revenue and costs related to Phyzyme that Genencor manufactures on a net basis versus a gross basis. This had no impact on the absolute value of our gross margin, but resulted in an increase to the gross margin percentage reported for the nine months ended September 30, 2009.

•

During the nine months ended September 30, 2008, gross margin percentage was lower due to (i) inventory losses related to contamination issues in our Phyzyme enzyme manufacturing process; and (ii) incremental zero-margin freight revenue and related costs incurred to meet customer ship dates. Both of these factors negatively impacted gross profit and resulted in a lower gross margin in 2008.

For the reasons described above, we believe that product gross margin dollars is a better indication of performance than product gross margin percentage.

Because a large percentage of our manufacturing costs are fixed, our gross margin may be negatively impacted in the future if our product revenues decrease or if they do not grow in line with our increase in minimum capacity requirements at Fermic. Our gross margins are also dependent upon the mix of product-related sales as the cost of product-related revenue varies from product to product.

In addition, because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our manufacturing and sales agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then, under a license agreement, share 50% of Danisco’s profit, as defined, when the product is sold to Danisco’s customer. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and profit share revenue is recognized in the period in which the product is sold to Danisco’s customer as reported to us by Danisco. We may record our quarterly profit share revenue based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual profit share revenue from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin from quarter-to-quarter.

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

Operating Expenses

Research and development and selling, general and administrative expenses for the periods ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Research and development	$16,514	$15,267	8%	$50,461	$45,048	12%
Selling, general and administrative expenses	$11,448	$13,720	(17)%	$31,485	$32,468	(3)%

Our operating expenses excluding cost of product revenue for the three and nine months ended September 30, 2009 decreased 4% due to the decrease in consulting and advisory expenses related to the first phase of our collaboration with BP and Galaxy and increased 6% compared to the prior comparable period in 2008, related primarily to the acceleration of biofuels development efforts for our first commercial plant , which BP partially funds through our Vercipia joint venture, offset by cost minimization efforts during 2009.

Research and Development

Research and development expenses consist primarily of costs associated with development of our technologies and our product candidates, including costs associated with our pilot and demonstration–scale cellulosic ethanol facilities, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

For the three and nine months ended September 30, 2009, we estimate that approximately 48% and 42% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 52% and 58% were spent on research activities funded in whole or in part by our collaborators. For the three and nine months ended September 30, 2008, we estimate that approximately 73% and 72% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 27% and 28% were spent on research activities funded by our collaborations and grants. The increase in percentage of time spent on funded product and technology development from the prior year is primarily attributed to our focus on cellulosic ethanol process development, which is partially funded by BP through our Galaxy joint venture.

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

Our research and development expenses increased $1.2 million to $16.5 million (including share-based compensation of $0.3 million) for the three months ended September 30, 2009, and increased $5.4 million to $50.5 million (including share-based compensation of $2.1 million) for the nine months ended September 30, 2009 compared to $15.3 million and $45.0 million (including share-based compensation of $1.0 million and $3.5 million) for the comparable periods in 2008. Our research and development expenses by operating segment for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Biofuels	$15,232	$8,978	70%	$45,392	$24,277	87%
Specialty Enzymes	1,282	6,289	(80)%	5,069	20,771	(76)%

	$16,514	$15,267	8%	$50,461	$45,048	12%

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

Our biofuels research and development expenses increased $6.3 million and $21.1 million for the three and nine months ended September 30, 2009 from $9.0 million and $24.3 million for the comparable periods in 2008. This increase is related to acceleration of our biofuels technology development efforts during 2008, which has continued in 2009, particularly related to our demonstration-scale facility commissioning and optimization at our site in Jennings, Louisiana, which BP has substantially funded through our Galaxy joint venture, as well as our commercialization efforts through the Vercipia entity. As described in more detail below, our gross research and development costs related to Galaxy and Vercipia are included in “Research and development” on our Condensed Consolidated Statements of Operations, with BP’s cost reimbursement to us included in “Loss attributed to noncontrolling interests in consolidated entities.”

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

Our specialty enzymes research and development expenses decreased $5.0 million and $15.7 million for the three and nine months ended September 30, 2009. This decrease is related primarily to our shift in focus to biofuels process development and, to a lesser extent, the de-emphasis of early stage product development for our specialty enzyme business segment and collaboration and grant work not core to our current focus.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Selling, general and administrative	$11,448	$13,720	(17)%	$31,485	$32,468	(3)%

Selling, general and administrative expenses decreased $2.3 million, or 17%, to $11.5 million (including share-based compensation of $0.9 million) for the three months ended September 30, 2009 and decreased $1.0 million, or 3%, to $31.5 million (including share-based compensation of $4.3 million) for the nine months ended September 30, 2009. Excluding the impact of share-based compensation, selling, general and administrative expenses decreased $1.0 million and increased $0.7 million for the three and nine months ended September 30, 2009 as compared to the same period in 2008. The decrease during the three months ended September 30, 2009 compared to the same period in the prior year was primarily due to the decrease in consulting and advisory expenses related to the first phase of our collaboration with BP, Galaxy, in August 2008, partially offset by the biofuels development efforts for our first commercial plant, which BP partially funds through our Vercipia joint venture, offset by cost minimization efforts in 2009.

Share-Based Compensation Charges

We recognized $1.2 million, or $0.14 per share, and $6.4 million, or $0.85 per share, in share-based compensation expense for our share-based awards during the three months and nine months ended September 30, 2009 and $3.2 million, or $0.59 per share, and $9.4 million, or $1.79 per share, during the three months and nine months ended September 30, 2008. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$303	$1,019	$2,073	$3,491
Selling, general and administrative	946	2,228	4,281	5,939

	$1,249	$3,247	$6,354	$9,430

During the third quarter of 2009, the Board of Directors approved to accelerate the vesting of all non-officer employee Restricted Stock Awards outstanding. This resulted in additional compensation expense during the quarter of approximately $0.3 million.

Our net share-based compensation charges decreased primarily because of the suspension of our employee stock purchase plan during the first quarter of 2009 and an overall decrease in equity awards granted since our merger with Celunol Corp in 2007.

Goodwill Impairment

During the third quarter of 2008, we determined that the market value of our common stock and convertible debt was not adequate at September 30, 2008 to support the carrying value of our goodwill resulting from the June 2007 merger between Diversa and Celunol. As a result, pursuant to authoritative accounting guidance, we recorded a non-cash charge of $106.1 million during the quarter ended September 30, 2008, representing full impairment of the carrying value of our goodwill. We believe that this impairment is reflective primarily of current market conditions, and is not indicative of a change in our business or implied value of our underlying biofuels business model aimed toward the commercialization of cellulosic ethanol.

Interest and expense, net

Interest income on cash and cash equivalents decreased to less than $0.1 million for the three and nine months ended September 30, 2009 compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2008. The decrease was attributed to lower average cash and investment balances.

Interest expense was $2.6 million for the three months ended September 30, 2009 compared to $2.5 million for the three months ended September 30, 2008, net of $1.8 million in capitalized interest for the demonstration facility. Our demonstration-scale facility was placed in service in February 2009, and as such, we ceased capitalizing interest on that date. Interest expense was $9.1 million, net of $1.0 million in capitalized interest for the demonstration facility, for the nine months ended September 30, 2009 compared to $7.3 million for the nine months ended September 30, 2008, net of $4.3 million in capitalized interest for the demonstration facility. The increase in interest expense from the comparable periods in 2008 was primarily attributed to the decrease in capitalized interest partially offset by the decrease in 2008 Notes principal outstanding from conversions. We recorded aggregate interest expense related to the 2008 Notes of $1.0 million and $5.1 million for the three and nine months ended September 30, 2009 compared to $2.6 million and $6.3 million for the three and nine months ended September 30, 2008. Total interest expense comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
5.5% coupon interest, payable in cash	$1,230	$1,396	$3,953	$4,347
Non-cash amortization of debt issuance costs	218	222	682	687

2007 Notes Total	1,448	1,618	4,635	5,034

8% coupon interest, payable in cash or common stock	407	1,301	2,249	3,233
Non-cash accretion of debt discount	534	1,176	2,623	2,796
Non-cash amortization of debt issuance costs	51	132	225	306

2008 Notes Total	992	2,609	5,097	6,335

9% coupon interest, payable in cash or common stock	103	—	103	—
Non-cash amortization of debt premium	(32)	—	(32)	—

2009 Notes Total	71	—	71	—

Equipment financing	3	32	26	129
Other	88	14	299	77
Capitalized interest	—	(1,765)	(1,039)	(4,313)

Total interest expense	$2,602	$2,508	$9,089	$7,262

Loss on Exchange of Convertible Notes

In connection with the issuance of the 2008 Notes, we exchanged $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes. Pursuant to authoritative guidance, we recorded a non-cash loss on the exchange of $3.6 million, equal to the difference between the carrying value of the 2007 Notes and the fair value of the 2008 Notes and warrants issued.

Gain on Amendment of 2008 Notes

In connection with the amendment of the 2008 Notes, the 2008 Notes conversion price was reduced from $25.56 to $20.88 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. Pursuant to authoritative guidance, we determined that the amendment qualified as a liability extinguishment, and recorded a gain on the amendment of $4.0 million, equal to the difference between the fair value of the 2008 Notes compound embedded derivative before and after the amendment.

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes compound embedded derivative, warrants, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes compound embedded derivative are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net gain of $1.7 million and $5.1 million for the three and nine months ended September 30, 2009 compared to a net loss of $0.4 million and a net gain of $1.3 million for the three and nine months ended September 30, 2008 related to the change in fair value of our recorded derivative asset and liabilities.

Gain (loss) on Debt Extinguishment Upon Conversion of Convertible Debt

During the three and nine months ended September 30, 2009, we recorded a gain on debt extinguishment of $2.5 million and $8.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three and nine months ended September 30, 2009 was equal to the $13.3 million and $42.7 million of principal less the unamortized debt discount and issuance costs, which totaled $10.0 million and $31.9 million, as of the conversion date. During the three and nine months ended September 30, 2009, we issued a total of 1.0 million and 3.6 million shares with a total market value as of the dates of conversion of $7.5 million and $23.3 million to settle the 2008 Notes and “make-whole” payments.

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

As a result, our consolidated financial statements include a line item called “Noncontrolling interests in consolidated entities.” On our Condensed Consolidated Balance Sheets, this line reflects BP’s ownership of Galaxy’s and Vercipia’s equity. This line item is reduced by BP’s 50% share of Galaxy’s and Vercipia’s losses, and increased by cash contributions made by BP. BP’s share of losses is reflected in our Condensed Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Galaxy and Vercipia have incurred losses through September 30, 2009, 50% of which have been allocated to BP, and we anticipate these entities will continue to incur losses related to ongoing joint development through at least the initial joint development program and construction processes.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of September 30, 2009 our strategic partners, most recently including BP, have provided us with more than $365 million in funding since inception, including $21.4 million from various government agencies, and are committed to additional funding of approximately $29 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $10.5 million from our Vercipia joint venture with BP, announced in February 2009, $3.0 million of which was paid on October 1, 2009. Vercipia operates as a separate commercial entity, with the $10.5 million BP funding used solely for this entity.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of September 30, 2009, we had available cash and cash equivalents of approximately $21.0 million, including approximately $6.4 million which relates to Vercipia and is to be used solely for its operations. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements. As of September 30, 2009, we had an accumulated deficit of $632.5 million.

We will require additional capital to fund our operations. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2008 financial statements related to the substantial doubt in our ability to continue as a going concern. Our cash at September 30, 2009, along with anticipated cash from grants, revenue, our commitment from BP and other sources may not be sufficient to meet cash requirements to fund our operating expenses, capital expenditures, required and potential payments under our 2007 Notes, 2008 Notes and 2009 Notes, and working capital requirements through 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

We are dependent upon BP’s financial and technical contributions our joint ventures in order to realize the benefits of the strategic partnership with BP. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement that expires on January 31, 2010. We and BP are currently in discussions to extend this partnership beyond its initial 18-month term. If BP were to discontinue its participation, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were to have to fund all of the technology development efforts, we would need to raise additional funds to do so, which may be difficult in the current financing environment. Alternatively, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us.

We will also need to raise sufficient capital to fund the construction of our first commercial cellulosic ethanol plant to be located in Highlands County, Florida. We recently entered into a joint venture with BP intended to advance the design and engineering of the commercial facility, and we expect to break ground on this facility in 2010. We estimate that the total costs of construction for this first commercial plant will be approximately $300 million, which we anticipate will be funded from a combination of non-recourse debt and equity capital. We and BP recently filed a joint application for a Department of Energy (“DOE”) loan guarantee program. On June 25, 2009, we announced our application had been selected by the DOE to enter the due diligence phase of its Title XVII Loan Guarantee Program. If awarded, funding from this program could cover as much as 80% of the total cost of construction of the project, although we expect this program would fund 60% to 70% of the cost of construction, if awarded. We expect the remaining 30% to 40% to be funded by equal project equity investments from BP and us. This may require us to raise project financing of up to $60 million in addition to the cash required to fund our ongoing operations.

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

2007 Convertible Notes Offering

In March and April 2007 we completed an offering of $120 million aggregate principal amount of the 2007 Notes in a private placement, generating net cash proceeds to us of approximately $114.8 million. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $28.5 million in face value of the 2007 Notes were exchanged for new debt pursuant to the issuance of our 2008 Notes in February 2008 and 2009 Notes in September 2009. As of September 30, 2009, we had $69.0 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of our common stock at a conversion rate of 13.02 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $76.80 per share. In connection with the 2007 Notes offering, we paid $5.2 million in financing charges, which is reflected in other long term assets on the accompanying Condensed Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Convertible Notes Offering

On February 27, 2008, we completed a private placement of our 2008 Notes and warrants to purchase our common stock. Concurrent with entering into the purchase agreement, we also entered into senior notes exchange agreements with certain existing holders of our 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, we issued $71 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 0.7 million shares of our common stock. Gross proceeds from new investments were approximately $54 million and net proceeds from new investments, after giving effect to payment of certain transaction-related expenses and the cash cost of the convertible hedge transaction described below, were approximately $44 million. On July 1, 2009, we entered into agreements to amend the 2008 Notes, which amendment became effective on July 6, 2009.

In connection with the amendment, the conversion price for the 2008 Notes was reduced from $25.56 to $20.88 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. In addition, the 2008 Notes are subject to automatic conversion at our option if our closing stock price exceeds $41.76 (formerly $98.16 prior to the amendment) per share over a 30-trading day period ending prior to the date we provide notice of the automatic conversion to investors, the average daily trading volume of our stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion, subject to the satisfaction of certain conditions. As of September 30, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $3.5 million.

Since inception through September 30, 2009, holders of the 2008 Notes had converted principal in the amount of $54.8 million into approximately 3.9 million shares of our stock, including approximately 1.9 million shares to satisfy a portion of the related “make-whole” obligations.

During 2008, we used the net proceeds from the sale of our 2008 Notes and warrants for general corporate and working capital purposes, including the completion of construction and commissioning of our cellulosic ethanol demonstration facility.

2009 Convertible Notes Exchange

On August 28, 2009 and September 23, 2009, we completed privately negotiated exchanges with certain existing holders of our 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal for the 2007 Notes, for $13.7 million in aggregate principal amount of 2009 Notes.

The 2009 Notes are secured by a first priority lien (subject to certain exceptions and permitted liens) on certain of our assets including, subject to certain limitations, present and future receivables, inventory, general intangibles, equipment, investment property, stock of subsidiaries, and certain other assets and proceeds relating thereto. The collateral securing 2009 Notes is subject to certain carve-outs, including without limitation, cash and cash equivalents and intellectual property.

The 2009 Notes bear interest at 9% per year, payable in cash semi-annually, and commencing on October 1, 2009 are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of our common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make-whole fundamental change” that occurs before April 5, 2012 may in certain circumstances be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than $7.32 per share. The total common shares that would be issued assuming conversion of the entire $13.7 million in 2009 Notes is 1.4 million shares.

On or after April 5, 2012, we may, at our option, redeem the 2009 Notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the 2009 Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require us to purchase all or a portion of their 2009 Notes at a purchase price in cash equal to 100% of the principal amount of the 2009 Notes to be purchased plus any accrued and unpaid interest to the purchase date. Holders may also require us to repurchase all or a portion of their 2009 Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2009 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2009 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of our common stock.

Periodic interest payments on the 2009 Notes are approximately $0.6 million every six months, assuming an outstanding balance of $13.7 million, payable on April 1 and October 1, of each year, with the first payment due April 1, 2010. Subject to the satisfaction of certain conditions, we may pay interest amounts with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

The following table summarizes our principal and interest obligations for the 2007, 2008 and 2009 Notes as of September 30, 2009, assuming such obligations are not converted prior to maturity (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes (1)	$137,376	$3,797	$7,594	$7,594	$118,391
2008 Notes (2)	19,765	1,296	18,469	—	—
2009 Notes (3)	35,295	617	2,467	2,467	29,744

Total Principal and Interest Obligations	$192,436	$5,710	$28,530	$10,061	$148,135

(1)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022.

(2)	Total obligations under the 2008 Notes include approximately $3.6 million (including $1.3 million due within one year) in interest through maturity of the 2008 Notes. Interest payments on the 2008 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

(3)	The holders of the 2009 Notes have the right to require us to purchase the 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2009 Notes include approximately $21.6 million (including $0.6 million due within one year) in interest through maturity of the 2009 Notes. Interest payments on the 2009 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at the greater of the applicable conversion price in effect, which was $9.60 as of September 30, 2009, or the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Balance Sheet

Our consolidated assets have increased by $7.8 million, to $161.5 million at September 30, 2009 from $153.6 million at December 31, 2008, attributable primarily to the increase in cash from payments received under our collaboration with BP.

Our consolidated liabilities have decreased by $37.9 million, to $143.4 million at September 30, 2009 from $181.3 million at December 31, 2008, primarily attributable to a decrease in our carrying value of debt, due to additional conversions of the 2008 Notes during 2009, which resulted in the issuance of 3.6 million shares of our common stock.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $49.8 million for the nine months ended September 30, 2009. Our cash used in operating activities consisted primarily of cash used to manufacture inventory for our specialty enzyme business, and to fund our efforts in cellulosic ethanol technology process development and commercialization, which was partially offset by proceeds from BP’s capital contributions to Galaxy and Vercipia which are included in financing activities described below.

Our investing activities used cash of $3.4 million for the nine months ended September 30, 2009. Our investing activities included purchases of property, plant and equipment primarily for the start-up and commissioning of our demonstration-scale facility.

During 2007, 2008, and 2009, we (including expenditures by Celunol Corp., with which we merged in June 2007) have spent in excess of $100 million in capital expenditures for further modifications and improvements to our pilot facility and the construction, start-up, commissioning and optimization of our demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. In early 2009, we achieved a key development milestone when our 1.4 million gallon per year demonstration-scale cellulosic ethanol facility in Jennings, Louisiana was commissioned. We produced our first gallons of cellulosic ethanol out of the plant. Work to optimize the facility and make process improvements has commenced as we seek to ensure reliable and cost-effective operation. We will require additional capital and operating expenditures to complete the optimization of our demonstration-scale facility throughout 2009. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. During 2007 and 2008, we incurred significant costs in excess of our projected expenditures for the improvements to our pilot plant and construction of our demonstration-scale facility.

Our financing activities generated net cash of $66.8 million for the nine months ended September 30, 2009, consisting primarily of capital contributions by BP into Galaxy and Vercipia, our two consolidated variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2009, excluding the principal and interest payments for our 2008 Notes and 2007 Notes shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Verenium:
Operating leases gross	$42,534	$6,008	$12,778	$12,945	$10,803
Sublease income (1)	(5,731)	(979)	(2,064)	(2,213)	(475)

Operating leases, net	36,803	5,029	10,714	10,732	10,328
Manufacturing costs to Fermic (2)	38,138	14,815	23,323	—	—
License and research agreements	2,361	295	590	571	905
Vercipia (3):
Operating leases	155,831	2,223	5,123	6,095	142,390

Total Contractual Obligations	$233,133	$22,362	$39,750	$17,398	$153,623

1	Sublease rental income is expected to be received through February 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases.

3	Vercipia is 50% owned with two operating lease agreements for 16,200 net plantable acres in Florida and 142.2 acres of improved and irrigated farmland being used by Vercipia as a seed farm, intended for the growth of energy cane to be used as agricultural bio-mass for our first cellulosic ethanol plant.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of September 30, 2009, under this agreement we have made minimum commitments to Fermic of approximately $38.1 million, over the next three years.

During 2009, we anticipate funding as much as $0.6 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we may decide to purchase additional capital equipment under this agreement. Since inception through September 30, 2009, we had incurred costs of approximately $20.7 million for property and equipment related to this agreement.

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

Letter of Credit

Pursuant to our facilities leases for our office and laboratory space in San Diego, we are required to maintain a letter of credit on behalf of our landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on minimum required working capital and market capitalization. As of September 30, 2009, we had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under a loan and security agreement with a commercial bank. We are required by the bank to secure this obligation with cash, which is reflected as restricted cash on our Condensed Consolidated Balance Sheets as of September 30, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of September 30, 2009.

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

Revenue Recognition

We follow the provisions as set forth by authoritative accounting guidance.

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

We have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Under current accounting guidance, product manufactured for us by Genencor is recognized on a net basis equal to the net profit share received from Danisco, as all the following indicators of reporting net are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk, as compared to the full value of the manufacturing costs plus profit share we currently recognize for Phyzyme we manufacture.

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

Convertible Debt and Derivative Accounting

We adopted new guidance as issued on January 1, 2009 which significantly impacted the accounting for our 2008 Notes by requiring us to account separately for the liability and equity components of the convertible debt. The liability component is measured so the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt.

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

We account for the conversion of our 2008 Notes in accordance with authoritative accounting guidance, which states that upon conversion the difference between the carrying value of the converted 2008 Notes and the fair value of the common stock delivered to the noteholders is recorded as a gain (loss) on debt extinguishment in the statement of operations.

Variable Interest Entities

We have implemented the provisions of authoritative accounting guidance, which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.

We have entered into a strategic collaboration with BP which includes two special purpose entities, Galaxy and Vercipia, both of which are jointly owned by BP and us.

We have determined that both Galaxy and Vercipia qualify as variable interest entities and that we are the primary beneficiary of both entities. Because we are the primary beneficiary, Galaxy and Vercipia are therefore subject to consolidation by us. As a result, BP’s capital contributions are recorded as noncontrolling interests in consolidated entities on our Condensed Consolidated Balance Sheets. We consolidate the operating results of Galaxy and Vercipia, and record an adjustment to the noncontrolling interests in consolidated entities for BP’s share of profits and/or losses in these entities.

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

Income Taxes

Effective in 2007, we account for income taxes pursuant to authoritative accounting guidance, which prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax return. We do not recognize an uncertain tax position as a deferred tax asset if it has less than a 50% likelihood of being sustained.

We adopted the updated authoritative guidance on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of September 30, 2009 we have not yet completed our analysis of our deferred tax assets. As such, we have removed these amounts and the offsetting valuation allowance has been removed from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at September 30, 2009 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of September 30, 2009, we had outstanding debt obligations at face value of $98.9 million, including $69.0 million of 2007 Notes, $16.2 million of 2008 Notes, and $13.7 million of our 2009 Notes. As of September 30, 2009, the fair value of our 2007 Notes was approximately $26.0 million, the fair value of our 2008 Notes was approximately $9.8 million, and the fair value of our 2009 Notes was approximately $10.8 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Similar petitions, as well as one or more direct appeals, may be filed by other shareholders. If permission to appeal is denied, or if the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the objecting shareholders are seeking to challenge the settlement on appeal, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) and, with the recent amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse-split adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) asserting that CVI is entitled to additional shares based on the applicable conversions, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended. An initial pre-trial conference was held on August 11, 2009 and the case is presently in the discovery phase.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes and the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes, CVI filed a Motion to Amend First Amended Complaint (the “Motion”). CVI’s proposed amended pleading alleges that the Company further breached the Note by both amending the terms of the Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that the conversion rate has once again inappropriately been changed as a result of the transactions. The Company opposed the Motion on October 21, 2009, on the ground of futility, arguing that the amendment was proper under the plain language of the Notes. A status conference was held on November 5, 2009, and the Motion remains pending.

Between February 27, 2009 through November 9, 2009, the holder has converted approximately $11.25 million in face value, and the Company has issued approximately 11.3 million shares, or 0.9 million on a reverse-split adjusted basis, to settle these conversions and related “make-whole” obligations at $25.56 or, following the recent amendment of the 2008 Notes, $20.88 per share. Assuming a conversion price of $17.64, 1.7 million additional shares, or 0.2 million on a reverse-split adjusted basis, would be issuable in connection with these conversions. If the Company were to be found to have not satisfied its obligations under the 2008 Notes, because the Company processed the applicable conversion notices at the wrong conversion price, the Company could, among other negative consequences, be required to redeem the 2008 Notes in whole or in part. The Company does not believe that this lawsuit will have a material impact on its financial statements. The Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

Royalty Lawsuit

On August 31, 2009, the Company initiated an arbitration proceeding against Asahi Glass Co., Ltd. (“Asahi”) in the ICC International Court of Arbitration. The arbitration relates to a license agreement with Asahi whereby the Company obtained the right to use Asahi technology in connection with the manufacture of a product sold by the Company. In the arbitration, the Company seeks determinations that historical royalty payments made to Asahi were properly calculated and paid, reflecting all amounts properly subject to royalty obligations, and that Asahi has wrongfully interfered with advantageous business relations of the Company, as well as reimbursement of its damages, costs and expenses. In response to the Company’s Request for Arbitration, Asahi has claimed entitlement to additional royalties, breach of contract, patent infringement, misappropriation of trade secrets, breach of a covenant of good faith and fair dealing, and, if the Company is not found to have breached any of its obligations, seeks to set aside the contract. The Company believes it has valid defenses to Asahi’s claims, and intends to pursue those defenses, as well as its pending claims against Asahi, vigorously.

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

As of September 30, 2009, we had a net loss for the nine months ended of $18.9 million an accumulated deficit of approximately $632.5 million. We expect to continue to incur additional losses for the foreseeable future.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of $632.5 million.

We have used the proceeds received from sales of our 2007 Notes in April 2007 and 2008 Notes in February 2008 to make enhancements to our pilot facility, to complete construction and commissioning of our demonstration-scale facility in Jennings, Louisiana, to advance development of the site for our first commercial cellulosic ethanol plant, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to the merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues reach levels at which we can fully support our operating and capital expenditures. We expect to use the net proceeds of our equity offering in October 2009 for general corporate purposes, which may include research and development, capital expenditures, working capital, and general and administrative expenses, and may also use a portion of the net proceeds to fund our first commercial cellulosic ethanol plant.

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

*We may not have adequate funds to pay interest on our 2007 Notes and 2009 Notes, or to purchase the 2007 Notes and 2009 Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with Verenium, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes. As of September 30, 2009, approximately $69 million of the 2007 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

* We may not have adequate funds to pay interest or “make-whole” payments on our 2008 Notes, or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. As of September 30, 2009, approximately $16.2 million of the 2008 Notes remains outstanding. On July 1, 2008, certain terms of all of the outstanding 2008 Notes were modified pursuant to convertible note amendment agreements entered into with certain holders of the 2008 Notes.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions, pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. As of September 30, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $3.5 million, which we may be required to settle in cash if we are unable to satisfy the conditions for paying “make-whole” amounts with shares or the noteholders do not otherwise waive these conditions. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, and we were at that time unable to satisfy the conditions for paying “make-whole” amounts in shares and the noteholders did not otherwise waive those conditions, our cash resources at that time could be insufficient to make the required “make-whole” payments. Also, one holder of 2008 Notes has asserted that certain “make-

whole” payments made to it in shares should have been paid in cash, and has filed a lawsuit against us asserting a conversion price of $9.36, rather than $25.56 (and with the recent amendment of the 2008 Notes and recent equity financing, $17.4851), for a portion of its 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. We have disputed the assertions made by that noteholder and believe our positions are correct. However, if we were found to have been required to pay such “make-whole” payments in cash, or were found to have otherwise not satisfied our obligations under the 2008 Notes, we could, among other negative consequences, be required to redeem some or all of the 2008 Notes. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events, and any borrowing agreements which we may enter into from time to time may similarly require early repayment of borrowings under circumstances like those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes and 2009 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes or 2009 Notes, as applicable, in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. We may not have sufficient funds to pay any required cash interest or cash “make-whole” payments or repurchase or redemption amounts of the 2008 Notes when due, or any amounts due under other borrowing agreements at the same time such amounts are due under the 2008 Notes or otherwise, and any default under the 2008 Notes or any other borrowing agreements (including the 2007 Notes and 2009 Notes) could cause events of default under our other debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable). Any of these events could cause the maturity of some or all of our debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable) to be accelerated, and could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations.

* Conversion of the 2008 Notes, the 2007 Notes and/or the 2009 Notes, exercise of related warrants, anti-dilution adjustments that may occur under the 2008 Notes and/or the related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes, 2009 Notes and/or the 2008 Notes and related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $97.92 per share to $76.80 per share, based on a re-set provision contained in the 2007 Notes. In February 2009, the conversion price of the 2008 Notes decreased from $49.08 per share to $25.56 per share, based on a re-set provision contained in the 2008 Notes, in July 2009 decreased further to $20.88 per share in connection with the amendment of the 2008 Notes, and in October 2009 decreased further to $17.4851 per share in connection with our recent equity financing. The initial conversion price of the 2009 Notes is $9.60 per share and is subject to reduction based on a re-set provision contained in the 2009 Notes. These re-sets and other reductions in the applicable conversion prices for the 2007 Notes, 2008 Notes and 2009 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

The 2008 Notes also contain a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations, which could cause further reductions in the $17.4851 conversion price for the 2008 Notes should we engage in subsequent issuances that trigger those provisions. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $9.36, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.4851), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices or future conversion notices at the lower conversion price, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2008 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2008 Notes, including to the extent we obtain waivers from the holders to do so, we will be issuing relatively more shares than if our stock price was at a higher level. For example, in connection with the conversion of $42.7 million in aggregate principal amount of 2008 Notes that occurred between January 1, 2009 and November 9, 2009, we issued approximately 1.8 million shares in partial satisfaction of the related “make-whole” obligations. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2008 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

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

*One holder of our 2008 Notes (the “Disputing Noteholder”) has filed a lawsuit against us asserting that our recent amendment of the 2008 Notes, which became effective on July 6, 2009, failed to amend such noteholder’s 2008 Note (the “Disputed Note”), and that certain actions we have taken that are permitted under the terms of the 2008 Notes, as recently amended, constitute a breach under the Disputed Note.

The Disputing Noteholder did not consent to the recent amendment of our 2008 Notes and has asserted that such amendment did not effectively amend the Disputed Note. We have disputed this assertion and believe that the recent amendment effectively amended all of the 2008 Notes, including the Disputed Note. The 2008 Notes, as recently amended, and the Disputed Note, if not amended, contain different provisions regarding the amount of indebtedness that we may incur, actions that we may take vis-à-vis the 2007 Notes, our use of cash from any sale of specified assets, and with respect to anti-dilution protection. If it is ultimately determined that the recent amendment did not amend the Disputed Note, certain actions that we have taken or that we may take that are permitted under the terms of the 2008 Notes, as recently amended, may be determined to cause a default under the Disputed Note. For example, our exchange in September 2009 of approximately $30.5 million in aggregate principal amount of our 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes was permitted under the terms of the 2008 Notes, as recently amended, but would not be permitted under the terms of the 2008 Notes that were in effect prior to the amendment. The Disputing Noteholder has asserted that the exchange of our 2007 Notes for 2009 Notes is not authorized under the Disputed Note and is invalid.

If a default were to occur under the Disputed Note, we could, among other negative consequences, be required to redeem the Disputed Note in whole or in part and we may not have sufficient funds to do so, which could have a material adverse effect on our business, results of operations and financial condition. Even if we do not default under the Disputed Note, but it is ultimately determined that the recent amendment did not amend the Disputed Note, we would be subject to stricter covenants under the Disputed Note than under the 2008 Notes, as recently amended, which would more significantly restrict our financial and operating flexibility. Furthermore, the Disputed Note contains full ratchet anti-dilution protection, while the 2008 Notes, as amended, contain in most cases a version of broad-based weighted average anti-dilution protection, subject to certain limitations. Following the recent exchange of our 2007 Notes for our 2009 Notes, the Disputing Noteholder has asserted a conversion price of $9.36, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.4851), for the Disputed Note. We dispute this assertion and believe our position is correct. If the recent amendment did not effectively amend the Disputed Note and the adjusted conversion price alleged by the Disputing Noteholder is correct (and assuming, in such case, the further reduction of the conversion price to $6.00 following the recent equity financing), the number of shares of common stock issuable upon conversion of the Disputed Note would be more than twice the number of shares that we believe are issuable upon such conversion (approximately 533,000 shares instead of approximately 183,000 shares), and would result in additional dilution for our stockholders. Additionally, any future financing by us which involves the issuance of equity, or rights to acquire equity, at a price or prices below the prevailing conversion price of the Disputed Note at the time of such financing would cause a full ratchet anti-dilution adjustment, rather than a weighted average anti-dilution adjustment as is contemplated currently, in most cases, under the 2008 Notes, as recently amended. Any such adjustment would cause a larger reduction in the conversion price for the Disputed Note and additional possible dilution for our shareholders, which would increase the cost and reduce the benefits to us of any such equity financing

*Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of September 30, 2009, which includes the 2007 Notes, the 2008 Notes, and the 2009 Notes was approximately $98.9 million, representing approximately 85% of our total capitalization as of such dates.

Our level of indebtedness could have important adverse consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 2007 Notes, 2008 Notes, and 2009 Notes;

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of September 30, 2009, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

We have a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol technology. The first phase of our partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. The second phase of our partnership is focused on the commercial deployment of our technologies into a commercial-scale cellulosic ethanol production facility. We are dependent upon BP’s financial and technical contributions under both of these joint ventures in order to realize the benefits of the strategic partnership with BP. If BP were not to engage actively in efforts to perform under our joint ventures or were to pursue alternative efforts in cellulosic ethanol, the joint ventures may not be successful and our business could be harmed. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement that expires on January 31, 2010. We and BP are currently in discussions to extend this partnership beyond its initial 18-month term. If BP were to discontinue its participation in either of these joint ventures, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were to have to fund all of the technology development efforts, we would need to raise additional funds to do so, which would be difficult in the current financing environment. Alternatively, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we could not find an alternative way to pursue our development and commercialization efforts in cellulosic ethanol, our business would be adversely affected.

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

We allocated $42.4 million of the purchase price of Celunol on June 20, 2007 to acquired in-process research and development projects. Acquired in-process research and development, or IPR&D, represents the valuation of acquired, to-be-completed research projects. Prior to the merger, Celunol’s ongoing research and development initiatives primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance, these projects were not determined to have reached technological feasibility and have no alternative future use. Accordingly, the amounts allocated to those projects were expensed in our statements of operations in June 2007, the period in which the merger was consummated.

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

Under the Energy Independence and Security Act of 2007, use of renewable fuels, including ethanol, in the United States is mandated to increase from 9 billion gallons in 2008 to 36 billion gallons by 2022. The Act also mandates the use of 16 billion gallons per year of cellulosic ethanol by 2022. Elimination or reduction of these mandated targets could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and November 6, 2009, the closing market price of our common stock has ranged from a low of $2.76 to a high of $138.96. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.76 to $81.96. The closing market price of our common stock on September 30, 2009 was $6.84, and the closing price of our common stock on November 6, 2009 was $4.29. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	interruption or delay in the optimization and operation of our cellulosic ethanol demonstration facility;

•	risks and uncertainties related to siting, permitting, construction, materials and equipment procurement, and other issues related to development of commercial-scale facilities;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	reductions in the price of gasoline or increases in the prices for biomass feedstocks;

•	future royalties from product sales, if any, by our collaborative partners;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize biofuels and cellulosic ethanol and other products;

•	significant accidents, damage from severe weather or other natural disasters affecting our cellulosic ethanol pilot and demonstration facilities;

•	developments involving our 2009 Notes, 2008 Notes and 2007 Notes;

•	the loss of key employees;

•	the introduction of technological innovations or alternative fuel sources or other products by our competitors;

•	decreases in the market for ethanol, and cellulosic ethanol;

•	sales of a substantial number of shares of our common stock by our large shareholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock or other capital-raising activities;

•

issuance of shares by us, and sales in the public market of the shares issued, upon conversion of the 2009 Notes, 2008 Notes, 2007 Notes or exercise of our outstanding warrants, including the extent to which we issue shares versus pay cash in satisfaction of any “make-whole” obligation arising upon conversion of some or all of the 2008 and 2009 Notes or to pay interest due under the 2008 and 2009 Notes; and

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 27% of our outstanding common stock as of September 30, 2009. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 9, 2009, we had 11,715,228 shares of common stock outstanding.

Furthermore, the anti-dilution provisions of our 2008 Notes and of the warrants issued in connection therewith would be triggered by any issuance of shares of our common stock at a price below the conversion price or exercise price, as applicable, in effect at the time of such issuance, resulting in an increase in the number of shares of common stock issuable upon conversion or exercise, as applicable, of the 2008 Notes and the warrants issued in connection therewith, causing a further dilutive effect to other stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2009 Annual Meeting of Stockholders on September 1, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against and the number of abstentions and broker non-votes with respect to each matter. All the proposals introduced at our 2009 Annual Meeting of Stockholders were approved by our stockholders.

a)	The stockholders elected the three nominees for the board of directors to hold office until the 2010 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Dr. James Cavanaugh	83,025,935	4,357,820
Mr. Simon Rich	82,676,100	4,707,655
Mr. Joshua Ruch	82,091,260	5,282,495

b)	The stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of Verenium’s issued and outstanding shares of common stock:

	Votes
For	Against	Abstain
77,801,653	9,212,183	369,919

There were no broker non-votes.

c)	The stockholders approved the stock exchange program:

	Votes
For	Against	Abstain
45,405,302	6,059,300	289,620

There were 35,629,533 broker non-votes.

d)	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm:

	Votes
For	Against	Abstain
84,278,707	2,154,531	950,517

There were no broker non-votes.

e)	The stockholders approved a possible adjournment of the annual meeting to solicit additional proxies for proposals 2 and 3:

	Votes
For	Against	Abstain
72,983,083	12,901,125	1,499,547

There were no broker non-votes.

Approximately 87,383,755 of outstanding shares entitled to vote were represented at the meeting.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, filed June 26, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, filed March 13, 2009 - filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certification of Incorporation, filed September 9, 2009 – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company - filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.85	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

10.1	Form of Convertible Note Amendment Agreement, dated July 1, 2009, among the Company and certain holders of the Company’s 8% Senior Convertible Notes due April 1, 2012 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2009, and incorporated herein by reference.

10.2	Form of Amended and Restated 8% Senior Convertible Note due April 1, 2012– filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2009, and incorporated herein by reference.

10.3	Form of Exchange Agreement, dated August 28, 2009, among the Company and certain holders of the Company’s 5.50% Convertible Senior Notes due 2027 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

Pledge and Security Agreement, dated September 1, 2009, between the Company and Wells Fargo Bank, National Association, as collateral agent - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.5	Intercreditor and Collateral Agency Agreement, dated September 1, 2009, among the Company, Wells Fargo Bank, National Association, as trustee, Wells Fargo Bank, National Association, as collateral agent, and the joined secured parties from time to time party thereto - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.6	Indenture, dated September 1, 2009, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including the Form of 9.00% Convertible Senior Secured Note due 2027 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.7	First Supplemental Indenture, dated September 25, 2009, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee – filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: November 9, 2009	/S/ JAMES E. LEVINE
James E. Levine
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)