Form 10-K
period 2009-12-31
VERENIUM CORP
filed 2010-03-16
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009; or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $52.8 million.*

The number of shares outstanding of the Registrant’s common stock was 12,098,322 as of March 12, 2010. The Registrant has no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2010 are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of those portions that are specifically incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this report or incorporated by reference herein.

*	Based on the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 30, 2009 of $9.12 per share. Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 30, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

VERENIUM CORPORATION

FORM 10-K

For the Year Ended December 31, 2009

Forward-Looking Statements

Except for the historical information contained herein, the following discussion, as well as the other sections of this report, contain forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

Forward-looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	the length of time that we will be able to fund our operations with existing cash and cash commitments and from other sources or potential sources of financing;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the continuation of, and expected benefits from, our strategic partnership with BP Biofuels North America LLC, or BP, to advance our cellulosic ethanol technology;

•	our ability to continue as a going concern;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effects of governmental regulation and programs on our business and financial results;

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

•

our ability to repay our outstanding debt (including in connection with any “make-whole” payments that may be due upon conversion of our 8% Senior Convertible Notes due April 1, 2012 (“2008 Notes”) and 9% Convertible Senior Secured Notes due April 1, 2027 (“2009 Notes”);

•

the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock (including in connection with conversion of our convertible notes);

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Forward-looking statements applicable to our biofuels business include statements related to:

•	the continuation of, and expected benefits from, our strategic partnership with BP to advance our cellulosic ethanol technology;

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

•

our statement that production from the commercial-scale cellulosic ethanol facility that Highlands Ethanol, LLC (dbaVercipia Biofuels LLC) (“Vercipia”) is developing in Highlands, Florida could begin as early as 2012 and that we could break ground for that facility as early as 2010, and that the estimated construction cost for that facility will be approximately $300 million;

•	the financing, development and construction of commercial-scale cellulosic ethanol facilities;

•	our ability to use multiple non-food feedstocks to produce cellulosic ethanol;

•	our expectation regarding grant funding and loan guarantee amounts from the U.S. Department of Energy (“DOE”); and

•	the implied value of our biofuels business model.

Forward-looking statements applicable to our specialty enzymes business include statements related to:

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins; and

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of the products in our specialty enzymes business.

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into, maintain, continue, or re-new collaboration and joint venture agreements, including our strategic partnership with BP, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, the timing of conversion of the 2008 Notes and 2009 Notes, if any, and our ability to make any required cash “make-whole” payments due upon such conversion at that time and other risks associated with the 2008 Notes and 2009 Notes as set forth in the section of this report entitled “Risk Factors,” and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

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

Trademarks

Cottonase, Deltazym, DirectEvolution, Fuelzyme, GigaMatrix, Luminase, PathwayLibraries, Purifine, Pyrolase and Xylathin are our registered trademarks. Celunol, Diversa, GeneReassembly, Gene Site Saturation Mutagenesis, GSSM, SingleCell, Tunable GeneReassembly and Verenium are our trademarks. Phyzyme is a trademark of Danisco Animal Nutrition. Quantum is a trademark of Syngenta Animal Nutrition. Bayovac is a trademark of Bayer Animal Health. This report also refers to trade names and trademarks of other organizations, each of which is the property of its respective owner.

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

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 18 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are (i) integrated solutions for the production of advanced biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for alternative fuels, specialty industrial processes, and animal nutrition and health. We have current collaborations and agreements with market leaders, such as BP Biofuels North America LLC, or BP, and Bunge Oils, or Bunge, which complement our internal technology and product development efforts.

To advance our efforts to accelerate technology development and commercialization of cellulosic ethanol, we have partnered with BP in two joint ventures. The first joint venture, which commenced in August 2008, is focused on the further development and validation of our first-generation cellulosic ethanol technology, which will be deployed in our first commercial facility. This first joint venture was scheduled to expire on February 1, 2010; however, we recently announced two extensions to the initial 18-month term until April 1, 2010, while we continue to negotitate the terms for advancing our cellulosic ethanol technology.

The second joint venture, doing business under the name Vercipia Biofuels, LLC, or Vercipia, commenced in February 2009, and is intended to serve as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under the first joint venture. During 2009, Vercipia announced plans to build its first 36 million gallons-per-year (MGY) commercial cellulosic ethanol plant in Highlands County, Florida, the estimated construction cost of which we expect to be approximately $300 million.

Vercipia expects to fund the cost of the first commercial plant through a combination of debt and equity capital. In 2009, through Vericipia, we and BP filed a joint application for a DOE loan guarantee program. Our application has been selected by the DOE to enter the due diligence phase of its Title XVII Loan Guarantee Program, and Vercipia was invited to begin negotiations for a DOE loan guarantee. If awarded, we expect this program would fund a portion of the cost of construction. We expect the remaining portion to be funded by project equity investments from BP and us. Pending the timing of funding from these sources, Vercipia anticipates that it could break ground on this plant as early as 2010, and could begin producing cellulosic ethanol from this facility as early as 2012. The primary focus of Vercipia is to progress the development of this facility, as well as the development of a second potential commercial site on the Gulf Coast which was contributed to the joint venture, and to create future opportunities for leveraging cellulosic ethanol technologies. All activities and expectations for Vercipia are expressly conditioned upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business.

We have a substantial intellectual property estate comprising more than 250 issued patents and more than 350 patent applications as of March 12, 2009. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection of our key intellectual property assets.

Our Strategy

The key elements of our strategy within our biofuels business can be characterized under two broad categories:

Research and development programs aimed at reducing biomass-to-ethanol conversion costs

We plan to exploit our technology development capabilities by supporting programs, alone and with partners, aimed at developing enzymes to break down the more complex starting materials locked within cellulosic biomass into fermentable sugars that could be used to produce biofuels, such as cellulosic ethanol. We are developing lignocellulosic enzyme “cocktails” as part of our overall objective of developing a new, more cost-effective process to break down the more complex starting materials locked within cellulosic biomass into fermentable sugars that could be used to produce cellulosic ethanol. Over the years, we have had several research and development programs aimed at developing these cocktails of enzymes, including programs with BP, Syngenta AG, DOE, Du-Pont Bio-Based Materials, and New Zealand’s Scion and AgResearch Institutes. We believe that our ongoing efforts in this area will not only benefit the advancement of the commercialization of cellulosic ethanol, but may also enable us to create additional enzyme market opportunities that are focused on external applications for the broader biofuels industry.

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

We have significant research and development efforts which are aimed at developing “cocktails” of enzymes to break down more complex starting materials commonly referred to as “biomass”—such as corn stover, wood chips, switchgrass, sugar cane bagasse, and municipal waste materials, for example—into fermentable sugars that could be used to produce ethanol, commonly referred to as “cellulosic ethanol” or “lignocellulosic ethanol.” Regarding biomass-to-ethanol opportunities in general, our strategy for generating ethanol from biomass is built around using our technology platform to develop superior enzymes customized for the starting material and pre-treatment process and then working to produce them cost-effectively. We believe that this approach is more likely to be ultimately successful than competing approaches which are based primarily on taking existing commercial enzymes and simply trying to produce them at low cost. Given the complexities of the process of producing ethanol from biomass, we believe that the same enzyme cocktail is unlikely to work with each source of biomass, each pre-treatment process, and each fermentation organism; rather, we expect that customized sets of new and improved enzymes—that is, ones that are optimized for the specific source of biomass, the specific pre-treatment process, and the specific fermentation organism—will be required to make biomass-to-ethanol an economic reality.

Asset development and commercialization of cellulosic ethanol

With our partner, BP, we plan to provide an end-to-end solution for the production of cellulosic ethanol from a broad variety of biomass feedstocks for incorporation into our facilities and those of third-party licensees.    With BP, we are developing fully-integrated cellulosic ethanol production capabilities at our pilot and demonstration-scale facilities in Jennings, Louisiana to validate our production economics. We believe this will support commercial development of cost-effective end-to-end solutions for the production of ethanol from a variety of feedstocks, comprising:

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

With our partner, BP, we strive to be a leader in developing a cost-effective multi-feedstock commercial cellulosic ethanol production process.    We believe that early cellulosic ethanol commercialization could provide significant benefits in setting standards for the emerging cellulosic ethanol industry, giving us access to worldwide business opportunities, and attracting important scientific and business talent, among other potential benefits. While our costs of production of cellulosic ethanol may initially be higher than ethanol produced from sugar, significantly lower feedstock costs for cellulosic biomass, combined with production process cost improvements, have the potential to substantially reduce total production costs for cellulosic ethanol to levels well below that of ethanol produced from grain such as corn. Corn is currently the primary feedstock for ethanol production in the United States.

With partners, including BP, we strive to be the market leader in the design, development and operation of cellulosic ethanol production plants in the United States.    Through partnered and joint venture project development and ownership, we intend to advance a pipeline of commercial-scale cellulosic ethanol projects in the United States that we will own and operate, either independently or with other financial and operational partners, such as BP. We plan to develop cellulosic ethanol projects in conjunction with strategic partners who will enhance the competitiveness and ability to finance ethanol projects. Our early joint development strategy is focused on projects with strategic partners who bring financial resources and/or key supplies or services to project development such as feedstocks, sites, agricultural resources, on-site biomass boiler facilities or ethanol off-take agreements. Our expectations concerning our biofuels business are dependent upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business.

The key elements of our strategy within our specialty enzyme business are to:

Deploy our enzyme technologies across diverse markets that represent unique and large commercial opportunities.    Our specialty enzyme products and product candidates target high-value applications where we believe our enzyme discovery and optimization technologies can deliver superior, proprietary solutions. We believe our combination of independent and partnered products is positioned to generate substantial product revenues at attractive gross profit margins. In 2009, we generated approximately $44 million in such revenues, and expanded our commercial product portfolio from six enzymes in 2008 to nine in 2009. We hope to achieve increased product sales and profit margins to support the future growth and profitability of our portfolio of products sold directly by us and by our partners. We use our enzyme technologies to develop commercial solutions for a broad range of applications within the three focus areas for our enzyme business—alternative fuels, specialty industrial processes, and animal nutrition and health. These markets are largely served by a small number of large, well-established providers. We attempt to work collaboratively with those large industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities. We believe that this multiple-market approach gives us the ability to broadly apply our unique enzyme development and manufacturing capabilities while minimizing commercialization risk.

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

We believe that select partnerships have allowed, and will continue to allow, us to utilize our partners’ marketing and distribution networks, share the investment risk, and access additional resources to expand our product portfolio and market opportunities. In entering these agreements, we have typically sought to obtain a combination of technology access fees, research support payments, milestone payments, license or commercialization fees, and royalties from the commercialization of products resulting from these alliances.

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

The Renewable Fuels Standard, or RFS, was established in 2005, and amended in early 2010. The amended RFS mandates minimum annual use of 12.95 billion gallons of renewable fuel in 2010, growing to 36 billion gallons by 2022. This includes 6.5 million gallons of cellulosic ethanol beginning in 2010 increasing to 16 billion gallons by 2022. At current ethanol prices of approximately $1.65 to $1.90 per gallon, this would translate into an addressable market of at least $26 billion annually, not including market opportunities for cellulosic ethanol outside of the United States.

The figure below details the mandated United States consumption of biofuels as provided for by the Energy Independence and Security Act of 2007 (“EISA”).

Figure 1: United States Mandated Renewal Fuels Production (Billions of Gallons)

Source: Renewable Fuels Association; www.ethanolRFA.org

Many industry experts believe corn-based ethanol production growth will reach a natural limit of 15 billion gallons per year, in annual production, and the RFS does not mandate use of corn ethanol beyond this level. United States-based demand for ethanol is expected to meet, if not exceed, this level of production for reasons that include the following:

•

Strong legislative and government policy support—As stated above, the RFS mandates minimum annual renewable fuel usage of 36 billion gallons per year by 2022, including 16 billion gallons of cellulosic biofuels.

•

Expansion of gasoline supply—By blending ethanol into gasoline, refiners can expand the volume of fuel available for sale especially when refinery capacity and octane sources are limited. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

•

Favorable tax treatment—One factor contributing to ethanol’s attractive economics is the availability of a federal excise tax credit available to blenders/retailers, known as the volumetric ethanol excise tax credit, or VEETC. The credit is currently set at $0.45 per gallon and is scheduled to expire on December 31, 2010. In addition, the Farm, Energy and Conservation Act of 2008 instituted a $1.01 per gallon cellulosic biofuels production credit, inclusive of the VEETC. This credit is set to expire on December 31, 2012. As currently structured, the $0.56/gallon difference between the $1.01 credit and the VEETC is payable directly to producers; in the event the VEETC expires, the full credit is expected to become payable to producers.

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

•

Geopolitical concerns—The United States currently imports up to 65% of its oil needs, a dependency that is expected to continue. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil, which has added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have substantially increased their demand for oil. As a domestically produced, renewable source of energy, ethanol can help to reduce American dependence on foreign oil.

•

Ethanol as a gasoline substitute—Ethanol’s role in the United States is gradually shifting from that of an oxygenate/gasoline additive to a true gasoline complement/replacement. Most ethanol currently produced in the United States is used in a fuel blend of 10% ethanol and 90% gasoline called E10, which is used as an oxygenate/fuel additive. Further, the US Environmental Protection Agency contines to evaluate a request from numerous grain ethanol producers to increase the maximum blend level in gasoline to as high as 15 percent. Automakers in the United States have been accelerating their work with FFV programs, according to the National Ethanol Vehicle Coalition (NEVC), resulting in an expanded fleet of vehicles capable of using blends of fuel ranging up to 85% ethanol and 15% gasoline, or E85. E85 contains significantly more ethanol than E10. Future widespread adoption of FFV’s could significantly increase ethanol demand and reduce the consumption of gasoline; however, widespread use of higher ethanol blends in the United States is currently constrained by the lack of a broad distribution infrastructure and limited availability of FFVs. If more vehicles and service stations become flex-fuel capable, this could act as a significant driver of United States ethanol consumption. While the push for E85 has lost some momentum over the recent year due in large part to financial distress in the United States auto industry, investment in both E85 and blender pumps, and supporting infrastructure, remain strong in some regions. Meanwhile, domestic auto manufacturers have maintained and reaffirmed previous voluntary commitments to increase the number of FFV’s they manufacture by 2012.

The Case for Cellulosic Ethanol

Of all of the alternative fuels produced biologically or from biomass, known as biofuels, that are sold or are being developed, we believe the most significant market, especially within the next five to ten years, is that for fuel ethanol. Within the fuel ethanol market, we believe the most attractive current or future opportunities for our biofuels business are for fuel ethanol derived from cellulosic (plant) biomass, otherwise known as “cellulosic ethanol.”

Fuel ethanol has historically been produced commercially in the United States by processing sugars derived from the starch within a grain source, such as corn kernels, and then fermenting these sugars into ethanol. Recent studies suggest that, even if all United States corn production were dedicated to ethanol production, this would still not match total domestic gasoline demand. Moreover, critics contend, well before this level of fuel production could be achieved, the rising price of corn would begin to negatively impact the costs of animal feed and food based on corn. This has led to an active, public debate of the relative merits of additional corn-based production of fuel ethanol.

An alternative that seeks to meet the need for additional sources of liquid fuels while addressing many of the challenges presented by corn-based ethanol involves the production of fuel ethanol from cellulosic biomass, or cellulosic ethanol. Cellulosic biomass, either agricultural waste or crop residues, such as plant stalks, stems, or leaves, or crops grown specifically for their energy content rather than for their use as food or feed sources, presents an abundant alternative source of sugars that can be converted into ethanol or other forms of biofuels. Examples of cellulosic biomass suitable for conversion to biofuel include sugarcane bagasse, energy cane, sorghum, switchgrass, wood chips, and corn stover. The production of ethanol from cellulosic biomass offers expected advantages over corn-based ethanol production including:

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

•

Reduced susceptibility to volatile commodity price risks—We believe that most biomass feedstocks can be obtained at lower cost and on more favorable contractual terms compared to the cost of corn feedstock. In addition, many cellulosic feedstocks contain lignin (the high energy component of plant biomass) which could be used to reduce operating costs by eliminating or reducing the use of natural gas and other external fuel sources for process energy. We expect that cellulosic ethanol production will entail much less exposure to market and commodity risks such as volatile prices for corn, natural gas, transportation, and corn by-products.

•

Superior carbon emissions profile that benefits the environment—Cellulosic ethanol is expected to produce fewer harmful greenhouse gas emissions than corn ethanol and gasoline. According to a report by Argonne National Laboratory, corn ethanol reduces greenhouse gas by 18% to 29% per vehicle mile traveled as compared to gasoline, while cellulosic ethanol reduces greenhouse gas emissions by approximately 85% per vehicle mile traveled. The US Environmental Protection Agency has likewise concluded that cellulosic ethanol production will yield greenhouse gas savings in excess of 60% as required by law and may, in some cases, yield reductions of more than 100% through the use of perennial grasses that return carbon to the soil. Other advantages of cellulosic ethanol may include realizing additional revenues through the sale of carbon credits given the substantially improved carbon emission profile of cellulosic ethanol.

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

In 2007, we completed a significant upgrade of our cellulosic ethanol pilot plant. We believe that this pilot plant is among the nation’s first pilot-scale cellulosic ethanol plants, and is a key asset of our on-going research and development program, providing us with the opportunity to refine production processes and validate our technology. In 2008, we completed construction of a 1.4 million gallons-per-year (MGY) demonstration plant on the same site, and in February 2009, we completed the commissioning of this facility. Throughout 2009 and into early 2010, we have focused on process and mechanical improvements to optimize the facility and seek to prove the economic and commercial viability of our cellulosic ethanol production process during 2010. We believe our demonstration-scale cellulosic ethanol facility represents one of the first of its kind in the United States. Further, we believe that our combined pilot and demonstration plant facilities will enable us to refine our production processes in advance of building, or partnering with others to build, commercial-scale cellulosic ethanol production facilities. Both the pilot plant and the demonstration plant are located at a site we own in Jennings, Louisiana.

Our Strategic Partnership with BP

We have entered into a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol, specifically in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol. We believe that our strategic partnership with BP is critical to our success in validating and commercializing our first-generation cellulosic ethanol technology. This strategic collaboration consists of two phases, which are described below and include a technology development joint venture and a commercial development joint venture.

In August 2008, we announced the initial phase of the partnership, which includes a joint technology development effort that utilizes our broad technology platform in an effort to supply enabling technology to support the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. During the initial 18-month phase of the joint development program, we received a total of $90 million from BP. This joint development program was scheduled to expire on February 1, 2010; however, however, we recently announced two extensions to the initial 18-month term until April 1, 2010, while we continue to negotitate the terms for advancing our cellulosic ethanol technology. In connection with the joint development program, we formed Galaxy Biofuels LLC, or Galaxy, a special purpose entity, which is equally owned by BP and us, and entered into a Joint Development and License Agreement with BP. Our expectations concerning our biofuels business are dependent upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business. Galaxy has access to certain intellectual property rights held or controlled by the parties prior to entering the Joint Development and License Agreement, all of which will continue to be owned by the respective contributing company. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program and is responsible for administering the licensing of the technology package resulting from the joint development program. Prior to entering into this strategic partnership, we had no material relationship with BP.

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

The financial terms of this phase of the strategic partnership include:

•

$45 million, payable in three installments, for broad access to our cellulosic ethanol technology platform, production facilities, and employee scientific knowledge and expertise. We received cash payments of $24.5 million at closing, $6.5 million on January 2, 2009, and $14.0 million on July 1, 2009.

•

$15 million paid on January 2, 2009 and an additional $2.5 million per month have been paid beginning February 2009 through and including March 2010 to co-fund various scientific and technical initiatives within the cellulosic ethanol field.

On February 18, 2009, we announced the second phase of our strategic partnership, a joint venture to develop and commercialize cellulosic ethanol from non-food feedstocks. The joint venture company, Vercipia, is owned equally by us and BP. Vercipia will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This collaboration is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for leveraging cellulosic ethanol technologies.

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

Highlands will initially focus on developing and securing financing for the commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site in 2010. The estimated construction cost for this 36 MGY facility approximately $300 million. We expect the first production of cellulosic ethanol from this plant could begin as early 2012.

Our Biofuels Asset Development, Commercialization and Growth Strategy

With our partner, BP, we expect to be the market leader in the design, development, and operation of cellulosic ethanol production plants using the following strategies:

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

•

Project Development and Ownership.    We currently intend to develop a pipeline of commercial-scale cellulosic ethanol projects in the United States that we will own and operate, either independently or with strategic partners, such as BP.

•

Joint Venture Project Development and Ownership.    We currently intend to develop cellulosic ethanol projects in conjunction with partners who may enhance our competitiveness and ability to finance our projects. Our early joint development strategy is focused on projects, developed with BP, under which we intend to engage partners or suppliers who bring key supplies, services, and capabilities to project development such as engineering, construction and operations expertise, as well as feedstocks, sites, on-site biomass boiler facilities or ethanol off-take agreements.

•

Worldwide Licensing of Technology.    We currently intend to pursue licensing arrangements ourselves and through the Galaxy joint venture with BP, including outside of the United States, to maximize the reach of our technology and increase our market penetration. We expect that these licensing efforts will accelerate after construction of a commercial plant is completed and the technology is proven at that scale.

•

Project Financing.    Through Vercipia, our joint venture with BP, we intend to employ well-developed project finance structures using a prudent level of non-recourse debt in order to finance our facilities at an optimal cost of capital. We estimate that construction costs for the first commercial plant in Florida will be approximately $300 million. We hope to finance the majority of the cost of the commercial plant with non-recourse project finance debt through a loan guarantee program sponsored by the DOE. Together with BP, in 2009 we submitted a joint application for this loan guarantee, and our application has been selected by the DOE to enter the due diligence phase of the loan guanrantee program. Under the program, the DOE could grant loan guarantees for a substantial portion of the total capital cost of the project. There can be no assurance that we or BP will be successful in obtaining all or a portion of this loan guarantee.

•

Management Depth and Industry Expertise.    We will continue to augment our management team to maintain deep scientific talent and a full suite of project development skills, including expertise in areas such as agronomics, engineering, finance, and operations.

Our strategy is based on providing an integrated and proprietary solution for the cellulosic ethanol industry by exploiting our current and expected scientific research, process engineering and optimization, project development, project finance and enterprise risk management skills. We currently intend to utilize three scales of facilities in connection with the production of cellulosic ethanol. After a process for a given feedstock is developed at the laboratory scale, we test this process in our pilot plant, which is run as a research and development facility with components that generally have a capacity of less than 50,000 gallons of ethanol per year. The next stage of development is via a demonstration-scale plant, in which the process developed at the laboratory and the pilot plant is scaled-up to demonstrate the economics of producing cellulosic ethanol using the relevant feedstock and process at a scale of approximately 1.4 MGY. We intend to build, own, and operate multiple commercial-scale plants utilizing multiple feedstocks/processes throughout the United States and other parts of the world, either independently or with strategic and financial equity partners, including our commercialization partner, BP. Finally, assuming that the economics of producing cellulosic ethanol are adequately demonstrated in a commercial-level facility, we expect that, particularly for regions outside of the United States, we may enter into further licenses and/or strategic partnerships for our licensees and/or partners to deploy our technologies and processes in plants that they will build, own, and operate and from which we would derive royalties, profit-sharing, or other revenues, which we would share with BP through our Galaxy joint venture. Our expectations concerning our biofuels business are dependent upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business.

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

Within these three focus areas, we have a combination of (i) enzyme products that either we or one of our partners have commercialized; (ii) enzyme product candidates that either we or one of certain partners are developing; and (iii) research and development programs for the development of additional enzyme product candidates and new or improved products and processes. We plan to pursue strategic partners that would provide the necessary capital to further advance our early-stage programs and products. Through our independent and collaborative research and development programs, we have developed commercial enzyme products across multiple markets. In addition, we have developed a pipeline of enzyme product candidates that we expect to launch independently and/or in collaboration with strategic partners. To date, we have commercialized 18 products, either independently or in collaboration with our partners. The following table lists the key current products in our product portfolio, market applications, our partners, the estimated market size, and the development status of each.

Figure 3. Specialty Enzymes Current Product Portfolio

We market our specialty enzymes through a combination of our direct sales force, independent commissioned sales agents, and marketing and distribution agreements with our collaborative partners. Danisco Animal Nutrition, or Danisco, has been our largest customer for the past several years. Danisco accounted for approximately 50%, 53%, and 35% of our total revenue for the years ended December 31, 2009, 2008 and 2007.

Enzymes for Alternative Fuels

We have developed, either independently or through our collaborations, a number of enzyme products and product candidates that may be utilized to convert various sources of starch into sugars that can be used to produce ethanol from grains, commonly referred to as “bioethanol.”

Fuelzyme-LF Enzyme

Fuelzyme—LF enzyme is a next-generation alpha amylase enzyme designed to significantly improve the efficiency and economics of ethanol production from corn and other grain or starch sources. This product dramatically lowers the viscosity of either a grain mash or starch stream and operates at a much higher temperature and at a significantly lower pH than other commercially available enzymes. These enhanced characteristics offer ethanol producers the potential for substantial throughput advantages and cost savings. It works in concert with other enzymes to efficiently convert the starch present in corn and other sources into sugars that can then be processed into ethanol. Ethanol producers have traditionally used other alpha amylase enzymes that do not reduce the mash or starch stream viscosity as efficiently as our enzyme, thus limiting plant capacity. In addition, the conventional alpha amylases operate at a higher pH than downstream fermentation, requiring costly process adjustment (pH reduction with sulfuric acid), whereas Fuelzyme™-LF optimum pH is much closer to that of the fermentation process. We manufacture this enzyme under our agreement with Fermic S.A. de C.V., a U.S. Food and Drug Administration (“FDA”)-approved fermentation and synthesis plant located in Mexico City.

Veretase Enzyme

Veretase enzyme is our next generation alpha amylase which can be used in food applications in the production of potable alcohol, such as vodka or gin, and sugars for sweeteners, such as glucose or high fructose corn syrup, or HFCS. In addition to superior thermostability, we believe the ability of Veretase to perform at low pH is a major advantage in this market. Alpha-amylases for food use and fuel have similar value propositions and market dynamics. We are currently selling Veretase in North America through our grain ethanol sales force, the same team selling Fuelzyme. Veretase is approved by both FDA as Generally Recognized As Safe (“GRAS”) and the Center for Veterinary Medicine (“CVM”) in the U.S., and approved in France for food applications. We estimate that the addressable market for this product is in excess of $50 million per year.

Deltazym Enzyme

Deltazym enzyme is a glucoamylase used in grain ethanol processing, which has been largely commoditized due to the fact that there is little basis for differentiation in its operational characteristics, although it is a necessary component enzyme in grain ethanol processing. We began distributing Deltazym in 2009, enabling us to offer glucoamylase to our Fuelzyme customers, addressing some customer preferences for a single source supplier of enzymes. Our objective for this product is to leverage our existing Fuelzyme salesforce, which should generate distributor margins (15% gross margin), with no incremental sales costs. We estimate that the addressable market for this product is in excess of $200 million per year.

Xylathin Enzyme

Xylathin enzyme is designed to significantly improve the economics of fuel ethanol production from cereal grains. Xylathin breaks down xylan, a compound found in cereal grains such as wheat, rye and barley, and reduces mash viscosity. This fast-acting enzyme is designed to allow producers to shorten retention times and reduce enzyme dose. The main markets for Xylathin are Europe and Canada, which are the largest regions that process wheat into fuel ethanol. We sell Xylathin into Europe through our distribution partner, Add Food Service GmbH. We estimate that the addressable market for this product is in excess of $10 million per year.

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

Purifine for Enhanced Processing of Edible Nutritional Oil

Our Purifine enzyme is a novel oil processing enzyme designed to increase the yield of oil from oil seeds, enabling a novel degumming process that converts low-value byproducts (phospholipids) to increased oil yields while reducing the phosphorus content of the oil as required by the oil refining process. The total oil yield increase is expected to vary between 1-2%, depending on the phospholipid content of the crude vegetable oil. The enzyme has been developed to be compatible with current processing technologies, and, therefore, minimal capital investment is anticipated to be required to obtain the yield benefits that can be achieved with Purifine. Purifine is also expected to minimize chemical usage, improve operating efficiency, and reduce waste by allowing a higher percentage of oil to be recovered from oil seeds economically.

We launched Purifine on a commercial basis in 2007, and have entered into an agreement with Bunge Oils, Inc. whereby we have taken advantage of their process scale-up expertise to develop and validate the Purifine-based degumming process at scale. In addition, we are working with Bunge to develop next-generation enzyme products for vegetable oil processing.

Purifine has been approved in the United States and Europe for both food and industrial uses. In addition, we have obtained approval for use in Argentina and Brazil, both major producers of soybeans. Our first commercial scale implementation of Purifine was at one of Bunge’s refineries in Argentina. Having validated the process commercially, we and Bunge have begun a broader roll out in Latin America. For example, Bunge’s plant in Brazil was designed to run Purifine and is being commissioned at present. In addition to Bunge, the largest soybean crushing and refining facility, Molinos Río de la Plata, has implemented Purifine enzymatic degumming.

To assist in market development and ensure proper engineering design and implementation of process equipment necessary to facilitate enzymatic degumming, during 2009, we teamed with Alfa Laval, a leading engineering firm with a global presence in oilseed processing. We have granted Alfa Laval a non-exclusive license to implement Purifine enzymatic degumming.

We estimate the addressable market for Purifine within the global seed oil processing market to be in excess of $350 million annually.

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

We estimate that the worldwide market for phytase enzymes is more than $300 million per year, and growing at more than 5% per year. Recent estimated growth in the worldwide market for phytase enzymes has been driven by economics as well as regulatory pressure to decrease pollution caused by the phosphate-rich waste from swine and poultry farms that is a leading cause of water pollution. We have one commercial phytase product to address this market, and have two additional products under development.

•	Phyzyme XP

In March 2003, Danisco Animal Nutrition launched Phyzyme XP, which was a result of a research collaboration between our companies. The addition of Phyzyme XP to animal feed has been shown to reduce the need for inorganic phosphorus supplementation by approximately 20% and lower the level of harmful phosphates that are introduced to the environment through animal waste by approximately 30%, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. We are responsible for manufacturing Phyzyme XP, and Danisco is responsible for its sales and marketing.

Specialty Enzyme Products in Development

As more fully described on page 21 of this annual report on Form 10-K, in late 2009 we concluded our research collaboration with Syngenta. In connection with this settlement, we received exclusive microbial rights to an array of proprietary molecules expressed microbially and through other non-plant means such as algae, providing a strong foundation for several pipeline initiatives intended to serve multiple markets, including animal feed, biofuels, pulp and paper, and baking. As a result of our agreement with Syngenta, we have a pipeline of nine potential product candidates in various stages of development which we believe could be commercialized within the next two to five years, including the following late-stage enzyme development candidates:

•	Alpha amylases and glucoamylases for starch processing in biofuels production

•	Xylanases, beta-glucanases and phytases for use in animal feed

Our Strategic Partnerships

Our strategy includes pursuing strategic collaborations with market leaders in our target markets. In exchange for selected rights to our technologies, current and future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners’ established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees and research support payments, as well as milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of any products that result from the alliance. As of December 31, 2009 our strategic partners, including BP, have provided us with more than $375 million in funding since inception, including $22.7 million from various government agencies, and are committed to additional funding of more than $14.8 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $7.5 million from our Vercipia joint venture with BP, announced in February 2009, which is to be paid during the first quarter 2010. Vercipia operates as a separate commercial entity, with the $7.5 million in committed BP funding used solely for this entity. All activities and expectations for Vercipia are expressly conditioned upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business.

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

Specialty Enzymes

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

In November 2007, we entered into an agreement with Bunge Oils to promote the commercialization of Purifine and the product development and commercialization of next-generation enzyme products for seed oil processing. Pursuant to the agreement, Bunge contributes process scale-up expertise for the development of the Purifine degumming process at plant scale. In addition, Bunge contributes to the funding of R&D projects to develop next generation enzyme products for seed oil processing. Bunge and we will also share profits on sales of Purifine enzyme.

Syngenta

In addition to research collaborations we entered into in 1999 and 2003 with affiliates of Syngenta AG, a related party, in December 2006, we entered into a license and research agreement to supersede and replace the aforementioned research collaborations. This license and research agreement was focused on the discovery and development of a range of novel enzymes to economically convert pre-treated cellulosic biomass to mixed sugars—a critical step in the process of biofuel production. This license and research agreement allowed us to independently develop and commercialize fermentation-based enzyme combinations from our proprietary platform, and to pursue opportunities for the integrated commercialization of biofuels. Syngenta had exclusive access to enzymes from our platform to express in plants for enhanced cost-effective production, in addition to certain rights to develop a combination of transgenically-expressed enzymes and enzymes expressed via fermentation as part of so-called “mixed delivery” enzyme cocktails. Under the terms of the agreement, Syngenta agreed to provide us guaranteed research funding of a minimum of $8 million in each of 2007 and 2008.

In November 2009, we announced the successful closure of our previously defined programs under our joint research program with Syngenta. In connection with the completion of these programs, we executed a settlement agreement whereby we obtained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through non-plant and non-microbial means. Under the terms of the agreement, Syngenta will retain exclusive rights to the biomolecules expressed in plants, as well as nonexclusive rights to the same biomolecules expressed through non-plant and non-microbial means.

We did not receive continued funding from Syngenta in 2009. Revenue recognized under the Syngenta agreements was $0.7 million, $9.4 million and $12.7 million for the years ended December 31, 2009, 2008, and 2007.

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

Our DirectEvolution Technologies

The genetic code is structured such that a sequence of three nucleotides defines an amino acid. Nature uses 20 common amino acids in proteins arranged in a sequence, defining the protein structure and activity. Over the course of almost 4 billion years of evolution, nature has sampled countless sequence possibilities to evolve proteins to function optimally within the cell. However, when a protein is removed from its natural cellular environment and used to perform reactions, such as an enzyme used to catalyze a chemical process, its function may not be optimal. Laboratory methods can accelerate the evolutionary process of optimization outside of the cell by creating a large number of variants for screening. In the traditional method for improving proteins, called site-directed mutation, a single site is typically targeted for change based on prior knowledge of the protein structure. Other traditional techniques, including random mutation, typically produce single nucleotide changes which can only access a limited number of alternative amino acids, typically fewer than three of the possible 19 alternatives. These methods are limited by their inability to produce all DNA and amino acid sequence variations. Furthermore, the large number of resulting sequences presents formidable screening challenges.

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

Government Grants and Contracts

To date we have received grant contracts for more than $40 million in funding from a number of government agencies, including the United States Department of Defense, the DOE, and the National Institutes of Health. Revenue related to government grants and contracts was $16.8 million, $6.9 million and $2.7 million for the years ended December 31, 2009, 2008, and 2007. As of December 31, 2009, we had approximately $12.7 million in funding committed from various government agencies through 2012.

Manufacturing, Supply, and Distribution Agreements

Biofuels

Due to the early-stage nature of our biofuels business, we do not currently have any significant manufacturing, supply and distribution agreements in our biofuels segment.

Specialty Enzymes

Danisco Animal Nutrition

In May 1996, we entered into a collaboration agreement with Danisco Animal Nutrition (formerly Finnfeeds International Ltd) to jointly identify and develop a novel phytase enzyme that when used as an additive in animal feed applications allows higher utilization of phytic acid phosphates from the feed, thereby increasing its nutritional value. The addition of phytase to animal feed reduces the need for inorganic phosphorus supplementation and lowers the level of harmful phosphates that are introduced to the environment through animal waste, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. Following the completion of the initial objectives of our agreement with Danisco, in December 1998, we entered into a license agreement with Danisco to commercialize an enzyme developed under the collaboration agreement. Under the terms of the license agreement, we granted Danisco an exclusive license to manufacture, use, and sell the developed enzyme. In consideration for the license, we are paid a royalty on related product sales made by Danisco equal to 50% of the operating profits generated by Danisco on such sales. In March 2003, the FDA approved Phyzyme XP Animal Feed Enzyme, which we developed in collaboration with Danisco. In October 2006, Danisco announced that the European Union, or EU, Commission had granted approval for the use of Phyzyme XP in broiler chicken feeds. Additionally, we entered into a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme XP at our cost to manufacture such quantities.

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

University of Florida Research Foundation, Inc. (UFRFI)

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

Competition

Biofuels

The United States ethanol market is highly competitive as well as highly fragmented. According to the Renewable Fuels Association, or the RFA, the United States ethanol industry trade association, world ethanol production was estimated at more than 19. billion gallons in 2009, of which more than 10 billion gallons was produced in the United States. The United States and Brazil are the world’s largest producers of ethanol. The ethanol industry in the United States consists of more than 175 production facilities and is primarily corn-based, while Brazilian ethanol production is primarily from sugar cane.

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

Manufacturing Strategy

Biofuels

Please refer to the previous description of our biofuels planned production and commercialization and growth strategies on page 13 through 15 of this annual report on Form 10-K.

Specialty Enzymes

Our specialty enzyme manufacturing strategy is to secure contract manufacturing relationships with qualified third parties possessing sufficient fermentation capacity to meet our commercial production requirements. We add supplemental equipment as required for our specific products, and we deploy our technical personnel on site at contract manufacturing facilities as needed to supervise production of our products. Our employees have experience in scale-up and production of industrial enzymes. We have cleared regulatory requirements for our commercial enzymes, and we are producing these products at commercial under a manufacturing services agreement with Fermic, S.A. de C.V., or Fermic. Fermic manufactures products for our sales in addition to products produced under supply agreements for partners. We have our own pilot development facility in San Diego, CA that is used for developing new products and processes, providing developmental quantities of products for internal and external use, and for producing commercial quantities of smaller-scale specialty products. We will continue to depend on contractual arrangements with third parties to provide the bulk of the capital infrastructure required for large-scale commercial manufacturing.

During 2002, we entered into a manufacturing services agreement with Fermic, a United States Food and Drug Administration-approved fermentation and synthesis plant located in Mexico City, to provide us with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four-year period. The agreement was further modified in 2006 to adjust for certain cost increases, and to provide extended timeframes for installing incremental capacity. Under the terms of the agreement, under limited circumstances we can cancel the committed purchases with thirty months’ notice. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of December 31, 2009, under this agreement we have made minimum purchase commitments to Fermic of approximately $35.9 million over the next three years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of our products. Through December 31, 2009, we had incurred costs of approximately $20.9 million for equipment related to this agreement. During 2010, we anticipate spending as much as $2.5 million in additional equipment costs related to the manufacturing agreement. As we continue to develop our commercial manufacturing platforms, we will be required to purchase additional capital equipment under this agreement.

Fermic and Genencor are currently our only two suppliers for commercial-scale enzymes. We do not currently depend on any single supplier for the raw materials necessary for the operation of our business.

Government Regulation and Environmental Matters

Biofuels

We are and will be upon completion of our ethanol production facilities, subject to various federal, state and local environmental and other laws and regulations, including, but not limited to, those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and the health and safety of our employees. Some of these laws and regulations can require expensive pollution control equipment or operational changes in order to limit actual or potential impacts to the environment. Violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. We do not anticipate a material adverse impact on our business or financial condition as a result of our efforts to comply with these requirements.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation,

and Liability Act, or CERCLA, or other environmental laws, for all or part of the costs of investigation or remediation and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We currently do not have material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

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

Proprietary Rights

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, to maintain trade secrets, to operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. As of December 31, 2009, we owned more than 260 issued patents relating to our technologies and had more than 380 patents pending. In addition, as of December 31, 2009, we had in-licensed over more than 100 patents or patent applications that we believe strengthen our patent position.

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

Employees

As of December 31, 2009, we had 270 full-time employees, 27 of whom held Ph.D. degrees. Of these employees, 119 were engaged in research and development, 10 were engaged in commercial development, 52 were engaged in our demonstration-scale and pilot plant facilities and 75 were engaged in selling, general and administrative activities. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Investor Information

Financial and other information about us is available on our website (http://www.verenium.com). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material electronically or otherwise furnish it to the Securities and Exchange Commission. The content on any website referred to in this annual report on Form 10-K is not incoroporated herein by reference unless expressly noted.

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

We will need to raise more money to continue to fund our business. Our capital requirements will depend on several factors, including:

•

Expenditures and investments to implement our biofuels business strategy, including increased capital expenditures in relation to such strategy, for example, to optimize our demonstration-scale facility, and build our commercial-scale facilities under our agreement with BP;

•	The level of research and development investment required to maintain our technology leadership position;

•

Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type, including our agreement with BP;

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

As of December 31, 2009, we had a net loss for the year ended of $21.9 million an accumulated deficit of approximately $630.0 million. We expect to continue to incur additional losses for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2010 will result from the same sources, as well as from grant revenue. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, including that with BP, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements, and we have been de-emphasizing collaborations that are not core to our strategic market focus. Over the past two years, our product revenue in absolute dollars and as a percentage of total revenues has increased significantly, and our grant revenue in absolute dollars and as a percentage of total revenues has increased significantly during 2009. Our product and grant revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, our general and administrative expenses might increase based on broadening our infrastructure to support continued growth in the business. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital, this raises substantial doubt about our ability to continue as a going concern. We have an accumulated deficit of approximately $630.0 million.

We have used the proceeds received from sales of our 2007 Notes in April 2007 and 2008 Notes in February 2008 to make enhancements to our pilot facility, to complete construction and commissioning of our demonstration-scale facility in Jennings, Louisiana, to advance development of the site for our first commercial cellulosic ethanol plant, to commercialize our specialty enzymes products, to continue our research and development efforts in both specialty enzymes and biofuels, and for expenses related to the merger with Celunol, all of which have adversely affected, and will continue to adversely affect, our operating results until revenues reach levels at which we can fully support our operating and capital expenditures. We have used the net proceeds of our equity offering in October 2009 for general corporate purposes, which include research and development, capital expenditures, working capital, and general and administrative expenses.

We will require additional capital to fund our operations, including substantial capital to fund the first commercial cellulosic ethanol plant with BP, which we estimate will cost approximately $300 million to complete. We believe that we will be successful in raising or generating additional cash to fund these requirements through a combination of additional corporate partnerships and collaborations, federal, state and local grant funding, selling and financing assets, incremental product sales, and, if necessary and available, the sale of equity or debt securities. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures, including our collaboration with BP.

If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

We are dependent on our collaborative partners, including BP, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing cellulosic ethanol and/or our specialty enzyme products, and achieving or sustaining profitability.

Revenue from our collaborations has decreased both as a proportion of our total revenue and in absolute dollars in recent years. Since we do not currently possess the resources necessary to independently fund the development and commercialization of cellulosic ethanol, or all of the potential specialty enzyme products that may result from our technologies, we expect to continue to pursue, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products and technologies that are core to our current market focus, such as our collaboration with BP. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products and technologies. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. For example, we have recently entered into negotiations with our strategic partner, BP, and have not yet come to acceptable terms on the second phase of our collaboration, which has required two one-month extensions of the negotiating period. Our expectations concerning our biofuels business are dependent upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

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

We have a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol technology. The first phase of our partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. The second phase of our partnership is focused on the commercial deployment of our technologies into a commercial-scale cellulosic ethanol production facility. We are dependent upon BP’s financial and technical contributions under both of these joint ventures in order to realize the benefits of the strategic partnership with BP and continue to operate our biofuels business, as it is currently composed. If BP were not to engage actively in efforts to perform under our joint ventures or were to pursue alternative efforts in cellulosic ethanol, the joint ventures may not be successful and our business could be harmed, including requiring us to shutdown or dispose of our biofuels business. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement that was scheduled to expire on January 31, 2010 and was extended through April 1, 2010. We and BP are currently in discussions to extend this partnership beyond its initial 18-month term, which discussions have required to have been extended for two one-month periods because we have been unable to reach acceptable terms. If BP were to discontinue its participation in either of these joint ventures, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners, or shutdown or dispose of our biofuels business. If we were to have to fund all of the technology development efforts, we would need to raise additional funds to do so, which would be difficult in the current financing environment. Alternatively, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we could not find an alternative way to pursue our development and commercialization efforts in cellulosic ethanol, our business would be adversely affected.

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

We are participating in commercial development activities with BP under Highlands Ethanol, LLC (dbaVercipia Biofuels) (“Vercipia”), a joint venture owned equally by BP and us, which will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This joint venture is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida, and to create future opportunities for commercializing cellulosic ethanol technologies. If we do not continue to participate in the development of the Vercipia project by funding our portion of the costs, or if we do participate but are unable to meet our funding obligations with respect to the project, BP may chose to buy out our interest in the joint venture or may dilute our interest in the joint venture. Loss or reduction of our interest in Vercipia could have a material adverse impact on our future revenues and could have a material adverse impact on our business, financial condition and results of operations.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company or cellulosic ethanol manufacturing company. Our existing proprietary technologies are new and in the early stage of development for both biofuels and specialty enzymes. We may not be successful in the commercial development of these or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 14 of our own products, all in the specialty enzymes area, including our Purifine, Fuelzyme, Veretase, Xylathin, and Luminase enzymes. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. We have not yet commercialized any products or processes related to our biofuels segment. Our specialty enzyme products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates or biofuels production processes that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, or if we are unable to sell our cellulosic ethanol or an integrated solution for the production of cellulosic ethanol, we will continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

We may not have adequate funds to pay interest on our 2007 Notes and 2009 Notes, or to purchase the 2007 Notes and 2009 Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with Verenium, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes. As of December 31, 2009, approximately $69 million of the 2007 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

We may not have adequate funds to pay interest or “make-whole” payments on our 2008 Notes, or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. As of December 31, 2009, approximately $15.2 million of the 2008 Notes remains outstanding. On July 1, 2008, certain terms of all of the outstanding 2008 Notes were modified pursuant to convertible note amendment agreements entered into with certain holders of the 2008 Notes.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions, pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. As of December 31, 2009, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $3.0 million, which we may be required to settle in cash if we are unable to satisfy the conditions for paying “make-whole” amounts with shares or the noteholders do not otherwise waive these conditions. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, and we were at that time unable to satisfy the conditions for paying “make-whole” amounts in shares and the noteholders did not otherwise waive those conditions, our cash resources at that time could be insufficient to make the required “make-whole” payments. Also, one holder of 2008 Notes has asserted that certain “make- whole” payments made to it in shares should have been paid in cash, and has filed a lawsuit against us asserting a conversion price of $9.36, rather than $25.56 (and with the recent amendment of the 2008 Notes and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. We have disputed the assertions made by that noteholder and believe our positions are correct. However, if we were found to have been required to pay such “make-whole” payments in cash, or were found to have otherwise not satisfied our obligations under the 2008 Notes, we could, among other negative consequences, be required to redeem some or all of the 2008 Notes. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events, and any borrowing agreements which we may enter into from time to time may similarly require early repayment of borrowings under circumstances like those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes and 2009 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes or 2009 Notes, as applicable, in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. We may not have sufficient funds to pay any required cash interest or cash “make-whole” payments or repurchase or redemption amounts of the 2008 Notes when due, or any amounts due under other borrowing agreements at the same time such amounts are due under the 2008 Notes or otherwise, and any default under the 2008 Notes or any other borrowing agreements (including the 2007 Notes and 2009 Notes) could cause events of default under our other debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable). Any of these events could cause the maturity of some or all of our debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable) to be accelerated, and could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations.

Conversion of the 2008 Notes, the 2007 Notes and/or the 2009 Notes, exercise of related warrants, anti-dilution adjustments that may occur under the 2008 Notes and/or the related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes, 2009 Notes and/or the 2008 Notes and related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $97.92 per share to $76.80 per share, based on a re-set provision contained in the 2007 Notes. In February 2009, the conversion price of the 2008 Notes decreased from $49.08 per share to $25.56 per share, based on a re-set provision contained in the 2008 Notes, in July 2009 decreased further to $20.88 per share in connection with the amendment of the 2008 Notes, and in October 2009 decreased further to $17.89 per share in connection with our recent equity financing. The initial conversion price of the 2009 Notes is $9.60 per share and is subject to reduction based on a re-set provision contained in the 2009 Notes. These re-sets and other reductions in the applicable conversion prices for the 2007 Notes, 2008 Notes and 2009 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

The 2008 Notes also contain a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations, which could cause further reductions in the $17.89 conversion price for the 2008 Notes should we engage in subsequent issuances that trigger those provisions. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $9.36, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices or future conversion notices at the lower conversion price, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2008 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2008 Notes, including to the extent we obtain waivers from the holders to do so, we will be issuing relatively more shares than if our stock price was at a higher level. For example, in connection with the conversion of $45.9 million in aggregate principal amount of 2008 Notes that occurred between January 1, 2009 and March 12, 2010, we issued approximately 1.9 million shares in partial satisfaction of the related

“make-whole” obligations. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2008 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

The covenants in the 2008 Notes restrict our financial and operational flexibility.

We are subject to certain covenants under the 2008 Notes that restrict our financial and operational flexibility. For example, we are restricted from incurring additional indebtedness (other than certain project financing debt, certain unsecured subordinated indebtedness and up to $187 million principal amount of additional indebtedness). The 2008 Notes also include a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations, and the warrants issued in connection with the 2008 Notes also contain weighted-average anti-dilution protection. Any future financing by us involving the issuance of equity, or rights to acquire equity, at a price or prices below the prevailing conversion price of the 2008 Notes at the time of such financing would trigger these provisions in the 2008 Notes and the warrants, causing a further, possibly substantial, reduction in the conversion price for the 2008 Notes or the exercise price of the warrants and additional possible dilution for our shareholders, which would increase the cost and reduce the benefits to us of any such equity financing. As a result of these covenants, our ability to finance our operations through the incurrence of additional debt or the issuance of additional equity is limited. The 2008 Notes also contain other covenants that restrict our financial and operational flexibility.

One holder of our 2008 Notes (the “Disputing Noteholder”) has filed a lawsuit against us asserting that our recent amendment of the 2008 Notes, which became effective on July 6, 2009, failed to amend such noteholder’s 2008 Note (the “Disputed Note”), and that certain actions we have taken that are permitted under the terms of the 2008 Notes, as recently amended, constitute a breach under the Disputed Note.

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

The face value of our total consolidated long-term debt as of December 31, 2009, which includes the 2007 Notes, the 2008 Notes, and the 2009 Notes was approximately $97.9 million, representing approximately 78% of our total capitalization as of such date.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of December 31, 2009, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

Our business is subject to complex corporate governance, public disclosure, and accounting requirements that have increased both our costs and the risk of noncompliance.

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

Several members of our senior management team have not worked together for a significant length of time and they may not be able to work together effectively to develop and implement our business strategies and achieve our business objectives. Management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and others. If our management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees, customers, suppliers or other key constituencies, including our strategic collaborators and partners, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We expect to derive a significant portion of our future revenue from the commercialization of our proprietary technology for producing fuel-grade cellulosic ethanol by developing, either alone or with partners, cellulosic ethanol production plants and by licensing our proprietary technology. In order to develop a viable cellulosic ethanol business, we will need to:

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

Since our IPR&D represents costs for technology that has not yet reached technological feasibility, we have, and will continue to, require substantial investment in the future development and commercialization of our Gen 1 technology. While we expect to deploy this technology at a commercial scale as early as 2012, we cannot assure you that we will ever be successful in commercializing this technology. If these projects are not successfully developed, our sales and profitability will be adversely affected in future periods.

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

The production of ethanol has expanded rapidly in recent years. As of the end of 2009, according to RFA, there was more than 13 billion gallons of installed capacity in the US, including more than 1.15 billion gallons of idled capacity, and over 1.4 billion gallons of projects under construction or expansion. We expect existing ethanol plants to expand by increasing production capacity and actual production, particularly in response to the mandates contained in the Renewable Fuel Standard as expanded in the Energy Independence and Security Act of 2007 (“RFS2”). Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol, particularly in light of factors such as the 10% limitation on ethanol blending in gasoline and the rate of expansion of E85 dispensing infrastructure. Thus, increased production of ethanol may lead to lower ethanol prices. Also, the increased production of ethanol could result in increased demand for feedstocks for the production of ethanol. This could result in higher prices for feedstocks and cause higher ethanol production costs and, in the event that we are unable to pass increases in the price of feedstocks on to our customers, will result in lower profits. We cannot predict the future price of ethanol or feedstocks. Any material decline in the price of ethanol, or any material increase in the price of feedstocks, will adversely affect any sales and/or profitability.

If ethanol demand decreases, does not increase, or does not increase as much as supply, there may be excess capacity in our industry which would likely cause a decline in ethanol prices, adversely impacting our results of operations, cash flows and financial condition.

Domestic fuel ethanol production has increased steadily from 1.5 billion gallons per year in 1999 to 10.6 billion gallons per year in 2009, according to the Renewable Fuels Association. In addition, there is a significant amount of capacity being added to the fuel ethanol industry, including capacity that may be added as a result of government programs and/or incentives, and capacity added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected, or at all. If the ethanol industry has excess capacity, a fall in prices will likely occur which will have an adverse impact on the viability of our vertical integration strategy within biofuels, as well as our results of operations, cash flows and financial condition if we proceed to market ethanol. Demand for ethanol could be impaired due to a number of factors, including regulatory developments, limits on the blending of ethanol in gasoline, the pace of infrastructure development for high-ethanol fuel blends including E85, and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage capabilities. A petition filed with the EPA in March 2009 to allow an increase of ethanol blending in gasoline from 10% up to 15% remains pending in early 2010.

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

Under the Energy Independence and Security Act of 2007, use of renewable fuels, including ethanol, in the United States is mandated to increase from 12.95 billion gallons in 2010 to 36 billion gallons by 2022. The Act also mandates the use of 16 billion gallons per year of cellulosic ethanol by 2022. Elimination or reduction of these mandated targets could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

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

Risks Specific to Our Specialty Enzymes Business

Macroeconomic conditions beyond our control could lead to decreases in demand for our products, reduced profitability or deterioration in the quality of our accounts receivable.

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

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows.

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

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

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

If Genencor assumes all or a part of our Phyzyme manufacturing, our gross product revenues will be adversely impacted and our product gross margins could decline.

Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme necessary to meet the increased demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant to current accounting rules, revenue from Phyzyme that is supplied to us by Genencor is recognized in an amount equal to the royalty on operating profit received from Danisco, as compared to the full value of the manufacturing costs plus the royalty on operating profit we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme, it does have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights of Phyzyme. If Danisco were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless, we may still experience significant excess capacity at Fermic as a result. If we were unable to absorb this excess capacity with other products, our results of operations and financial condition would be adversely effected.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and November 6, 2009, the closing market price of our common stock has ranged from a low of $2.76 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.76 to $81.96. The closing market price of our common stock on December 31, 2009 was $4.50, and the closing price of our common stock on March 12, 2010 was $5.95. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•

issuance of shares by us, and sales in the public market of the shares issued, upon conversion of the 2009 Notes, 2008 Notes, 2007 Notes or exercise of our outstanding warrants, including the extent to which we issue shares versus pay cash in satisfaction of any “make-whole” obligation arising upon conversion of some or all of the 2008 Notes and 2009 Notes or to pay interest due under the 2008 Notes and 2009 Notes; and

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 12% of our outstanding common stock as of December 31, 2009. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 12, 2010, we had 12,098,322 shares of common stock outstanding.

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

Our executive offices are currently located in a 21,000 square foot office in Cambridge, Massachusetts leased through December 2013. Our research and development facilities are currently located in adjacent 75,000 and 61,000 square foot buildings in San Diego, California. The San Diego facilities are leased through November 2015 and March 2017, respectively. In connection with the corporate reorganization we announced on January 5, 2006, we consolidated our research and development facilities and in October 2007 we entered into a sublease agreement with a subtenant to occupy approximately 52,000 square feet of the 61,000 square-foot facility in San Diego. The sublease agreement expires in February 2015. We believe that our facilities are suitable and adequate to meet our current requirements. We support both our biofuels and specialty enzymes segments out of our San Diego and Cambridge facilities.

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

As part of our planned commercial facility in Highlands County, Florida and through one of our joint ventures with BP, we have an agreement which includes a facility site option and two farm leases. The first farm lease agreement was entered into on June 6, 2008 for a thirteen month term for 16,200 net plantable acres. The second farm lease agreement is for 192.4 net plantable acres for a term of one year to be automatically renewed for five years. The site option agreement for 142.2 acres of land was entered into on November 1, 2007 for a five year term, with an option to extend for 20 years.

ITEM 3.	LEGAL PROCEEDINGS.

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Beginning on October 29, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement. Similar petitions and direct appeals may be filed by other shareholders. If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the objecting shareholders are seeking to challenge the settlement on appeal, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) or, following the amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse-split adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) and asserting that CVI is entitled to additional shares based on its asserted conversion price, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended. An initial pre-trial conference was held on August 11, 2009 and the case is presently in the discovery phase.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes, the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes and the public offering of common stock and warrants, CVI filed a Motion to Amend First Amended Complaint (the “Motion”). CVI’s proposed amended pleading alleges that the Company further breached the Note by both amending the terms of the 2008 Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that as a result of these transactions the conversion rate should have adjusted to $4.27 per share rather than $17.89 per share. On February 25, 2010, the Court granted CVI’s Motion and CVI filed its Second Amended Complaint. The Company intends to file a response to the Second Amended Complaint on March 15, 2010.

Between February 27, 2009 and January 19, 2010, CVI converted all of their 2008 Notes, or approximately $14.5 million in face value, and the Company has issued approximately 1.3 million shares on a reverse-split adjusted basis, to settle these conversions and related “make-whole” obligations. Assuming the conversion prices asserted by CVI of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, 1.1 million additional shares would be issuable in connection with CVI’s conversions. The Company does not believe that this lawsuit will have a material impact on its financial statements. The Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

Royalty Dispute

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Set forth below is a table and chart comparing the total return on an indexed basis of $100 invested on December 31, 2004 in our common stock, the NASDAQ Market Index (total return) and our Verenium Peer Group, as identified in (b) below. The total return assumes reinvestment of dividends.

	Fiscal Year Ending
Company/Index/Market	12/31/2005	12/30/2006	12/29/2007	12/31/2008	12/31/2009
Verenium Corp.	54.92	124.49	57.09	10.07	4.29
Verenium Corp. Peer Group	92.64	94.32	58.62	26.18	30.49
NASDAQ Market Index	101.33	114.01	123.17	73.11	105.61

(a) On June 20, 2007, we completed our merger with Celunol Corp., a private company. Upon completion of the merger we renamed the company Verenium Corporation. In connection with the corporate name change, we also changed our NASDAQ Global Market ticker symbol from “DVSA” to “VRNM” and began trading under the new ticker symbol effective June 21, 2007. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported on the NASDAQ Global Market. The prices for the quarters ended before September 9, 2009 have been adjusted to reflect the 1-for-12 reverse stock split effected on that date. Such quotations represent inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

(b) We have identified our peer group for purposes of this table as the following companies: Aventine Renewable Energy, Biofuel Energy Corp, Exelixis Inc., Maxygen Incorporated, Pacific Ethanol, Inc., Senomyx,

Inc. and Symyx Technologies, Inc. The companies we have identified in this peer group do not necessarily reflect all companies that we consider to be direct competitors, a listing of which can be found on page 26 of this annual report of Form 10-K.

	High	Low
2009
First Quarter	$16.92	$2.76
Second Quarter	10.44	3.36
Third Quarter	8.40	6.36
Fourth Quarter	6.75	3.42

	High	Low
2008
First Quarter	$58.68	$28.20
Second Quarter	47.40	21.36
Third Quarter	39.84	10.80
Fourth Quarter	16.56	6.60

As of March 12, 2010, there were approximately 85 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On March 12, 2010, the last sale price reported on the NASDAQ Global Market for our common stock was $5.95 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM	6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007, and with respect to our balance sheets at December 31, 2009 and 2008 are derived from our audited consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006, and 2005 are derived from our audited consolidated financial statements that are not included in this report. The selected consolidated financial data set forth below includes Celunol Corp. for the period from and including June 21, 2007 through December 31, 2009. All share and per share data has been retroactively adjusted for our 1-for-12 reverse stock split, which was effective September 9, 2009.

The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue	$43,956	$49,083	$25,975	$15,867	$9,832
Grant revenue	16,837	6,920	2,717	3,317	10,079
Collaborative revenue	5,118	13,656	17,581	30,014	34,392

Total revenue	65,911	69,659	46,273	49,198	54,303
Operating expenses:
Cost of product revenue	27,929	35,153	19,815	12,914	10,662
Research and development	63,961	63,438	52,296	46,667	68,382
Selling, general and administrative	38,356	44,822	37,497	30,192	17,359
Goodwill impairment charge	—	106,134	—	—	—
Acquired in-process research and development	—	—	42,400	—	—
Amortization of acquired intangible assets	—	—	—	—	2,602
Asset impairment charges	—	—	—	—	45,745

Total operating expenses	130,246	249,547	152,008	89,773	144,750

Loss from operations	(64,335)	(179,888)	(105,735)	(40,575)	(90,447)
Interest and other income, net	130	960	3,802	2,307	2,011
Interest expense	(11,105)	(9,823)	(5,652)	(1,003)	(1,282)
Gain on contract settlement	870	—	—	—	—
Loss on exchange of 2007 Notes	—	(3,599)	—	—	—
Gain on amendment of 2008 Notes	3,977	—	—	—
Gain (loss) on debt extinguishment upon conversion of convertible debt	8,946	(118)
Gain on net change in fair value of derivative assets and liabilities	5,277	3,478	—	—	—

Net loss	(56,240)	(188,990)	(107,585)	(39,271)	(89,718)
Loss attributed to noncontrolling interest in consolidated entities	34,349	12,500	—	—	—

Net loss attributed to Verenium Corporation	$(21,891)	$(176,490)	$(107,585)	$(39,271)	$(89,718)

Net loss per share, basic and diluted	$(2.58)	$(33.03)	$(23.65)	$(10.14)	$(24.43)

Weighted average shares outstanding	8,470	5,344	4,550	3,872	3,672

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,055	$7,458	$57,977	$51,912	$65,428
Restricted cash	10,400	10,040	—	—	—
Working capital (deficit)	21,408	(23,765)	35,344	40,440	53,753
Total assets	167,922	153,623	264,779	79,905	98,069
Long-term debt, less current portion	105,756	130,495	121,160	3,724	6,332
Stockholders’ equity (deficit)	30,202	(27,692)	95,215	42,916	64,804

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. The results of operations discussed herein include the operating results of Celunol Corp. for the period from and including June 21, 2007 through December 31, 2009.

Except for the historical information contained herein, the following discussion, as well as the other sections of this report, contain forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

Forward-looking statements applicable to our business generally include statements related to:

•	the length of time that we will be able to fund our operations with existing cash and cash commitments and from other sources or potential sources of financing;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	the continuation of, and expected benefits from, our strategic partnership with BP Biofuels North America LLC (“BP”) to advance our cellulosic ethanol technology;

•	our ability to continue as a going concern;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our expected future research and development expenses, sales and marketing expenses, and selling, general and administrative expenses;

•	the effects of governmental regulation and programs on our business and financial results;

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

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Forward looking statements applicable to our biofuels business include statements related to:

•	the continuation of, and expected benefits from, our strategic partnership with BP to advance our cellulosic ethanol technology;

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

•

our expectation that production from the commercial-scale cellulosic ethanol facility that Highlands Ethanol, LLC (dba Vercipia Biofuels LLC) (“Vercipia”) is developing in Highlands, Florida could begin as early as 2012 and that we could break ground for that facility as early as 2010, and that the estimated construction cost for that facility will be approximately $300 million;

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

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, including our strategic partnership with BP, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, the timing of conversion of the 2008 and 2009 Notes, if any, and our ability to make any required cash interest or “make-whole” payments if and when required, other risks associated with the 2008 and 2009 Notes as set forth in the section of this report entitled “Risk Factors,” and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Overview

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation and jointly-owned subsidiaries with BP, Galaxy Biofuels LLC (“Galaxy”), and Vercipia, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We currently believe the most significant commercial opportunity for our biofuels business segment will be derived from the large-scale commercial production of cellulosic ethanol derived from multiple non-food biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 18 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are (i) integrated solutions for the production of advanced biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for alternative fuels, specialty industrial processes, and animal nutrition and health. We have current collaborations and agreements with market leaders, such as BP, Bunge Oils and the U.S. Department of Energy, each of which complement our internal technology and product development efforts.

We have a substantial intellectual property estate comprising more than 260 issued patents and more than 380 pending patents as of December 31, 2009. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection on key intellectual property assets.

We have incurred net losses since our inception. For the year ended December 31, 2009, we had a net loss of $21.9 million, and as of December 31, 2009, we had an accumulated deficit of approximately $630.0 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of any combination of one or more of the following:

•

anticipated additional investments to implement our biofuels commercialization strategy, including capital expenditures related to optimization of our demonstration facility, and capital or operating costs we may incur for land acquisition, feedstock development, and design and engineering for our first commercial plants through our joint ventures with BP;

•	maintaining our sales and marketing infrastructure to support our specialty enzyme business;

•	our continued investment in manufacturing facilities necessary to meet anticipated demand for our products; and

•	continued research and development expenses for our biofuels commercialization strategy as well as the progression of internal product candidates in our specialty enzymes business.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

As more fully described in the Liquidity and Capital Resources section beginning on page 91, Risk Factors beginning on page 30 and Note 1 of the Notes to Consolidated Financial Statements beginning on page 105 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the substantial doubt in our ability to continue as a going concern. We believe that we will be successful in raising or generating additional cash through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling or financing assets, incremental product sales and the additional sale of equity or debt securities; however, if we are unable to raise additional capital from any of these sources, we will need to defer, reduce or eliminate certain planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events, Financing Transactions, and Capital Requirements

Extension of BP Collaboration

On February 1, 2010, we announced the extension of the initial 18-month joint development program established in August 2008 with our partner BP, which was scheduled to expire on February 1, 2010, until March 1, 2010. We received an additional $2.5 million from BP to co-fund various scientific and technical initiatives for the month of February 2010. Further, on March 1, 2010, we announced a second one-month extension through April 1, 2010, for which an additional $2.5 million was funded by BP for the additional month. We and BP are continuing negotiations regarding the terms for advancing our cellulosic ethanol technology.

Completion of Syngenta Research Collaboration

On October 28, 2009, we entered into an agreement with Syngenta in connection with the completion of previously defined programs under our joint research collaboration. We have executed an agreement whereby we gained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through non-plant means such as algae. As a result of this transaction, we obtained broad rights to several late-stage enzyme development candidates.

Public Offering of Common Stock and Warrants

On October 6, 2009, we issued 2,250,000 shares of our common stock and warrants to purchase an additional 900,000 shares of common stock in an underwritten public offering at a price of $6.00 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The shares of common stock and warrants are immediately separable and issued separately. The warrants have a five-year term and an exercise price of $7.59. Net proceeds after underwriting discounts and commissions and expenses, were approximately $12.2 million.

2009 Notes

On September 1, 2009 and September 25, 2009, we completed privately negotiated exchanges with certain existing holders of our 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal for the 2007 Notes, for $13.7 million in aggregate principal amount of 2009 Notes.

The 2009 Notes are secured by a first priority lien (subject to certain exceptions and permitted liens) on certain of our assets including, present and future receivables, inventory, general intangibles, equipment, investment property, stock of subsidiaries, and certain other assets and proceeds relating thereto. The collateral securing 2009 Notes is subject to certain carve-outs, cash and cash equivalents and intellectual property. As part of the 2009 Notes issuance, the 2008 Notes were also secured by the first priority lien

The 2009 Notes bear interest at 9% per year, payable in cash semi-annually, and commencing on October 1, 2009, are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of our common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make-whole fundamental change” that occurs before April 5, 2012 may in certain circumstances be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than the $7.32 per share. The total common shares that would be issued assuming conversion of the entire $13.7 million in 2009 Notes is 1.4 million shares, excluding common shares to be issued for potential “make-whole” payments.

2008 Notes Amendment

On July 1, 2009, we entered into amendment agreements of our 2008 Notes to modify certain terms of the 2008 Notes. The amendments became effective on July 6, 2009. Pursuant to the terms of the 2008 Notes, the 2008 Notes may be amended and restated with the written consent of the holders representing at least 66.67% of the 2008 Notes outstanding. As of July 1, 2009, there was approximately $29.5 million aggregate principal amount of the 2008 Notes outstanding. We entered into the amendment agreements with all but one of the noteholders, which include the holders of approximately $25.6 million or 86.8% of the 2008 Notes.

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

In connection with the 2009 Notes exchange described above, we agreed to grant equal and ratable security interests in the collateral securing the 2009 Notes to the holders of the 2008 Notes.

As disclosed in Note 8 of the Notes to Consolidated Financial Statements, one holder of 2008 Notes is a party to a pending lawsuit against us, whereby that holder also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that holder’s consent.

Years Ended December 31, 2009 and 2008

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the years ended December 31, 2009 and 2008, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments such as: non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

Selected operating results for the year ended December 31, 2009 and 2008 for each of our business segments is set forth below (in thousands):

	2009				2008
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$43,956	$—	$43,956	$—	$49,083	$—	$49,083
Collaborative and grant revenue	15,978	5,977	—	21,955	1,635	18,941	—	20,576

Total revenues	15,978	49,933	—	65,911	1,635	68,024	—	69,659

Product gross profit	—	16,027	—	16,027	—	13,930	—	13,930

Operating expenses* (excluding cost of goods sold)	65,903	13,122	23,292	102,317	54,865	32,196	127,333	214,394

Total Operating income (loss)	(49,925)	8,882	(23,292)	(64,335)	(53,230)	675	(127,333)	(179,888)
Loss attributed to noncontrolling interests in consolidated entities	34,349	—	—	34,349	12,500	—	—	12,500
Operating income (loss) attributed to Verenium	$(15,576)	$8,882	$(23,292)	$(29,986)	$(39,730)	$675	$(127,333)	$(167,388)

Capital expenditures	$4,891	$527	$—	$5,418	$43,319	$3,121	$194	$46,634

*	Corporate operating expenses include approximately $106.1 million in a non-cash goodwill impairment charge in 2008.

Identifiable assets by operating segment are set forth below (in thousands):

	As of December 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$102,810	$2,430	$3,159	$108,399
Cash and other assets (1)	8,190	10,109	41,224	59,523

Total identifiable assets	$111,000	$12,539	$44,383	$167,922

(1)	As of December 31, 2009, Biofuels cash and other assets includes $7.2 million of Vercipia cash and cash equivalents which is limited for use in Vercipia operations.

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	11,101	24,549	36,352

Total identifiable assets	$109,732	$14,603	$29,288	$153,623

Consolidated Results of Operations

Revenues

Revenues for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008	% Change
Revenues:
Phyzyme phytase	$32,781	$36,963	(11)%
All other products	11,175	12,120	(8)%

Total product	43,956	49,083	(10)%
Grant	16,837	6,920	143%
Collaborative	5,118	13,656	(63)%

Total revenues	$65,911	$69,659	(5)%

Revenues decreased 5%, or $3.7 million, to $65.9 million for the year ended December 31, 2009 compared to December 31, 2008. For the year ended December 31, 2009, our revenue mix continued to shift to a larger percentage of product and grant revenues, consistent with our strategy to grow product sales and biofuels projects, and de-emphasize collaborations that are not core to our strategic market focus. Product and grant revenues represented 92% of total revenues for the year ended December 31, 2009, as compared to 80% for the year ended December 31, 2008.

Product revenues decreased $5.1 million, or 10%, for the year ended December 31, 2009 as compared to the same period in 2008. This decrease is attributed primarily to the following factors:

•

While gross shipments of Phyzyme for the year ended December 31, 2009 remained at levels comparable to 2008, our reported net Phyzyme revenue was lower than our reported net revenue in the same periods of the prior year. This is attributed to a larger percentage of Phyzyme sales manufactured by Genencor, a subsidiary of Danisco, for which we recognize only the royalty component on operating profit for Phyzyme sales. Due to capacity constraints during late 2008, we contracted with Genencor to serve as a second-source manufacturer of Phyzyme. We recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the royalty on operating profit we receive from

Danisco, as compared to the full value of the manufacturing costs plus royalty on operating profit we recognize for Phyzyme we manufacture at Fermic.

•	We discontinued two of our product lines, Bayovac-SRS and Quantum, during early 2008.

The decrease in Phyzyme product revenue was offset in part by an increase in sales of our Fuelzyme and Xylathin enzymes, which continued to gain acceptance in the grain ethanol markets, and our Veretase enzyme for the potable ethanol market.

Revenues from Phyzyme represented approximately 75% of total product revenues for the year ended December 31, 2009 and 2008. We expect that Phyzyme will continue to represent a significant percentage of our total product revenues in the foreseeable future.

Given the worldwide recession, we cannot be certain that demand for our enzyme products and resulting sales will meet expectations. In particular:

•

Following a year of substantial growth in revenues and related market share of our Phyzyme enzyme in 2008, we and our partner Danisco, saw a softening in the phytase animal feed market attributed to a recessionary decline in consumer consumption of protein and financial distress in the poultry industry, which negatively impacted demand for feed and thus our enzyme, particularly during the first half of 2009. Nevertheless, Phyzyme sales strengthened in late 2009, as demand for poultry began to recover with economic conditions.

•

Demand for Fuelzyme was significantly impacted by challenges in the corn ethanol industry, which experienced significant distress in 2009 due to high corn prices and low ethanol prices. During the first half of 2009, there were several well-publicized bankruptcies, including two of the largest producers of corn ethanol in the U.S. operating rates in the industry were significantly reduced, which negatively impacted demand for enzymes in the first half of 2009. Recently, we have begun to see ethanol plant operating rates return to pre-2009 levels, and some idle capacity has been brought back on line, signaling a recovery in the corn ethanol industry over the latter part of 2009.

•

A primary market for Purifine, used for soybean oil processing, is Latin America, which has suffered drought, political upheaval over taxes on agriculatural exports, and overall challenging market conditions since early 2008. As a result, adoption of Purifine in the region has been delayed, thus Purifine revenue was below expectations for 2009. Though we anticipate a ramp-up in Purifine revenues, it has been slower than initially expected. However, Purifine has gained strong commercial traction during 2009. In addition to continued demand from Bunge, or primary customer for Purifine, we recently signed a long-term contract with Molinos, operator of the world’s largest soybean processing plant in Argentina, to implement the commercial-scale oil degumming process using Purifine.

Grant revenue increased $9.9 million, to $16.8 million for the year ended December 31, 2009 compared to 2008. The increase in grant revenue was primarily attributable to various new grants awarded during late 2008 and throughout 2009 from the Department of Energy to further optimize our demonstration-scale facility. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of December 31, 2009, we have committed funding from various governmental agencies totaling $12.7 million through 2012, and expect to continue to see a decrease in grant revenue during 2010 as compared to 2009.

Collaborative revenue decreased $8.5 million, to $5.1 million for the year ended December 31, 2009. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products and biofuels projects. We anticipate that collaborative revenue will continue to represent a small component of our revenue in 2010, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to wind-down of projects with existing strategic collaborators, such as our settlement agreement with Syngenta.

On October 28, 2009, we completed previously defined programs under our joint research collaboration with Syngenta. In connection with the completion of those programs, the parties have executed an agreement whereby we gained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through non-plant means such as algae, further bolstering our specialty enzymes product pipeline.

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

Product Gross Profit & Margin

Product gross profit for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008	% Change
Product revenue	$43,956	$49,083	(10)%
Cost of product revenue	27,929	35,153	(21)%

Product gross profit	16,027	13,930	15%
Product gross margin	36%	28%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue decreased $7.2 million, or 21%, to $27.9 million for the year ended December 31, 2009. This decrease resulted primarily from the change in production for our Phyzyme product revenue and related cost manufactured by Genencor as described below, combined with inventory losses and additional freight costs incurred in 2008 as further described below.

We manufacture most of our enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. We also have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. As discussed above, we recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the royalty received from Danisco, as compared to the full value of the manufacturing costs plus the royalty on operating profit we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme, it does have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

Product gross margin totaled $16.0 million, or 36% of product revenue for the year ended December 31, 2009 compared to $13.9 million, or 28% of product revenue for the year ended December 31, 2008. Gross margin percentage improvement for the year ended December 31, 2009 reflects various factors, specifically:

•

Due to our manufacturing arrangement with Genencor to serve as a second-source manufacturer for Phyzyme as previously described, we record revenue and costs related to Phyzyme that Genencor manufactures on a net basis versus a gross basis. This had no impact on the absolute value of our gross margin, but resulted in an increase to the gross margin percentage reported for the year ended December 31, 2009.

•

During the year ended December 31, 2008, gross margin percentage was lower due to (i) inventory losses related to contamination issues in our Phyzyme enzyme manufacturing process; and (ii) incremental zero-margin freight revenue and related costs incurred to meet customer ship dates. Both of these factors negatively impacted gross profit and resulted in a lower gross margin in 2008.

•	During 2009, we experienced a favorable product mix shift to products with lower production costs, such as Fuelzyme.

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

In addition, because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our manufacturing and sales agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then, under a license agreement, share 50% of Danisco’s profit, as defined, when the product is sold to Danisco’s customer. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and the royalty on operating profit is recognized in the period in which the product is sold to Danisco’s customer as reported to us by Danisco. We may record our quarterly royalty on operating profit based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty on operating profit from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin from quarter-to-quarter.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights for Phyzyme. If Danisco decides to exercise this right, we may experience excess capacity at Fermic. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme manufacturing rights, this may have a negative impact on our revenues and our product gross margin.

Operating Expenses

Research and development and selling, general and administrative expenses for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008	% Change
Research and development	$63,961	$63,438	1%
Selling, general and administrative expenses	$38,356	$44,822	(14)%

Our operating expenses excluding cost of product revenue for the year ended December 31, 2009 decreased 5% due to decreased research and development efforts associated with specialty enzyme projects offset by increases in expenses related to our demonstration-scale facility optimization efforts, further offset by cost minimization efforts during 2009.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, including engineering costs associated with our pilot and demonstration–scale cellulosic ethanol facilities, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

For the year ended December 31, 2009, we estimate that approximately 38% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 62% were spent on research activities funded in whole or in part by our partners. For the year ended December 31, 2008, we estimate that approximately 78% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 22% were spent on research activities funded by our collaborations and grants. The increase in percentage of time spent on funded product and technology development from the prior year is primarily attributed to our focus on cellulosic ethanol process development, which is partially funded by federal grants and BP through our Galaxy joint venture.

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

•

We have product candidates and technologies in various stages of development related to collaborations and grants as well as internally developed products and technologies. At any time, we may modify our strategy and pursue additional collaborations for the development and commercialization of some products and technologies that we had intended to pursue independently. For example, in 2008 we entered into a joint collaboration with BP to co-fund the advancement and validation of our cellulosic ethanol process technology, which had previously been largely self-funded; and

•	Funding for existing products or projects may not be available on commercially acceptable terms, or at all, which may cause us to defer or reduce our product development efforts.

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

Our research and development expenses increased $0.5 million, to $64.0 million (including share-based compensation of $2.3 million) compared to $63.4 million (including share-based compensation of $4.4 million) for the year ended December 31, 2008. Our research and development expenses by operating segment for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008	% Change
Biofuels	$59,709	$38,945	53%
Specialty Enzymes	4,252	24,493	(83)%

	$63,961	$63,438	1%

Biofuels Research and Development

Research and development expenses related to our biofuels business include costs related to our ongoing development and validation of our cellulosic ethanol process technology, including, but not limited to, enzyme discovery and development and bioprocess development designed to improve ethanol yields and reduce cost-per-gallon, feedstock testing and validation at the laboratory, pilot- and demonstration-plant scale, as well as costs related to commissioning, optimization and operation of our demonstration-scale facility in Jennings, Louisiana. During 2008, costs related to our ligno-cellulosic enzyme development programs which were partially funded by Syngenta, were included in specialty enzymes research and development. In 2009, we have categorized these costs in our biofuels segment.

Our biofuels research and development expenses increased $20.8 million for the year ended December 31, 2009 from $38.9 million in 2008. This increase relates primarily to $7.7 million in depreciation expense for our demonstration-scale facility which was placed in service in February 2009, the acceleration of our biofuels technology development efforts during 2008 and 2009, particularly related to our demonstration-scale facility commissioning and optimization at our site in Jennings, Louisiana, which BP has substantially funded through our Galaxy joint venture, as well as our commercialization efforts through the Vercipia entity. As described in more detail below, our gross research and development costs related to Galaxy and Vercipia are included in “Research and development” on our Consolidated Statements of Operations, with BP’s cost reimbursement to us included in “Loss attributed to noncontrolling interests in consolidated entities.”

We consider our current cellulosic ethanol technology under development to be our “Generation 1” or “Gen 1” technology. To date, we have demonstrated that our Gen 1 technology can produce cellulosic ethanol at a small scale in the laboratory, pilot plant, and demonstration-scale facility, but at yields and cost that are not yet commercially viable. We will require continued and substantial investment to further develop our Gen 1 technology, and continue to believe that Gen 1 will produce a viable technology that could be deployed on a commercial scale as early as 2012. We anticipate that we could break ground on our first commercial plant as early as 2010.

Specialty Enzymes Research and Development

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements, funded support for research collaborations and to a lesser extent, early stage product development.

Due to limited capital resources and challenging economic conditions, we are not spending significant resources on early stage specialty enzyme product development without additional investment from strategic partners.

Our specialty enzymes research and development expenses decreased $20.2 million for the year ended December 31, 2009 compared to the comparable period in 2008. This decrease is related primarily to our shift in focus to biofuels process development and, to a lesser extent, the de-emphasis of early stage product development for our specialty enzyme business segment and collaboration and grant work not core to our current focus.

Selling, General and Administrative Expenses

	2009	2008	% Change
Selling, general and administrative	$38,356	$44,822	(14)%

Selling, general and administrative expenses decreased $6.5 million, or 14%, to $38.4 million (including share-based compensation of $5.4 million) for the year ended December 31, 2009. Excluding the impact of share-based compensation, selling, general and administrative expenses decreased $5.0 million for the year ended December 31, 2009 as compared to the same period in 2008. The decrease during the year ended December 31, 2009 compared to the same period in the prior year was primarily due to the decrease in consulting and advisory expenses related to the first phase of our collaboration with BP, Galaxy, in August 2008, partially offset by the biofuels commercial development efforts for our first commercial plant, which BP partially funds through our Vercipia joint venture, and cost minimization efforts in 2009.

Share-Based Compensation Charges

We recognized $7.7 million, or $0.91 per share, and $11.2 million, or $2.10 per share, for the years ended December 31, 2009 and 2008. Share-based compensation expense was allocated among the following expense categories (in thousands):

	2009	2008
Research and development	$2,285	$4,391
Selling, general and administrative	5,403	6,842

	$7,688	$11,233

Share-based compensation decreased $3.5 million for the year ended December 31, 2009 as compared to the same period in 2008, primarily related to the suspension of our employee stock purchase plan during the first quarter of 2009 and an overall decrease in equity awards granted since our merger with Celunol Corp in 2007, partially offset by the tender offer option exchange which resulted in approximately $0.9 million in additional expense during the year.

Goodwill Impairment

During 2008, we determined that the market value of our common stock and convertible debt was not adequate to support the carrying value of our goodwill resulting from the June 2007 merger between Diversa and Celunol. As a result, pursuant to authoritative accounting guidance we recorded a non-cash charge of $106.1 million in 2008, representing full impairment of the carrying value of our goodwill. We believe that this impairment was reflective primarily of current market conditions, and was not indicative of a change in our business or implied value of our underlying biofuels business model aimed toward the commercialization of cellulosic ethanol.

Interest and other income, net

Interest income on cash and short term investments was $0.1 million for the year ended December 31, 2009 compared to $1.0 million for the year ended December 31, 2008 primarily due to lower average cash and investment balances during 2009.

Interest expense

Interest expense was $11.1 million, net of $1.0 in capitalized interest for the demonstration-scale facility, for the year ended December 31, 2009 compared to $9.8 million for the year ended December 31, 2008, net of $6.2 million in capitalized interest for the demonstration facility. Our demonstration-scale facility was placed in service in February 2009, and as such, we ceased capitalizing interest on that date. The increase in interest expense from the comparable periods in 2008 was primarily attributed to the decrease in capitalized interest partially offset by the decrease in 2008 Notes principal outstanding from conversions. Total interest expense for the years ended December 31, 2009 and 2008 comprised of the following (in thousands):

	2009	2008
5.5% coupon interest, payable in cash	$4,902	$5,734
Non-cash amortization of debt issuance costs	831	938

2007 Notes Total	5,733	6,672

8% coupon interest, payable in cash or common stock	2,573	4,340
Non-cash accretion of debt discount	3,067	4,009
Non-cash amortization of debt issuance costs	247	449

2008 Notes Total	5,887	8,798

9% coupon interest, payable in cash or common stock	411	—
Non-cash amortization of debt premium	(136)	—

2009 Notes Total	275	—

Equipment financing	26	150
Other	223	360
Capitalized interest	(1,039)	(6,157)

Total interest expense	$11,105	$9,823

Gain on Contract Settlement

On October 28, 2009, we entered into an agreement with Syngenta in connection with the completion of previously defined programs under our joint research collaboration. As of the separation date, approximately $0.9 million in deferred revenue was outstanding related to Syngenta for unearned, prepaid research funding under the previous agreement. The $0.9 million was recognized as gain on contract settlement for the year ended December 31, 2009, as the amount represented cash received in excess of research labor hours incurred, for which we had not completed the revenue earning process.

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

Gain on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes compound embedded derivative, warrants, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes compound embedded derivative are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the Consolidated Statement of Operations as “Gain on net change in fair value of derivative assets and liabilities.” We recorded a net gain of $5.3 million for the year ended December 31, 2009 compared to $3.5 million for the year ended December 31, 2008 related to the change in fair value of our recorded derivative asset and liabilities.

Gain (loss) on Debt Extinguishment Upon Conversion of Convertible Debt

During the year ended December 31, 2009, we recorded a gain on debt extinguishment of $8.9 million compared to a loss of $0.1 million for the year ended Decembre 31, 2008. The gain (loss) calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the year ended December 31, 2009 was equal to the $43.7 million of principal less the unamortized debt discount and issuance costs, which totaled $32.7 million, as of the conversion date. During the year ended December 31, 2009, we issued a total of 3.7 million shares with a total market value as of the dates of conversion of $23.8 million to settle the 2008 Notes and “make-whole” payments. The carrying value of the converted 2008 Notes was equal to $8.9 million which represented the difference between the principal converted of $12.1 million and the unamortized debt discount and issuance costs. During the year ended December 31, 2008, we issued a total of 3.7 million shares with a total market value as of the dates of conversion of $9.0 million to settle the converted 2008 Notes and related “make-whole” payments.

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

As a result, our consolidated financial statements include a line item called “Noncontrolling interests in consolidated entities.” On our Consolidated Balance Sheets, this line reflects BP’s ownership of Galaxy’s and Vercipia’s equity. This line item is reduced by BP’s 50% share of Galaxy’s and Vercipia’s losses, and increased by cash contributions made by BP. BP’s share of losses is reflected in our Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Galaxy and Vercipia have incurred losses through December 31, 2009, 50% of which have been allocated to BP, and we anticipate these entities will continue to incur losses related to ongoing joint development through at least the initial joint development program and construction processes.

Years Ended December 31, 2008 and 2007

Selected Segment Financial Data

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

Selected operating results for the year ended December 31, 2008 and 2007 for each of our business segments is set forth below (in thousands):

	2008				2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$49,083	$—	$49,083	$—	$25,975	$—	$25,975
Collaborative and grant revenue	1,635	18,941	—	20,576	—	20,298	—	20,298

Total revenues	1,635	68,024	—	69,659	—	46,273	—	46,273

Product gross profit	—	13,930	—	13,930	—	6,160	—	6,160

Operating expenses* (excluding cost of goods sold)	54,865	32,196	127,333	214,394	20,499	53,480	58,214	132,193

Total Operating income (loss)	(53,230)	675	(127,333)	(179,888)	(20,499)	(27,022)	(58,214)	(105,735)
Loss attributed to noncontrolling interests in consolidated entities	12,500	—	—	12,500	—	—	—	—
Operating income (loss) attributed to Verenium	$(40,730)	$675	$(127,333)	$(167,388)	$(20,499)	$(27,022)	$(58,214)	$(105,735)

Capital expenditures	$43,319	$3,121	$194	$46,634	$26,991	$2,636	$4,603	$34,230

*	Corporate operating expenses include approximately $106.1 million in a non-cash goodwill impairment charge in 2008 and $42.4 million non-cash acquired in-process research and development charge in 2007.

Identifiable assets by operating segment are set forth below (in thousands):

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	11,101	24,549	36,352

Total identifiable assets	$109,732	$14,603	$29,288	$153,623

	As of December 31, 2007
	Biofuels	Specialty Enzymes	Corporate	Total
Goodwill	$—	$—	$106,134	$106,134
Property, plant and equipment, net	66,380	6,655	3,628	76,663
Cash, short-term investments and other assets	1,219	16,971	63,792	81,982

Total identifiable assets	$67,599	$23,626	$173,554	$264,779

Consolidated Results of Operations

Revenues

Revenues for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007	% Change
Revenues:
Phyzyme phytase	$36,963	$16,237	128%
All other products	12,120	9,738	24%

Total product	49,083	25,975	89%
Collaborative	13,656	17,581	(22)%
Grant	6,920	2,717	155%

Total revenues	$69,659	$46,273	51%

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

Product revenues increased $23.1 million, or 89%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was attributable primarily to increased revenue and royalty associated with Phyzyme XP phytase sold through our collaboration with Danisco. The increase in Phyzyme revenue was primarily related to the following factors:

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

Grant revenue increased 155%, or $4.2 million, to $6.9 million for the year ended December 31, 2008. The increase in grant revenue was primarily attributable to a grant awarded in the fourth quarter 2008 from the Department of Energy to discover and develop new enzymes and enzyme cocktails to break down various types of biomass. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of December 31, 2008, we had committed funding from various governmental agencies totaling $19.1 million through 2012.

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

Because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then receive a royalty on Danisco’s operating profit, as defined, when the product is sold to the end user. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and royalty on operating profit is recognized in the period in which the product is sold to the end user as reported to us by Danisco. We may record our quarterly royalty on operating profit based on estimates from Danisco, and the final calculation royalty on operating profit is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty on operating profit from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin from quarter-to-quarter.

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

Operating Expenses

Research and development and selling, general and administrative expenses for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007	% Change
Research and development	$63,438	$52,296	21%
Selling, general and administrative expenses	$44,822	$37,497	20%

The operating expenses for the year ended December 31, 2008 increased compared to the prior year ended December 31, 2007, related primarily to the biofuels business only being included in operating expenses since the closing of the June 2007 merger with Celunol, as well as our acceleration of biofuels development and commercialization efforts in 2008.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, including engineering costs associated with our pilot and demonstration-scale cellulosic ethanol facilities, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

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

Our research and development expenses increased $11.1 million, to $63.4 million (including share-based compensation of $4.4 million) compared to $52.3 million (including share-based compensation of $3.7 million) for the year ended December 31, 2008. Our research and development expenses by operating segment for the years ended December 31, 2008 and 2007 were as follow (in thousands):

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

Goodwill Impairment

During 2008, we determined that the market value of our common stock and convertible debt was not adequate to support the carrying value of our goodwill resulting from the June 2007 merger between Diversa and Celunol. We recorded a non-cash charge of $106.1 million during the quarter ended September 30, 2008, representing full impairment of the carrying value of our goodwill. We believe that this impairment is reflective primarily of current market conditions, and is not indicative of a change in our business or implied value of our underlying biofuels business model aimed toward the commercialization of cellulosic ethanol.

Acquired in-process Research and Development

We allocated $42.4 million of the purchase price in connection with our merger with Celunol in June 2007 to acquired in-process research and development projects. Acquired in-process research and development (“IPR&D”) represents the valuation of acquired, to-be-completed research projects. Celunol’s ongoing research and development initiatives have primarily involved the development of its patented and proprietary biotechnology to enable production of fuel-grade ethanol from cellulosic biomass materials. As of the merger date, pursuant to authoritative guidance under these projects were not determined to have reached technological feasibility and determined to have no alternative future use. Accordingly, the amounts allocated to those projects were written off in the second quarter of 2007, the period the merger was consummated.

Restructuring Charges

We recorded charges of $12.0 million during the year ended December 31, 2006 in connection with our strategic reorganization in January 2006, which included costs for employee separation and estimates for facilities consolidation costs. During the years ended December 31, 2008 and December 31, 2007, we recorded $0.5 million and $1.5 million of additional charges reflecting revisions in our estimates and present value adjustments for our remaining net facilities consolidation costs. Our revision in December 2007 was primarily related to executing our sublease agreement with a subtenant in October 2007. All expense amounts are included within selling, general and administrative expenses.

Interest and other income, net

Interest income on cash and short term investments was $1.0 million for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007 primarily due to lower average cash and investment balances during 2008.

Interest expense

Interest expense was $9.8 million, net of $6.2 million in capitalized interest for the demonstration facility, for the year ended December 31, 2008 compared to $5.7 million for the year ended December 31, 2007, net of $0.7 million in capitalized interest for the demonstration facility. The increase was attributed to interest on the 2007 Notes we issued in March and April 2007 combined with the 2008 Notes issued in February 2008. We recorded aggregate interest expense related to the 2008 Notes of $8.8 million for the year ended December 31, 2008, representing the following (in thousands):

2008
8% coupon interest, payable in cash	$4,340
Non-cash accretion of debt discount	4,009
Non-cash amortization of debt issuance costs	449

$8,798

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

Loss on debt extinguishment upon conversion of convertible debt

During the year ended December 31, 2008, pursuant to current accounting rules, we recorded a loss on debt extinguishment of $0.1 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes was equal to $8.9 million which represented the difference between the principal converted of $12.1 million and the unamortized debt discount and issuance costs. During the year, we issued a total of 3.7 million shares with a total market value as of the dates of conversion of $9.0 million to settle the converted 2008 Notes and related “make-whole” payments.

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

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of December 31, 2009 our strategic partners, including BP, have provided us with more than $375 million in funding since inception, including more than $40 million from various government agencies, and are committed to additional funding of more than $27 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing. Our committed funding includes $7.5 million from our Vercipia joint venture with BP, announced in February 2009, which is to be paid during the first quarter of 2010. Vercipia operates as a separate commercial entity, with the $7.5 million in committed BP funding used solely for this entity.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of December 31, 2009, we had available cash and cash equivalents of approximately $32.1 million, including approximately $7.2 million which relates to Vercipia and is to be used solely for its operations. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements, and in October 2009 we raised approximately $12.2 million in net cash proceeds from an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock. As of December 31, 2009, we had an accumulated deficit of approximately $630.0 million.

We will require additional capital to fund our operations. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the substantial doubt in our ability to continue as a going concern. Our cash at December 31, 2009, along with anticipated cash from grants, revenue, our commitment from BP and other sources is not sufficient to meet cash requirements to fund our operating expenses, capital expenditures, required and potential payments under our 2007 Notes, 2008 Notes and 2009 Notes, and working capital requirements through 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

We are dependent upon BP’s financial and technical contributions to our joint ventures in order to realize the benefits of the strategic partnership with BP. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement was scheduled to expire on January 31, 2010 and was extended through March 1, 2010 and then again recently to April 1, 2010. We and BP are currently in discussions to extend this partnership. If BP were to discontinue its participation, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were required to fund all of the technology development efforts contemplated under this partnership, we would need to raise additional funds to do so, which may be difficult in the current financing environment. Alternatively, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we are unable to find an additional partner or raise additional funds, we may be required to discontinue our biofuels business or dispose of certain assets related to it.

Through our Vercipia joint venture with BP, we will also need to raise sufficient capital to fund the construction of our first commercial cellulosic ethanol plant to be located in Highlands County, Florida. We estimate that the total costs of construction for this first commercial plant will be approximately $300 million, which we anticipate will be funded from a combination of non-recourse debt and equity capital. In February 2009, we and BP filed a joint application for a Department of Energy (“DOE”) loan guarantee program. On June 25, 2009, we announced our application had been selected by the DOE to enter the due diligence phase of its Title XVII Loan Guarantee Program. If awarded, funding from this program could cover a substantial portion of the total cost of construction of the project We expect the remaining portion to be funded by project equity investments from BP and us. This may require us to raise project financing in addition to the cash required to fund our ongoing operations. Pending the timing of project financining, we anticpate that Vercipia could break ground on this facility as early as 2010.

We believe that we will be successful in generating additional cash to fund our operations through a combination of additional corporate partnerships and collaborations, federal, state and local grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If we are unsuccessful in raising additional capital from any of these sources, we will need to defer, reduce or eliminate certain planned expenditures.

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

Convertible Debt Obligations

The following table summarizes our principal and interest obligations for the 2007, 2008 and 2009 Notes as of December 31, 2009, assuming such obligations are not converted prior to maturity (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes (1)	$135,478	$3,797	$7,594	$7,594	$116,493
2008 Notes (2)	18,241	1,216	17,025	—	—
2009 Notes (3)	35,397	1,336	2,467	2,467	29,127

Total Principal and Interest Obligations	$189,116	$6,349	$27,086	$10,061	$145,620

(1)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022.
(2)	Total obligations under the 2008 Notes include approximately $3.0 million (including $1.2 million due within one year) in interest through maturity of the 2008 Notes. Interest payments on the 2008 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.
(3)

The holders of the 2009 Notes have the right to require us to purchase the 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2009 Notes include approximately $21.7 million (including $1.3 million due within one year) in interest through maturity of the 2009 Notes. Interest payments on the 2009 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at the greater of the applicable conversion price in effect, which was $9.60 as of December 31, 2009, or the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Balance Sheet

Our consolidated assets have increased by $14.3 million, to $167.9 million at December 31, 2009 from $153.6 million at December 31, 2008, attributable primarily to the increase in cash from payments received under our collaboration with BP and our equity offering in October.

Our consolidated liabilities have decreased by $43.6 million, to $137.7 million at December 31, 2009 from $181.3 million at December 31, 2008, primarily attributable to a decrease in our carrying value of debt, due to additional conversions of the 2008 Notes during 2009, which resulted in the issuance of 3.7 million shares of our common stock.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $58.8 million for the year ended December 31, 2009. Our cash used in operating activities consisted primarily of cash used to fund our efforts in cellulosic ethanol technology process development and commercialization, which was partially offset by proceeds from BP’s capital contributions to Galaxy and Vercipia which are included in financing activities described below.

Our investing activities used cash of $5.8 million for the year ended December 31, 2009. Our investing activities included purchases of property, plant and equipment primarily for the start-up and commissioning of our demonstration-scale facility.

During 2007, 2008, and 2009, we (including expenditures by Celunol Corp., with which we merged in June 2007) have spent in excess of $100 million in capital expenditures for further modifications and improvements to our pilot facility and the construction, start-up, commissioning and optimization of our 1.4 million gallon per year demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. In 2009, we achieved a key development milestone when our demonstration-scale facility was commissioned and produced our first gallons of cellulosic ethanol out of the plant. Work to optimize the facility and make process improvements has continued throughout 2009 and into early 2010 to ensure reliable and cost-effective operation. We will require additional capital and operating expenditures to complete the optimization of our demonstration-scale facility throughout 2010. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. Since 2007, we have incurred significant costs in excess of our projected expenditures for the improvements to our pilot plant and construction, commissioning and optimization of our demonstration-scale facility.

Our financing activities generated net cash of $89.2 million for the year ended December 31, 2009, consisting primarily of capital contributions by BP into Galaxy and Vercipia, our two consolidated variable interest entities, as well as our equity financing which closed in October 2009.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009, excluding the principal and interest payments for our 2009 Notes, 2008 Notes and 2007 Notes shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Verenium:
Operating leases gross	$41,053	$6,084	$12,893	$12,824	$9,252
Sublease income (1)	(5,491)	(987)	(2,083)	(2,231)	(190)

Operating leases, net	35,562	5,097	10,810	10,593	9,062
Manufacturing costs to Fermic (2)	35,891	13,833	22,058	—	—
License and research agreements	2,240	295	590	565	790
Vercipia (3):
Operating leases	154,534	1,312	5,342	6,368	141,512

Total Contractual Obligations	$228,227	$20,537	$38,800	$17,526	$151,364

1	Sublease rental income is expected to be received through February 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.
2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases.
3	Vercipia is 50% owned with operating lease agreements in Florida for 16,200 net plantable acres and 142.2 acres of improved and irrigated farmland being used by Vercipia as a seed farm, intended for the growth of energy cane to be used as agricultural bio-mass for our first cellulosic ethanol plant.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of December 31, 2009, under this agreement we have made minimum commitments to Fermic of approximately $35.9 million over the next two and a half years.

During 2010, we anticipate funding as much as $2.5 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we may decide to purchase additional capital equipment under this agreement. Since inception through December 31, 2009, we had incurred costs of approximately $20.9 million for property and equipment related to this agreement.

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

Letter of Credit

Pursuant to our facilities leases for our office and laboratory space in San Diego, we are required to maintain a letter of credit on behalf of our landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on minimum required working capital and market capitalization. As of December 31, 2009, we had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing bank agreement. We are required by the bank to secure this obligation with cash, which is reflected as restricted cash on our consolidated balance sheet as of December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of December 31, 2009.

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

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include revenue from our royalty on operating profit in product revenues on the statement of operations. We recognize royalty on operating profit during the quarter in which such revenues are earned based on calculations provided by our partner. To date, we have generated a substantial portion of our product revenues, including royalty on operating profit, through our agreements with Danisco. We may record our quarterly royalty on operating profit based on estimates from Danisco, and the final calculation of the royalty is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty on operating profit from quarter-to-quarter.

We have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Under current accounting guidance, product manufactured for us by Genencor is recognized on a net basis equal to the royalty on operating profit received from Danisco, as all the following indicators of net revenue reporting are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk, as compared to the full value of the manufacturing costs plus royalty on operating profit we currently recognize for Phyzyme we manufacture.

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

At inception, we perform an assessment of all embedded features of a debt instrument to determine if 1) such features should be bifurcated and separately accounted for, and, 2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability. The fair value of the embedded feature is measured initially, included as a liability on the balance sheet, and remeasured each reporting period. Any changes in fair value are recorded in the statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

We account for the conversion of our 2008 Notes in accordance with authoritative accounting guidance, which states that upon conversion the difference between the carrying value of the converted 2008 Notes and the fair value of the common stock delivered to the noteholders is recorded as a gain (loss) on debt extinguishment in our Consolidated Statement of Operations.

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

We have determined that both Galaxy and Vercipia qualify as variable interest entities and that we are the primary beneficiary of both entities. Because we are the primary beneficiary, Galaxy and Vercipia are therefore subject to consolidation by us. As a result, BP’s capital contributions are recorded as noncontrolling interests in consolidated entities on our Consolidated Balance Sheets. We consolidate the operating results of Galaxy and Vercipia, and record an adjustment to the noncontrolling interests in consolidated entities for BP’s share of profits and/or losses in these entities.

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

We adopted the updated authoritative guidance on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of December 31, 2009 we have not yet completed our analysis of our deferred tax assets for net operating losses and research and development credits. As such, we have removed these amounts and the offsetting valuation allowance from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at December 31, 2009 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of December 31, 2009, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Verenium Corporation

We have audited the accompanying consolidated balance sheets of Verenium Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verenium Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $630.0 million at December 31, 2009. These factors as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The December 31, 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB ASC 470-20, Debt with Conversion and Other Options, effective as of January 1, 2009 and retroactively adjusted all periods presented in the consolidated financial statements for this change. In addition, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted ASC 810-10, Consolidation, and ASC 805-10, Business Combinations, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Verenium Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 15, 2010

VERENIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$32,055	$7,458
Accounts receivable, net of allowance for doubtful accounts of $1,325 and $1,760 at December 31, 2009 and 2008	7,209	8,051
Inventories, net	2,653	2,432
Prepaid expenses and other current assets	4,657	2,938

Total current assets	46,574	20,879
Property, plant and equipment, net	108,399	117,271
Restricted cash	10,400	10,040
Debt issuance costs and other assets	2,549	5,433

Total assets	$167,922	$153,623

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,695	$15,921
Accrued expenses	12,254	16,130
Deferred revenue (including $0 and $1,428 from a related party at December 31, 2009 and 2008)	2,199	3,397
Derivative liability—warrants	—	359
8% Senior Convertible Notes due April 1, 2012, compound embedded derivative	—	7,769
Equipment loans payable, current portion	18	1,068

Total current liabilities	25,166	44,644
5.5% Convertible Senior Notes due April 1, 2027 (“2007 Notes”), at face value	69,033	100,500
8% Senior Convertible Notes due April 1, 2012 (“2008 Notes”), at carrying value (face value of $15,201 and $58,883 at December 31, 2009 and 2008)	10,906	29,891
9% Convertible Senior Secured Notes due April 1, 2027 (“2009 Notes”), at carrying value (face value of $13,707 at December 31, 2009)	25,817	—
Derivative liability—warrants	692	—
Restructuring reserve, less current portion	4,694	5,175
Other long term liabilities	1,412	1,105

Total liabilities	137,720	181,315
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock—$0.001 par value; 245,000 shares and 170,000 shares authorized at December 31, 2009 and 2008, 11,821 and 5,649 shares issued and outstanding at December 31, 2009 and 2008	12	6
Additional paid-in capital	604,571	573,863
Accumulated deficit	(630,032)	(613,561)

Total Verenium Corporation stockholders’ deficit	(25,449)	(39,692)
Noncontrolling interests in consolidated entities	55,651	12,000

Total stockholders’ equity (deficit)	30,202	(27,692)

Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$167,922	$153,623

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues (including related party revenue of $747, $9,382 and $12,716 in 2009, 2008 and 2007):
Product	$43,956	$49,083	$25,975
Grant	16,837	6,920	2,717
Collaborative	5,118	13,656	17,581

Total revenue	65,911	69,659	46,273
Operating expenses:
Cost of product revenue (including related party costs of $0, $189 and $3,406 in 2009, 2008 and 2007)	27,929	35,153	19,815
Research and development	63,961	63,438	52,296
Selling, general and administrative	38,356	44,822	37,497
Goodwill impairment charge	—	106,134	—
Acquired in-process research and development	—	—	42,400

Total operating expenses	130,246	249,547	152,008

Loss from operations	(64,335)	(179,888)	(105,735)
Interest and other income, net	130	960	3,802
Interest expense	(11,105)	(9,823)	(5,652)
Gain on contract settlement	870	—	—
Loss on exchange of 2007 Notes	—	(3,599)	—
Gain on amendment of 2008 Notes	3,977	—	—
Gain (loss) on debt extinguishment upon conversion of convertible debt	8,946	(118)	—
Gain on net change in fair value of derivative assets and liabilities	5,277	3,478	—

Net loss	(56,240)	(188,990)	(107,585)
Less: Loss attributed to noncontrolling interests in consolidated entities	34,349	12,500	—

Net loss attributed to Verenium Corporation	$(21,891)	$(176,490)	$(107,585)

Basic and diluted net loss per share	$(2.58)	$(33.03)	$(23.65)

Weighted average shares used in computing basic and diluted net loss per share	8,470	5,344	4,550

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2007	4,022	4	372,459	(329,486)	(61)		42,916
Net loss	—	—	—	(107,585)	—	—	(107,585)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	111	—	111

Comprehensive loss	—	—	—	—	—	—	(107,474)
Issuance of common stock under stock plans, net of stock award forfeitures	59	—	1,797	—	—	—	1,797
Issuance of shares in merger	1,178	1	142,899	—	—	—	142,900
Valuation of options and warrants assumed in merger	—	—	4,110	—	—	—	4,110
Share-based compensation	—	—	10,966	—	—	—	10,966

Balance at December 31, 2007	5,259	5	532,231	(437,071)	50	—	95,215
Net loss	—	—	—	(176,490)	—	(12,500)	(188,990)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(50)	—	(50)

Comprehensive loss	—	—	—	—	—	—	(189,040)
Capital contributions for noncontrolling interest in consolidated entities	—	—	—	—	—	24,500	24,500
Issuance of common stock under stock plans, net of stock award forfeitures	65	—	1,432	—	—	—	1,432
Issuance of common stock from convertible senior notes	325	1	10,037	—	—	—	10,038
Recognition of debt premium for 2008 Notes exchange	—	—	4,790	—	—	—	4,790
Recognition of equity component of 2008 Notes	—	—	3,579	—	—	—	3,579
Derecognition of equity component of 2008 Notes upon conversion	—	—	(2,060)	—	—	—	(2,060)
Recognition of issuance costs of 2008 Notes related to equity component	—	—	(2,057)	—	—	—	(2,057)
Reclassification of 2008 Notes compound embedded derivative liability	—	—	14,678	—	—		14,678
Share-based compensation	—	—	11,233	—	—		11,233

Balance at December 31, 2008	5,649	6	573,863	(613,561)	—	12,000	(27,692)
Net Loss	—	—	—	(21,891)	—	(34,349)	(56,240)
Capital contributions for noncontrolling interests in consolidated entities	—	—	—	—	—	78,000	78,000
Issuance of common stock under stock plans, net of stock award forfeitures	124	—	570	—	—	—	570
Issuance of common stock, net of issuance costs of $1.3 million, net of warrants of $780 classified as a derivative liability	2,250	2	11,397	—	—	—	11,399
Issuance of common stock from convertible senior notes	3,798	4	25,502	—	—	—	25,506
Derecognition of equity component of 2008 Notes related to the adoption of new convertible debt authoritative guidance	—	—	(18,554)	5,420	—	—	(13,134)
Recognition of debt premium for 2009 Notes exchange	—	—	4,105	—	—	—	4,105
Share-based compensation	—	—	7,688	—	—	—	7,688

Balance at December 31, 2009	11,821	$12	$604,571	$(630,032)	$—	$55,651	$30,202

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net loss attributed to Verenium Corporation	$(21,891)	$(176,490)	$(107,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	42,400
Goodwill impairment	—	106,134	—
Depreciation and amortization	13,638	9,219	8,875
Provision (reduction) for doubtful accounts	(385)	1,686	(155)
Share-based compensation	7,688	11,233	10,966
Loss on exchange of 2007 Notes	—	3,599	—
Gain on 2008 Notes amendment	(3,977)	—	—
Gain (loss) on debt extinguishment upon conversion of convertible senior notes	(8,946)	118	—
Gain on net change in fair value of derivative assets and liabilities	(5,277)	(3,478)	—
Loss attributed to noncontrolling interest in nonconsolidated entities	(34,349)	(12,500)	—
Accretion of debt discount from convertible senior notes	2,931	4,009	—
Non-cash restructuring charges	525	549	1,481
Net loss on disposals of property, plant and equipment	—	—	80
Change in operating assets and liabilities:
Accounts receivable	1,227	1,381	(2,117)
Inventories	(221)	3,472	(1,806)
Other assets	(676)	(275)	2,768
Accounts payable and accrued liabilities	(7,238)	(4,187)	3,413
Restructuring reserve	(931)	(1,471)	(2,263)
Deferred revenue	(1,198)	(2,081)	(700)

Net cash used in operating activities	(59,080)	(59,082)	(44,643)
Investing activities:
Purchases of property, plant and equipment, net	(5,418)	(46,634)	(34,230)
Purchases of short-term investments	—	(132,127)	(309,376)
Sales and maturities of short-term investments	—	141,311	313,624
Cash acquired in merger with Celunol Corp., net of transaction costs	—	—	1,029
Restricted cash	(360)	(10,040)	—
Advances made to Celunol Corp.	—	—	(27,500)

Net cash used in investing activities	(5,778)	(47,490)	(56,453)
Financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	50,365	114,741
Net cash paid for convertible hedge transaction	—	(6,194)	—
Conversion of notes, including “make-whole” payments	(140)	(2,116)	—
Principle payments on debt obligations	(1,154)	(2,700)	(5,240)
Proceeds from sale of common stock and warrants	12,749	1,432	1,797
Proceeds from capital contributions for noncontrolling interest in consolidated entities	78,000	24,500	—

Net cash provided by financing activities	89,455	65,287	111,298

Net increase (decrease) in cash and cash equivalents	24,597	(41,285)	10,202
Cash and cash equivalents at beginning of year	7,458	48,743	38,541

Cash and cash equivalents at end of year	$32,055	$7,458	$48,743

Supplemental disclosure of cash flow information:
Interest paid	$4,838	$8,947	$4,735

Supplemental disclosure of non-cash operating and financing activities:
Conversions of convertible senior notes to common stock	$44,682	$13,117	$—

Value of common shares issued in connection with the Celunol Corp. merger	$—	$—	$142,900

Fair value of warrants and options issued in connection with the Celunol Corp. merger	$—	$—	$4,110

Restricted common stock issued to settle employee bonus liabilities	$304	$—	$—

Restricted common stock issued to settle employee termination costs	$—	$—	$990

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

Recent Developments

Extension of BP Collaboration

As more fully described in Note 5, on February 1, 2010, the Company announced the extension of its initial 18-month joint development program established in August 2008 with partner BP Biofuels North America LLC, or BP, which was scheduled to expire on February 1, 2010, until March 1, 2010. Further, on March 1, 2010, the Company announced a second one-month extension through April 1, 2010, for which an additional $2.5 million was funded by BP for the additional month.

Public Offering of Common Stock and Warrants

As more fully described in Note 11, in October 2009, the Company issued 2,250,000 shares of its common stock and warrants to purchase an additional 900,000 shares of common stock in an underwritten public offering at a price of $6.00 per unit, raising net cash proceeds of approximately $12.2 million.

Reverse Stock Split

As more fully described in Note 11, in September 2009, the Company effected a reverse stock split of the outstanding shares of its common stock, with a par value of $0.001 per share, on the basis of one (1) new share of common stock for each 12 shares of common stock then outstanding. Share and per share amounts have been retroactively adjusted to reflect the impact of the reverse split for all periods presented.

Convertible Debt Amendments and Exchange

As more fully described in Note 2, in July 2009, the Company entered into agreements to amend the remaining $29.5 million outstanding of its 2008 Notes.

As more fully described in Note 2, in September 2009, pursuant to privately negotiated exchange agreements with certain holders of its 2007 Notes, the Company exchanged approximately $30.5 million in aggregate principal amount of the 2007 Notes for approximately $13.7 million in aggregate principal amount of new 2009 Notes.

Basis of Presentation and Going Concern

The Company has incurred a net loss of $21.9 million for the year ended December 31, 2009 and has an accumulated deficit of $630.0 million as of December 31, 2009. Based on the Company’s current operating plan, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating expenses, capital expenditures, required and potential payments under the 2007 Notes, the 2008 Notes, and the 2009 Notes, and working capital requirements through 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company plans to address the expected shortfall of working capital through one or a combination of actions, including, but not limited to, securing additional corporate partnerships and collaborations, federal, state and local grant funding, selling and financing of assets, incremental product sales, and if necessary and available, the sale of additional debt or equity securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation, as well as its jointly owned subsidiaries Galaxy Biofuels LLC (“Galaxy”), and Highlands Ethanol, LLC (dba Vercipia Biofuels) (“Vercipia”), both determined to be variable interest entities of which the Company is the primary beneficiary as defined by authoritative guidance. As of December 31, 2009, Vercipia had total assets of $8.4 million included in the Company’s consolidated financial statements of which $7.2 million was cash and cash equivalents to be used solely for this entity and is included in the Company’s consolidated cash and cash equivalents. In accordance with authoritative guidance, Galaxy assets were contributed and continue to be held at a zero carrying value. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, its convertible debt instruments and income taxes. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Debt Instruments

On January 1, 2009, the Company adopted new authoritative guidance, which clarifies the accounting for convertible debt instruments. The adoption of the new guidance affects the accounting for the 2008 Notes. The Company now accounts separately for the liability and equity components of the convertible debt in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized. The authoritative guidance requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Consolidated Statement of Operations. On September 21, 2009, the Company filed a Current Report of Form 8-K to reflect the adjustments and reclassifications with respect to the financial information contained in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008 filed on March 16, 2009 and April 30, 2009 as required in connection with the retrospective application of authoritative guidance.

The authoritative accounting guidance required retroactive application to the terms of instruments as if they existed for all periods presented. The following table sets forth the effect of the retroactive application on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

		December 31, 2008
	Originally Reported	Effect of Change	As Adjusted
Interest expense (1)	$(18,990)	$9,167	$(9,823)
Loss on debt extinguishment (2)	—	(118)	(118)
Net loss	(185,542)	9,052	(176,490)
Basic and diluted net loss per share	(34.68)	1.65	(33.03)

(1)	Represents the decrease in non-cash interest expense of $7.3 million primarily due to the change in accounting for conversions. During 2008, in accordance with authoritative guidance at that time, unamortized debt discounts and debt issuance costs upon conversion were written off to interest expense. Under the new authoritative guidance, conversions are accounted for as gains or losses on debt extinguishment which is accounted for as the difference between the fair value of the debt liability and the carrying value on conversion (principal less unamortized discounts and debt issuance costs). Additionally, non-cash interest expense decreased $1.6 million as result of the increase in capitalized interest for the demonstration-scale facility due to the increase in the effective interest rate of the 2008 Notes.
(2)	Represents the recognition of loss upon conversion of $12.1 million of principal during the year ended December 31, 2008. Loss on debt extinguishment is accounted for as the difference between the fair value of the debt liability and the carrying value on the conversion date.

Consolidated Balance Sheet:

	December 31, 2008
	Originally Reported	Effect of Change	As Adjusted
Property, plant and equipment, net (3)	$115,711	$1,560	$117,271
Debt issuance costs and other assets (4)	6,851	(1,418)	5,433
Convertible senior notes, at face value, net of discounts (5)	129,092	1,299	130,391
Additional paid-in capital (6)	584,020	(10,157)	573,863
Accumulated deficit (7)	(622,613)	9,052	(613,561)

(3)	Represents increase in capitalized interest for the demonstration-scale facility as a result of the increase in the effective interest rate of the 2008 Notes.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Represents the reclassification of debt issuance costs of $2.1 million related to the equity component (conversion option) to additional paid-in capital in stockholders’ equity, partially offset by a decrease in amortization and write-off of debt discount to interest expense upon conversions aggregating approximately $12.1 million in face value due to lower issuance costs related to the debt component.
(5)	Represents the increase in carrying value of the 2008 Notes to reflect the fair value of the debt liability at issuance.
(6)	Represents the adjustment to record the equity component debt discount, offset by the repurchase of the equity component upon conversions and issuance costs related to the equity component.
(7)	Represents the decrease in non-cash interest expense partially offset by the loss on debt extinguishment described above.

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

The cumulative adjustment to accumulated deficit related to the 2008 Notes was $5.4 million, which represents the gains on remeasurement that would have been recognized if the new authoritative guidance had been applied from the issuance date of the debt on February 27, 2008.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out method, and includes material, labor, and factory overhead. If necessary, the Company adjusts its inventories by an estimated allowance for excess and obsolete inventories. The determination of the need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as judgments, quality control testing data, and assumptions about the likelihood of obsolescence. The Company maintained a valuation allowance of $200,000 and $240,000 at December 31, 2009 and 2008.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accounts receivable consist of amounts due from customers for the sale of products, amounts due from governmental agencies for costs incurred under funded projects, and amounts due from corporate partners under various collaboration agreements. The Company regularly assesses the need for an allowance for potentially uncollectible accounts receivable arising from its customers’ inability to make required payments. The Company has a limited number of accounts receivable and uses the specific identification method as a basis for determining this estimate. The Company maintained an allowance for doubtful accounts of $1.3 million and $1.8 million at December 31, 2009 and 2008, primarily for receivables related to a discontinued product.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets. For the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation expense of $13.6 million, $9.2 million and $8.9 million, which includes the depreciation of assets under capital leases.

Pursuant to authoritative accounting guidance the Company capitalizes interest on capital projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. The Company amortizes the capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Included in the costs of its demonstration facility as of December 31, 2009 and 2008 is $7.8 million and $6.9 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures on its demonstration facility.

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

Derivative Financial Instruments

The Company’s 2008 and 2009 Notes (see Note 2) and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

Fair Value of Financial Instruments

Effective January 1, 2009, the Company adopted authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The Company did not record an adjustment to accumulated deficit as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$32,055	$—	$—	$32,055	$7,458	$—	$—	$7,458
Derivative – convertible hedge, net (2)	—	—	—	—	—	—	163	163

	$32,055	$—	$—	$32,055	$7,458	$—	$163	$7,621

Liabilities:
Derivative – warrants (3)	$—	$—	$762	$762	$—	$—	$359	$359
Derivative – 2008 Notes compound embedded derivative (4)(6)	—	—	1,682	1,682	—	—	7,769	7,769
Derivative – 2009 Notes Compound Embedded Derivative (5)(6)	—	—	2,298	2,298	—	—	—	—

	$—	$—	$4,742	$4,742	$—	$—	$8,128	$8,128

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheet.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Represents the net fair value of the purchased call option and written call option entered into in connection with the issuance of the Company’s 2008 Notes (see Note 2). The net fair value of the purchased call option and written call option was $0 and $163,000 as of December 31, 2009 and 2008 and classified as a net asset, using significant unobservable inputs (Level 3).
(3)	Represents warrants issued in conjunction with the Company’s 2008 Notes in February 2008 (see Note 2) and the Company’s public offering in October 2009 (see Note 11). The warrants issued in conjunction with the 2008 Notes have a value of $70,000 and $359,000 at December 31, 2009 and 2008. Classified as a current liability at December 31, 2008 and in long-term liabilities as part of the 2008 Notes carrying value at December 31, 2009, using significant unobservable inputs (Level 3). The warrants issued in conjunction with the Company’s public offering have a value of $692,000 and are classified as a long-term liability at December 31, 2009, using significant unobservable inputs (Level 3).
(4)	Represents the compound embedded derivative included in the Company’s 2008 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders’ right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2008 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative is included in current liabilities as of December 31, 2008 and long term liabilities as part of the 2008 Notes carrying value at December 31, 2009 on the accompanying Consolidated Balance Sheet.
(5)	Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at the greater of $9.60 or the applicable stock price at the time of conversion. The embedded derivative is included in long term liabilities as part of the 2009 Notes carrying value on the accompanying Consolidated Balance Sheet.
(6)	The Company’s compound embedded derivatives are valued using a “lattice” model. The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2008 and 2009 Notes (collectively, the “Notes”). Because the maximizing condition reflects the expected present value of the Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” provisions do not reflect the maximum potential obligation due under such provisions. As such, the potential “make-whole” obligation was $3.0 million under the 2008 Notes and $3.0 million under the 2009 Notes, assuming all of the outstanding Notes as of December 31, 2009 converted at that time.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) from January 1, 2009 to December 31, 2009 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2008 Notes Compound Embedded Derivative	Derivative Liability – 2009 Notes Compound Embedded Derivative	Derivative Asset – Convertible Hedge Transaction
Balance at January 1, 2009	$359	$7,769	$—	$163
Issuance of derivative instruments (1)	780	—	2,016	—
Adjustment to fair value included in earnings (2)	(377)	(5,345)	282	(163)
Adjustment related to amendment of 2008 Notes included in earnings (3)	—	(3,977)	—	—
Other adjustments (4)	—	3,235	—	—

Balance at December 31, 2009	$762	$1,682	$2,298	$—

(1)	Represents the recognition of compound embedded derivative related to the 2009 Notes exchange in September 2009. (see Note 2) and warrants issued in conjunction with the Company’s public offering which closed in October 2009 (see Note 11).
(2)	The derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2008 Notes compound embedded derivative, detachable warrants, convertible hedge transaction and 2009 Notes compound embedded derivative are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the year ended December 31, 2009, the net adjustment to fair value resulted in a gain of $5.3 million and is included in “gain on net change in fair value of derivative assets and liabilities” on the accompanying Consolidated Statement of Operations (see Note 2).
(3)	Represents the decrease in fair value of the 2008 Notes compound embedded derivative as a result of the amendment in July 2009 (see Note 2).
(4)	Represents increase in derivative liability of $13.1 million related to the 2008 Notes’ conversion rights to be recorded as a derivative liability, partially offset by “make-whole” payments related to the conversion of $43.7 million in face value of the 2008 Notes (see Note 2).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2009, the Company had $2.2 million in deferred revenue, of which $1.5 million was related to funding from collaborative partners and $0.7 million was related to product sales.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes revenue from royalties onoperating profit during the quarter in which such revenue is earned, generally upon shipment by Danisco of product to their customer, based on information provided by Danisco. Revenue from royalties on operating profit is included in product revenue in the Consolidated Statement of Operations.

The Company records revenue equal to the full value of the manufacturing costs plus royalties on operating profit for product it manufactures through its contract manufacturing agreement with Fermic S.A. in Mexico City. The Company has contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of one of its enzyme products. Revenue associated with product manufactured for the Company by Genencor is recognized on a net basis equal to the royalty on operating profit received from Danisco, as all the following conditions of reporting net revenue are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable Interest Entities

As more fully described in Note 5, the Company and BP have entered into a strategic collaboration which includes two special purpose entities, Galaxy and Vercipia, both of which are jointly owned by BP and the Company.

The Company has determined that both Galaxy and Vercipia qualify as variable interest entities and that the Company is the primary beneficiary of both entities. Because the Company is the primary beneficiary, Galaxy and Vercipia are therefore subject to consolidation by the Company. As a result, BP’s capital contributions are recorded as “Noncontrolling interests in consolidated entities” on the Company’s Consolidated Balance Sheet. The Company consolidates the operating results of Galaxy and Vercipia, and records an adjustment to the “Noncontrolling interests in consolidated entities” for BP’s share of profits and/or losses in these entities.

On January 1, 2009, the Company adopted recently issued authoritative guidance which recharacterizes the accounting and reporting for minority interests as noncontrolling interests and classifies them as a component of stockholders’ equity (deficit). The Company reclassified the noncontrolling interests as stockholders’ equity, including the net loss attributable to noncontrolling interests as part of the Company’s consolidated net loss and provided additional disclosures as part of the Company’s financial statements. The Company implemented the presentation and disclosure requirements of this new standard retrospectively to all periods presented.

The following table presents the changes in stockholders’ equity attributed to noncontrolling interests in consolidated entities for the year ended December 31, 2009 (in thousands):

Balance at January 1, 2009	$12,000
Net loss	(34,349)
Capital contributions	78,000

Balance at December 31, 2009	$55,651

As of December 31, 2009, the Company had total assets of $8.4 million pertaining to Vercipia included in the Company’s Consolidated Balance Sheets. Galaxy assets were contributed and continue to be held at a zero carrying value.

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

Share-Based Compensation

The Company’s share-based compensation policy requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

VERENIUM CORPORATION

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

The Company’s policy is to recognize of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. The Company presents comprehensive loss in its consolidated statements of stockholders’ equity (deficit).

Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had approximately 8,000, 22,000 and 62,000 unvested restricted shares outstanding as of December 31, 2009, 2008 and 2007. Additionally, pursuant to the merger agreement with Celunol, 126,000 shares of the Company’s common stock issued to former Celunol stockholders were placed in an escrow account until June 20, 2008 to satisfy the indemnification obligations of Celunol for breaches of the representations and warranties contained in the merger agreement or any legal proceedings related thereto. On June 20, 2008, these shares were released to the former Celunol stockholders.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Weighted average shares outstanding during the period	8,478	5,426	4,671
Less: Weighted average unvested restricted and merger escrow shares outstanding	(8)	(82)	(121)

Weighted average shares used in computing basic and diluted net loss per share	8,470	5,344	4,550

Net loss	$(21,891)	$(176,490)	$(107,585)

Net loss per share, basic and diluted	$(2.58)	$(33.03)	$(23.65)

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 3.0 million, 1.6 million and 0.8 million for the years ended December 31, 2009, 2008 and 2007. Such securities, had they been dilutive, would have been included in the computation of diluted earnings per share.

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

Effect of New Accounting Standards

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

On January 1, 2009, the Company adopted the revised FASB authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of the revised guidance were applied in valuing the assets in the Vercipia joint venture. Pursuant to the provisions, as the Company is consolidating the entity as prescribed by the variable interest authoritative guidance, the assets contributed by Verenium are carried on the Company’s balance sheet at their respective carrying values. Accordingly, the adoption of the revised business combination guidance did not have a material impact on the Company’s consolidated financial statements.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subsequent Events

In June 2009, the Company adopted a new accounting pronouncement which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company applied the provisions and determined no reportable subsequent events exists.

Joint Venture Accounting

In June 2009, the FASB issued authoritative guidance which changes the approach to determine the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for the Company beginning on January 1, 2010. The Company is currently assessing the impact of this new guidance on its consolidated financial statements.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	December 31, 2009			December 31, 2008
	2009 Notes	2008 Notes	2007 Notes	2009 Notes	2008 Notes	2007 Notes
Principal value	$13,707	$15,201	$69,033	$—	$58,883	$100,500
Debt premium (discount), net	9,812	(6,047)	—	—	(28,992)	—
Derivative liabilities (1)	2,298	1,752	—	—	8,128	—

Total carrying value	25,817	10,906	69,033	—	38,019	100,500
Less: Current portion (representing the fair value of the 2008 Notes compound embedded derivative and warrants being accounted for as derivative liabilities) (1)	—	—	—	—	(8,128)	—

Carrying value, noncurrent portion	$25,817	$10,906	$69,033	$—	$29,891	$100,500

(1)	Represents the 2008 Notes detachable warrants, compound embedded derivative and 2009 Notes compound embedded derivative. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability to settle the warrants, 2008 conversion rights and “make-whole” provisions in shares of common stock as of December 31, 2009. As such, the asserted derivative liability was reclassed to a long-term liability and is included in the 2008 Notes carrying value on its consolidated financial statements at December 31, 2009.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in face value of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 2008 and 2009 Notes. As of December 31, 2009, the Company had $69 million in face value outstanding under the 2007 Notes.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long-term assets on the accompanying Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

2008 Notes

On February 27, 2008, the Company completed a private placement of the 2008 Notes and warrants to purchase shares of Verenium common stock. Concurrent with entering into the purchase agreement for the 2008 Notes, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and for warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71.0 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 0.7 million shares of common stock. As of December 31, 2009, the outstanding principal balance on the 2008 Notes was $15.2 million.

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

In connection with the amendment, the conversion price for the 2008 Notes was reduced from $25.56 to $20.88 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. The 2008 Notes are subject to automatic conversion at the Company’s option if the Company’s closing stock price exceeds $41.76 (formerly $98.16 prior to the amendment) per share over a 30-trading day period ending prior to the date the Company provides notice of the automatic conversion to investors, the average daily trading volume of the Company’s stock over that 30-trading day period equals or exceeds $3 million, and certain other conditions are met. In connection with the amendment, the Company paid $1.5 million in advisory fees which is included in selling, general and administrative expense on the accompanying Consolidated Statement of Operations.

As disclosed in Note 8, one holder of 2008 Notes that currently no longer holds any principal amount is a party to a pending lawsuit against the Company, whereby that holder also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that holder’s consent. This holder has not signed the amendment agreement as of March 12, 2010.

The 2008 Notes are secured by a first priority lien (subject to certain exceptions and permitted liens) on certain of the Company’s assets including, subject to certain limitations, present and future receivables, inventory, general intangibles, equipment, investment property, stock of subsidiaries, and certain other assets and proceeds relating thereto. The collateral securing 2008 Notes is subject to certain carve-outs, including without limitation, cash and cash equivalents and intellectual property.

Periodic interest payments on the 2008 Notes are approximately $0.3 million every three months, assuming an outstanding balance of $15.2 million, payable on January 1, April 1, July 1 and October 1, of each year.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Detachable Warrants. In connection with the 2008 Notes, the Company issued warrants to purchase up to approximately 666,000 shares of the Company’s common stock. The warrants are exercisable at an initial exercise price of $53.28 per share. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009 and public offering of common stock and warrants in October 2009, the warrants increased to purchase approximately 968,000 shares of the Company’s common stock at an exercise price of $36.62.

Compound embedded derivative. The compound embedded derivative includes certain features of the 2008 Notes, with its major components consisting of: 1) the base conversion rights, including a version of broad-based weighted average anti-dilution provisions, subject to certain limitations; 2) rights upon an event of default or change in control; and, 3) the “make-whole” provision.

Broad-based weighted average anti-dilution protection, subject to certain limitation. In the event that the Company subsequently issues options (excluding options issued under an approved stock plan by the Board of Directors) or convertible securities or other equity or equity-linked securities at a price-per-share which is below the current conversion price of the 2008 Notes, the holders of the 2008 Notes will be entitled to antidilution protection, such that the conversion price will re-set to a price-per share equal to the product of the conversion price in effect and the weighted average impact of the issuance. As a result of the public offering of common stock and warrants in October 2009, the conversion price of the 2008 Notes decreased to $17.89.

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

In addition, concurrent with the issuance of the 2008 Notes, the Company entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), the Company is entitled to purchase approximately 1.1 million shares of the Company’s common stock from the counterparty at a price per share equal to the initial conversion price of $49.08 (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of approximately 1.1 million

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of the Company’s common stock at a price per share of $61.92. The cash cost of the convertible hedge transaction was approximately $6.2 million. The convertible hedge transaction has been separately valued and accounted for as a derivative under authoritative guidance.

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

2008 Notes Detachable Warrants

At inception, as originally reported and as adjusted for the adoption of recent accounting guidance, the fair value of the detachable warrants of $4.7 million was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

At inception, the derivative liability attributed to the warrants could require cash settlement within one year from the balance sheet date since the warrants became exercisable in August 2008. Based upon this, the Company reported the derivative liability related to the warrants as a current liability on its Consolidated Balance Sheet. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability to settle the warrants in shares of common stock as of December 31, 2009. As such, the asserted derivative liability was reclassed to a long-term liability and is included in the 2008 Notes carrying value on its Consolidated Balance Sheet at December 31, 2009. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Consolidated Statement of Operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At inception, the derivative liability arising from the compound embedded derivative could require cash settlement within one year of any balance sheet date under certain conditions outside of the Company’s control, including, but not limited to, payments in connection with a conversion at the option of the noteholder. Furthermore, the amount of the “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument. Based upon this, the Company initially recorded a derivative liability related to the holders’ rights to a “make-whole” payment upon conversion, the portion of the embedded conversion rights that may be settled in cash due to the certain NASDAQ limits, and a derivative liability related to certain other rights. The Company recorded this compound embedded derivative liability as a component of the current portion of convertible debt on its Consolidated Balance Sheets. On June 4, 2008, in connection with shareholder approval of issuance of shares in excess of certain NASDAQ limits that required shareholder approval before shares in excess of such limits could be issued, $14.7 million of the compound embedded derivative value was reclassified into stockholders’ equity.

However, on January 1, 2009, upon adoption of new authoritative guidance, as described under Note 1, the entire conversion rights were required to be accounted for as a derivative liability. As a result, the fair value of the conversion rights on January 1, 2009 of $13.1 million was reclassified from stockholders’ equity into current liabilities. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability to settle the warrants, 2008 conversion rights and “make-whole” provisions in shares of common stock as of December 31, 2009. As such, the asserted derivative liability was reclassed to a long-term liability and is included in the 2008 Notes carrying value on its Consolidated Balance Sheet at December 31, 2009. The compound embedded derivative liability, consisting of the “make-whole” and the conversion rights, will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation is $3.0 million if all of the outstanding 2008 Notes as of December 31, 2009 converted on that date.

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the two separate call options that comprise the convertible hedge transaction. The convertible hedge transaction does not qualify for equity classification under authoritative guidance, as there are potential circumstances, where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the Consolidated Balance Sheets and is marked-to-market at the end of each reporting period, with any change in value reported as a non- operating expense or income in the Consolidated Statement of Operations. The Company has determined that the initial cash paid for each of the two separate call options that comprise the convertible hedge transaction approximated fair value. The fair values of the two call options subsequent to the initial issuance date have been determined using the Black-Scholes Merton methodology and were determined to be zero as of December 31, 2009.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of 2008 Notes Fair Value Remeasurements

The fair value of the compound embedded derivative, warrants, and the two separate call options that comprise the convertible hedge transaction are recorded as a derivative asset or liability and marked-to-market each balance sheet date. The change in fair value is recorded in the Consolidated Statement of Operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity if settled in the Company’s common stock.

The fair value of the compound embedded derivative, detachable warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the year ended December 31, 2009, the net change in fair value measurements impacting all 2008 Notes derivative assets and liabilities resulted in a gain of $5.5 million and $3.5 million for the year ended December 31, 2008.

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

Conversion of 2008 Notes

Since inception through December 31, 2009, holders of the 2008 Notes have converted principal in the amount of $55.8 million into approximately 4.0 million shares of the Company’s common stock, including approximately 1.9 million shares to satisfy a portion of the related “make-whole” obligations.

During the year ended December 31, 2009, the Company recorded a gain on conversion of $8.9 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the year ended December 31, 2009 was equal to the $43.7 million of principal less the unamortized

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt discount and issuance costs, which totaled $32.7 million, as of the conversion date. During the year ended December 31, 2009, the Company issued a total of 3.7 million shares with a total market value as of the dates of conversion of $23.8 million to settle the 2008 Notes that were converted and related “make-whole” payments.

Between January 1, 2010 and March 12, 2010, holders of the 2008 Notes converted an additional principal amount of $2.2 million into approximately 0.2 million shares of the Company’s common stock, including approximately 0.1 million shares to satisfy the related “make-whole” obligations.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2009 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2009 Notes provide that the Company may, subject to the satisfaction of certain conditions, pay “make-whole” amounts with shares of its common stock valued at the greater of (i) the conversion price then in effect or (ii) the 10 day volume weighted average price for the 10-days immediately preceding the conversion notice.

In connection with the 2009 Notes offering, the Company paid $0.6 million in financing charges, which was expensed to selling, general and administrative on the accompanying Consolidated Statement of Operations.

Valuation of Compound Embedded Derivative of the 2009 Notes

The compound embedded derivative includes the “make-whole” provision and the put features of the 2009 Notes. The “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument. The put features of the 2009 Notes allow for the holders to require the Company to purchase the Notes at 100% principal on each April 1, 2012, 2017, and 2022 or upon a fundamental change. The put features are contingently exercisable and the 2009 Notes were issued at a discount, as such, the authoritative guidance requires the put features to be bifurcated and accounted for as a derivative liability. Based upon this, the Company recorded a derivative liability of $2.0 million equal to the fair value of the “make-whole” provision and put features. The compound embedded derivative liability was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2009 Notes, and as unamortized discount, which is being accreted through April 1, 2012, the first date the holders can require the Company to purchase the 2009 Notes using the effective interest method. The Company recorded this derivative liability as a component of the 2009 Notes carrying value on its Consolidated Balance Sheet. The compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2009 Notes. Because the maximizing condition reflects the expected present value of the 2009 Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation would have been $3.0 million if all of the outstanding 2009 Notes as of December 31, 2009 had converted on that date.

Impact of 2009 Notes Fair Value Remeasurements

The fair value of the compound embedded derivative is marked-to-market each balance sheet date. The change in fair value is recorded in the Consolidated Statement of Operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity if settled in the Company’s common stock.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the compound embedded derivative is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the year ended December 31, 2009, the net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a loss of $0.3 million.

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

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt, as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
5.5% coupon interest, payable in cash	$4,902	$5,734	$5,004
Non-cash amortization of debt issuance costs	831	938	808

2007 Notes Total	5,733	6,672	5,812

8% coupon interest, payable in cash or common stock	2,573	4,340	—
Non-cash accretion of debt discount(1)	3,067	4,009	—
Non-cash amortization of debt issuance costs	247	449	—

2008 Notes Total	5,887	8,798	—

9% coupon interest, payable in cash or common stock	411	—	—
Non-cash amortization of debt premium(2)	(136)	—	—

2009 Notes Total	275	—	—

(1)	The initial debt discount relates to the 2008 Notes compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying Consolidated Balance Sheets and is being amortized into interest expense over the term of the 2008 Notes, or approximately four years.
(2)	The initial debt premium relates to the 2009 Notes being recorded at 2007 Notes carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Consolidated Balance Sheets and is being amortized into interest expense through maturity of the 2009 Notes, April 1, 2027.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Goodwill

During 2008, the Company determined that the market value of common stock and convertible debt was not adequate to support the carrying value of goodwill resulting from the June 2007 merger between Diversa and Celunol. As a result, pursuant to authoritative accounting guidance the Company recorded a non-cash charge of $106.1 million in September 2008, representing full impairment of the carrying value of previously recorded goodwill.

4.    Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2009	2008
Trade, net of allowance for doubtful accounts	$5,714	$6,969
Grants	986	590
Collaborators	509	492

	$7,209	$8,051

Inventories

Inventories are recorded at standard cost on a first-in, first-out (FIFO) basis. Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Inventories:
Raw materials	$438	$607
Work in process	319	241
Finished goods	2,096	1,824

	2,853	2,672
Reserve	(200)	(240)

	$2,653	$2,432

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Laboratory, machinery and equipment	$44,029	$50,477
Computer equipment	9,451	12,838
Furniture and fixtures	5,607	6,325
Leasehold improvements	5,672	9,194
Land	1,560	1,560
Pilot facility	18,725	18,904
Demonstration facility	95,521	90,996

Property, plant and equipment, gross	180,565	190,294
Less: Accumulated depreciation and amortization	(72,166)	(73,023)

Property, plant and equipment, net	$108,399	$117,271

Included in the costs of its demonstration facility as of December 31, 2009 and December 31, 2008 is $7.8 million and $6.9 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility. The demonstration facility was placed in service in February 2009, and as such, the Company ceased capitalizing interest on that date.

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

Depreciation related to the pilot and demonstration facilities begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and the demonstration facility was placed in service in February 2009. Subsequent modifications to the pilot and demonstration facilities which do not extend its useful life but meet the criteria for capitalization are considered immediately placed in service when incurred, and depreciated over the remainder of the facility’s useful life. During the year ended December 31, 2009, the demonstration facility is being depreciated using an estimated 10-year life. The Company is in the process of performing an evaluation to determine the final useful lives for the demonstration-scale facility and each of its components.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued expenses consists of the following (in thousands):

	December 31,
	2009	2008
Employee compensation	$2,850	$6,050
Professional and outside services	2,520	2,608
Accrued taxes	2,474	2,851
Accrued interest on convertible notes	1,671	1,382
Royalties	1,499	1,233
Restructuring reserve, current portion	992	917
Other	248	1,089

	$12,254	$16,130

5.	Significant Agreements

The Company has a number of strategic alliances and relationships, the more significant of which include the following:

BP Biofuels North America LLC

The Company has a strategic partnership with BP, a related party, which through December 31, 2009 has provided approximately $102.5 million in funding. BP is committed to additional funding of $15 million through the second quarter 2010, subject to the Company’s performance under its existing joint ventures, Galaxy Biofuels LLC and Vercipia Biofuels. The Company has determined that these joint ventures are subject to consolidation by the Company, in accordance with current authoritative guidance.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Transaction fees and joint development fees paid by BP are accounted for as capital contributions to Galaxy. All transaction fees are subsequently distributed to the Company and treated as a reduction to the Company’s capital account;

•	Ongoing joint development fees are accounted for as a monthly expense of Galaxy.

As a result, the Company’s Consolidated Balance Sheets include a line item called “Noncontrolling interests in consolidated entities,” which reflects BP’s ownership of Galaxy’s equity. This line item is adjusted by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to the Company on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the Consolidated Statement of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Since inception, Galaxy has incurred approximately $85 million in losses through December 31, 2009, 50% of which have been allocated to BP.

On February 1, 2010, the Company announced the extension of its initial 18-month joint development program established in August 2008 with partner BP, which was scheduled to expire on February 1, 2010, until March 1, 2010. The Company received an additional $2.5 million from BP to co-fund various scientific and technical initiatives for the month of February 2010. Further, on March 1, 2010, the Company announced a second one-month extension through April 1, 2010, for which an additional $2.5 million will be paid.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In return for its 50% interest in Vercipia, BP agreed to pay Vercipia $22.5 million in an initial cash commitment and the Company agreed to contribute development assets related to its Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. BP’s contribution is payable in four installments: $7.0 million was paid on April 1, 2009, $5.0 was paid on July 1, 2009, $3.0 million was paid on October 1, 2009, and $7.5 million was deferred until the second quarter of 2010. As of December 31, 2009, $7.2 million of the Company’s consolidated cash and cash equivalents is limited for use in Vercipia operations.

Vercipia will initially focus on developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and expects to break ground on that site as early as 2010. The estimated construction cost for this facility, which is expected to produce 36 million gallons-per-year, is estimated to be approximately $300 million. Production from this plant is expected to begin as early as 2012.

All intercompany amounts have been properly eliminated upon consolidation, and the noncontrolling interest is presented in accordance with authoritative guidance, on the Company’s Consolidated Balance Sheet and Statement of Operations.

Research and Development Collaborations

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

Collaborative revenue recognized under the Bunge agreements was $3.3 million, $2.1 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007. Total Purifine product revenue was $0.4 million, $0.9 million, and $0.2 million for the years ended December 31, 2009, 2008 and 2007.

Syngenta

The Company had ongoing research collaboration with Syngenta since 1999, which previously owned more than 10% of the Company’s common stock. On October 28, 2009, the Company entered into an agreement with Syngenta in connection with the completion of previously defined programs under their joint research collaboration. Pursuant to the agreement, the Company gained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through other non-plant means. As a result of this transaction, the Company will receive license fees,

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including royalties, for a commercial enzyme candidate that Syngenta formerly licensed to a third party. In addition, the Company obtained broad rights to several late-stage enzyme development candidates. As of the separation date, the Company had approximately $1.4 million outstanding in deferred revenue related to Syngenta consisting of $0.9 million in research overfunding under the previous agreement and $0.5 million pertaining to the remaining balance for an exclusivity fee. The research overfunding was recognized as a gain on contract settlement for the year ended December 31, 2009 since the earning process was not completed as proscribed under authoritative accounting guidance. The remaining exclusivity fee balance was recognized into revenue for the year ended December 31, 2009, as the separation agreement did not require any additional services to be provided by the Company and Syngenta maintained all rights outlined in the exclusivity agreement. As of December 31, 2009, Syngenta no longer is a related party of the Company.

Total collaborative revenue recognized under the Syngenta agreements was $0.7 million, $8.7 million, and $9.3 million for the years ended December 31, 2009, 2008, and 2007. Total Quantum phytase (the first product the Company commercialized with Syngenta) product revenue was $0, $0.7 million, and $3.4 million for the year ended December 31, 2009, 2008 and 2007. Deferred revenue associated with Syngenta was $1.4 million at December 31, 2008.

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

Revenue recognized under the Cargill collaboration was $20,000, $0.8 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007.

BASF

In December 2005, the Company entered into a master collaboration agreement with BASF under which the Company is responsible for the discovery and optimization of new enzymes, and BASF is responsible for process and product development and commercialization. Under the agreement, the Company has received technology access fees and research support payments, and is entitled to receive milestone payments and royalties based on sales of products resulting from the collaboration. During the fourth quarter 2008, the Company received a milestone from BASF under the agreement. Revenue recognized under the BASF agreement was $0.5 million $1.6 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007.

Government Grants and Contracts

The Company has received grants and contracts from a number of government agencies, including the U.S. Department of Defense, the U.S. Department of Energy, and the National Institutes of Health. Revenue related to government grants and contracts was $16.8 million, $6.9 million, and $2.7 million for the years ended December 31, 2009, 2008, and 2007. As of December 31, 2009, the Company had approximately $12.7 million in funding committed from various government agencies through 2012.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Verenium Grants

In September 2008, the Department of Energy (“DOE”) awarded the Company a $10 million grant for the commencement of the commissioning of the demonstration-scale facility in Jennings, Louisiana. Upon completion of plant commissioning, the Company proceeded to optimize and validate its first generation technology process performance milestones in two phases. Phase 1 will encompass validation of discreet unit operation performance on sugar cane bagasse feedstocks. Phase 2 will demonstrate sustained integrated operational performance with sugar cane bagasse, and energy cane. The Company utilized the entire grant during 2009 and recognized $10 million in grant revenue.

During 2008, the DOE announced the recipients of an $8.5 million federal grant to further develop commercially viable renewable fuels. The Company was announced as one of four recipients of the grant. The Company’s grant relates to the commercialization of customized cellulase solutions for biomass saccharification. This project will leverage the Company’s advanced enzyme development capabilities to commercialize a cellulase enzyme system to produce a more cost-effective enzyme solution for biomass saccharification processes that will also tolerate conditions that enable more efficient process economics in producing ethanol from cellulosics. During 2009 and 2008, the Company recognized $3.2 million and $3.0 million in revenue relating to this grant.

During 2007, the Company was selected as one of five recipients of a DOE project focused on developing highly efficient fermentative organisms to convert biomass material to ethanol. With the $5.4 million grant, the Company continues to advance the ethanologen platform licensed from the University of Florida. Further development of the fermentation organisms is focused on optimizing the ability to ferment sugars produced from a wide variety of feedstocks and to increase robustness in a commercial-scale fermentation process, while simultaneously reducing costs and increasing product yields. During 2009 and 2008, the Company recognized $1.4 million in revenue relating to this grant. As work did not start on this grant until 2008, the Company did not recognize any revenue during 2007.

Vercipia Grants

In conjunction with the planned commercial facility as part of the Vercipia joint venture, a $2.5 million grant was awarded to Vercipia in June 2009 for the successful development of the planned facility, including all required permits, to complete the conceptual design of the facility, and the detailed design and engineering of the facility. The grant was awarded by the State of Florida. During the year ended December 31, 2009, $0.3 million was recognized as revenue for this grant.

In January 2009, Vercipia was awarded $7.5 million from the State of Florida for further commercialization of the first commercial scale cellulosic energy in the state. The award will also be used for the design and layout for the facility, as well as harvesting activities. Total revenue of $0.8 million was recognized during the year ended December 31, 2009. The grant is expected to continue through February 2011.

Manufacturing, Supply and Distribution Agreements

Danisco Animal Nutrition

In May 1996, the Company entered into a collaboration agreement with Danisco Animal Nutrition (formerly Finnfeeds International Ltd) to jointly identify and develop a novel phytase enzyme that, when used as an additive in animal feed applications, allows higher utilization of phytic acid phosphates from the feed, thereby increasing its nutritional value. The addition of phytase to animal feed reduces the need for inorganic phosphorus supplementation and lowers the level of harmful phosphates that are introduced in the environment through

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

animal waste, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. Following the completion of the initial objectives of the agreement with Danisco, in December 1998 the Company entered into a license agreement with Danisco to commercialize an enzyme developed under the collaboration agreement. Under the terms of the license agreement, the Company granted Danisco an exclusive license to manufacture, use, and sell the developed enzyme. In consideration for the license, the Company is paid a royalty equal to 50% of operating profit generated by Danisco on such sales. The Company also has a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme XP at the Company’s cost to manufacture such quantities. In March 2003, the FDA approved Phyzyme XP Animal Feed Enzyme, which the Company developed in collaboration with Danisco. In September 2006, the EU Commission granted permanent authorization for the use of Phyzyme XP in broiler poultry feed in Europe.

During 2008, due to capacity constraints at Fermic, the Company was not able to supply adequate quantities of Phyzyme necessary to meet increased demand from Danisco. As a result, the Company contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Pursuant with authoritative accounting guidance, revenue from Phyzyme that is supplied to the Company by Genencor is recognized in an amount equal to the royalty on operating profit received from Danisco, as compared to the full value of the manufacturing costs plus royalty on operating profit the Company recognizes for Phyzyme it manufactures at Fermic. This is due to the fact that Genencor bears inventory risk before the product is ordered by Danisco. While this revenue recognition treatment should have little or no negative impact on the gross margin recognized for every sale of Phyzyme, it would have a negative impact on the gross product revenue recognized for Phyzyme as the volume of Phyzyme manufactured by Genencor increases.

Revenue recognized from transactions with Danisco was $32.8 million, or 50% of total revenue, $37.0 million, or 53% of total revenue, and $16.2 million, or 35% of total revenue, for the years ended December 31, 2009, 2008, and 2007.

6.	Bank and Commercial Debt

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All loan amounts were paid in full and are no longer available to borrow as of December 31, 2009, although a letter of credit for approximately $10.4 million remains which is secured by cash, as required under the Company’s facilities leases (see Note 8). As of December 31, 2009 the Company was in compliance with all debt covenants.

7.	Related Party Transactions

The Company has a strategic partnership with BP including two joint ventures as previously defined. (see Note 5).

The Company had ongoing research collaborations with Syngenta since 1999, which previously owned more than 10% of the Company’s common stock. On October 28, 2009, the Company entered into an agreement with Syngenta in connection with the completion of previously defined programs under their joint research collaboration (see Note 5). As of December 31, 2009, Syngenta no longer is a related party of the Company as it is no longer a significant shareholder.

8.	Commitments and Contingencies

Leases

At December 31, 2009, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	Gross Rental Payments	Sublease Income	Net Rental Payments
Year ending December 31:
Verenium:
2010	$6,084	$(987)	$5,097
2011	6,356	(1,023)	5,333
2012	6,537	(1,060)	5,477
2013	6,762	(1,097)	5,665
2014	6,062	(1,134)	4,928
Thereafter	9,252	(190)	9,062

Vercipia:
2010	1,312	—	1,312
2011	2,573	—	2,573
2012	2,769	—	2,769
2013	3,043	—	3,043
2014	3,325	—	3,325
Thereafter	141,512	—	141,512

Total minimum lease payments	$195,587	$(5,491)	$190,096

Verenium

The Company’s executive offices are currently located in a 21,000 square foot office in Cambridge, Massachusetts leased through December 2013. The Company’s research and development facilities are currently located in adjacent 75,000 and 61,000 square foot buildings in San Diego, California. The facilities are leased

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through November 2015 and March 2017, respectively. In October 2007 the Company entered into a sublease agreement with a subtenant to occupy approximately 52,000 square feet of its 61,000 square-foot facility commencing March 1, 2008. The sublease agreement expires in February 2015.

Vercipia

As part of the planned commercial facility in Highlands County, Florida, Vercipia entered into an agreement which includes a facility site option and two farm leases. The first farm lease agreement was entered into on June 6, 2008 for a thirteen month term for 16,200 net plantable acres. An extension was exercised during 2009 which extended the initial lease term through September 30, 2010. Upon termination of the first least term, a secondary lease term will commence and will run through September 30, 2031. The secondary lease term may be cancelled at any time by written notice, although an amount equal to the amount that would have been paid in rent over the subsequent three years would be due at that time. As the Company has the intent to hold the lease through maturity, the entire lease term was included in the commitments table above. The second farm lease agreement is for 192.4 net plantable acres for a term of one year to be automatically renewed for five years. The site option agreement for 142.2 acres of land was entered into on November 1, 2007 for a five year term, with an option to extend for 20 years.

For the years ended December 31, 2009, 2008, and 2007, rent and administrative service expense under all operating leases was approximately $5.0 million, $4.7 million, and $4.5 million, net of rental income and restructuring charges. All rent expense is recorded on a straight line basis. As more fully described in Note 9, the Company recorded a restructuring charge and related restructuring liability based on space vacated in its 61,000 square foot facility during 2006. During 2009, approximately 85% of the idle building was rented to a subtenant. Accordingly, the rent payments from the sublease of approximately $6.4 million over the term of the sublease agreement related to the subleased space are not accounted for as rental income, but rather recorded against the restructuring reserve to offset the Company’s rent payments with the landlord.

Letter of Credit

Pursuant to its facilities leases for office and laboratory space in San Diego, the Company is required to maintain a letter of credit on behalf of its landlord in lieu of a cash deposit. As of December 31, 2009, the Company had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under the Company’s existing Bank Agreement previously described in Note 6. The Company is required by the Bank to secure this obligation with cash, which is reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2009. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord.

Working Capital		Market Capitalization	Required Letter of Credit
Greater than $75 million		N/A	$100,000
$50 million to $75 million	or	$350 million	$100,000 plus 12 months’ rent
Less than $50 million	and	Less than $350 million	$100,000 plus 24 months’ rent

Manufacturing Commitments

During 2002, the Company entered into a manufacturing agreement with Fermic to provide it with the capacity to produce commercial quantities of certain enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the next two years. Under the terms of the agreement, the Company can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to the agreement with Fermic, the Company is also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of December 31, 2009, under this agreement the Company has made minimum commitments to Fermic of approximately $35.9 million, over the next two and a half years.

In addition, under the terms of the agreement, the Company is required to purchase certain equipment required for fermentation and downstream processing of the products. During 2009, the Company had incurred costs of approximately $0.6 million for equipment related to this agreement. Since inception through December 31, 2009, we have incurred costs of approximately $20.9 million for property and equipment related to this agreement. During 2010, the Company anticipates spending as much as $2.5 million in additional equipment costs related to the manufacturing agreement. As the Company continues to develop its commercial manufacturing platforms, it will be required to purchase additional capital equipment under this agreement.

The Company relies on Fermic and Genencor as its manufacturers for large volumes of commercial enzymes.

Litigation

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering (“IPO”) of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Beginning on October 29, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement. Similar petitions and direct appeals may be filed by other shareholders. If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the objecting shareholders are seeking to challenge the settlement on appeal, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) or, following the amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse-split adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) and asserting that CVI is entitled to additional shares based on its asserted conversion price, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended. An initial pre-trial conference was held on August 11, 2009 and the case is presently in the discovery phase.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes, the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes and the public offering of common stock and warrants, CVI filed a Motion to Amend First Amended Complaint (the “Motion”). CVI’s proposed amended pleading alleges that the Company further breached the Note by both amending the terms of the 2008 Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that as a result of these transactions the conversion rate should have adjusted to $4.27 per share rather than $17.89 per share. On February 25, 2010, the Court granted CVI’s Motion and CVI filed its Second Amended Complaint. The Company intends to file a response to the Second Amended Complaint by March 15, 2010.

Between February 27, 2009 and January 19, 2010, CVI converted all of their 2008 Notes, or approximately $14.5 million in face value, and the Company has issued approximately 1.3 million shares on a reverse-split adjusted basis, to settle these conversions and related “make-whole” obligations. Assuming the conversion prices asserted by CVI of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, 1.1 million additional shares would be issuable in connection with CVI’s conversions. The Company does not believe that this lawsuit will have a material impact on its financial statements. The Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalty Dispute

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

9.	Impairment Charges and Restructuring Activities

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to authoritative guidance requiring accrual of all exit related costs, the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through December 31, 2009 (in thousands):

Balance at January 1, 2007	$7,796
Charged against accrual	(2,263)
Adjustments and revisions	1,481

Balance at December 31, 2007	7,014
Charged against the accrual	(1,471)
Adjustments and revisions	549

Balance at December 31, 2008	6,092
Charged against accrual	(929)
Adjustments and revisions	525

Balance at December 31, 2009	$5,688

Restructuring reserve liability:
Current portion	$994
Long-term portion	4,694

$5,688

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The facility consolidation costs are based on estimates, representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016.

Pursuant to authoritative guidance, the Company is required to re-assess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments. For the year ended December 31, 2009, 2008 and 2007, the restructuring reserve was adjusted by $0.5 million, $0.5 million and $1.5 million representing the net present value adjustment for the period, for a total gross obligation of $8.0 million, net of sublease income, as of December 31, 2009.

For the year ended December 31, 2009 and 2008, the adjustments and revisions related to restructuring activities were immaterial, and are included in “Selling, general and administrative expenses” on the Company’s Consolidated Statement of Operations.

10.	Segment Information and Concentration of Business Risk

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	2009				2008				2007
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$43,956	$—	$43,956	$—	$49,083	$—	$49,083	$—	$25,975	$—	$25,975
Collaborative and grant revenue	15,978	5,977	—	21,955	1,635	18,941	—	20,576	—	20,298	—	20,298

Total revenues	15,978	49,933	—	65,911	1,635	68,024	—	69,659	—	46,273	—	46,273

Product gross profit	—	16,027	—	16,027	—	13,930	—	13,930	—	6,160	—	6,160

Operating expenses* (excluding cost of goods sold)	65,903	13,122	23,292	102,317	54,865	32,196	127,333	214,394	20,499	53,480	58,214	$132,193

Total operating income (loss)	(49,925)	8,882	(23,292)	(64,335)	(53,230)	675	(127,333)	(179,888)	$(20,499)	$(27,022)	$(58,214)	$(105,735)
Loss attributed to noncontrolling interests in consolidated entities	34,349	—	—	34,349	12,500	—	—	12,500	—	—	—	—
Operating income (loss) attributed to Verenium	$(15,576)	$8,882	$(23,292)	$(29,986)	$(40,730)	$675	$(127,333)	$(167,388)	$(20,499)	$(27,022)	$(58,214)	$(105,735)

Capital expenditures	$4,891	$527	$—	$5,418	$43,319	$3,121	$194	$46,634	$26,991	$2,636	$4,603	$34,230

*	Corporate operating expenses include $106.1 million in a non-cash goodwill impairment charge for the year ending December 31, 2008 and $42.2 million non-cash acquired in-process research and development charge for the year ended December 31, 2007.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by operating segment are set forth below (in thousands):

	As of December 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$102,810	$2,430	$3,159	$108,399
Cash and other assets (1)	8,190	10,109	41,224	59,523

Total identifiable assets	$111,000	$12,539	$44,383	$167,922

	As of December 31, 2008
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$109,030	$3,502	$4,739	$117,271
Cash and other assets	702	11,101	24,549	36,352

Total identifiable assets	$109,732	$14,603	$29,288	$153,623

(1)	As of December 31, 2009, Biofuels cash and other assets includes $7.2 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 50%, 53% and 35% of total revenue for the years ended December 31, 2009, 2008 and 2007. Accounts receivable from this one customer comprised approximately 58% and 68%of accounts receivable at December, 2009 and 2008.

Revenue by geographic area was as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
North America	$30,999	$22,507	$15,284
South America	5,872	13,826	1,458
Europe	27,766	32,024	29,214
Asia	1,274	1,302	225
Middle East	—	—	92

	$65,911	$69,659	$46,273

For the years ended December 31, 2009, 2008 and 2007, 68%, 81% and 84% of the Company’s product revenue has come from one focus area, animal nutrition and health. The Company derived, directly or indirectly, approximately 27%, 10%, and 7%, of its revenue from agencies of the United States government in 2009, 2008, and 2007.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of assets held at Fermic reported on the Company’s Consolidated Balance Sheets at December 31, 2009 totaled approximately $2.4 million.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reverse Stock Split

On September 9, 2009, the Company filed an amendment to its Certificate of Incorporation establishing a 1-for-12 reverse split of common stock. Every 12 shares of (old) common stock which were held as of September 9, 2009, the effective date, were converted into one share of (new) common stock. Share and per share amounts have been retroactively adjusted to reflect the impact of the reverse split for all periods presented.

Public Offering of Common Stock and Warrants

On October 6, 2009, the Company entered into an agreement to issue 2,250,000 shares of its common stock and warrants to purchase an additional 900,000 shares of common stock in an underwritten public offering at a price of $6.00 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The shares of common stock and warrants are immediately separable and will be issued separately. The warrants have a five-year term and an exercise price of $7.59. The warrants were recorded as a derivative liability on the Company’s balance sheet and are required to be revalued based on current fair value at each reporting date. The liability balance was $0.8 million at issuance and decreased to $0.7 million as of

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, using the Black Scholes Merton valuation model. Net proceeds after underwriting discounts and commissions and estimated expenses, were approximately $12.2 million. The offering closed on October 9, 2009.

12.	Equity Incentive Plans and Warrants

Equity Incentive Plans

Celunol Equity Incentive Plan

As a part of the merger on June 20, 2007, each outstanding and unexercised option to purchase shares of Celunol common stock, whether vested or unvested, was assumed by Verenium and became an option to acquire shares of Verenium common stock, under the same terms and conditions that existed in the Celunol plan prior to the merger. Options granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The number of shares of Celunol common stock that was subject to each option prior to the effective time was converted into Verenium common stock based on the exchange ratio determined pursuant to the merger agreement. The Company’s stockholders approved the Celunol Equity Incentive Plan on June 20, 2007. A total of 42,275 shares of Verenium common stock are reserved for issuance under the Celunol Equity Incentive Plan and 16,518 options to purchase shares remain outstanding as of December 31, 2009.

2007 Equity Incentive Plan

In March 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”), and effective May 7, 2007, amended the 2007 Plan. The 2007 Equity Incentive Plan is the successor to the Diversa Corporation 1997 Equity Incentive Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. Stock awards granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The Company’s stockholders approved the 2007 Plan, as amended, on June 20, 2007. A total of 812,500 shares are reserved for issuance under the 2007 Plan and 671,043 options to purchase shares remain outstanding as of December 31, 2009.

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company (“Board”) adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan (“Directors’ Plan”), and reserved a total of 50,000 shares for issuance thereunder. The number of shares available for issuance under the Directors’ Plan will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year and continuing through and including calendar year 2015, by an amount equal to the excess of (i) the number of shares subject to stock awards granted during the preceding calendar year, over (ii) the number of shares added back to the share reserve during the preceding calendar year pursuant to expirations, terminations, cancellations, forfeitures and repurchases of previously granted awards. However this automatic annual increase shall not exceed 20,833 shares in any calendar year. As of December 31, 2009, a total of 80,482 shares of the Company’s common stock have been reserved for issuance under the Directors’ Plan.

The Board adopted the Directors’ Plan as the primary equity incentive program for the Company’s non-employee directors in order to secure and retain the services of such individuals, and to provide incentives for such persons to exert maximum efforts for the success of the Company. Stock awards granted under this plan generally vest monthly over a three year period and expire 10 years from the date of the grant. The Directors’

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of December 31, 2009, there were approximately 77,000 options to purchase shares outstanding under the Directors’ Plan and no shares outstanding under the 1999 Non-Employee Directors’ Stock Option Plan.

Employee Stock Option and Stock Purchase Plans

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The plan was suspended effective the first quarter of 2009.

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

The incentive and non-statutory stock options were granted with an exercise price of not less than 100% and 85%, respectively, of the estimated fair value of the underlying common stock as determined by the Board of Directors. The 1997 Plan allowed the purchase of restricted stock at a price that is not less than 85% of the estimated fair value of the Company’s common stock as determined by the Board of Directors.

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2009, the aggregate number of shares awarded under the 1997 Plan is approximately 1,183,000, with no shares available for grant. A total of 22,888 options to purchase shares remain outstanding as of December 31, 2009 for the plan.

Share-Based Compensation Expense

The Company recognized $7.7 million, $11.2 million and $11.0 million in share-based compensation expense for its share-based awards for years ended December 31, 2009, 2008 and 2007. Share-based compensation expense was allocated among the following expense categories (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Research and development	$2,285	$4,391	$3,669
Selling, general and administrative	5,403	6,842	7,297

	$7,688	$11,233	$10,966

During 2009, the Board of Directors approved to accelerate the vesting of a group of performance-based options held by certain Company executives. The acceleration reduced the vesting term from seven to four years for approximately 70% of the total grants, as well as fully accelerated two additional executive grants, resulting in additional stock compensation expense of approximately $1.6 million. Further during 2009, the Board of Directors approved to accelerate the vesting of all non-officer employee restricted stock awards outstanding, resulting in additional compensation expense of approximately $0.3 million. As described below, the Company also completed a stock option exchange program, which resulted in $0.9 million of additional expense for the year ended December 31, 2009.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined its share-based compensation expense for the years ended December 31, 2009, 2008 and 2007 as follows:

Valuation of Stock Options

Share-based compensation related to stock options includes the amortization of the fair value of options determined using the multiple option approach under the Black-Scholes Merton (“BSM”) valuation model. The fair value of options determined under authoritative accounting guidance is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees along with peer companies. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	December 31,
	2009	2008	2007
Risk-free interest rate	1.7% to 3.3%	1.5% to 3.7%	3.6% to 5.0%
Dividend Yield	0%	0%	0%
Volatility	98% to 135%	62% to 98%	61% to 64%
Expected Life	5 to 6 years	5 years	5 years

Valuation of Employee Stock Purchase Plan (“ESPP”) Awards

Share-based compensation related to awards issued under the ESPP after December 31, 2005 are based on calculations of fair value under the BSM valuation model which are similar to how stock option valuations are made. The fair value of ESPP awards is amortized to expense over the vesting periods of the underlying awards, ranging from six months to two years. The Company’s ESPP plan was suspended effective March 2009 with no new purchase periods during 2009. All unamortized expense relating to future periods were recognized at that time. The fair value for previous year purchase periods was based on the following assumptions for the years ended:

	December 31,
	2008	2007
Risk-free interest rate	1.6% to 2.3%	3.7% to 4.4%
Dividend Yield	0%	0%
Volatility	62%	53% to 63%
Expected Life	6 months to 2 years	6 months to 2 years

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

Forfeiture Rate for Options and Restricted Stock Awards

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards. The Company considers its historical experience of pre-vesting option forfeitures and peers as the basis to arrive at its estimated pre-vesting option forfeiture rate. The forfeiture rate for 2009, 2008 and 2007 was 10%, 10% and 5% for all share-based awards as a result of an analysis of peer companies in the specialty enzyme and biofuels industries and the Company’s historical rate.

Unrecognized Share-Based Compensation Expense

As of December 31, 2009, there was approximately $2.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. This expense is expected to be recognized over a weighted-average period of 2.1 years as follows (in thousands):

Fiscal Year 2010	$1,253
Fiscal Year 2011	325
Fiscal Year 2012	527
Fiscal Year 2013	442

$2,547

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Awards Activity

Stock Options

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	311	$144.89
Granted	367	$73.86
Assumed in merger with Celunol Corp.	66	$29.47
Exercised	(8)	$54.59
Cancelled	(94)	$105.43

Outstanding at December 31, 2007	642	$99.35
Granted	254	$31.43
Exercised	(7)	$0.81
Cancelled	(97)	$109.37

Outstanding at December 31, 2008	792	$77.18
Granted	800	$4.37
Exercised	(9)	$0.79
Cancelled	(796)	$65.64

Outstanding at December 31, 2009	787	$15.75	9.4	$435

Exercisable at December 31, 2009	173	$56.66	8.0	$133

The weighted-average estimated fair values of options granted, as determined by the BSM valuation model, were $2.18, $18.44 and $51.03 per share for the years ended December 31, 2009, 2008 and 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.1 million and $0.4 million, respectively, which was determined as of the date of exercise. The amount of cash received from the exercise of stock options was $14,000, $0 and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, options to purchase 0.2 million shares with an aggregate intrinsic value of approximately $0.1 million were exercisable, and approximately 67,000 shares remain available for grant. At December 31, 2008, options to purchase 0.3 million shares with an aggregate intrinsic value of approximately $0.1 million were exercisable, and approximately 0.3 million shares remained available for grant.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2007	93	$76.87
Granted	32	$86.76
Assumed in merger with Celunol Corp	18	$121.32
Vested	(73)	$82.61
Forfeited and cancelled	(8)	$79.15

Non-vested awards outstanding at December 31, 2007	62	$87.85
Granted	8	$14.64
Vested	(45)	$90.14
Forfeited and cancelled	(3)	$79.43

Non-vested awards outstanding at December 31, 2008	22	$57.17
Granted	48	$7.04
Vested	(60)	$21.45
Forfeited and cancelled	(2)	$83.88

Non-vested awards outstanding at December 31, 2009	8	$15.62

Tender Offer

In May 2009, the Company’s Board of Directors authorized a stock option exchange program to allow eligible employees the opportunity to exchange certain options granted under the Company’s equity incentive plans. The Company’s shareholders approved the stock option exchange program at the 2009 Annual Meeting of Shareholders on September 1, 2009, and on October 13, 2009, the Company issued a Tender Offer to all holders of eligible options. Pursuant to the Tender Offer, options to purchase common stock that have an exercise price greater than $5.01 per share were eligible for replacement options with lower exercise prices. Fifty percent of all exchanged options will be subject to two additional years added to the existing vesting terms. The exchange was accounted for as a modification to the existing options in accordance with authoritative guidance. Total compensation expense to be recognized over the modified vesting period related to the repriced options of $3.7 million includes the previous grants unamortized expense of $3.3 million and the incremental value to the option holders created as a result of the modification of $0.4 million. Total compensation expense recognized during the year ended December 31, 2009 related to the exchange was $0.9 million. A total of 615,000 options were exchanged as part of the offer, with a total of 474,000 new options issued.

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 0.1 million shares of common stock at $264 per share that is exercisable for ten years starting in 2008. The exercise price per share of the warrant is subject to downward adjustment in the event of certain dilutive issuances or deemed issuances of stock by the Company, and is currently exercisable at $184.96 per share.

In connection with the completion of the June 20, 2007 merger transaction with Celunol, the Company assumed 28,000 warrants to purchase common stock at $22.44 per share that expire in December 2016. In

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the issuance of the 2008 Notes, the Company issued to the noteholders warrants to purchase 666,000 shares of common stock at $53.28 per share that are exercisable for five years starting August 27, 2008. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009 and public offering of common stock and warrants in October 2009, the warrants increased to purchase approximately 968,000 shares of the Company’s common stock at an exercise price of $36.62. Additionally, the Company entered into a convertible hedge transaction (see Note 2), whereby the Company issued warrants to purchase 1.1 million shares of common stock at $61.92 per share. The warrants are exercisable on three dates staggered in six month intervals beginning on October 1, 2013.

As noted in Note 11, in connection with our October issuance of 2,250,000 shares of our common stock, warrants to purchase an additional 900,000 shares of common stock were also issued. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants have an exercise price of $7.59 per share that are exercisable for five years starting October 9, 2009.

As of December 31, 2009, none of the above warrants have been exercised.

Common Stock Reserved for Future Issuance

At December 31, 2009, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Equity Incentive Plans	854
Warrants (including shares issuable under the convertible hedge transaction)	2,213
2007 Notes	899
2008 Notes	1,427
2009 Notes	1,769

7,162

13.	Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. The Company made cash contributions of approximately $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Income Taxes

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in thousands):

	December 31,
	2009	2008	2007
Tax at statutory rate	$(7,662)	$(61,772)	$(37,655)
State taxes, net of Federal benefit	(1,258)	(10,141)	(6,182)
In-process research and development	—	—	17,278
Goodwill impairment	—	43,245	—
Gain/(loss) on debt extinguishment	(5,266)	1,467	—
Gain on BP capital contribution to Galaxy Biofuels LLC	8,353	9,983	—
Change in valuation allowance/true-up of NOL’s	(6,094)	15,350	19,476
Write-off of research and development credits	—	—	5,058
Cancellation of debt income	6,908	—	—
Non deductible interest expense	2,511	—	—
Non deductible loss on partnership interest	1,772	—	—
Share-based compensation expense	(825)	2,357	2,474
Permanent differences and other	1,561	(489)	(449)

	$—	$—	$—

On July 13, 2006, the FASB issued authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. A recognition threshold is prescribed and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely–than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the authoritative guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions on January 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, the Company has recorded no additional tax liability. As of December 31, 2009 the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $132.5 million and research and development credits of $3.7 million generated in years prior to 2009 and net operating losses of $16.4 million generated in 2009. As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets. As noted below, the Company is in the process of completing a Section 382 analysis regarding the potential limitations on the use of the net operating loss and research and development credits.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2009, the Company did not recognize any interest or penalties.

The adoption of the authoritative guidance did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2009, the Company had deferred tax assets of $33.2 million. These deferred tax assets are primarily composed of depreciation and amortization, capitalized research and development costs, deferred revenue and stock compensation expense. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however the Company is in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits. The Company expects the Section 382 analysis to be completed within the next twelve months.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $23.0 million and $32.1 million has been recognized to offset the deferred tax assets at December 31, 2009 and 2008 as realization of such assets is uncertain.

The following table sets forth the detail of the Company’s deferred taxes (in thousands):

	As of December 31,
	2009	2008
Deferred tax assets:
Depreciation and amortization	$15,871	$20,608
Stock option expense	7,424	3,696
Allowance and accrued liabilities	5,289	8,660
Capitalized research and development	3,737	4,713
Deferred revenue	896	1,384

Total deferred tax assets	33,217	39,061
Valuation allowance	(23,034)	(32,113)

Net deferred tax assets	$10,183	$6,948
Deferred tax liabilities:
Depreciation	$9,761	$—
Convertible debt basis difference	422	6,948

Total deferred tax liabilities	10,183	6,948

Net deferred tax assets	$—	$—

At December 31, 2009, the Company has federal and state net operating loss carry-forwards of approximately $400.9 million and $198.9 million, respectively, which includes $31.1 million and $9.3 million, respectively, from Celunol pre-merger financial results which are currently under evaluation by the Company to

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine if these NOL’s can ever be realized. The federal net operating loss carry-forwards will begin to expire in 2011 unless utilized. The state net operating loss carry-forwards will begin to expire in 2012 unless utilized. The Company also has federal research credits of approximately $5.3 million which begin to expire in 2011, California research credits of approximately $4.3 million which will carryover indefinitely, and California manufacturer’s investment credits of approximately $0.7 million, which will begin to expire in 2010.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carry-forwards may be limited due to cumulative changes in ownership of more than 50%.

As a result of certain realization requirements of authoritative guidance, the company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2009, deferred tax assets do not include $2.5 million of excess tax benefits from share based compensation

15.	Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2009. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2009 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$16,619	$18,610	$16,291	$14,391
Operating expenses	27,817	35,240	34,447	32,742
Net income (loss)	(2,958)	(2,292)	(19,964)	3,323
Basic net income (loss) per common share	(0.26)	(0.25)	(2.65)	0.58
Diluted net income (loss) per common share	(0.26)	(0.25)	(2.65)	0.57

2008 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$19,745	$16,376	$18,303	$15,235
Operating expenses (1)	38,875	144,690	33,561	32,421
Net loss (2)	(11,850)	(126,140)	(15,383)	(23,117)
Basic and diluted net loss per common share	(2.11)	(22.98)	(2.98)	(4.53)

(1)	Includes goodwill charge of $106.1 million recorded in the third quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on such evaluation, such officers have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Verenium Corporation

We have audited Verenium Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Verenium Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Verenium Corporation’s ability to continue as a going concern.

/s/ Ernst & Young LLP

San Diego, California

March 15, 2010

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

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

(a)(3) Index to Exhibits—See (b) below.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C)—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers—filed Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.

10.2*	1994 Diversa Employee Incentive and Non-Qualified Stock Option Plan, as amended—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.3*	Form of Stock Option Agreement under the 1994 Diversa Employee Incentive and Non-Qualified Stock Option Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.4*	1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.6*	1999 Non-Employee Directors’ Stock Option Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.7*	Form of Stock Option Grant Notice and Related Stock Option Agreement under the 1999 Non-Employee Directors’ Stock Option Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.8*	2005 Non-Employee Directors’ Equity Incentive Plan—filed as an exhibit to the Company’s Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by reference.

10.9*	1999 Employee Stock Purchase Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.10*	Verenium 2007 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

10.11*	Form of Executive Officer 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.12*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.13*	Form of Stock Option Grant Notice and Form of Exercise for use in connection with Executive Officer 2007 Equity Incentive Plan Option Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.14*	Form of Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.15*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.16*	Form of Restricted Stock Bonus Grant Notice for use in connection with Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.17*	Celunol Corp. (formerly known as BC International Corporation) 2006 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

10.18*	Celunol Corp. (formerly known as BC International Corporation) 2004 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

10.19*	Celunol Corp. (formerly known as BC International Corporation) 1998 Stock Plan—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.20*	Celunol Corp. (formerly known as BC International Corporation) Stock Option Plan for Non-Employee Directors—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

10.21†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.22†	License Agreement by and between the Company and Finnfeeds International Limited (now Danisco Animal Nutrition), dated December 1, 1998—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.23	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

10.24	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

10.25†	Amended and Restated Research Collaboration Agreement dated as of January 3, 2003 between the Company and Syngenta Participations AG—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

10.26†	License Agreement dated December 29, 2003 by and between Xoma Ireland Limited and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004, and incorporated herein by reference.

10.27†	Transition Agreement dated May 28, 2004 by and between the Company, Zymetrics, Inc., Syngenta Seeds AG, and Syngenta Participations AG—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.

10.28†	Amendment dated May 28, 2004 to Amended and Restated Research Collaboration Agreement between the Company and Syngenta Participations AG—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference.

10.29	Loan and Security Agreement by and between the Company and Comerica Bank dated September 30, 2005—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, and incorporated herein by reference.

10.30	Purchase Agreement, dated March 22, 2007, among the Company and the Initial Purchasers identified therein—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

10.31*	Employee Invention, Non-Competition and Confidentiality Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.32*	Employee Invention, Non-Competition and Confidentiality Agreement, dated May 17, 2006, by and between Celunol Corp. and John R. Malloy, Jr.—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.33	Indemnification Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.34	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Joshua Ruch —filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.35	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Michael Zak—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.36†	Consulting Agreement, dated December 20, 2004, by and between Celunol Corp. and Dr. Lonnie Ingram—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.37†	Amended and Restated License Agreement by and between Celunol Corp. and University of Florida Research Foundation, Inc., dated October 26, 1995 with First Amendment, dated January 25, 2000, and Second Amendment, dated June 29, 2001—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.38†	Letter Agreement dated December 15, 2004 by and between Celunol Corp. and University of Florida Research Foundation, Inc.—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.39†	Research Agreement dated December 20, 2004 by and between Celunol Corp. and University of Florida Board of Trustees, as amended by Amendment No. 1 to the Research Agreement—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.40†	Joint Development and Technology Transfer Agreement, dated July 10, 2001 by and between Celunol Corp. and Marubeni Corporation and Tsukishima Kikai Co., Ltd., as amended by that certain memorandum dated July 10, 2001 and those certain letters dated January 9, 2006, January 24, 2006 and February 24, 2006—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.41†	Exclusive License Agreement, dated July 7, 2006, by and between Celunol Corp. and Kerry Group Services International Limited (KGSI)—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.42	Office Lease Agreement for space at 55 Cambridge Parkway, Cambridge, MA, between 55 Cambridge Parkway, Inc. as landlord and Celunol Corp. as tenant, dated April 5, 2007—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.43†	Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated February 17, 2004—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.44†	Amendment to Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated August 1, 2006—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.45	Fifth Amendment to Loan and Security Agreement dated as of February 22, 2008 by and between the Company and Comerica Bank—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2008, and incorporated herein by reference.

10.46	Securities Purchase Agreement dated February 22, 2008, by and among the Company and the parties listed therein—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.47	Upper Call Option Transaction—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.48	Lower Call Option Transaction—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.49*	Employment Agreement, dated September 24, 2008, by and between the Company and Carlos A. Riva—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.50*	Employment Agreement, dated September 24, 2008, by and between the Company and William H. Baum—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.51*	Employment Agreement, dated September 24, 2008, by and between the Company and Gerald M. Haines II—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.52*	Employment Agreement, dated September 24, 2008, by and between the Company and Mary Ellen Jones—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.53*	Employment Agreement, dated September 24, 2008, by and between the Company and John R. Malloy, Jr.—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.54*	Employment Agreement, dated September 24, 2008, by and between the Company and Janet Roemer —filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.55*	Employment Agreement, dated September 4, 2008, by and between the Company and Gregory L. Powers—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.56†	Joint Development and License Agreement, dated as of August 1, 2008, by and among Verenium Biofuels Corporation, BP Biofuels North America LLC and Galaxy Biofuels LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.57*	Employment Agreement, dated January 13, 2009, by and between the Company and Jeffrey G. Black —filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

10.58†	Amended and Restated Liability Operating Agreement of Highlands Ethanol, LLC, dated February 18, 2009, by and between BP Biofuels North America, LLC, Verenium Biofuels Corporation and Highlands Ethanol, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 18, 2009, and incorporated herein by reference.

10.59*	Employment Agreement, dated April 24, 2009, by and between the Company and James E. Levine—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 18, 2009, and incorporated herein by reference.

10.60	Form of Convertible Note Amendment Agreement, dated July 1, 2009, among the Company and certain holders of the Company’s 8% Senior Convertible Notes due April 1, 2012—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2009, and incorporated herein by reference.

10.61	Form of Amended and Restated 8% Senior Convertible Note due April 1, 2012—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2009, and incorporated herein by reference.

10.62	Form of Exchange Agreement, dated August 28, 2009, among the Company and certain holders of the Company’s 5.50% Convertible Senior Notes due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.63	Pledge and Security Agreement, dated September 1, 2009, between the Company and Wells Fargo Bank, National Association, as collateral agent—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.64	Intercreditor and Collateral Agency Agreement, dated September 1, 2009, among the Company, Wells Fargo Bank, National Association, as trustee, Wells Fargo Bank, National Association, as collateral agent, and the joined secured parties from time to time party thereto—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.65	Indenture, dated September 1, 2009, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including the Form of 9.00% Convertible Senior Secured Note due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.66	First Supplemental Indenture, dated September 25, 2009, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 9, 2009, and incorporated herein by reference.

10.67	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

10.68†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

10.69	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

10.70	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

10.71	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee—filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

10.72	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee—filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

10.73	Form of Registration Rights Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.74	Form of Warrant—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.75	Form of Senior Convertible Note—filed as an exhibit to the Company’s Current Report on
Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.76	Form of Warrant issued by the Company to Syngenta Participations AG—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.77	Form of Warrant—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2009 and incorporated herein by reference.

10.78††	Separation Agreement, dated October 28, 2009, between the Company and Syngenta Participations AG.—filed herewith.

21.1	Subsidiaries of the Company—filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm—filed herewith.

24.1	Power of Attorney (included as part of the signature page).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

*	Indicates management or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERENIUM CORPORATION

By:	/s/ JAMES E. LEVINE
James E. Levine
Executive Vice President and Chief Financial Officer

Date: March 12, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carlos A. Riva and Jamie E. Levine, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARLOS A. RIVA Carlos A. Riva	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ JAMES E. LEVINE James E. Levine	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2010

/s/ JEFFREY G. BLACK Jeffrey G. Black	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2010

/s/ JAMES H. CAVANAUGH James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	March 12, 2010

/s/ JOHN F. DEE John F. Dee	Director	March 12, 2010

/s/ FERNAND J. KAUFMANN Fernand J. Kaufmann, Ph.D.	Director	March 12, 2010

Signature	Title	Date

/s/ PETER JOHNSON Peter Johnson	Director	March 12, 2010

/s/ SIMON RICH Simon Rich	Director	March 12, 2010

/s/ JOSHUA RUCH Joshua Ruch	Director	March 12, 2010

/s/ CHERYL WENZINGER Cheryl Wenzinger	Director	March 12, 2010

/s/ MICHAEL ZAK Michael Zak	Director	March 12, 2010