Form 10-Q
period 2010-03-31
VERENIUM CORP
filed 2010-05-10
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company	☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 7, 2010 was 12,277,884.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,505	$32,055
Accounts receivable, net of allowance for doubtful accounts of $284 at March 31, 2010 and December 31, 2009	7,668	7,209
Inventories, net	3,621	2,653
Prepaid expenses and other current assets	4,032	4,657

Total current assets	30,826	46,574
Property, plant and equipment, net	105,988	108,399
Restricted cash	10,400	10,400
Debt issuance costs and other assets	2,212	2,549

Total assets	$149,426	$167,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,230	$10,695
Accrued expenses	14,139	12,272
Deferred revenue	2,599	2,199

Total current liabilities	24,968	25,166
5.5% Convertible Senior Notes (“2007 Notes”), at face value	69,033	69,033
8% Senior Convertible Notes (“2008 Notes”), at carrying value (face value of $13,001 and $15,201 at March 31, 2010 and December 31, 2009)	9,655	10,906
9% Convertible Senior Secured Notes (“2009 Notes”), at carrying value (face value of $13,707 at March 31, 2010 and December 31, 2009)	25,413	25,817
Derivative liability—warrants	835	692
Restructuring reserve, less current portion	4,599	4,694
Other long term liabilities	1,399	1,412

Total liabilities	135,902	137,720
Stockholders’ deficit:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock—$0.001 par value; 245,000 shares authorized at March 31, 2010 and December 31, 2009, 12,098 and 11,821 shares issued and outstanding at March 31, 2010 and December 31, 2009	12	12
Additional paid-in capital	606,417	604,571
Accumulated deficit	(637,905)	(630,032)

Total Verenium Corporation stockholders’ deficit	(31,476)	(25,449)
Noncontrolling interests in consolidated entities	45,000	55,651

Total stockholders’ equity	13,524	30,202

Total liabilities, noncontrolling interest and stockholders’ equity	$149,426	$167,922

Note: The condensed consolidated balance sheet data at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Product	$11,562	$10,569
Grant	738	2,558
Collaborative	731	1,264

Total revenues	13,031	14,391

Operating expenses:
Cost of product revenues	6,516	5,755
Research and development	16,999	17,815
Selling, general and administrative	7,698	9,172

Total operating expenses	31,213	32,742

Loss from operations	(18,182)	(18,351)
Interest and other expense, net	(1,980)	(3,114)
Gain on debt extinguishment	598	3,609
Gain on net change in fair value of derivative assets and liabilities	68	13,309

Net loss	(19,496)	(4,547)
Less: Loss attributed to noncontrolling interests in consolidated entities	7,500	7,870

Net (loss) income attributed to Verenium Corporation	$(11,996)	$3,323

Basic and diluted net (loss) income per share	$(0.99)	$0.57

Weighted average shares used in computing:
Basic net (loss) income per share	12,057	5,857

Diluted net (loss) income per share	12,057	5,866

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net (loss) income attributed to Verenium Corporation	$(11,996)	$3,323
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,500	2,589
Share-based compensation	468	2,547
Gain on extinguishment of debt	(598)	(3,609)
Gain on net change in fair value of derivative assets and liabilities	(68)	(13,309)
Loss attributed to noncontrolling interest in consolidated entities	(7,500)	(7,870)
Accretion convertible senior notes of debt discount	292	1,285
Non-cash revisions to restructuring reserve	134	90
Changes in operating assets and liabilities:
Accounts receivable	(1,035)	576
Inventory	(968)	(2,885)
Other assets	328	253
Accounts payable and accrued expenses	1,538	1,497
Restructuring reserve	(225)	(258)
Deferred revenue	400	82

Net cash used in operating activities	(15,730)	(15,689)

Investing activities:
Purchases of property, plant and equipment, net	(1,098)	(1,794)
Reduction of cash due to deconsolidation of Vercipia Biofuels upon adoption of new accounting standard	(7,211)	—
Restricted cash	—	(360)

Net cash used in investing activities	(8,309)	(2,154)

Financing activities:
“Make-whole” payments on conversion of 2008 Notes	—	(122)
Principal payments on debt obligations	(18)	(396)
Proceeds from sale of common stock	7	265
Distributions from Galaxy Biofuels LLC	7,500	26,500

Net cash provided by financing activities	7,489	26,247

Net (decrease) increase in cash and cash equivalents	(16,550)	8,404
Cash and cash equivalents at beginning of period	32,055	7,458

Cash and cash equivalents at end of period	$15,505	$15,862

Supplemental disclosure of cash flow information:
Interest paid	$91	$10

Conversion of convertible senior notes into common stock	$2,200	$11,050

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

Recent Developments

Extension of BP Collaboration

As more fully described in Note 3, on April 1, 2010, the Company announced a third extension to August 1, 2010 of its initial 18-month joint development program established in August 2008 with partner BP Biofuels North America LLC, or BP, which was scheduled to expire on April 1, 2010. The Company and BP also entered into a related agreement regarding funding by BP, through a loan to Galaxy Biofuels LLC (“Galaxy”), a special purpose entity equally owned by Verenium Biofuels and BP, of costs for certain work to be agreed upon by both parties which will be conducted by the Company at its demonstration-scale facility in Jennings, Louisiana.

U.S. Department of Energy (DOE) Grant

In April 2010, the Company was awarded, and collected, an additional $4.9 million from the DOE to fund ongoing activities at its demonstration-scale facility in Jennings, Louisiana. This cooperative agreement is an extension of the grant previously awarded to the Company in July of 2008 under a DOE program supporting the development of demonstration-scale cellulosic ethanol biorefinery plants.

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010.

The Company has incurred a net loss of $12.0 million for the three months ended March 31, 2010 and has an accumulated deficit of $637.9 million as of March 31, 2010. Based on the Company’s current operating plan, its existing working capital will not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, required and potential payments under the 2007 Notes, the 2008 Notes, and the 2009 Notes, and working capital requirements through December 31, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

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

Basis of Consolidation

The condensed consolidated financial statements prior to January 1, 2010 include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels Corporation, as well as its jointly owned subsidiaries Galaxy and Highlands Ethanol, LLC (dba Vercipia Biofuels) (“Vercipia”), both which were determined to be variable interest entities of which the Company was the primary beneficiary as defined by authoritative guidance. Effective as of January 1, 2010, as a result of adopting new authoritative accounting guidance for identifying which enterprise has the power to direct activities of a variable interest entity, the Company concluded it is no longer the primary beneficiary of Vercipia. The Company’s investment in Vercipia is therefore accounted for under the equity method beginning in fiscal year 2010. Prior to the adoption of the new authoritative accounting guidance, the Company was the primary beneficiary of Vercipia and consolidated Vercipia’s financial results. The Company has not reclassified amounts in the prior period financial statements to conform to the current period presentation. All intercompany accounts have been eliminated in consolidation.

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

Equity Method of Accounting

On January 1, 2010, the Company adopted new authoritative accounting guidance, which replaced the quantitative-based calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity. As a result of adopting this new authoritative accounting guidance, the Company was required to change its method of accounting for its variable interest in Vercipia. Since the Company and BP share the ability to impact Vercipia’s economic performance, the Company is no longer the primary beneficiary of Vercipia. The Company adopted the new authoritative accounting guidance on a prospective basis therefore beginning in the first quarter of 2010, the Company deconsolidated Vercipia from the Company’s condensed consolidated financial statements and began to account for the Company’s ownership interest in Vercipia using the equity method of accounting. As a result, the Company no longer includes Vercipia’s revenue and operating expenses in its operating results. Under the equity method of accounting, the Company is required to reflect its initial investment in Vercipia on its balance sheet, decreased by its share of Vercipia’s net losses. Upon adoption of the equity method of accounting on January 1, 2010 and through March 31, 2010, the Company’s share of net losses exceeded its initial investment in Vercipia, in which case the Company was required to suspend its share of such losses. As such, the Company’s condensed consolidated financial statements do not include its share of Vercipia’s operating results for the quarter ended March 31, 2010. The Company has not reclassified amounts in the prior period financial statements to conform to the current period presentation. See Note 3 for additional information.

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

Derivative Financial Instruments

The Company’s 2008 Notes and 2009 Notes (see Note 2) and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$15,505	$—	$—	$15,505	$32,055	$—	$—	$32,055

Liabilities:
Derivative – warrants (2)	—	—	917	917	—	—	762	762
Derivative – 2008 Notes compound embedded derivative (3)(5)	—	—	1,371	1,371	—	—	1,682	1,682
Derivative – 2009 Notes Compound Embedded Derivative (4)(5)	—	—	1,996	1,996	—	—	2,298	2,298

	$—	$—	$4,284	$4,284	$—	$—	$4,742	$4,742

(1)	Included in cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheet.

(2)	Represents warrants issued in conjunction with the Company’s 2008 Notes in February 2008 (see Note 2) and the Company’s public offering in October 2009. The warrants issued in conjunction with the 2008 Notes have a value of $82,000 and $70,000 at March 31, 2010 and December 31, 2009 and classified in long-term liabilities as part of the 2008 Notes carrying value at March 31, 2010 and December 31, 2009, using significant unobservable inputs (Level 3). The warrants issued in conjunction with the Company’s public offering have a value of $835,000 and $692,000 and are classified as a long-term liability at March 31, 2010 and December 31, 2009, using significant unobservable inputs (Level 3).

(3)	Represents the compound embedded derivative included in the Company’s 2008 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders’ right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2008 Notes into common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative is included in long term liabilities as part of the 2008 Notes’ carrying value at March 31, 2010 and December 31, 2009 on the accompanying Condensed Consolidated Balance Sheet.

(4)

Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at the greater of $9.60 or the applicable stock price at the time of conversion. The embedded derivative is included in long term liabilities as part of the 2009 Notes carrying value on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009.

(5)	The Company’s compound embedded derivatives are valued using a “lattice” model. The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2008 Notes and 2009 Notes (collectively, the “Notes”). Because the maximizing condition reflects the expected present value of the Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” provisions do not reflect the maximum potential obligation due under such provisions. As such, the potential “make-whole” obligation was $2.3 million under the 2008 Notes and $2.7 million under the 2009 Notes, assuming all of the outstanding Notes as of March 31, 2010 converted at that time.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2010 to March 31, 2010 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2008 Notes Compound Embedded Derivative	Derivative Liability – 2009 Notes Compound Embedded Derivative
Balance at January 1, 2010	$762	$1,682	$2,298
Adjustment to fair value included in earnings (1)	155	79	(302)
Other adjustments (2)	—	(390)	—

Balance at March 31, 2010	$917	$1,371	$1,996

(1)	The derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2008 Notes compound embedded derivative, detachable warrants and 2009 Notes compound embedded derivative are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the three months ended March 31, 2010, the net adjustment to fair value resulted in a gain of $0.1 million and is included in “gain on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 2).

(2)	Represents decrease in derivative liability because of “make-whole” payments related to the conversion of $2.2 million in face value of the 2008 Notes (see Note 2).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2010, the Company had $2.6 million in deferred revenue, of which $1.6 million was related to funding from collaborative partners and $1.0 million was related to product sales.

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

The Company recognizes revenue from royalties on operating profit during the quarter in which such revenue is earned, generally upon shipment by Danisco of product to their customer, based on information provided by Danisco. Revenue from royalties on operating profit is included in product revenue in the Condensed Consolidated Statement of Operations.

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

Computation of Net (Loss) Income per Share

Basic and diluted net (loss) income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had approximately 5,700 and 17,000 unvested restricted shares outstanding as of March 31, 2010 and 2009. For purposes of the computation of net (loss) income per share, the unvested restricted shares are considered contingently returnable shares and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing net (loss) income per share.

Diluted net (loss) income per share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares related to stock options, restricted stock and warrants are calculated using the treasury stock method. Common stock equivalents from stock options, restricted stock and warrants of approximately 2.7 million were excluded from the calculation of net income per share for the three months ended March 31, 2009, because the effect would be anti-dilutive. In addition, common stock equivalents from shares underlying the Company’s convertible senior notes of 3.5 million were excluded from the net income per share for the three months ended March 31, 2009 because the effect would be antidilutive.

Computation for net (loss) income per share for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
Numerator
Net (loss) income	$(11,996)	$3,323

Denominator
Basic weighted average common shares outstanding	12,057	5,857
Dilutive effect of stock options	—	9

Diluted weighted average common shares outstanding	12,057	5,866

Basic and diluted net (loss) income per common share	$(0.99)	$0.57

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	March 31, 2010			December 31, 2009
	2009 Notes	2008 Notes	2007 Notes	2009 Notes	2008 Notes	2007 Notes
Principal value	$13,707	$13,001	$69,033	$13,707	$15,201	$69,033
Debt premium (discount), net	9,710	(4,799)	—	9,812	(6,047)	—
Derivative liabilities (1)	1,996	1,453	—	2,298	1,752	—

	March 31, 2010			December 31, 2009
	2009 Notes	2008 Notes	2007 Notes	2009 Notes	2008 Notes	2007 Notes

Total Carrying value	$25,413	$9,655	$69,033	$25,817	$10,906	$69,033

(1)	Represents the 2008 Notes’ detachable warrants and compound embedded derivative and the 2009 Notes’ compound embedded derivative. The Company has the intent and the ability to settle the warrants, 2008 Notes’ conversion rights and 2008 Notes’ and 2009 Notes’ “make-whole” provisions in shares of common stock as of March 31, 2010. As such, the asserted derivative liability was included in the 2008 Notes’ carrying value on its consolidated financial statements at March 31, 2010 and December 31, 2009.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in face value of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 2008 Notes and 2009 Notes. As of March 31, 2010, the Company had $69 million in face value outstanding under the 2007 Notes.

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

2008 Notes

On February 27, 2008, the Company completed a private placement of the 2008 Notes and warrants to purchase shares of Verenium common stock. Concurrent with entering into the purchase agreement for the 2008 Notes, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71.0 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 0.7 million shares of common stock. As of March 31, 2010, the outstanding principal balance on the 2008 Notes was $13.0 million.

On July 1, 2009, the Company entered into amendment agreements with the Required Holders (as defined below) of its 2008 Notes to modify certain terms of all of the 2008 Notes. The amendments became effective on July 6, 2009. Pursuant to their original terms, the 2008 Notes may be amended and restated with the written consent of the holders representing at least 66.67% of the 2008 Notes outstanding (the “Required Holders”). As of July 1, 2009, there was approximately $29.5 million aggregate principal amount of the 2008 Notes outstanding. The Company entered into the amendment agreements with holders of approximately $25.6 million, or 86.8%, of the 2008 Notes.

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

As more fully discussed in Note 9, one former holder of 2008 Notes that currently no longer holds any principal amount is a party to a pending lawsuit against the Company, whereby that party also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that party’s consent. This party has not signed the amendment agreement as of May 7, 2010.

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

Periodic interest payments on the 2008 Notes are approximately $0.3 million every three months, assuming an outstanding balance of $13 million, payable on January 1, April 1, July 1 and October 1 of each year. Subject to the satisfaction of certain conditions, the Company may pay interest amounts with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

The 2008 Notes contain several embedded features, which are required to be bifurcated and accounted separately as derivative liabilities in accordance with authoritative guidance. These embedded features are described in two categories: 1) detachable warrants; and 2) a compound embedded derivative, as set forth below.

Detachable Warrants. In connection with the 2008 Notes, the Company issued warrants to purchase up to approximately 0.7 million shares of the Company’s common stock. The warrants are exercisable at an initial exercise price of $53.28 per share. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009 and public offering of common stock and warrants in October 2009, the number of shares issuable upon exercise of the warrants increased to approximately 1.0 million shares of the Company’s common stock and the exercise price decreased to $36.62.

Compound embedded derivative. The compound embedded derivative includes certain features of the 2008 Notes, with its major components consisting of: 1) the base conversion rights, including a version of broad-based weighted average anti-dilution provisions, subject to certain limitations; 2) rights upon an event of default or change in control; and, 3) the “make-whole” provision.

Broad-based weighted average anti-dilution protection, subject to certain limitation. In the event that the Company subsequently issues options (excluding options issued under a stock plan approved by the Board of Directors) or convertible securities or other equity or equity-linked securities at a price per share which is below the current conversion price of the 2008 Notes, the holders of the 2008 Notes will be entitled to anti-dilution protection, such that the conversion price will reset to a price per share equal to the product of the conversion price in effect and the weighted average impact of the issuance. As a result of the public offering of common stock and warrants in October 2009, the conversion price of the 2008 Notes decreased to $17.89.

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

In addition, concurrent with the issuance of the 2008 Notes, the Company entered into a convertible hedge transaction with a counterparty, which is intended to reduce the potential dilution upon conversion of the 2008 Notes. The convertible hedge transaction is composed of two separate call options. Under the first call option, on April 1, 2012 (or earlier upon conversion of the 2008 Notes), the Company is entitled to purchase approximately 1.1 million shares of the Company’s common stock from the counterparty at a price per share equal to the initial conversion price of $49.08 (or a proportion of such number of shares based on the proportion of the 2008 Notes being converted). Under the second call option, on three exercise dates staggered in six-month intervals beginning on October 1, 2013, the counterparty is entitled to purchase an aggregate of approximately 1.1 million shares of the Company’s common stock at a price per share of $61.92. The cash cost of the convertible hedge transaction was approximately $6.2 million. The convertible hedge transaction has been separately valued and accounted for as a derivative under authoritative guidance.

Valuation of Debt Liability and Embedded Features of the 2008 Notes

2008 Notes Debt Liability and Equity Component

The Company separately accounted for the debt and equity components of the 2008 Notes in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate. The authoritative guidance requires that the carrying amount of the liability component be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. As a result, the Company determined that its effective interest rate was 32.6% and, in the absence of comparable market data, determined that, given the features of the 2008 Notes, this derived effective interest rate was a fair approximation of a market rate of interest for a similar instrument. As a result, the 32.6% rate was applied to the 2008 Notes and coupon interest to calculate the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and the estimated fair value of the liability component was recorded as an equity component.

2008 Notes Detachable Warrants

At inception, the fair value of the detachable warrants of $4.7 million was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

The Company has the intent and the ability as of March 31, 2010 and December 31, 2009 to settle the warrants in shares of common stock. As such, the asserted derivative liability is included in the 2008 Notes’ carrying value on its Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

2008 Notes Compound Embedded Derivative

At inception, the fair value of the compound embedded derivative included in the 2008 Notes of $31.1 million was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2008 Notes, and as unamortized discount, which is being accreted over the term of the 2008 Notes using the effective interest method.

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

However, on January 1, 2009, upon adoption of new authoritative guidance, the entire conversion rights were required to be accounted for as a derivative liability. As a result, the fair value of the conversion rights on January 1, 2009 of $13.1 million was reclassified from stockholders’ equity into current liabilities. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability as of March 31, 2010 and December 31, 2009 to settle the warrants, 2008 conversion rights and “make-whole” provisions in shares of common stock. As such, the asserted derivative liability is included in the 2008 Notes’ carrying value on its Condensed Consolidated Balance Sheet at March 31, 2010 and December 31, 2009. The compound embedded derivative liability, consisting of the “make-whole” and the conversion rights, will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation is $2.3 million if all of the 2008 Notes outstanding as of March 31, 2010 converted on that date.

Valuation of Convertible Hedge Transaction

The Company recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the two separate call options that comprise the convertible hedge transaction. The convertible hedge transaction does not qualify for equity classification under authoritative guidance, as there are potential circumstances where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the Condensed Consolidated Balance Sheets and is marked-to-market at the end of each reporting period, with any change in value reported as a non- operating expense or income in the Condensed Consolidated Statement of Operations. The Company has determined that the initial cash paid for each of the two separate call options that comprise the convertible hedge transaction approximated fair value. The fair values of the two call options subsequent to the initial issuance date have been determined using the Black-Scholes Merton methodology and were determined to be zero as of March 31, 2010.

Impact of 2008 Notes Fair Value Remeasurements

The fair value of the compound embedded derivative, warrants, and the two separate call options that comprise the convertible hedge transaction are recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity if settled in the Company’s common stock.

The fair value of the compound embedded derivative, detachable warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. The net change in fair value measurements impacting all 2008 Notes derivative assets and liabilities resulted in a loss of $0.1 million for the three months ended March 31, 2010 and a gain of $13.3 million for the three months ended March 31, 2009.

Conversion of 2008 Notes

Since inception through March 31, 2010, holders of the 2008 Notes have converted principal in the amount of $58.0 million into approximately 4.2 million shares of the Company’s common stock, including approximately 2.0 million shares to satisfy a portion of the related “make-whole” obligations.

During the three months ended March 31, 2010, the Company recorded a gain on conversion of $0.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three months ended March 31, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the three months ended March 31, 2010, the Company issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes that were converted and related “make-whole” payments.

No additional conversions have occurred in between April 1, 2010 and May 10, 2010.

2009 Notes

On September 1, 2009 and September 25, 2009, the Company completed privately negotiated exchanges with certain existing holders of its 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal of the 2007 Notes for $13.7 million in aggregate principal amount of the 2009 Notes.

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

Periodic interest payments on the 2009 Notes are approximately $0.6 million every six months, assuming an outstanding balance of $13.7 million, payable on April 1 and October 1 of each year, with the first payment due April 1, 2010. Subject to the satisfaction of certain conditions, the Company may pay interest with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

The 2009 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2009 Notes provide that the Company may, subject to the satisfaction of certain conditions, pay “make-whole” amounts with shares of its common stock valued at the greater of (i) the conversion price then in effect or (ii) the 10-day volume weighted average price for the 10 days immediately preceding the conversion notice.

In connection with the 2009 Notes offering, the Company paid $0.6 million in financing charges, which was expensed to selling, general and administrative on the accompanying Condensed Consolidated Statement of Operations.

Valuation of Compound Embedded Derivative of the 2009 Notes

The compound embedded derivative includes the “make-whole” provision and the put features of the 2009 Notes. The “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument. The put features of the 2009 Notes allow for the holders to require the Company to purchase the Notes at 100% principal on each of April 1, 2012, April 1, 2017 and April 1, 2022 or upon a fundamental change. The put features are contingently exercisable and the 2009 Notes were issued at a discount and therefore the authoritative guidance requires the put features to be bifurcated and accounted for as a derivative liability. Based upon this, the Company recorded a derivative liability of $2.0 million equal to the fair value of the “make-whole” provision and put features. The compound embedded derivative liability was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2009 Notes, and as unamortized discount, which is being accreted through April 1, 2012, the first date the holders can require the Company to purchase the 2009 Notes, using the effective interest method. The Company recorded this derivative liability as a component of the 2009 Notes’ carrying value on its Condensed Consolidated Balance Sheet. The compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2009 Notes. Because the maximizing condition reflects the expected present value of the 2009 Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation would have been $2.7 million if all of the outstanding 2009 Notes as of March 31, 2010 had converted on that date.

Impact of 2009 Notes Fair Value Remeasurements

The fair value of the compound embedded derivative is marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as non-operating expense or income. Upon conversion or exercise of a derivative instrument, the instrument will be marked to fair value at the conversion date and then that fair value will be reclassified to equity if settled in the Company’s common stock.

The fair value of the compound embedded derivative is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the three months ended March 31, 2010, the net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a gain of $0.3 million.

Exchange of 2007 Notes

In connection with the issuance of the 2009 Notes, the Company exchanged $30.5 million in aggregate principal amount of the 2007 Notes for approximately $13.7 million in aggregate principal amount of the 2009 Notes. Pursuant to authoritative guidance, it was determined that the noteholders of the exchanged 2007 Notes granted a concession to the Company primarily as a result of the reduction in principal of 2009 Notes issued as part of the exchange. As a result, the Company, in accordance with authoritative guidance, accounted for the exchange as a troubled debt restructuring and recorded the 2009 Notes at the 2007 Notes’ carrying value. This resulted in a debt premium of $16.1 million, of which $12.0 million will be amortized through the April 1, 2027 maturity of the 2009 Notes, as an offset to interest expense, and $4.1 million was recorded as additional paid-in capital. The carrying value of the 2007 Notes was equal to the $30.5 million of principal less the unamortized issuance costs, which totaled $29.8 million, as of the exchange date.

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
5.5% coupon interest, payable in cash	$949	$1,354
Non-cash amortization of debt issuance costs	149	247

2007 Notes Total	1,098	1,601

8% coupon interest, payable in cash or common stock	258	1,102
Non-cash accretion of debt discount(1)	394	1,285
Non-cash amortization of debt issuance costs	19	109

2008 Notes Total	671	2,496

9% coupon interest, payable in cash or common stock	308	—
Non-cash amortization of debt premium(2)	(102)	—

2009 Notes Total	206	—

(1)	The initial debt discount relates to the 2008 Notes’ compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense over the term of the 2008 Notes, or approximately four years.

(2)	The initial debt premium relates to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.

3. Variable Interest Entities

The Company has a strategic partnership with BP, a related party, which through March 31, 2010 has provided approximately $110 million in funding. BP is committed to additional funding of $17.5 million through the third quarter 2010, subject to the Company’s performance under its existing joint ventures, Galaxy and Vercipia. The Company has determined that both Galaxy and Vercipia qualify as variable interest entities. As noted in Note 1, effective January 1, 2010, the Company adopted new authoritative accounting guidance which changes the consolidation guidance applicable to variable interest entities. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity (and therefore subject to consolidation) by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of which variable interest holder has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. As discussed below, as a result of the adoption in the first quarter 2010, the Company determined it was still the primary beneficiary of Galaxy and would continue to consolidate Galaxy, but was no longer the primary beneficiary of Vercipia and thus was required to deconsolidate that entity as of January 1, 2010.

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

On March 31, 2010, the Company entered into the third extension of the initial 18-month JDA term, originally scheduled to expire on January 31, 2010. Pursuant to the initial terms of the JDA, BP committed to pay the Company $45 million in non-refundable joint development fees to co-fund the Company’s various scientific and technical initiatives within the field. The Company will receive an additional $2.5 million from BP to co-fund various scientific and technical initiatives for each month through July 2010. The joint development fees represented approximately 50% of the estimated costs of these initiatives.

The Company is responsible for the performance of substantially all of the activities under the joint development program. If the Company is not successful in achieving the objectives of the joint development program, BP may terminate the joint development program, and the Company would no longer be entitled to receive any payments from BP for the performance of the joint development program.

Upon the adoption of the new authoritative accounting guidance, the Company concluded it was still the primary beneficiary of Galaxy and would continue to consolidate Galaxy in the Company’s condensed consolidated financial statements. In reaching the conclusion to consolidate Galaxy, the Company conducted an extensive analysis of Galaxy underlying documents. The Company determined the most significant activities affecting the economic performance of Galaxy are the achievement of the milestones under the joint development program and concluded the Company has the power to direct the activities under the joint development program and is, therefore the primary beneficiary of Galaxy as of March 31, 2010.

As such, the transaction fees and joint development fees are accounted for as follows:

•	The license to technology granted by the Company and ongoing joint development performed by the Company are accounted for as capital contributions to Galaxy;

•

Transaction fees and joint development fees paid by BP are accounted for as capital contributions to Galaxy. All transaction fees are subsequently distributed to the Company and treated as a reduction to the Company’s capital account; and

•	Ongoing joint development fees are accounted for as a monthly expense of Galaxy.

As a result, the Company’s Consolidated Balance Sheets includes a line item “Noncontrolling interests in consolidated entities,” which reflects BP’s ownership of Galaxy’s equity. This line item is adjusted by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to the Company on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the Consolidated Statement of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Since inception, Galaxy has incurred approximately $100 million in losses through March 31, 2010, 50% of which have been allocated to BP.

The following table presents the changes in stockholders’ equity attributed to the noncontrolling interests in Galaxy for the three months ended March 31, 2010 (in thousands):

Balance at January 1, 2010	$45,000
Net loss	(7,500)
Capital contributions	7,500

Balance at March 31, 2010	$45,000

The Company’s investment in Galaxy represents assets that were contributed and continue to be held at a zero net carrying value.

On March 31, 2010, the Company and BP also entered into a related agreement regarding funding by BP, through a loan to Galaxy, of costs for certain work beyond the scope of the JDA to be agreed upon which will be conducted by the Company at its demonstration facility in Jennings, Louisiana. As of March 31, 2010, there were no amounts outstanding under this loan agreement.

Vercipia Biofuels

On February 18, 2009, the Company announced the second phase of its strategic partnership with BP through the formation of a joint venture to focus on the commercial development of facilities for the production of cellulosic ethanol from non-food feedstocks. The joint venture company, Vercipia, is owned equally by the Company and BP. Vercipia will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under the Galaxy joint development program. Vercipia is led and supported by a team comprised of employees from both BP and the Company and is governed with equal representation from both parent companies. This collaboration is intended to develop one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida and to create future opportunities for commercial implementation of cellulosic ethanol technologies. Vercipia will initially focus on developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and could break ground on that site as early as 2010. The estimated construction cost for this facility, which is expected to produce 36 million gallons per year, is estimated to be approximately $300 million. Production from this plant could begin as early as 2012.

The Company originally formed the Vercipia entity in October 2007, as a wholly-owned subsidiary of Verenium Corporation. The entity was fully consolidated by the Company as a subsidiary for the years ended December 31, 2007 and 2008. BP’s consideration was used to acquire a 50% ownership interest in the existing entity. In return for its 50% interest in Vercipia, BP agreed to pay Vercipia $22.5 million in an initial cash commitment and the Company agreed to contribute development assets related to its Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. BP’s contribution is payable in four installments: $7.0 million was paid on April 1, 2009, $5.0 was paid on July 1, 2009, $3.0 million was paid on October 1, 2009, and $7.5 million was deferred until the second quarter of 2010.

The Company determined the joint venture is a variable interest entity, and, prior to the adoption of recent authoritative guidance, determined the Company was the primary beneficiary which required consolidation of Vercipia for the year ended December 31, 2009. As a result of the adoption of new authoritative guidance on January 1, 2010, as more fully described under Note 1, the Company determined that it was not the primary beneficiary of Vercipia and will not consolidate the entity effective January 1, 2010, pursuant to new authoritative accounting guidance.

In reaching the conclusion to deconsolidate Vercipia, the Company conducted an extensive analysis of Vercipia’s underlying documents in order to determine which party has the power over the activities of Vercipia that most significantly affect the economic performance of Vercipa. The Company determined the most significant activities of Vercipia, at its current stage of development, is developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and concluded the power to direct these activities are shared between the Company and BP through their voting interests and board representation. Accordingly, effective as of January 1, 2010, the Company deconsolidated Vercipia and started accounting for its ownership interest in Vercipia under the equity method of accounting. The Company recorded a one-time reduction to stockholders’ equity of $4.1 million representing the cumulative effect of this change in accounting principle.

The adoption of this guidance further resulted in the following impacts to the Condensed Consolidated Balance Sheet at January 1, 2010: (1) assets decreased by $8.4 million, including $7.2 million in cash and cash equivalents; (2) liabilities decreased by $1.9 million; and (3) stockholders’ equity increased by approximately $6.5 million.

The three months ended March 31, 2009 net income attributed to Verenium of $3.3 million includes $0.2 million of research and development and $0.6 million of selling, general and administrative expenses related to Vercipia, of which $0.4 million, representing BP’s 50% share of losses in Vercipia, is included in “Loss attributed to noncontrolling interests in consolidated entities”.

Under the equity method of accounting, the Company is required to suspend losses if the Company’s share of Vercipia’s net loss exceeds the amount of the Company’s investment in Vercipia. As such, the Company’s condensed consolidated financial statements for the quarter ended March 31, 2010 do not include the Company’s share of Vercipia’s operating results.

4. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a FIFO basis. Inventory consists of the following (in thousands) as of:

	March 31, 2010	December 31, 2009
Raw materials	$587	$438
Work in progress	225	319
Finished goods	3,034	2,096

	3,846	2,853
Reserve	(225)	(200)

Net inventory	$3,621	$2,653

The Company reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf life of raw materials, demand for its enzyme products and historical write-offs.

Property, plant and equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method.

Property, plant and equipment consist of the following (in thousands) as of:

	March 31, 2010	December 31, 2009
Laboratory, machinery and equipment	$43,686	$44,029
Computer equipment	9,567	9,451
Furniture and fixtures	5,628	5,607
Leasehold improvements	5,672	5,672
Land	1,560	1,560
Pilot facility	18,725	18,725
Demonstration facility	96,814	95,521

Property, plant and equipment, gross	181,652	180,565
Less: Accumulated depreciation and amortization	(75,664)	(72,166)

Property, plant and equipment, net	$105,988	$108,399

Included in the costs of its demonstration facility as of March 31, 2010 and December 31, 2009 is $7.8 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility. The demonstration plant was placed in service in February 2009, and the Company therefore ceased capitalizing interest on that date.

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

Depreciation related to the pilot and demonstration facilities begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and the demonstration facility was placed in service in February 2009. Subsequent modifications to the pilot and demonstration facilities which do not extend its useful life but meet the criteria for capitalization are considered immediately placed in service when incurred, and depreciated over the remainder of the facility’s useful life. During the three months ended March 31, 2010, the demonstration facility is being depreciated using an estimated 10-year life. The Company is in the process of performing an evaluation to determine the final useful lives for the demonstration-scale facility and each of its components.

Accrued expenses

Accrued expenses consist of the following (in thousands) as of:

	March 31, 2010	December 31, 2009
Employee compensation	$3,459	$2,850
Professional and outside services	2,987	2,520
Accrued taxes	2,337	2,474
Accrued interest on convertible notes	2,878	1,671
Royalties	1,355	1,499
Restructuring reserve, current portion	996	992
Other	127	266

	$14,139	$12,272

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

Management assesses performance and allocates resources based on discrete financial information for the biofuels and specialty enzymes business segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross margin, total operating expenses and capital expenditures. Operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments including non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, management evaluates segment performance based upon capital expenditures and other assets that are specifically identified to the business segment and excludes certain corporate assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segment operated on a stand-alone basis.

The results of operations for the three months ended March 31, 2009 include consolidated results for our 50% joint ventures with BP, Galaxy and Vercipia. As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is no longer consolidated and therefore not included in the results of operations for the three months ended March 31, 2010.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenues	$—	$11,562	$—	$11,562	$—	$10,569	$—	$10,569
Collaborative and grant revenues	717	752	—	1,469	2,334	1,488	—	3,822

Total revenues	717	12,314	—	13,031	2,334	12,057	—	14,391

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product gross profit	—	5,046	—	5,046	—	4,814	—	4,814

Operating expenses (excluding cost of goods sold) (1)	16,730	4,072	3,895	24,697	17,880	4,734	4,373	26,987

Total operating income (loss)	(16,013)	1,726	(3,895)	(18,182)	(15,546)	1,568	(4,373)	(18,351)
Loss attributed to noncontrolling interests in consolidated entities (1)	7,500	—	—	7,500	7,870	—	—	7,870
Operating income (loss) attributed to Verenium	$(8,513)	$1,726	$(3,895)	$(10,682)	$(7,676)	$1,568	$(4,373)	$(10,481)

Capital expenditures	$1,098	$—	$—	$1,098	$1,543	$251	$—	$1,794

Identifiable assets by operating segment are set forth below (in thousands):

	As of March 31, 2010
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant & equipment, net	$101,783	$2,004	$2,201	$105,988
Cash and other assets	295	11,786	31,357	43,438

Total identifiable assets	$102,078	$13,790	$33,558	$149,426

	As of December 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$102,810	$2,430	$3,159	$108,399
Cash and other assets (2)	8,190	10,109	41,224	59,523

Total identifiable assets	$111,000	$12,539	$44,383	$167,922

(1)	The three months ended March 31, 2009 Biofuels operating loss attributed to Verenium of $7.7 million includes $0.8 million of operating expenses related to Vercipia, of which $0.4 million, representing BP’s 50% share of losses in Vercipia, is included in “Loss attributed to noncontrolling interests in consolidated entities”. As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is no longer consolidated and therefore not included in the results of operations for the three months ended March 31, 2010.

(2)	As of December 31, 2009, Biofuels cash and other assets includes $7.2 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 61% and 53% of total revenue for the three months ended March 31, 2010 and 2009. Accounts receivable from this one customer comprised approximately 66% of accounts receivable at March 31, 2010 and 58% at December 31, 2009.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
North America	$4,951	$6,626
South America	1,736	2,010
Europe	6,185	5,424
Asia	159	331

	$13,031	$14,391

For the three months ended March 31, 2010 and 2009, 69% and 73% of the Company’s product revenue has come from one focus area, animal nutrition and health.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of assets held at Fermic reported on the Company’s Condensed Consolidated Balance Sheet totals approximately $2.0 million at March 31, 2010 and $2.4 million at December 31, 2009.

6. Share-based Compensation

The Company recognized share-based compensation expense of $0.5 million and $2.5 million during the three months ended March 31, 2010 and 2009. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$42	$1,476
Selling, general and administrative	426	1,071

	$468	$2,547

As of March 31, 2010, there was $2.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the equity incentive plans, including the impact of options and restricted shares assumed in the Company’s merger with Celunol Corp. in 2007. This expense is expected to be recognized over a weighted-average period of 2.1 years as follows (in thousands):

Fiscal Year 2010 (April 1, 2010 to December 31, 2010)	$827
Fiscal Year 2011	319
Fiscal Year 2012	524
Fiscal Year 2013	440

$2,110

7. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to authoritative guidance requiring accrual of all exit-related costs, the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through March 31, 2010 (in thousands):

Balance at January 1, 2006	$—
Accrued and expensed through December 31, 2009	11,023
Charged against accrual through December 31, 2009	(8,893)
Adjustments and revisions through December 31, 2009	3,558

Balance at January 1, 2010	5,688
Charged against accrual	(227)
Adjustments and revisions	134

Balance at March 31, 2010	$5,595

Restructuring reserve liability:
Current portion	$996
Long-term portion	4,599

$5,595

The facility consolidation costs are based on estimates representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016.

Pursuant to authoritative accounting guidance, the Company is required to reassess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments. For the three months ended March 31, 2010 and 2009, the restructuring reserve was adjusted by $134,000 and $90,000 representing the net present value adjustment for the quarter, for a total gross obligation of $7.7 million and $8.7 million, net of sublease income, as of March 31, 2010 and 2009.

The net present value adjustments to the restructuring reserve are classified within selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

8. Commitments

Letter of Credit

Pursuant to its facilities leases for office and laboratory space in San Diego, the Company is required to maintain a letter of credit on behalf of its landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on a minimum level of working capital and market capitalization.

As of March 31, 2010, the Company had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing approximately 24 months’ current rent, pursuant to the lease agreement. The letter of credit is issued under the Company’s existing bank agreement. The Company is required by the bank to secure this obligation with cash, which is reflected as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord.

Effective April 2010, the letter of credit was increased by approximately $0.3 million, representing the contractual rent increase for the subsequent 24- month period.

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

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder at such time of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) or, following the amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse-split adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) and asserting that CVI is entitled to additional shares based on its asserted conversion price, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended. An initial pre-trial conference was held on August 11, 2009 and the case is presently in the discovery phase.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes, the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes and the public offering of common stock and warrants, CVI filed a Motion to Amend First Amended Complaint (the “Motion”). CVI’s amended pleading alleges that the Company further breached the Note by both amending the terms of the 2008 Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that as a result of these transactions the conversion rate should have adjusted to $4.27 per share rather than $17.89 per share. On February 25, 2010, the Court granted CVI’s Motion and CVI filed its Second Amended Complaint. Pursuant to a stipulation between the parties that was approved by the Court, the Company filed an Answer to the Second Amended Complaint and a Motion to Dismiss on March 15, 2010. The Motion to Dismiss is currently pending.

Between February 27, 2009 and January 19, 2010, CVI converted all of its 2008 Notes, approximately $14.5 million in face value, and the Company has issued approximately 1.3 million shares on a reverse-split adjusted basis, to settle these conversions and related “make-whole” obligations. Assuming the conversion prices asserted by CVI of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, 0.8 million additional shares would be issuable in connection with CVI’s conversions. The Company does not believe that this lawsuit will have a material impact on its financial statements. The Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

Royalty Dispute

On August 31, 2009, the Company initiated an arbitration proceeding against Asahi Glass Co., Ltd. (“Asahi”) in the ICC International Court of Arbitration. The arbitration related to a license agreement with Asahi (the “Asahi License”) whereby the Company obtained the right to use Asahi technology in connection with the manufacture of a product sold by the Company. In the arbitration, the Company sought determinations that historical royalty payments made to Asahi were properly calculated and paid, reflecting all amounts properly subject to royalty obligations, and that Asahi had wrongfully interfered with advantageous business relations of the Company, and further sought reimbursement of its damages, costs and expenses. In response to the Company’s Request for Arbitration, Asahi claimed entitlement to additional royalties, breach of contract, patent infringement, misappropriation of trade secrets, breach of a covenant of good faith and fair dealing, and, if the Company is not found to have breached any of its obligations, seeks to set aside the contract. On April 9, 2010, the parties agreed to settle their respective claims and to amend the Asahi License. The settlement agreement and the amended Asahi license are not expected to have a material impact on the Company’s financial position or results of operations.

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

10. Impact of Recently Issued Accounting Standards

Joint Venture Accounting

In June 2009, the Financial Accounting Standards Board (“FASB’) issued authoritative guidance which changes the approach to determine the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard became effective for the Company beginning on January 1, 2010 and resulted in the continued consolidation of the Galaxy joint venture and the deconsolidation of the Vercipia joint venture, as more fully described in Note 1.

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

Fair Value Measurements and Disclosures

The FASB issued new guidance requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities. The adoption did not have a material impact on our financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.

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

•

our expectation that production from the commercial-scale cellulosic ethanol facility that Highlands Ethanol, LLC (dba Vercipia Biofuels) (“Vercipia”) is developing in Highlands, Florida could begin as early as 2012 and that we could break ground for that facility as early as 2010, and that the estimated construction cost for that facility will be approximately $300 million;

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

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, including our strategic partnership with BP, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, the timing of conversion of the 2008 Notes and 2009 Notes, if any, our ability to make any required cash “make-whole” payments due upon conversion of our 2008 Notes and 2009 Notes and other risks associated with the 2008 Notes and 2009 Notes as set forth in the section of this report entitled “Risk Factors,” and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Overview

We operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation and jointly-owned subsidiaries with BP, Galaxy Biofuels LLC (“Galaxy”) and Vercipia, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We currently believe the most significant commercial opportunity for our biofuels business segment will be derived from the large-scale commercial production of cellulosic ethanol derived from multiple non-food biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

Our biofuels and specialty enzymes businesses are both supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 18 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are (i) integrated solutions for the production of advanced biofuels, such as cellulosic ethanol, and (ii) specialty enzymes for alternative fuels, specialty industrial processes, and animal nutrition and health. We have current collaborations and agreements with market leaders such as BP and Bunge Oils and with the U.S. Department of Energy, each of which complement our internal technology and product development efforts.

We have a substantial intellectual property estate comprising more than 260 issued patents and more than 380 pending patents as of March 31, 2010. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection on key intellectual property assets.

Excluding our non-cash gains in the first quarter of 2009 attributed to our 2008 Notes, we have incurred net losses since our inception. For the three months ended March 31, 2010, we had a net loss of $12.0 million, and as of March 31, 2010, we had an accumulated deficit of approximately $637.9 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of any combination of one or more of the following:

•

anticipated additional investments to implement our biofuels commercialization strategy, including capital expenditures related to optimization of our demonstration facility, and capital or operating costs we may incur for land acquisition, feedstock development, and design and engineering for our first commercial plants through our joint ventures with BP;

•	maintaining or increasing our sales and marketing infrastructure to support our specialty enzyme business;

•	our continued investment in manufacturing facilities necessary to meet anticipated demand for our products or improve manufacturing yields; and

•	continued research and development expenses for our biofuels commercialization strategy as well as the progression of internal product candidates in our specialty enzymes business.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

As more fully described in the Risk Factors beginning on page 46, Liquidity and Capital Resources beginning on page 37 and Note 1 of the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the uncertainty in our ability to continue as a going concern. We will continue to focus our efforts on raising or generating additional cash through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling or financing assets, incremental product sales and, if necessary and available, the additional sale of equity or debt securities. If we are unable to raise additional capital from any of these sources, we will need to defer, reduce or eliminate certain planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Events

Extension of BP Collaboration

On April 1, 2010, we announced the third extension to August 1, 2010 of the initial 18-month joint development program, or JDA, established in August 2008 with our partner BP, which was initially scheduled to expire on April 1, 2010. We will receive an additional $2.5 million from BP each month to co-fund various scientific and technical initiatives through July 2010. The Company and BP also entered into a related agreement regarding funding by BP, through a loan to Galaxy, of costs for certain work beyond the scope of the JDA to be agreed upon by both parties which will be conducted by the Company at its demonstration-scale facility in Jennings, Louisiana.

U.S. Department of Energy (DOE) Grant

In April 2010, we were awarded, and collected, an additional $4.9 million from the DOE to fund ongoing activities at our demonstration-scale facility in Jennings, Louisiana. This cooperative agreement is an extension of the grant previously awarded to us in July 2008 under a DOE program supporting the development of demonstration-scale cellulosic ethanol biorefinery plants.

Results of Operations

Three Months Ended March 31, 2010 and 2009

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

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the three months ended March 31, 2010 and 2009, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments including non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

The results of operations for the three months ended March 31, 2009 include consolidated results including our 50% joint ventures with BP, Galaxy and Vercipia. As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is not consolidated and therefore not included in the results of operations for the three months ended March 31, 2010.

Selected operating results for the three months ended March 31, 2010 and 2009, and identifiable assets as of March 31, 2010 and December 31, 2009 for each of our business segments is set forth below (in thousands):

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenues	$—	$11,562	$—	$11,562	$—	$10,569	$—	$10,569
Collaborative and grant revenues	717	752	—	1,469	2,334	1,488	—	3,822

Total revenues	717	12,314	—	13,031	2,334	12,057	—	14,391

Product gross profit	—	5,046	—	5,046	—	4,814	—	4,814

Operating expenses (excluding cost of goods sold) (1)	16,730	4,072	3,895	24,697	17,880	4,734	4,373	26,987

Total operating (loss) income	(16,013)	1,726	(3,895)	(18,182)	(15,546)	1,568	(4,373)	(18,351)
Loss attributed to noncontrolling interests in consolidated entities (1)	7,500	—	—	7,500	7,870	—	—	7,870
Operating (loss) income attributed to Verenium	$(8,513)	$1,726	$(3,895)	$(10,682)	$(7,676)	$1,568	$(4,373)	$(10,481)

Capital expenditures	$1,098	$—	$—	$1,098	$1,543	$251	$—	$1,794

Identifiable assets by operating segment are set forth below (in thousands):

	As of March 31, 2010
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant & equipment, net	$101,783	$2,004	$2,201	$105,988
Cash and other assets	295	11,786	31,357	43,438

Total identifiable assets	$102,078	$13,790	$33,558	$149,426

	As of December 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$102,810	$2,430	$3,159	$108,399
Cash and other assets (1)	8,190	10,109	41,224	59,523

Total identifiable assets	$111,000	$12,539	$44,383	$167,922

(1)	The three months ended March 31, 2009 Biofuels operating loss attributed to Verenium of $7.7 million includes $0.8 million of operating expenses related to Vercipia, of which $0.4 million, representing BP’s 50% share of losses in Vercipia, is included in “Loss attributed to noncontrolling interests in consolidated entities”. As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is no longer consolidated and therefore not included in the results of operations for the three months ended March 31, 2010.

(2)	As of December 31, 2009, Biofuels cash and other assets includes $7.2 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

Consolidated Results of Operations

Revenues

Revenues for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2010	2009
Revenues:
Phyzyme phytase	$7,954	$7,597	5%
All other products	3,608	2,972	21%

Total product	11,562	10,569	9%
Grant	738	2,558	(71)%
Collaborative	731	1,264	(42)%

Total Revenues	$13,031	$14,391	(9)%

Revenues decreased 9%, or $1.4 million, to $13.0 million for the three months ended March 31, 2010 compared to March 31, 2009. For the three months March 31, 2010, our revenue mix continued to shift to a larger percentage of product revenue, consistent with our strategy to grow product sales and increase spending on biofuels projects, and de-emphasize collaborations that are not core to our strategic market focus. Product revenue represented 89% of total revenues for the three months ended March 31, 2010, as compared to 73% for the three months ended March 31, 2009.

Product revenues increased $1.0 million, or 9%, for the three months ended March 31, 2010, as compared to the same period in 2009. This increase was due to an increase in the royalty we receive from Danisco for Phyzyme net profits, as well as an increase in revenues from our newer enzymes, including Veretase and Xylathin, which continued to gain acceptance in the grain ethanol markets. In addition, our Purifine enzyme for the soybean oil processing market achieved moderate revenue growth over 2009, resulting from Purifine deployment by Molinos in Argentina under the supply agreement we announced this past March. Our Fuelzyme enzyme also returned to revenue levels from the first quarter of 2009, indicating both a recovery in the corn ethanol market as well as continued demand for this product.

Net revenues from Phyzyme in the first quarter of 2010 increased $0.4 million, or 5%, compared to the same period in 2009, and represented approximately 69% of total product revenues for the three months ended March 31, 2010 and 72% for the comparable period in 2009. Although we expect that Phyzyme will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme will remain flat or gradually decrease in future periods. This is largely due to our method of revenue recognition for Phyzyme product sales. We manufacture most of our enzyme products through a manufacturing facility in Mexico City owned by Fermic S.A., or Fermic. We also have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. We recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the royalty received from Danisco, as compared to the full value of the manufacturing costs plus the royalty on operating profit we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme, it does have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases. We expect over time a greater proportion of our Phyzyme manufacturing will transition to Genencor resulting in lower reported Phyzyme product revenue, however, we believe this will make available existing capacity to accommodate expected growth for our other higher margin enzyme products.

Despite recent indications of recovery from the worldwide recession, we cannot be certain that demand for our enzyme products and resulting sales will continue to meet expectations. In particular:

•

During 2009, we and our partner Danisco, saw a softening in the phytase animal feed market attributed to a recessionary decline in consumer consumption of protein and financial distress in the poultry industry, which negatively impacted demand for feed and thus our enzyme, particularly during the first half of 2009. Nevertheless, Phyzyme sales have recovered since late 2009, as demand for poultry has begun to recover with improved economic conditions.

•

Demand for Fuelzyme was significantly impacted by challenges in the corn ethanol industry during 2009, which experienced distress due to high corn prices and low ethanol prices. During the first half of 2009, there were several well-publicized bankruptcies, including two of the largest producers of corn ethanol in the U.S. Operating rates in the industry were significantly reduced, which negatively impacted demand for enzymes in the first half of 2009. Recently, we have seen ethanol plant operating rates return to pre-2009 levels, and some idle capacity has been brought back on line, signaling a recovery in the corn ethanol industry.

•

A primary market for Purifine, used for soybean oil processing, is Latin America, which had suffered drought, political upheaval over taxes on agricultural exports, and overall challenging market conditions over the last two years. As a result, adoption of Purifine in the region was delayed, thus Purifine revenue was below expectations for 2009. Recently, however, Purifine has gained strong commercial traction, which we expect to continue through 2010. In addition to continued demand from Bunge, our primary customer for Purifine, we recently signed a long-term contract with Molinos, operator of the world’s largest soybean processing plant in Argentina, to implement the commercial-scale oil degumming process using Purifine.

Grant revenue decreased $1.8 million, to $0.7 million for the three months ended March 31, 2010, compared to 2009. The decrease in grant revenue was attributable to the completion of various grants in late 2009 and no longer recognizing revenue for Vercipia related grants as a result of the deconsolidation of our Vercipia joint venture, effective January 1, 2010, in accordance with new authoritative guidance. On April 22, 2010, we announced an additional $4.9 million grant from the Department of Energy to fund ongoing activities are our demonstration-scale facility. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of March 31, 2010, we have committed funding from various governmental agencies totaling $7.9 million through 2012, but expect grant revenue for 2010 to be lower than 2009.

Collaborative revenue decreased $0.5 million, to $0.7 million, for the three months ended March 31, 2010. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products and biofuels projects. We anticipate that collaborative revenue will continue to represent a small component of our revenue in 2010, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to wind-down of projects with existing strategic collaborators.

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

Product Gross Profit & Margin

Product gross profit and margin for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2010	2009
Product revenue	$11,562	$10,569	9%
Cost of product revenue	6,516	5,755	13%

Product gross profit	$5,046	$4,814	5%
Product gross margin	44%	46%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased $0.8 million, or 13%, to $6.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in cost of product revenue from the comparable period in the prior year is primarily due to the buildup of inventory during the three months ended March 31, 2009 resulting in a higher proportion of production costs being capitalized in inventory as of March 31, 2009 and as a result higher margins compared to the same period in 2010.

Product gross margin totaled $5.0 million, or 44% of product revenue, for the three months ended March 31, 2010, compared to $4.8 million, or 46% of product revenue, for the three months ended March 31, 2009. Gross margin percentage decrease primarily due to higher capacity utilization in the first quarter of 2009 to build up inventory levels.

Because a large percentage of our manufacturing costs are fixed, our gross margin may be negatively impacted in the future if our product revenues decrease or if they do not grow in line with our increase in minimum capacity requirements at Fermic. Our gross margins are also dependent upon the mix of product sales as the cost of product revenue varies from product to product.

In addition, because Phyzyme represents a significant percentage of our product revenue, our product gross margin is impacted to a great degree by the gross margin achieved on sales of Phyzyme. Under our manufacturing and sales agreement with Danisco, we sell our Phyzyme inventory to Danisco at our cost and then, under a license agreement, receive a royalty equal to 50% of Danisco’s profit from the sale of the product, as defined, when the product is sold to Danisco’s customer. As a result, our total cost of product revenue for Phyzyme is incurred as we ship product to Danisco, and the royalty on operating profit is recognized in the period in which the product is sold to Danisco’s customer as reported to us by Danisco. We may record our quarterly royalty on operating profit based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty on operating profit from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross margin from quarter-to-quarter.

In addition, our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months’ advance notice, to assume manufacturing rights for Phyzyme. If Danisco decides to exercise this right, we may experience excess capacity at Fermic. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme manufacturing rights, this may have a negative impact on our revenues and our product gross margin.

Operating Expenses

Research and development and selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2010	2009
Research and development	$16,999	$17,815	(5)%
Selling, general and administrative expenses	7,698	9,172	(16)%

	$24,697	$26,987	(8)%

Operating expenses for the three months ended March 31, 2010 decreased $2.3 million, or 8%, to $24.7 million (including share-based compensation of $0.5 million) compared to $27.0 million (including share-based compensation of $2.5 million) for the three months ended March 31, 2009. Excluding the impact of share-based compensation, total operating expenses decreased $0.3 million for the three months ended March 31, 2010 as compared to the same period in 2009 due to $0.8 million decrease in Vercipia operating expenses as a result of the deconsolidation of Vercipia upon adoption of new authoritative guidance on January 1, 2010. This decrease was partially offset by increases in expenses primarily related to our demonstration-scale facility optimization efforts.

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

For the three months ended March 31, 2010, we estimate that approximately 30% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 70% were spent on research activities funded in whole or in part by our partners. For the three months ended March 31, 2009, we estimate that approximately 37% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 63% were spent on research activities funded by our collaborations and grants. The increase in percentage of time spent on funded product and technology development from the prior year is primarily attributed to our focus on cellulosic ethanol process development, which is partially funded by federal grants and BP through our Galaxy and Vercipia joint ventures.

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

Our research and development expenses decreased $0.8 million, to $17.0 million (including share-based compensation of $42,000) for the three months ended March 31, 2010 compared to $17.8 million (including share-based compensation of $1.5 million) for the three months ended March 31, 2009. Excluding the impact of share-based compensation, total research and development expenses increased $0.7 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to increases in expenses related to our demonstration-scale facility optimization efforts.

Our research and development expenses by operating segment for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
Biofuels	$15,803	$15,679	1%
Specialty Enzymes	1,196	2,136	(44)%

	$16,999	$17,815	(5)%

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

Our biofuels research and development expenses increased $0.1 million, to $15.8 million (including share-based compensation of $40,000) for the three months ended March 31, 2010 compared to $15.7 million (including share-based compensation of $1.0 million) for the three months ended March 31, 2009. Excluding the impact of share-based compensation, biofuels research and development increased $1.1 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to the acceleration of our biofuels technology development efforts during 2010, particularly related to our demonstration-scale facility optimization at our site in Jennings, Louisiana, which BP has substantially funded through our Galaxy joint venture. As described in more detail below, our gross research and development costs related to Galaxy are included in “Research and development” on our Condensed Consolidated Statements of Operations, with BP’s cost reimbursement to us included in “Loss attributed to noncontrolling interests in consolidated entities.”

We consider our current cellulosic ethanol technology under development to be our “Generation 1” or “Gen 1” technology. To date, we have demonstrated that our Gen 1 technology can produce cellulosic ethanol at a small scale in the laboratory, pilot plant, and demonstration-scale facility, but at yields and cost that are not yet commercially viable. We will require continued and substantial investment to further develop our Gen 1 technology, and continue to believe that Gen 1 will produce a viable technology that could be deployed on a commercial scale as early as 2012. We anticipate that we could break ground on our first commercial plant through our Vercipia joint venture as early as 2010.

Specialty Enzymes Research and Development

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements, funded support for research collaborations and to a lesser extent, early stage product development.

Due to limited capital resources and challenging economic conditions, we have not spent significant resources on early stage specialty enzyme product development for the past three years.

Our specialty enzyme research and development expenses decreased $0.9 million, to $1.2 million (including share-based compensation of $2,000) for the three months ended March 31, 2010 compared to $2.1 million (including share-based compensation of $0.5 million) for the three months ended March 31, 2009. Excluding the impact of share-based compensation, biofuels research and development decreased $0.4 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to our shift in focus to biofuels process development, and to a lesser extent the de-emphasis of early stage product development for our specialty enzyme business segment and collaboration and grant work not core to our current focus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2010	2009
Selling, general and administrative expenses	$7,698	$9,172	(16)%

Selling, general and administrative expenses decreased $1.5 million, or 16%, to $7.7 million (including share-based compensation of $0.4 million) for the three months ended March 31, 2010 compared to $9.2 million (including share-based compensation of $1.1 million) for the prior three months ended March 31, 2009. Excluding the impact of share-based compensation, selling, general and administrative expenses decreased $0.8 million for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease during the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to a $0.6 million decrease in Vercipia operating expenses as a result of the deconsolidation of Vercipia upon adoption of new authoritative guidance on January 1, 2010.

Share-Based Compensation Charges

We recognized $0.5 million, or $0.04 per share, and $2.5 million, or $0.43 per share, for the three months ended March 31, 2010 and 2009. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$42	$1,476
Selling, general and administrative	426	1,071

	$468	$2,547

Share-based compensation decreased $2.1 million for the three months ended March 31, 2010 as compared to the same period in 2009, primarily related to the suspension of our employee stock purchase plan during the first quarter of 2009, longer vesting periods due to our option exchange during 2009 and an overall decrease in equity awards granted since our merger with Celunol Corp. in 2007.

Interest and other expense, net

Interest income on cash and cash equivalents decreased $31,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to lower average cash and cash equivalents balances.

Interest expense was $2.1 million for the three months ended March 31, 2010 compared to $3.2 million for the three months ended March 31, 2009, net of $1.0 million in capitalized interest for the demonstration-scale facility. Our demonstration-scale facility was placed in service in February 2009, and as such, we ceased capitalizing interest on that date. The decrease in interest expense from the comparable periods in 2009 was primarily attributed to the decrease in the outstanding principal amount of the 2008 Notes from conversions and exchange of our 2007 Notes for 2009 Notes in September 2009. Total interest expense for the three months ended March 31, 2010 and 2009 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
5.5% coupon interest, payable in cash	$949	$1,354
Non-cash amortization of debt issuance costs	149	247

	Three Months Ended March 31,
	2010	2009
2007 Notes Total	1,098	1,601

8% coupon interest, payable in cash or common stock	258	1,102
Non-cash accretion of debt discount	394	1,285
Non-cash amortization of debt issuance costs	19	109

2008 Notes Total	671	2,496

9% coupon interest, payable in cash or common stock	308	—
Non-cash amortization of debt premium	(102)	—

2009 Notes Total	206	—

Equipment financing	—	12
Other	84	92
Capitalized interest	—	(1,039)

Total interest expense	$2,059	$3,162

Gain on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes’ compound embedded derivative are recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Gain on net change in fair value of derivative assets and liabilities.” We recorded a net gain of $0.1 million for the three months ended March 31, 2010 compared to $13.3 million for the three months ended March 31, 2009 related to the change in fair value of our recorded derivative asset and liabilities.

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

During the three months ended March 31, 2010, we recorded a gain on debt extinguishment of $0.6 million compared to $3.6 million for the three months ended March 31, 2009. The gain is calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three months ended March 31, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the three months ended March 31, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes and “make-whole” payments. The carrying value of the converted 2008 Notes for the three months ended March 31, 2009 was equal to $7.5 million which represented the difference between the principal converted of $10.0 million and the unamortized debt discount and issuance costs. During the three months ended March 31, 2009, we issued a total of 0.7 million shares with a total market value as of the dates of conversion of $3.9 million to settle the converted 2008 Notes and related “make-whole” payments.

Loss Attributed to Noncontrolling Interest in Consolidated Entities

In connection with the initial phase of our strategic partnership with BP, we formed Galaxy and Vercipia as special purpose entities. Effective January 1, 2010, we adopted new authoritative accounting guidance which changes the consolidation treatment applicable to variable interest entities. As a result of the adoption of such guidance in the first quarter 2010, we determined that we were no longer the primary beneficiary of Vercipia and were required to deconsolidate as of January 1, 2010. As a result, Vercipia operations are included in our consolidated results only from inception, February 18, 2009, through December 31, 2009.

We continue to be considered the primary beneficiary of Galaxy and consolidate its financial results. Pursuant to current accounting rules, the transaction fees and joint development fees are accounted for as follows:

•	The license to technology we granted to Galaxy and ongoing joint development work we perform for Galaxy are accounted for as capital contributions to Galaxy;

•	Transaction fees and joint development fees paid by BP are accounted for as capital contributions to Galaxy, which are subsequently distributed to us as a reduction to our capital account; and

•	Ongoing joint development fees are accounted for as a monthly expense of Galaxy.

As a result, our consolidated financial statements include a line item “Noncontrolling interests in consolidated entities.” On our Condensed Consolidated Balance Sheets, this line reflects BP’s ownership of Galaxy’s equity as of March 31, 2010 and includes BP’s ownership in both Galaxy and Vercipia’s equity as of December 31, 2009. This line item is reduced by BP’s 50% share of Galaxy’s losses, and increased by cash contributions made by BP. BP’s share of losses in Galaxy, and Vercipia from inception, February 18, 2009, through December 31, 2009, are reflected in our Condensed Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Galaxy has incurred losses through March 31, 2010, 50% of which have been allocated to BP, and we anticipate this entity will continue to incur losses related to ongoing joint development through at least the initial joint development program and construction processes.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of March 31, 2010, we had an accumulated deficit of approximately $637.9 million. As of March 31, 2010 our strategic partners, including BP, have provided us with more than $375 million in funding since inception, including more than $40 million from various government agencies, and are committed to additional funding of more than $15 million through 2012, subject to our performance under existing agreements, excluding milestone payments, license and commercialization fees, and royalties or profit sharing.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of March 31, 2010, we had available cash and cash equivalents of approximately $15.5 million. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements, and in October 2009 we raised approximately $12.2 million in net cash proceeds from an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock. As of March 31, 2010, we had an accumulated deficit of approximately $637.9 million.

We will require additional capital to fund our operations. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the substantial doubt regarding our ability to continue as a going concern. Our cash at March 31, 2010, along with anticipated cash from grants, revenue, our commitment from BP and other sources is not sufficient to meet cash requirements to fund our operating expenses, capital expenditures, required and potential payments under our 2007 Notes, 2008 Notes and 2009 Notes, and working capital requirements through 2010, without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

We are dependent upon BP’s financial and technical contributions to our joint ventures in order to realize the benefits of the strategic partnership with BP. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement which was scheduled to expire on January 31, 2010 and has been extended through August 1, 2010. If BP were to discontinue its participation, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were required to fund all of the technology development efforts contemplated under this partnership, we would need to raise additional funds to do so, which may be difficult or impossible in the current financing environment. Furthermore, it may be difficult or impossible for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we are unable to find an additional partner or raise additional funds, we may be required to discontinue our biofuels business or dispose of certain assets related to it.

Through our Vercipia joint venture with BP, we will also need to raise sufficient capital to fund the construction of our first commercial cellulosic ethanol plant to be located in Highlands County, Florida. We estimate that the total costs of construction for this first commercial plant will be approximately $300 million, which we anticipate will be funded from a combination of non-recourse debt and equity capital. In February 2009, we and BP filed a joint application for a Department of Energy (“DOE”) loan guarantee program. On June 25, 2009, we announced our application had been selected by the DOE to enter the due diligence phase of its Title XVII Loan Guarantee Program. If awarded, funding from this program could cover a substantial portion of the total cost of construction of the project We expect the remaining portion to be funded by project equity investments from BP and us. This may require us to raise project financing in addition to the cash required to fund our ongoing operations. Pending the timing of project financing, we anticipate that Vercipia could break ground on this facility as early as 2010.

We are focusing efforts on generating additional cash to fund our operations through a combination of additional corporate partnerships and collaborations, federal, state and local grant funding, incremental product sales, selling or financing assets, and, if necessary and available, the sale of equity or debt securities. If we are unsuccessful in raising additional capital from any of these sources, we will need to defer, reduce or eliminate certain planned expenditures or sell certain of our assets to raise cash.

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

Convertible Debt Obligations

The following table summarizes our principal contractual and interest obligations for the 2007 Notes, 2008 Notes and 2009 Notes as of March 31, 2010, assuming such obligations are not converted prior to maturity (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes (1)	$135,478	$3,797	$7,594	$7,594	$116,493
2008 Notes (2)	15,341	1,040	14,301	—	—
2009 Notes (3)	35,295	1,234	2,467	2,467	29,127

Total Principal and Interest Obligations	$186,114	$6,071	$24,362	$10,061	$145,620

(1)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2007 Notes include approximately $66.5 million (including $3.8 million due within one year) in interest through maturity of the 2007 Notes.

(2)	Total obligations under the 2008 Notes include approximately $2.3 million (including $1.0 million due within one year) in interest through maturity of the 2008 Notes. Interest payments on the 2008 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

(3)	The holders of the 2009 Notes have the right to require us to purchase the 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2009 Notes include approximately $21.6 million (including $1.2 million due within one year) in interest through maturity of the 2009 Notes. Interest payments on the 2009 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at the greater of the applicable conversion price in effect, which was $9.60 as of March 31, 2010, or the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Balance Sheet

Our consolidated assets have decreased by $18.5 million, to $149.4 million at March 31, 2010 from $167.9 million at December 31, 2009, attributable primarily to the decrease in cash and cash equivalents of $16.6 million, of which $7.2 million related to the deconsolidation of Vercipia as a result of the adoption of new authoritative accounting guidance effective January 1, 2010.

Our consolidated liabilities have decreased by $1.8 million, to $135.9 million at March 31, 2010 from $137.7 million at December 31, 2009, primarily attributable to a decrease in our carrying value of debt, due to additional conversions of the 2008 Notes during the first quarter, which resulted in the issuance of 0.2 million shares of our common stock as well as the deconsolidation of $1.9 million of Vercipia liabilities.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $15.7 million for the three months ended March 31, 2010. Our cash used in operating activities consisted primarily of cash used to fund our efforts in cellulosic ethanol technology process development and commercialization, which was partially offset by proceeds from BP’s capital contributions to Galaxy which are included in financing activities described below.

Our investing activities used cash of $8.3 million for the three months ended March 31, 2010. Our investing activities included the impact of deconsolidation of Vercipia’s cash and cash equivalents of $7.2 million and purchases of property, plant and equipment primarily for the optimization of our demonstration facility.

Since 2007, we have spent in excess of $100 million (including expenditures by Celunol Corp., with which we merged in June 2007) in capital expenditures for further modifications and improvements to our pilot facility and the construction, start-up, commissioning and optimization of our 1.4 million gallon-per-year demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. In 2009, we achieved a key development milestone when our demonstration-scale facility was commissioned and produced our first gallons of cellulosic ethanol from the plant. Work to optimize the facility and make process improvements has continued throughout 2009 and into early 2010 to ensure reliable and cost-effective operation. We may require additional capital and operating expenditures to complete the optimization of our demonstration-scale facility throughout 2010. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. Since 2007, we have incurred significant costs in excess of our projected expenditures for the improvements to our pilot plant and construction, commissioning and optimization of our demonstration-scale facility.

Our financing activities generated net cash of $7.5 million for the three months ended March 31, 2010, consisting primarily of capital contributions by BP into Galaxy, our consolidated variable interest entity.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2010, excluding the principal and interest payments for our 2009 Notes, 2008 Notes and 2007 Notes shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating leases gross	$39,571	$6,190	$12,995	$12,701	$7,685
Sublease income (1)	(5,249)	(995)	(2,102)	(2,152)	—

Operating leases, net	34,322	5,195	10,893	10,549	7,685
Manufacturing costs to Fermic (2)	35,483	13,664	21,819	—	—
License and research agreements	1,945	295	590	540	520

Total Contractual Obligations	$71,750	$19,154	$33,302	$11,089	$8,205

1	Sublease rental income is expected to be received through February 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of March 31, 2010, under this agreement we have made minimum commitments to Fermic of approximately $35.5 million over the next two and a half years.

During the remainder of 2010, we anticipate funding as much as $2.5 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we may decide to purchase additional capital equipment under this agreement. Since inception through March 31, 2010, we had incurred costs of approximately $20.9 million for property and equipment related to this agreement.

In 2008, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme. Our supply agreement with Danisco for Phyzyme contains provisions which allow Danisco, with six months’ advance notice, to assume the right to manufacture Phyzyme. If Danisco were to exercise this right, we may experience excess capacity at Fermic. If Danisco assumed the right to manufacture Phyzyme and we were unable to absorb or otherwise reduce the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Letter of Credit

Pursuant to our facilities leases for our office and laboratory space in San Diego, we are required to maintain a letter of credit on behalf of our landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on minimum required working capital and market capitalization. As of March 31, 2010, we had a letter of credit in place pursuant to this agreement for approximately $10.4 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing bank agreement. We are required by the bank to secure this obligation with cash, which is reflected as restricted cash on our consolidated balance sheet as of March 31, 2010 and December 31, 2009.

Effective April 2010, the letter of credit was increased by approximately $0.3 million, representing the contractual rent increase for the subsequent 24-month period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of March 31, 2010.

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

Share-based compensation related to stock options includes the amortization of the fair value of options at the date of grant determined using the Black-Scholes Merton (“BSM”) valuation model. We amortize the fair value of options to expense over the vesting periods of the underlying options.

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

Convertible Debt and Derivative Accounting

We adopted new guidance as issued on January 1, 2009 which significantly impacted the accounting for our 2008 Notes by requiring us to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt.

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

We have determined that both Galaxy and Vercipia qualify as variable interest entities. Effective January 1, 2010, we adopted new authoritative accounting guidance which changes the consolidation guidance applicable to variable interest entities. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. As a result of the adoption in the first quarter 2010, we determined we were no longer the primary beneficiary of Vercipia and were required to deconsolidate as of January 1, 2010. We concluded we are still the primary beneficiary of Galaxy and therefore subject to consolidation by us. As a result, BP’s capital contributions are recorded as noncontrolling interests in consolidated entities on our Condensed Consolidated Balance Sheets. We consolidate the operating results of Galaxy, and record an adjustment to the noncontrolling interests in consolidated entities for BP’s share of profits and/or losses.

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

We adopted the updated authoritative guidance on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of March 31, 2010 we have not yet completed our analysis of our deferred tax assets for net operating losses and research and development credits. As such, we have removed these amounts and the offsetting valuation allowance from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at March 31, 2010 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of March 31, 2010, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

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

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International (“CVI”), a holder at such time of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) or, following the amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse-split adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) and asserting that CVI is entitled to additional shares based on its asserted conversion price, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse-split adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended. An initial pre-trial conference was held on August 11, 2009 and the case is presently in the discovery phase.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes, the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes and the public offering of common stock and warrants, CVI filed a Motion to Amend First Amended Complaint (the “Motion”). CVI’s amended pleading alleges that the Company further breached the Note by both amending the terms of the 2008 Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that as a result of these transactions the conversion rate should have adjusted to $4.27 per share rather than $17.89 per share. On February 25, 2010, the Court granted CVI’s Motion and CVI filed its Second Amended Complaint. Pursuant to a stipulation between the parties that was approved by the Court, the Company filed an Answer to the Second Amended Complaint and a Motion to Dismiss on March 15, 2010. The Motion to Dismiss is currently pending.

Between February 27, 2009 and January 19, 2010, CVI converted all of its 2008 Notes, approximately $14.5 million in face value, and the Company has issued approximately 1.3 million shares on a reverse-split adjusted basis, to settle these conversions and related “make-whole” obligations. Assuming the conversion prices asserted by CVI of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, 0.8 million additional shares would be issuable in connection with CVI’s conversions. The Company does not believe that this lawsuit will have a material impact on its financial statements. The Company believes any contingent liabilities related to these claims are not probable or estimable and therefore no amounts have been accrued for these matters.

Royalty Dispute

On August 31, 2009, the Company initiated an arbitration proceeding against Asahi Glass Co., Ltd. (“Asahi”) in the ICC International Court of Arbitration. The arbitration related to a license agreement with Asahi (the “Asahi License”) whereby the Company obtained the right to use Asahi technology in connection with the manufacture of a product sold by the Company. In the arbitration, the Company sought determinations that historical royalty payments made to Asahi were properly calculated and paid, reflecting all amounts properly subject to royalty obligations, and that Asahi had wrongfully interfered with advantageous business relations of the Company, and further sought reimbursement of its damages, costs and expenses. In response to the Company’s Request for Arbitration, Asahi claimed entitlement to additional royalties, breach of contract, patent infringement, misappropriation of trade secrets, breach of a covenant of good faith and fair dealing, and, if the Company is not found to have breached any of its obligations, seeks to set aside the contract. On April 9, 2010, the parties agreed to settle their respective claims and to amend the Asahi License. The settlement agreement and the amended Asahi license are not expected to have a material impact on the Company’s financial position or results of operations.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2009.

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

We will seek additional funds through a combination of existing and additional corporate partnerships and collaborations, federal, state and local grant funding and loan guarantees, product sales, selling or financing assets, and the sale of equity or debt securities. In addition, we expect to attempt to raise funds in the non-recourse, project-finance capital markets to finance growth of our project portfolio. Such funds may not be available to us or may be available on terms not satisfactory to us. We currently have applications pending for federal, state and local financial incentives such as grants; however, such funds may not be available to us in adequate amounts, if at all. An inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

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

As of March 31, 2010, we had a net loss for the three months ended of $12.0 million an accumulated deficit of approximately $637.9 million. We expect to continue to incur additional losses for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2010 will result from the same sources, as well as from grant revenue. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, including that with BP, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements, and we have been de-emphasizing collaborations that are not core to our strategic market focus. Over the past two years, our product revenue in absolute dollars and as a percentage of total revenues has increased significantly, and our grant revenue in absolute dollars and as a percentage of total revenues increased significantly during 2009. Our product and grant revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume. Additionally, as our business model develops, our general and administrative expenses might increase based on broadening our infrastructure to support continued growth in the business. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital, this raises substantial doubt about our ability to continue as a going concern. As of March 31, 2010, we have an accumulated deficit of approximately $637.9 million.

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

Revenue from our collaborations has decreased both as a proportion of our total revenue and in absolute dollars in recent years. Since we do not currently possess the resources necessary to independently fund the development and commercialization of cellulosic ethanol, or all of the potential specialty enzyme products that may result from our technologies, we expect to continue to pursue, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products and technologies that are core to our current market focus, such as our collaboration with BP. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products and technologies. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. For example, we have recently entered into negotiations with our strategic partner, BP, and have not yet come to acceptable terms on the second phase of our collaboration, which has required multiple extensions of the negotiating period. Our expectations concerning our biofuels business are dependent upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

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

We have a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol technology. The first phase of our partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. The second phase of our partnership is focused on the commercial deployment of our technologies into a commercial-scale cellulosic ethanol production facility. We are dependent upon BP’s financial and technical contributions under both of these joint ventures in order to realize the benefits of the strategic partnership with BP and continue to operate our biofuels business, as it is currently composed. If BP were not to engage actively in efforts to perform under our joint ventures or were to pursue alternative efforts in cellulosic ethanol, the joint ventures may not be successful and our business could be harmed, including requiring us to shutdown or dispose of our biofuels business. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement that was scheduled to expire on January 31, 2010 and was extended through August 1, 2010. If BP were to discontinue its participation in either of these joint ventures, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners, or shutdown or dispose of our biofuels business. If we were to have to fund all of the technology development efforts, we would need to raise additional funds to do so, which would be difficult in the current financing environment. Furthermore, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we could not find an alternative way to pursue our development and commercialization efforts in cellulosic ethanol, our business would be adversely affected.

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

We are participating in commercial development activities with BP under Highlands Ethanol, LLC (dba Vercipia Biofuels) (“Vercipia”), a joint venture owned equally by BP and us, which will act as the commercial entity for the deployment of cellulosic ethanol technology being developed and proven under our joint development program with BP. This joint venture is intended to progress the development of one of the nation’s first commercial-scale cellulosic ethanol facilities, located in Highlands County, Florida, and to create future opportunities for commercializing cellulosic ethanol technologies. If we do not continue to participate in the development of the Vercipia project by funding our portion of the costs, or if we do participate but are unable to meet our funding obligations with respect to the project, BP may choose to buy out our interest in the joint venture or may dilute our interest in the joint venture. Loss or reduction of our interest in Vercipia could have a material adverse impact on our future revenues and could have a material adverse impact on our business, financial condition and results of operations.

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

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with Verenium, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes. As of March 31, 2010, approximately $69 million of the 2007 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

We may not have adequate funds to pay interest or “make-whole” payments on our 2008 Notes, or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. As of March 31, 2010, approximately $13.0 million of the 2008 Notes remains outstanding. On July 1, 2008, certain terms of all of the outstanding 2008 Notes were modified pursuant to convertible note amendment agreements entered into with certain holders of the 2008 Notes.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions, pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. As of March 31, 2010, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $2.3 million, which we may be required to settle in cash if we are unable to satisfy the conditions for paying “make-whole” amounts with shares or the noteholders do not otherwise waive these conditions. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, and we were at that time unable to satisfy the conditions for paying “make-whole” amounts in shares and the noteholders did not otherwise waive those conditions, our cash resources at that time could be insufficient to make the required “make-whole” payments. Also, one holder of 2008 Notes has asserted that certain “make- whole” payments made to it in shares should have been paid in cash, and has filed a lawsuit against us asserting a conversion price of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, rather than $25.56 (and with the recent amendment of the 2008 Notes and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. We have disputed the assertions made by that noteholder and believe our positions are correct. However, if we were found to have been required to pay such “make-whole” payments in cash, or were found to have otherwise not satisfied our obligations under the 2008 Notes, we could, among other negative consequences, be required to redeem some or all of the 2008 Notes. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events, and any borrowing agreements which we may enter into from time to time may similarly require early repayment of borrowings under circumstances like those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes and 2009 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes or 2009 Notes, as applicable, in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. We may not have sufficient funds to pay any required cash interest or cash “make-whole” payments or repurchase or redemption amounts of the 2008 Notes when due, or any amounts due under other borrowing agreements at the same time such amounts are due under the 2008 Notes or otherwise, and any default under the 2008 Notes or any other borrowing agreements (including the 2007 Notes and 2009 Notes) could cause events of default under our other debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable). Any of these events could cause the maturity of some or all of our debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable) to be accelerated, and could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations.

Conversion of the 2008 Notes, the 2007 Notes and/or the 2009 Notes, exercise of related warrants, anti-dilution adjustments that may occur under the 2008 Notes and/or the related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes, 2009 Notes and/or the 2008 Notes and related warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2008 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $97.92 per share to $76.80 per share, based on a reset provision contained in the 2007 Notes. In February 2009, the conversion price of the 2008 Notes decreased from $49.08 per share to $25.56 per share, based on a reset provision contained in the 2008 Notes, in July 2009 decreased further to $20.88 per share in connection with the amendment of the 2008 Notes, and in October 2009 decreased further to $17.89 per share in connection with our recent equity financing. The initial conversion price of the 2009 Notes is $9.60 per share and is subject to reduction based on a reset provision contained in the 2009 Notes. These resets and other reductions in the applicable conversion prices for the 2007 Notes, 2008 Notes and 2009 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

The 2008 Notes also contain a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations, which could cause further reductions in the $17.89 conversion price for the 2008 Notes should we engage in subsequent issuances that trigger those provisions. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices or future conversion notices at the lower conversion price, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2008 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2008 Notes, including to the extent we obtain waivers from the holders to do so, we will be issuing relatively more shares than if our stock price was at a higher level. For example, in connection with the conversion of $45.9 million in aggregate principal amount of 2008 Notes that occurred between January 1, 2009 and May 7, 2010, we issued approximately 1.9 million shares in partial satisfaction of the related “make-whole” obligations. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2008 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

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

The face value of our total consolidated long-term debt as of March 31, 2010, which includes the 2007 Notes, the 2008 Notes, and the 2009 Notes was approximately $95.7 million, representing approximately 87% of our total capitalization as of such date.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of March 31, 2010, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

We have experienced inventory losses and decreased manufacturing yields related to our manufacturing processes for our enzyme products, which negatively impacted our product gross margins.

We have in the past experienced inventory losses and decreased manufacturing yields related to contamination and manufacturing issues for our enzyme products. While we believe we have adequately resolved our contamination issues and have recovered a substantial portion of such losses from our third-party manufacturer Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our results of operations and financial condition would be adversely affected.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and May 7, 2010, the closing market price of our common stock has ranged from a low of $2.76 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.76 to $81.96. The closing market price of our common stock on March 31, 2010 was $5.06, and the closing price of our common stock on May 7, 2010 was $3.64. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 12% of our outstanding common stock as of March 31, 2010. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 7, 2010, we had 12,277,884 shares of common stock outstanding.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaw - filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company - filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock - filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

10.1	Amendment No. 1 to Joint Development and License Agreement dated as of January 31, 2010, by and among Verenium Biofuels Corporation, BP Biofuels North America LLC and Galaxy Biofuels LLC - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010, and incorporated herein by reference.

10.2	Extension Agreement to Joint Development and License Agreement dated as of February 26, 2010, by and among Verenium Biofuels Corporation, BP Biofuels North America LLC and Galaxy Biofuels LLC - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.

10.3	Extension Agreement to Joint Development and License Agreement dated as of March 31, 2010, by and among Verenium Biofuels Corporation, BP Biofuels North America LLC and Galaxy Biofuels LLC - filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2010, and incorporated herein by reference.

10.4†	Letter Agreement dated as of March 31, 2010, by and among Verenium Biofuels Corporation, BP Biofuels North America LLC and Galaxy Biofuels LLC - filed herewith.

10.5†	Master Promissory Note dated as of March 31, 2010, by Galaxy Biofuels LLC in favor of BP Biofuels North America LLC - filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended - filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: May 10, 2010	/S/ JAMES E. LEVINE
James E. Levine
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)