Form 10-Q
period 2010-06-30
VERENIUM CORP
filed 2010-08-09
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of August 6, 2010 was 12,379,107.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,522	$32,055
Accounts receivable, net of allowance for doubtful accounts of $80 and $284 at June 30, 2010 and December 31, 2009	6,829	7,209
Inventories, net	2,868	2,653
Prepaid expenses and other current assets	3,884	4,657

Total current assets	30,103	46,574
Property, plant and equipment, net	103,448	108,399
Restricted cash	10,709	10,400
Debt issuance costs and other assets	2,003	2,549

Total assets	$146,263	$167,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,485	$10,695
Accrued expenses	11,927	12,272
Deferred revenue	1,598	2,199

Total current liabilities	20,010	25,166
5.5% Convertible Senior Notes (“2007 Notes”), at face value	69,033	69,033
8% Senior Convertible Notes (“2008 Notes”), at carrying value (face value of $13,001 and $15,201 at June 30, 2010 and December 31, 2009)	9,711	10,906
9% Convertible Senior Secured Notes (“2009 Notes”), at carrying value (face value of $13,707 at June 30, 2010 and December 31, 2009)	27,125	25,817
Long term deferred revenue	1,368	—
Restructuring reserve, less current portion	4,478	4,694
Other long term liabilities	4,384	2,104

Total liabilities	136,109	137,720
Stockholders’ deficit:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock—$0.001 par value; 245,000 shares authorized at June 30, 2010 and December 31, 2009, 12,276 and 11,821 shares issued and outstanding at June 30, 2010 and December 31, 2009	12	12
Additional paid-in capital	607,708	604,571
Accumulated deficit	(642,391)	(630,032)

Total Verenium Corporation stockholders’ deficit	(34,671)	(25,449)
Noncontrolling interests in consolidated entities	44,825	55,651

Total stockholders’ equity	10,154	30,202

Total liabilities, noncontrolling interest and stockholders’ equity	$146,263	$167,922

Note: The condensed consolidated balance sheet data at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Product	$13,290	$10,499	$24,852	$21,068
Grant	6,299	4,474	7,037	7,032
Collaborative	460	1,318	1,191	2,582

Total revenue	20,049	16,291	33,080	30,682

Operating expenses:
Cost of product revenue	8,830	7,450	15,346	13,205
Research and development	12,975	16,132	29,974	33,947
Selling, general and administrative	7,491	10,865	15,189	20,037

Total operating expenses	29,296	34,447	60,509	67,189

Loss from operations	(9,247)	(18,156)	(27,429)	(36,507)
Interest and other expense, net	(2,127)	(3,299)	(4,107)	(6,413)
Gain on debt extinguishment	—	2,509	598	6,118
Gain (loss) on net change in fair value of derivative assets and liabilities	(786)	(9,943)	(718)	3,366

Net loss	(12,160)	(28,889)	(31,656)	(33,436)

Less: Loss attributed to noncontrolling interests in consolidated entities	7,675	8,925	15,175	16,795

Net loss attributed to Verenium Corporation	$(4,485)	$(19,964)	$(16,481)	$(16,641)

Net loss per share, basic and diluted	$(0.37)	$(2.65)	$(1.35)	$(2.48)

Shares used in calculating net loss per share, basic and diluted	12,273	7,546	12,165	6,700

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss attributed to Verenium Corporation	$(16,481)	$(16,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,925	6,279
Share-based compensation	779	5,104
Gain on extinguishment of debt	(598)	(6,118)
Loss (gain) on net change in fair value of derivative assets and liabilities	718	(3,366)
Loss attributed to noncontrolling interest in consolidated entities	(15,175)	(16,795)
Accretion of debt discount on convertible notes	611	2,088
Non-cash restructuring charges	233	280
Changes in operating assets and liabilities:
Accounts receivable	(196)	98
Inventory	(215)	(1,602)
Other assets	685	296
Accounts payable and accrued expenses	(1,436)	(264)
Restructuring reserve	(462)	(477)
Deferred revenue	767	217

Net cash used in operating activities	(23,845)	(30,901)

Investing activities:
Purchases of property, plant and equipment, net	(1,983)	(1,843)
Reduction of cash due to deconsolidation of Vercipia Biofuels upon adoption of new accounting standard	(7,211)	—
Restricted cash	(309)	(360)

Net cash used in investing activities	(9,503)	(2,203)

Financing activities:
“Make-whole” payments on conversion of 2008 Notes	—	(140)
Principal payments on debt obligations	(18)	(776)
Proceeds from sale of common stock	6	378
Distributions and proceeds from Galaxy Biofuels LLC	17,827	41,000

Net cash provided by financing activities	17,815	40,462

Net (decrease) increase in cash and cash equivalents	(15,533)	7,358
Cash and cash equivalents at beginning of period	32,055	7,458

Cash and cash equivalents at end of period	$16,522	$14,816

Supplemental disclosure of cash flow information:
Interest paid	$1,947	$3,831

Supplemental disclosure of non-cash operating and financing activities:
Conversion of convertible senior notes to common stock	$2,200	$30,375

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

Recent Developments

Asset Purchase Agreement and Related Agreements

As more fully described in Note 11, on July 14, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with BP Biofuels North America LLC (“BP”) pursuant to which BP intends to purchase the Company’s cellulosic biofuels business, which operates through the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation (“Verenium Biofuels”), for a purchase price of $98.3 million, subject to adjustment. Pursuant to the Purchase Agreement, BP will acquire all of the capital stock of Verenium Biofuels, as well as certain assets and liabilities of the Company, including intellectual property, that are used in or related to its cellulosic biofuels business. The Company will retain all assets used exclusively in its specialty enzymes business. The closing is expected to occur in the third quarter of 2010, following the satisfaction of certain conditions, including the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, pursuant to which the Company was granted early expiration on August 2, 2010.

Third Extension of Joint Development Program

As more fully described in Note 3, on July 14, 2010, in connection with the execution of the Purchase Agreement, Verenium Biofuels entered into a third extension agreement (the “Extension”) relating to the existing amended Joint Development and License Agreement (the “JDLA”) by and among Verenium Biofuels, BP and Galaxy Biofuels LLC (“Galaxy”) dated August 6, 2008, focused on the development and commercialization of cellulosic ethanol technologies and previously scheduled to expire on August 1, 2010. The principal purpose of the Extension is to extend the joint development program conducted pursuant to the JDLA until the earlier of (i) October 14, 2010, (ii) the closing of the acquisition under the Purchase Agreement or (iii) the termination of the Purchase Agreement. The financial terms of the Extension include an initial cash payment to Verenium Biofuels by BP of approximately $1.4 million and an increase in the monthly cash payments to $5 million payable in semi-monthly installments to Verenium Biofuels by BP of $2.5 million, subject to pro-rata adjustment, for the continued performance of the Company’s obligations under the joint development program during the period of the Extension.

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

The Company has incurred a net loss of $4.5 million and $16.5 million for the three and six months ended June 30, 2010 and has an accumulated deficit of $642.4 million as of June 30, 2010. Based on the Company’s current operating plan, its existing working capital will not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, required and potential payments under the 2007 Notes, the 2008 Notes, and the 2009 Notes, and working capital requirements through December 31, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures, or until the closing of the acquisition under the Purchase Agreement expected during the third quarter of 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company plans to address the expected shortfall of working capital through cash proceeds it expects to receive upon the closing of the acquisition under the Purchase Agreement; or alternatively, by generating additional financing through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling and financing of assets, incremental product sales, and if necessary and available, the sale of debt or equity securities. If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

If the Company is unable to consummate the closing of the acquisition under the Purchase Agreement during the third quarter of 2010 or obtain sufficient additional financing in the short term from other sources, it may be forced to restructure or significantly curtail its operations, sell assets and/or portions of its business to raise cash, file for bankruptcy or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

Basis of Consolidation

The condensed consolidated financial statements prior to January 1, 2010 include the accounts of the Company and its wholly-owned subsidiaries, including Verenium Biofuels, as well as its jointly owned subsidiaries Galaxy and Highlands Ethanol, LLC (dba Vercipia Biofuels) (“Vercipia”), both which were determined to be variable interest entities of which the Company was the primary beneficiary as defined by authoritative guidance. Effective as of January 1, 2010, as a result of adopting new authoritative accounting guidance for identifying which enterprise has the power to direct activities of a variable interest entity, the Company concluded it is no longer the primary beneficiary of Vercipia. The Company’s investment in Vercipia is therefore accounted for under the equity method beginning in fiscal year 2010. Prior to the adoption of the new authoritative accounting guidance, the Company was the primary beneficiary of Vercipia and consolidated Vercipia’s financial results. See Note 3 for additional information. The Company has not reclassified amounts in the prior period financial statements to conform to the current period presentation. All intercompany accounts have been eliminated in consolidation.

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

Equity Method of Accounting

On January 1, 2010, the Company adopted new authoritative accounting guidance, which replaced the quantitative-based calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity. As a result of adopting this new authoritative accounting guidance, the Company was required to change its method of accounting for its variable interest in Vercipia. Since the Company and BP share the ability to impact Vercipia’s economic performance, the Company is no longer the primary beneficiary of Vercipia. The Company adopted the new authoritative accounting guidance on a prospective basis beginning in the first quarter of 2010, the Company deconsolidated Vercipia from the Company’s condensed consolidated financial statements and began to account for the Company’s ownership interest in Vercipia using the equity method of accounting. As a result, the Company no longer includes Vercipia’s revenue and operating expenses in its operating results. Under the equity method of accounting, the Company is required to reflect its initial investment in Vercipia on its balance sheet, decreased by its share of Vercipia’s net losses. Upon adoption of the equity method of accounting on January 1, 2010 and through June 30, 2010, the Company’s share of net losses exceeded its initial investment in Vercipia, in which case the Company was required to suspend its share of such losses. As a result, the Company’s condensed consolidated financial statements do not include its share of Vercipia’s operating results for the three and six months ended June 30, 2010. The Company has not reclassified amounts in the prior period financial statements to conform to the current period presentation. See Note 3 for additional information.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$16,522	$—	$—	$16,522	$32,055	$—	$—	$32,055

Liabilities:
Derivative – warrants (2)	—	—	177	177	—	—	762	762
Derivative – 2008 Notes compound embedded derivative (3)(5)	—	—	1,081	1,081	—	—	1,682	1,682
Derivative – 2009 Notes Compound Embedded Derivative (4)(5)	—	—	3,812	3,812	—	—	2,298	2,298

	$—	$—	$5,070	$5,070	$—	$—	$4,742	$4,742

(1)	Included in cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheet.

(2)	Represents warrants issued in conjunction with the Company’s 2008 Notes in February 2008 (see Note 2) and the Company’s public offering in October 2009. The warrants issued in conjunction with the 2008 Notes have a value of $5,000 and $70,000 and are classified in long-term liabilities as part of the 2008 Notes carrying value at June 30, 2010 and December 31, 2009, using significant unobservable inputs (Level 3). The warrants issued in conjunction with the Company’s public offering have a value of $172,000 and $692,000 and are classified as a long-term liability at June 30, 2010 and December 31, 2009, using significant unobservable inputs (Level 3).

(3)

Represents the compound embedded derivative included in the Company’s 2008 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders’ right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2008 Notes into common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative is included in long term liabilities as part of the 2008 Notes’ carrying value at June 30, 2010 and December 31, 2009 on the accompanying Condensed Consolidated Balance Sheet.

(4)	Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 2). The compound embedded derivative includes, among other rights, the noteholders right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at the greater of $9.60 or the applicable stock price at the time of conversion. The embedded derivative is included in long term liabilities as part of the 2009 Notes carrying value on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009.

(5)	The Company’s compound embedded derivatives are valued using a “lattice” model. The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2008 Notes and 2009 Notes (collectively, the “Notes”). Because the maximizing condition reflects the expected present value of the Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” provisions do not reflect the maximum potential obligation due under such provisions. As such, the potential “make-whole” obligation was $1.8 million under the 2008 Notes and $2.1 million under the 2009 Notes, assuming all of the outstanding Notes as of June 30, 2010 converted at that time.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2010 to June 30, 2010 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2008 Notes Compound Embedded Derivative	Derivative Liability – 2009 Notes Compound Embedded Derivative	Total
Balance at January 1, 2010	$762	$1,682	$2,298	$4,742
Adjustment to fair value included in earnings (1)	155	79	(302)	(68)
Other adjustments (2)	—	(390)	—	(390)

Balance at March 31, 2010	917	1 ,371	1,996	4,284
Adjustment to fair value included in earnings (1)	(740)	(290)	1,816	786

Balance at June 30, 2010	$177	$1,081	$3,812	$5,070

(1)	The derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2008 Notes compound embedded derivative, detachable warrants and 2009 Notes compound embedded derivative are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the three and six months ended June 30, 2010, the net adjustment to fair value resulted in a loss of $0.8 million and $0.7 million and is included in “gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 2).

(2)	Represents decrease in derivative liability because of “make-whole” payments related to the conversion of $2.2 million in face value of the 2008 Notes for the six months ended June 30, 2010 (see Note 2).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2010, the Company had a total of $3.0 million in deferred revenue, of which $2.5 million was related to funding from collaborative partners and $0.5 million was related to product sales.

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

Computation of Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had approximately 2,000 and 17,000 unvested restricted shares outstanding as of June 30, 2010 and 2009. For purposes of the computation of net loss per share, the unvested restricted shares are considered contingently returnable shares and are not considered outstanding common shares for purposes of computing net loss per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing net loss per share.

Computation of net loss per share for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding during the period	12,275	7,561	12,167	6,714
Less: Weighted average unvested restricted and merger escrow shares outstanding	(2)	(15)	(2)	(14)

Weighted average shares used in computing basic and diluted net loss per share	12,273	7,546	12,165	6,700

Net loss	$(4,485)	$(19,964)	$(16,481)	$(16,641)

Net loss per share, basic and diluted	$(0.37)	$(2.65)	$(1.35)	$(2.48)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net loss per share because all such securities are anti-dilutive for all applicable periods presented.

2. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	June 30, 2010			December 31, 2009
	2009 Notes	2008 Notes	2007 Notes	2009 Notes	2008 Notes	2007 Notes
Principal value	$13,707	$13,001	$69,033	$13,707	$15,201	$69,033
Debt premium (discount), net	9,606	(4,375)	—	9,812	(6,047)	—
Derivative liabilities (1)	3,812	1,085	—	2,298	1,752	—

Total Carrying value	$27,125	$9,711	$69,033	$25,817	$10,906	$69,033

(1)	Represents the 2008 Notes’ detachable warrants and compound embedded derivative and the 2009 Notes’ compound embedded derivative. The Company has the intent and the ability as of June 30, 2010 to settle the warrants, 2008 Notes’ conversion rights and 2008 Notes’ and 2009 Notes’ “make-whole” provisions in shares of common stock. As such, the asserted derivative liability is included in the 2008 Notes’ and 2009 Notes’ carrying value on its consolidated financial statements at June 30, 2010 and December 31, 2009.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in face value of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 2008 Notes and 2009 Notes. As of June 30, 2010, the Company had $69 million in face value outstanding under the 2007 Notes.

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

2008 Notes

On February 27, 2008, the Company completed a private placement of the 2008 Notes and warrants to purchase shares of Verenium common stock. Concurrent with entering into the Purchase Agreement for the 2008 Notes, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71.0 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 0.7 million shares of common stock. As of June 30, 2010, the outstanding principal balance on the 2008 Notes was $13.0 million.

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

As more fully discussed in Note 9, one former holder of 2008 Notes is a party to a pending lawsuit against the Company, whereby that party also seeks declaratory judgment that its 2008 Notes may not be amended by the Required Holders without that party’s consent. This party has not signed the amendment agreement as of August 6, 2010.

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

Broad-based weighted average anti-dilution protection, subject to certain limitations. In the event that the Company subsequently issues options (excluding options issued under a stock plan approved by the Board of Directors) or convertible securities or other equity or equity-linked securities at a price per share which is below the current conversion price of the 2008 Notes, the holders of the 2008 Notes will be entitled to anti-dilution protection, such that the conversion price will reset to a price per share equal to the product of the conversion price in effect and the weighted average impact of the issuance. As a result of the public offering of common stock and warrants in October 2009, the conversion price of the 2008 Notes decreased to $17.89.

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

The Company has the intent and the ability as of June 30, 2010 and December 31, 2009 to settle the warrants in shares of common stock. As such, the asserted derivative liability is included in the 2008 Notes’ carrying value on its Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the warrants was determined using the Black-Scholes Merton methodology.

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

However, on January 1, 2009, upon adoption of new authoritative guidance, the entire conversion rights were required to be accounted for as a derivative liability. As a result, the fair value of the conversion rights on January 1, 2009 of $13.1 million was reclassified from stockholders’ equity into current liabilities. As a result of the amendment of the 2008 Notes, the Company has the intent and the ability as of June 30, 2010 and December 31, 2009 to settle the warrants, 2008 conversion rights and “make-whole” provisions in shares of common stock. As such, the asserted derivative liability is included in the 2008 Notes’ carrying value on its Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009. The compound embedded derivative liability, consisting of the “make-whole” and the conversion rights, will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2008 Notes. Because the maximizing condition reflects the expected present value of the 2008 Notes as a whole and not the “make-whole” amount, the fair value of the compound embedded derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation is $1.8 million if all of the 2008 Notes outstanding as of June 30, 2010 converted on that date.

Valuation of Convertible Hedge Transaction

Upon issuance of the 2008 Notes, the Company initially recorded a derivative asset of $6.2 million, representing the net cash paid by the Company to the counterparty of the two separate call options that comprise the convertible hedge transaction. The convertible hedge transaction does not qualify for equity classification under authoritative guidance, as there are potential circumstances where cash settlement may be required. As such, the net fair value of the convertible hedge transaction has been reported as a noncurrent derivative asset on the Condensed Consolidated Balance Sheets and is marked-to-market at the end of each reporting period, with any change in value reported as a non- operating expense or income in the Condensed Consolidated Statement of Operations. The Company has determined that the initial cash paid for each of the two separate call options that comprise the convertible hedge transaction approximated fair value. The fair values of the two call options subsequent to the initial issuance date have been determined using the Black-Scholes Merton methodology and were determined to be zero as of June 30, 2010.

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

The fair value of the compound embedded derivative, detachable warrants and convertible hedge transaction are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. The net change in fair value measurements impacting all 2008 Notes derivative assets and liabilities resulted in a gain of $0.4 million and $0.3 million for the three and six months ended June 30, 2010 and a loss of $9.9 million and a gain of $3.4 million for the three and six months ended June 30, 2009.

Conversion of 2008 Notes

Since inception through June 30, 2010, holders of the 2008 Notes have converted principal in the amount of $58.0 million into approximately 4.2 million shares of the Company’s common stock, including approximately 2.0 million shares to satisfy a portion of the related “make-whole” obligations.

During the six months ended June 30, 2010, the Company recorded a gain on conversion of $0.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the six months ended June 30, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the six months ended June 30, 2010, the Company issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes that were converted and related “make-whole” payments. The carrying value of the converted 2008 Notes for the three and six months ended June 30, 2009 was equal to $19.3 million and $29.4 million of principal less the unamortized debt discount and issuance costs, which totaled $14.4 million and $21.8 million, as of the conversion date. During the three and six months ended June 30, 2009, we issued a total of 1.8 million and 2.5 million shares with a total market value as of the dates of conversion of $11.9 million and $15.7 million to settle the 2008 Notes and “make-whole” payments.

There have been no significant conversions subsequent to June 30, 2010 through the date of this filing.

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

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2009 Notes. Because the maximizing condition reflects the expected present value of the 2009 Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation would have been $2.1 million if all of the outstanding 2009 Notes as of June 30, 2010 had converted on that date.

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

The fair value of the compound embedded derivative is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility, expected life, interest rates and the passage of time as it relates to the “make-whole” amount. For the three and six months ended June 30, 2010, the net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a loss of $1.8 million and $1.5 million.

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

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
5.5% coupon interest, payable in cash	$949	$1,368	$1,898	$2,723
Non-cash amortization of debt issuance costs	149	218	297	464

2007 Notes Total	1,098	1,586	2,195	3,187

8% coupon interest, payable in cash or common stock	260	739	518	1,841
Non-cash accretion of debt discount(1)	423	803	817	2,088
Non-cash amortization of debt issuance costs	16	66	35	175

2008 Notes Total	699	1,608	1,370	4,104

9% coupon interest, payable in cash or common stock	308	—	617	—
Non-cash amortization of debt premium(2)	(104)	—	(206)	—

2009 Notes Total	204	—	411	—

(1)	The initial debt discount relates to the 2008 Notes’ compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount is included in the carrying value of the 2008 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense over the term of the 2008 Notes, or approximately four years.

(2)	The initial debt premium relates to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.

3. Variable Interest Entities

The Company has a strategic partnership with BP, a related party, which through June 30, 2010 has provided approximately $117.5 million in funding. BP is committed to additional funding of $5 million a month payable in semi-monthly installments of

$2.5 million, subject to pro-rata adjustment, through the earlier of (i) October 14, 2010, (ii) the closing of the acquisition under the Purchase Agreement or (iii) the termination of the Purchase Agreement, subject to the Company’s performance under its existing joint ventures, Galaxy and Vercipia. The Company has determined that both Galaxy and Vercipia qualify as variable interest entities. As noted in Note 1, effective January 1, 2010, the Company adopted new authoritative accounting guidance which changes the consolidation guidance applicable to variable interest entities. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity (and therefore subject to consolidation) by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of which variable interest holder has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. As discussed below, as a result of the adoption in the first quarter 2010, the Company determined it was still the primary beneficiary of Galaxy and would continue to consolidate Galaxy, but was no longer the primary beneficiary of Vercipia and thus was required to deconsolidate that entity as of January 1, 2010.

Galaxy Biofuels LLC

Effective August 1, 2008, the Company entered into a Joint Development and License Agreement with BP focused on the development and commercialization of cellulosic ethanol technologies. As part of the transaction, Galaxy Biofuels LLC, a special purpose entity, was formed, equally owned by the Company and BP. Pursuant to the JDLA, the Company granted to Galaxy a worldwide, royalty-free license and sublicense to the Company’s existing background technology related to the production of cellulosic ethanol, which will continue to be owned by the Company. Galaxy owns new intellectual property relating to cellulosic ethanol production developed through the joint development program under the JDLA and is responsible for administering the licensing of the technology package resulting from the joint development program. Future profits and losses related to the licensing of these technologies will be shared equally by the Company and BP.

On March 31, 2010, the Company and BP also entered into a related agreement regarding funding by BP, through a loan to Galaxy, of costs for certain work beyond the scope of the JDLA to be agreed upon which will be conducted by the Company at its demonstration facility in Jennings, Louisiana. As of June 30, 2010, $2.8 million was outstanding under this loan agreement and is reflected in the “Other long term liabilities” line item within the Condensed Consolidated Statement of Operations. In accordance with the Galaxy operating agreements, the loan from BP to Galaxy does not change the ownership percentages in Galaxy and does not change the control over Galaxy operations.

On July 14, 2010, in connection with the execution of the Purchase Agreement, Verenium Biofuels entered into a third extension agreement relating to the existing amended JDLA by and among Verenium Biofuels, BP and Galaxy Biofuels LLC dated August 6, 2008, focused on the development and commercialization of cellulosic ethanol technologies and previously scheduled to expire on August 1, 2010. The principal purpose of the Extension is to extend the joint development program conducted pursuant to the JDLA until the earlier of (i) October 14, 2010, (ii) the closing of the acquisition under the Purchase Agreement or (iii) the termination of the Purchase Agreement. The financial terms of the Extension include an initial cash payment to Verenium Biofuels by BP of approximately $1.4 million and semi-monthly cash payments to Verenium Biofuels by BP of $2.5 million for the continued performance of the Company’s obligations under the joint development program during the period of the further extension.

The joint development fees, prior to the July 14, 2010 extension agreement, represented approximately 50% of the estimated costs of these initiatives, and will represent approximately 100% of the estimated costs subsequent to July 14, 2010.

The Company is responsible for the performance of substantially all of the activities under the joint development program. If the Company is not successful in achieving the objectives of the joint development program, BP may terminate the joint development program, and the Company would no longer be entitled to receive any payments from BP for the performance of the joint development program.

Upon the adoption of the new authoritative accounting guidance on January 1, 2010, the Company concluded it was still the primary beneficiary of Galaxy and would continue to consolidate Galaxy in the Company’s condensed consolidated financial statements. In reaching the conclusion to consolidate Galaxy, the Company conducted an extensive analysis of Galaxy underlying documents. The Company determined the most significant activities affecting the economic performance of Galaxy are the achievement of the milestones under the joint development program and concluded the Company has the power to direct the activities under the joint development program and is, therefore the primary beneficiary of Galaxy as of June 30, 2010.

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

As a result, the Company’s Consolidated Balance Sheet includes a line item “Noncontrolling interests in consolidated entities,” which reflects BP’s ownership of Galaxy’s equity. This line item is adjusted by BP’s 50% share of Galaxy’s profits and losses, and increased by cash distributions made by BP to the Company on behalf of Galaxy. BP’s share of Galaxy’s losses is reflected in the Consolidated Statement of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Since inception, Galaxy has incurred approximately $115 million in losses through June 30, 2010, 50% of which have been allocated to BP.

The following table presents the changes in stockholders’ equity attributed to the noncontrolling interests in Galaxy for the three and six months ended June 30, 2010 (in thousands):

Balance at January 1, 2010	$45,000
Net loss	(7,500)
Capital contributions	7,500

Balance at March 31, 2010	$45,000
Net loss	(7,675)
Capital contributions	7,500

Balance at June 30, 2010	$44,825

The Company’s investment in Galaxy represents assets that were contributed and continue to be held at a zero net carrying value.

As further discussed in Note 11, upon closing of the acquisition under the Purchase Agreement estimated to occur during the third quarter of 2010, BP will own 100% of all interests in the Galaxy joint venture.

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

The Company originally formed the Vercipia entity in October 2007, as a wholly-owned subsidiary of Verenium Corporation. The entity was fully consolidated by the Company as a subsidiary for the years ended December 31, 2007 and 2008. BP’s consideration was used to acquire a 50% ownership interest in the existing entity. In return for its 50% interest in Vercipia, BP agreed to pay Vercipia $22.5 million in an initial cash commitment and the Company agreed to contribute development assets related to its Highlands County, Florida development project and another commercial project site in early stages of development in the Gulf Coast region. BP’s contribution was paid in four installments: $7.0 million was paid on April 1, 2009, $5.0 was paid on July 1, 2009,

$3.0 million was paid on October 1, 2009, and $7.5 million was paid on May 3, 2010.

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

In reaching the conclusion to deconsolidate Vercipia, the Company conducted an analysis of Vercipia’s underlying documents in order to determine which party has the power over the activities of Vercipia that most significantly affect the economic performance of Vercipia. The Company determined the most significant activities of Vercipia, at its current stage of development, is developing and securing financing for a commercial-scale cellulosic ethanol facility in Highlands County, Florida and concluded the power to direct these activities are shared between the Company and BP through their voting interests and board representation. Accordingly, effective as of January 1, 2010, the Company deconsolidated Vercipia and started accounting for its ownership interest in Vercipia under the equity method of accounting. The Company recorded a one-time reduction to stockholders’ equity of $4.1 million representing the cumulative effect of this change in accounting principle.

The adoption of this guidance further resulted in the following impacts to the Condensed Consolidated Balance Sheet at January 1, 2010: (1) assets decreased by $8.4 million, including $7.2 million in cash and cash equivalents; (2) liabilities decreased by $1.9 million; and (3) stockholders’ equity increased by approximately $6.5 million.

The three and six months ended June 30, 2009 net loss attributed to Verenium of $20.0 million and $16.6 million includes

$0.8 million and $1.0 million of research and development and $2.2 million and $2.8 million of selling, general and administrative expenses related to Vercipia, of which $1.4 million and $1.8 million, representing BP’s 50% share of losses in Vercipia, is included in “Loss attributed to noncontrolling interests in consolidated entities”.

Under the equity method of accounting, the Company is required to suspend losses if the Company’s share of Vercipia’s net loss exceeds the amount of the Company’s investment in Vercipia. As such, the Company’s condensed consolidated financial statements for the quarter and six months ended June 30, 2010 do not include the Company’s share of Vercipia’s operating results.

As further discussed in Note 11, upon closing of the acquisition under the Purchase Agreement estimated to occur during the third quarter of 2010, BP will own 100% of all interests in the Vercipia joint venture.

4. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a first-in, first-out (FIFO) basis. Inventory consists of the following (in thousands) as of:

	June 30, 2010	December 31, 2009
Raw materials	$634	$438
Work in progress	158	319
Finished goods	2,251	2,096

	3,043	2,853
Reserve	(175)	(200)

Net inventory	$2,868	$2,653

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

Property, plant and equipment consist of the following (in thousands) as of:

	June 30, 2010	December 31, 2009
Laboratory, machinery and equipment	$43,547	$44,029
Computer equipment	9,567	9,451
Furniture and fixtures	5,628	5,607
Leasehold improvements	5,672	5,672
Land	1,560	1,560
Pilot facility	18,725	18,725
Demonstration facility	97,838	95,521

Property and equipment, gross	182,537	180,565
Less: Accumulated depreciation and amortization	(79,089)	(72,166)

	June 30, 2010	December 31, 2009
Property and equipment, net	$103,448	$108,399

Included in the costs of its demonstration facility as of June 30, 2010 and December 31, 2009 is $7.8 million in capitalized interest, which was determined by applying the Company’s effective interest rate to the average amount of accumulated expenditures for its demonstration facility. The demonstration plant was placed in service in February 2009, and the Company therefore ceased capitalizing interest on that date.

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

Depreciation related to the pilot and demonstration facilities begins in the period that such assets are placed in service. The pilot facility was placed in service in January 2007, and the demonstration facility was placed in service in February 2009. Subsequent modifications to the pilot and demonstration facilities which do not extend its useful life but meet the criteria for capitalization are considered immediately placed in service when incurred, and depreciated over the remainder of the facility’s useful life. During the three and six months ended June 30, 2010, the demonstration facility is being depreciated using an estimated 10-year life. The Company is in the process of performing an evaluation to determine the final useful lives for the demonstration-scale facility and each of its components.

Accrued expenses

Accrued liabilities consist of the following (in thousands) as of:

	June 30, 2010	December 31, 2009
Employee compensation	$3,994	$2,850
Professional and outside services	3,357	2,520
Accrued taxes	781	2,474
Accrued interest on convertible notes	1,533	1,671
Royalties	1,140	1,499
Restructuring reserve, current portion	979	992
Other	143	266

	$11,927	$12,272

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

Because the Purchase Agreement with BP was entered into after the June 30, 2010 balance sheet date, the Company’s segment disclosure methodology remained consistent with prior periods, with research and development and selling, general and administrative expenses allocated based on the percentage expenses of project costs. After the closing of the acquisition under the Purchase Agreement, the Company will include the current specialty enzymes business expenses as well as a portion of the selling, general and administrative expenses currently allocated to the biofuels business and corporate expenses. While the Company is reporting an operating profit for the specialty enzymes business segment, the Company would have reported an operating loss during the same period of 2010 if the acquisition had been entered into during such period.

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

The results of operations for the three and six months ended June 30, 2009 include consolidated results for our 50% joint ventures with BP, Galaxy and Vercipia. As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is no longer consolidated and therefore not included in the results of operations for the three and six months ended June 30, 2010.

Selected operating results for each of the Company’s business segments are set forth below (in thousands):

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$13,290	$—	$13,290	$—	$10,499	$—	$10,499
Collaborative and grant revenue	6,247	512	—	6,759	4,283	1,509	—	5,792

Total revenues	6,247	13,802	—	20,049	4,283	12,008	—	16,291

Product gross profit	—	4,460	—	4,460	—	3,049	—	3,049

Operating expenses (excluding cost of goods sold) (1)	11,680	4,479	4,307	20,466	16,304	4,417	6,276	26,997

Total operating income (loss)	(5,433)	493	(4,307)	(9,247)	(12,021)	141	(6,276)	(18,156)
Loss attributed to noncontrolling interests in consolidated entities (1)	7,675	—	—	7,675	8,925	—	—	8,925

Operating income (loss) attributed to Verenium	$2,242	$493	$(4,307)	(1,572)	$(3,096)	$141	$(6,276)	$(9,231)

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$24,852	$—	$24,852	$—	$21,068	$—	$21,068
Collaborative and grant revenue	6,964	1,264	—	8,228	6,571	3,043	—	9,614

Total revenues	6,964	26,116	—	33,080	6,571	24,111	—	30,682

Product gross profit	—	9,506	—	9,506	—	7,863	—	7,863

Operating expenses (excluding cost of goods sold) (1)	28,298	8,448	8,417	45,163	33,539	9,490	10,955	53,984

Total operating income (loss)	$(21,334)	$2,322	$(8,417)	$(27,429)	$(26,968)	$1,416	$(10,955)	$(36,507)

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Loss attributed to noncontrolling interests in consolidated entities (1)	15,175	—	—	15,175	16,795	—	—	16,795

Operating income (loss) attributed to Verenium	$(6,159)	$2,322	$(8,417)	$(12,254)	$(10,173)	$1,416	$(10,955)	$(19,712)

Capital expenditures	$1,983	$—	$—	$1,983	$1,843	$—	$—	$1,843

Identifiable assets by operating segment are set forth below (in thousands):

	As of June 30, 2010
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$99,418	$1,674	$2,396	$103,488
Cash and other assets	129	10,402	32,244	42,775

Total identifiable assets	$99,547	$12,076	$34,640	$146,263

	As of December 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$102,810	$2,430	$3,159	$108,399
Cash and other assets (2)	8,190	10,109	41,224	59,523

Total identifiable assets	$111,000	$12,539	$44,383	$167,922

(1)	The three and six months ended June 30, 2009 Biofuels operating loss attributed to Verenium of $3.1 million and $10.2 million includes $3.0 million and $3.8 million of operating expenses related to Vercipia, of which $1.4 million and $1.8 million, representing BP’s 50% share of losses in Vercipia, is included in “Loss attributed to noncontrolling interests in consolidated entities.” As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is no longer consolidated and therefore not included in the results of operations for the three and six months ended June 30, 2010.

(2)	As of December 31, 2009, Biofuels cash and other assets includes $7.2 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

Concentrations of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 44% and 51% of total revenue for the three months ended June 30, 2010 and 2009 and 51% and 52% for the six months ended June 30, 2010 and 2009. Accounts receivable from this one customer comprised approximately 45% of accounts receivable at June 30, 2010 and 58% at December 31, 2009.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
North America	$9,337	$7,845	$14,260	$14,471
Europe	9,426	7,407	15,612	12,831
South America	1,129	918	2,865	2,928
Asia	157	121	343	452

	$20,049	$16,291	$33,080	$30,682

For the six months ended June 30, 2010 and 2009, 64% and 78% of the Company’s product revenue has come from one focus area, animal nutrition and health.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of assets held at Fermic reported on the Company’s Condensed Consolidated Balance Sheet totals approximately $1.7 million at June 30, 2010 and $2.4 million at December 31, 2009.

6. Share-based Compensation

The Company recognized share-based compensation expense of $0.3 million and $2.6 million during the three months ended June 30, 2010 and 2009, and $0.8 million and $5.1 million during the six months ended June 30, 2010 and 2009. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$—	$294	$39	$1,770
Selling, general and administrative	312	2,263	740	3,334

	$312	$2,557	$779	$5,104

As of June 30, 2010, there was $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans, including the impact of options and restricted shares assumed in the Company’s merger with Celunol Corp. in 2007. This expense is expected to be recognized over a weighted-average period of 1.6 years as follows (in thousands):

Fiscal Year 2010 ( July 1, 2010 to December 31, 2010)	$429
Fiscal Year 2011	263
Fiscal Year 2012	469

$1,161

7. Restructuring Charges

In connection with the January 2006 decision to reorganize and refocus the Company’s resources, management commenced several cost containment measures, including a reduction in workforce of 83 employees and the consolidation of its facilities. Pursuant to authoritative guidance requiring accrual of all exit-related costs, the Company recorded net charges of $12.0 million in 2006 related to these activities. The following table sets forth the activity in the restructuring reserves through June 30, 2010 (in thousands):

Balance at January 1, 2006	$—
Accrued and expensed through December 31, 2009	11,023
Charged against accrual through December 31, 2009	(8,893)
Adjustments and revisions through December 31, 2009	3,558

Balance at January 1, 2010	5,688
Charged against accrual	(227)
Adjustments and revisions	134

Balance at March 31, 2010	5,595
Charged against accrual	(237)
Adjustments and revisions	99

Balance at June 30, 2010	$5,457

Restructuring reserve liability:
Current portion	$979
Long-term portion	4,478

$5,457

The facility consolidation costs are based on estimates representing the discounted cash flow of lease payments (net of anticipated sublease income) on the vacated space through its contractual lease term in 2016.

Pursuant to authoritative accounting guidance, the Company is required to reassess these estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could give rise to additional charges or adjustments. For the three and six months ended June 30, 2010, the restructuring reserve was adjusted by $99,000 and $233,000 representing the net present value adjustment for the periods, for a total gross obligation of $7.5 million, net of sublease income, as of June 30, 2010.

The net present value adjustments to the restructuring reserve are classified within selling, general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

As further discussed in Note 11, upon closing of the acquisition under the Purchase Agreement estimated to occur during the third quarter of 2010, BP will assume the lease of the Company’s research and development facilities in San Diego, California, and as a result will assume the remaining restructuring reserve liability.

8. Commitments

Letter of Credit

Pursuant to its facilities leases for office and laboratory space in San Diego, the Company is required to maintain a letter of credit on behalf of its landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on a minimum level of working capital and market capitalization.

As of June 30, 2010, the Company had a letter of credit in place pursuant to this agreement for approximately $10.7 million, representing approximately 24 months’ current rent, pursuant to the lease agreement. The letter of credit is issued under the Company’s existing bank agreement. The Company is required by the bank to secure this obligation with cash, which is reflected as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010. Any increases to the letter of credit resulting from increases in rent or changes in working capital or market capitalization are effective upon notice to the Company by the landlord. Upon closing of the acquisition under the Purchase Agreement expected during the third quarter of 2010 and assignment of the lease to BP, this restricted cash will become available for use in operations.

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

Discovery closed on May 14, 2010. On June 11, 2010, both the Company and CVI filed motions for summary judgment, and, on July 1, 2010, the parties opposed each other’s motions. The Court heard oral argument on the motions for summary judgment on July 29, 2010, and both motions remain pending.

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

10. Impact of Recently Issued Accounting Standards

Joint Venture Accounting

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes the approach to determine the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard became effective for the Company beginning on January 1, 2010 and resulted in the continued consolidation of the Galaxy joint venture and the deconsolidation of the Vercipia joint venture, as more fully described in Note 1.

Revenue Recognition

In October 2009, the FASB issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s future financial statements.

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

11. Subsequent Event

On July 14, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with BP Biofuels North America LLC (“BP”) whereby BP will purchase Verenium’s cellulosic biofuels business, which operates through the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation (“Verenium Biofuels”), for a purchase price of $98.3 million, subject to adjustment. Pursuant to the Purchase Agreement, BP will acquire all of the capital stock of Verenium Biofuels, as well certain assets and liabilities of the Company, including intellectual property, that are used in or related to its cellulosic biofuels business (collectively, the “LC Business.”) The Company will retain all assets used exclusively in its specialty enzymes business. The closing is expected to occur in the third quarter of 2010, following the satisfaction of certain conditions, including the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, pursuant to which the Company was granted early expiration on August 2, 2010.

As a result of the acquisition of Verenium Biofuels, BP will acquire ownership of the Company’s land, pilot plant and demonstration plant located in Jennings, Louisiana, and will become the sole investor in Galaxy Biofuels LLC and Vercipia Biofuels, LLC, the two joint ventures previously formed by the Company and BP.

BP will assume the lease of the Company’s research and development facilities in San Diego, California, and will enter into a sublease agreement with the Company with respect to portions of the San Diego facilities which the Company will continue to occupy rent-free for up to 24 months. The Company will retain the lease to its executive offices in Cambridge, Massachusetts.

The Purchase Agreement provides for certain indemnification obligations by the Company for breaches of representations and warranties made by the Company in the Purchase Agreement, most of which survive for a period of 18 months following the closing. The Company is not required to make any indemnification payments until aggregate claims exceed $2 million, and then only with respect to the amount by which claims exceed that amount. The Company’s maximum indemnification liability is generally capped at $10 million with respect to most representations. To cover the Company’s indemnification obligations, the Purchase Agreement provides that $5 million of the $98.3 million purchase price will be placed in escrow pursuant to an escrow agreement to be entered into at closing, of which 50% will be released after nine months and 100% will be released after 18 months following the closing.

Pursuant to the terms of the Purchase Agreement, certain employees of the Company whose services are used in the biofuels business will be transferred to BP at closing. The Company and BP will enter into transition services agreements with respect to the provision of certain transitional support services for a period of up to two years following the closing.

The Purchase Agreement provides that at the closing, the Company and BP will enter into license agreements pursuant to which the Company will grant BP a license to certain intellectual property retained by the Company, and BP will grant a license to the Company to certain intellectual property acquired by BP. With respect to most of such intellectual property, the licenses are nonexclusive, worldwide, perpetual, royalty-free and sublicensable, subject to certain field-of-use restrictions in the case of the license to BP. The parties will also enter into a sublicense agreement pursuant to which the Company will receive a sublicense to certain intellectual property acquired by BP that is licensed from a third party, as well as a joint intellectual property agreement governing the joint ownership by BP and the Company of certain intellectual property in which each of BP and the Company will have an equal, undivided joint ownership interest following the closing.

The Purchase Agreement also provides that the Company and BP will enter into non-competition agreements which restrict the respective activities in which the parties may engage for certain time periods following the closing, impose confidentiality obligations with respect to proprietary information acquired from the other party, and prohibit the solicitation of the other party’s employees for a period of two years following the closing.

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

•

the timing of the closing under, and expected cash proceeds from, our recently-announced agreement with BP Biofuels North America LLC (“BP”), pursuant to which BP has agreed to acquire our cellulosic biofuels business;

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

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Forward looking statements applicable to our biofuels business include statements related to:

•	the timing of the closing under, and expected cash proceeds from, our recently-announced agreement with BP, pursuant to which BP has agreed to acquire our cellulosic biofuels business;

•	the continuation of, and expected benefits from, our strategic partnership with BP to advance our cellulosic ethanol technology;

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

Overview

We currently operate in two business segments, biofuels and specialty enzymes. Our biofuels business segment operates through our wholly-owned subsidiary, Verenium Biofuels Corporation and jointly-owned subsidiaries with BP, Galaxy Biofuels LLC

(“Galaxy”) and Vercipia, and is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol produced from cellulosic biomass. We currently believe the most significant commercial opportunity for our biofuels business segment will be derived from the large-scale commercial production of cellulosic ethanol derived from multiple non-food biomass feedstocks, with our initial focus on energy canes and grasses. Our specialty enzymes segment develops high-performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes. We believe the most significant commercial opportunity for our specialty enzymes business segment will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

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

We have a substantial intellectual property estate comprising more than 260 issued patents and more than 380 pending patents as of June 30, 2010. We believe that we can leverage our intellectual property estate to enhance and improve our technology development and commercialization efforts across both business units while maintaining protection on key intellectual property assets.

We have incurred net losses since our inception. For the three and six months ended June 30, 2010, we had a net loss of

$4.5 million and $16.5 million, and as of June 30, 2010, we had an accumulated deficit of approximately $642.4 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses into the foreseeable future as a result of any combination of one or more of the following:

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

As more fully described in the Risk Factors beginning on page 47, Liquidity and Capital Resources beginning on page 38 and Note 1 of the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the uncertainty in our ability to continue as a going concern. We will continue to focus our efforts on raising or generating additional cash through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling or financing assets, incremental product sales, if necessary and available, the additional sale of equity or debt securities, or until the closing of the acquisition under the Purchase Agreement expected during the third quarter 2010. If we are unable to raise additional capital from any of these sources, we will need to defer, reduce or eliminate certain planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

Asset Purchase Agreement and Related Agreements

On July 14, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with BP whereby BP will purchase our cellulosic biofuels business, which operates through the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation (“Verenium Biofuels”), for a purchase price of $98.3 million, subject to adjustment. Pursuant to the Purchase Agreement, BP intends to acquire all of the capital stock of Verenium Biofuels, as well as certain assets and liabilities of the Company, including intellectual property, that are used in or related to its cellulosic biofuels business. We will retain all assets used exclusively in our specialty enzymes business. The closing is expected to occur in the third quarter of 2010, following the satisfaction of certain conditions, including the waiting period under the Hart-Scott-Rodino Antitrust Improvements (“HSR”) Act of 1976, pursuant to which we were granted early expiration on August 2, 2010.

Third Extension of Joint Development Program

On July 14, 2010, in connection with the execution of the Purchase Agreement, we entered into a third extension agreement (the “Extension”) relating to the existing amended Joint Development and License Agreement (the “JDLA”) by and among Verenium Biofuels, BP and Galaxy Biofuels LLC dated August 6, 2008, focused on the development and commercialization of cellulosic ethanol technologies and previously scheduled to expire on August 1, 2010. The principal purpose of the Extension is to extend the joint development program conducted pursuant to the JDLA until the earlier of (i) October 14, 2010, (ii) the closing of the acquisition under the Purchase Agreement or (iii) the termination of the Purchase Agreement. The financial terms of the Extension include an initial cash payment to Verenium Biofuels by BP of approximately $1.4 million and an increase in the monthly cash payments to $5 million payable in semi-monthly installments toVerenium Biofuels by BP of $2.5 million, subject to pro-rata adjustment, for the continued performance of our obligations under the joint development program during the period of the further extension.

Results of Operations

Selected Segment Financial Data

Our business currently consists of two business units, which we refer to as our biofuels segment and our specialty enzymes segment. The biofuels segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuels, in particular ethanol from cellulosic biomass. The specialty enzymes segment develops high performance enzymes for use within the alternative fuels, specialty industrial processes, and animal nutrition and health markets to enable higher throughput, lower costs, and improved environmental outcomes.

Because the Purchase Agreement with BP was entered into after the June 30, 2010 balance sheet date, our segment disclosure methodology remained consistent with prior periods, with research and development and selling, general and administrative expenses allocated based on the percentage expenses of project costs. After the closing of the acquisition under the Purchase Agreement, we will include the current specialty enzymes business expenses as well as a portion of the selling, general and administrative expenses currently allocated to the biofuels business and as corporate expenses. While we are reporting an operating profit for the specialty enzymes business segment, we would have reported an operating loss during the same period of 2010 if the acquisition had been entered into during such period.

We assess performance and allocate resources based on discrete financial information for the biofuels and specialty enzymes segments. For the biofuels segment, performance is assessed based on total operating expenses and capital expenditures. For the specialty enzymes segment, performance is assessed based on total revenues, product revenues, product gross profit, total operating expenses and capital expenditures. For the three and six months ended June 30, 2010 and 2009, the specialty enzyme segment comprised 100% of our product revenue and cost of product revenue. Our operating expenses for each segment include direct and allocated research and development and selling, general and administrative expenses. In management’s evaluation of performance, certain corporate operating expenses are excluded from the business segments including non-cash share-based compensation, restructuring charges, severance, depreciation and amortization, and other corporate expenses, which are not allocated to either business segment. In addition, we evaluate segment performance based upon capital expenditures and other assets that are specifically identified to the business segment, excluding certain corporate assets such as cash, short-term investments, and other assets that can be attributed to, or utilized by, both business segments. Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the two segments. Different assumptions or allocation methods could result in materially different results by segment. Further, expenses allocated to each of the two segments may not be indicative of the expenses of each operating segment if such segments operated on a stand-alone basis.

The results of operations for the three and six months ended June 30, 2009 include consolidated results including our 50% joint ventures with BP, Galaxy and Vercipia. As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is not consolidated and therefore not included in the results of operations for the three and six months ended June 30, 2010.

Selected operating results for the three and six months ended June 30, 2010 and 2009, and identifiable assets as of June 30, 2010 and December 31, 2009 for each of our business segments is set forth below (in thousands):

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$13,290	$—	$13,290	$—	$10,499	$—	$10,499
Collaborative and grant revenue	6,247	512	—	6,759	4,283	1,509	—	5,792

Total revenues	6,247	13,802	—	20,049	4,283	12,008	—	16,291

Product gross profit	—	4,460	—	4,460	—	3,049	—	3,049

Operating expenses (excluding cost of goods sold) (1)	11,680	4,479	4,307	20,466	16,304	4,417	6,276	26,997

Total operating income (loss)	(5,433)	493	(4,307)	(9,247)	(12,021)	141	(6,276)	(18,156)
Loss attributed to noncontrolling interests in consolidated entities (1)	7,675	—	—	7,675	8,925	—	—	8,925

Operating income (loss) attributed to Verenium	$2,242	$493	$(4,307)	$(1,572)	$(3,096)	$141	$(6,276)	$(9,231)

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Biofuels	Specialty Enzymes	Corporate	Total	Biofuels	Specialty Enzymes	Corporate	Total
Product revenue	$—	$24,852	$—	$24,852	$—	$21,068	$—	$21,068
Collaborative and grant revenue	6,964	1,264	—	8,228	6,571	3,043	—	9,614

Total revenues	6,964	26,116	—	33,080	6,571	24,111	—	30,682

Product gross profit	—	9,506	—	9,506	—	7,863	—	7,863

Operating expenses (excluding cost of goods sold) (1)	28,298	8,448	8,417	45,163	33,539	9,490	10,955	53,984

Total operating income (loss)	(21,334)	2,322	(8,417)	(27,429)	(26,968)	1,416	(10,955)	(36,507)
Loss attributed to noncontrolling interests in consolidated entities (1)	15,175	—	—	15,175	16,795	—	—	16,795

Operating income (loss) attributed to Verenium	$(6,159)	$2,322	$(8,417)	$(12,254)	$(10,173)	$1,416	$(10,955)	$(19,712)

Capital expenditures	$1,983	$—	$—	$1,983	$1,843	$—	$—	$1,843

Identifiable assets by operating segment are set forth below (in thousands):

	As of June 30, 2010
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$99,418	$1,674	$2,396	$103,488
Cash and other assets	129	10,402	32,244	42,775

Total identifiable assets	$99,547	$12,076	$34,640	$146,263

	As of December 31, 2009
	Biofuels	Specialty Enzymes	Corporate	Total
Property, plant and equipment, net	$102,810	$2,430	$3,159	$108,399
Cash and other assets (2)	8,190	10,109	41,224	59,523

Total identifiable assets	$111,000	$12,539	$44,383	$167,922

(1)	The three and six months ended June 30, 2009 Biofuels operating loss attributed to Verenium of $3.1 million and $10.2 million includes $3.0 million and $3.8 million of operating expenses related to Vercipia, of which $1.4 million and $1.8 million, representing BP’s 50% share of losses in Vercipia, is included in “Loss attributed to noncontrolling interests in consolidated entities.” As of January 1, 2010, pursuant to new authoritative accounting guidance, Vercipia is no longer consolidated and therefore not included in the results of operations for the three and six months ended June 30, 2010.
(2)	As of December 31, 2009, Biofuels cash and other assets includes $7.2 million of Vercipia cash and cash equivalents which is limited to Vercipia operations.

Consolidated Results of Operations

Revenues

Revenues for the periods ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Revenues:
Phyzyme phytase	$8,887	$8,331	7%	$16,841	$15,928	6%
All other products	4,403	2,168	103%	8,011	5,140	56%

Total product	13,290	10,499	27%	24,852	21,068	18%
Grant	6,299	4,474	41%	7,037	7,032	0%
Collaborative	460	1,318	(65)%	1,191	2,582	(54)%

Total revenues	$20,049	$16,291	23%	$33,080	$30,682	8%

Revenues increased 23%, or $3.8 million, to $20.0 million for the three months ended June 30, 2010 and 8%, or $2.4 million, to $33.1 million for the six months ended June 30, 2010. For the three and six months ended June 30, 2010, our revenue mix continued to shift to a larger percentage of product revenues, consistent with our strategy to grow product sales, and de-emphasize collaborations that are not core to our strategic market focus. Product revenues represented 66% and 75% of total revenues for the three and six months ended June 30, 2010, as compared to 64% and 69% for the three and six months ended June 30, 2009.

Product revenues increased $2.8 million, or 27%, for the three months ended June 30, 2010 and $3.8 million, or 18%, for the six months ended June 30, 2010 as compared to the same periods in 2009. This increase was due to an increase in the royalty we receive from Danisco for Phyzyme net profits, as well as an increase in revenues from our newer enzyme products, including Veretase and Xylathin, which continued to gain acceptance in the grain ethanol markets. In addition, our Purifine enzyme for the soybean oil processing market achieved moderate revenue growth over 2009 and 2010, resulting from Purifine deployment by Molinos in Argentina under the supply agreement we announced in March 2010, as well as our Bunge agreements. Our Fuelzyme enzyme also returned to revenue levels achieved in the first quarter of 2009, indicating both a recovery in the corn ethanol market as well as continued demand for this product.

Net revenues from Phyzyme in the second quarter of 2010 increased $0.6 million, or 7%, compared to the same period in 2009, and represented approximately 67% of total product revenues for the three months ended June 30, 2010 and 79% for the comparable period in 2009. Net revenues from Phyzyme for the six months ended June 30, 2010 increased $0.9 million, or 6%, compared to the same period in 2009, and represented approximately 68% of total product revenues for the six months ended June 30, 2010 and 76% for the comparable period in 2009. Although we expect that Phyzyme will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme will remain flat or gradually decrease in future periods. This is largely due to our method of revenue recognition for Phyzyme product sales. We manufacture most of our enzyme products through a manufacturing facility in Mexico City owned by Fermic S.A., or Fermic. We also have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. We recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the royalty received from Danisco, as compared to the full value of the manufacturing costs plus the royalty on operating profit we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme, it does have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases. We expect over time a greater proportion of our Phyzyme manufacturing will transition to Genencor resulting in lower reported Phyzyme product revenue, however, we believe this will make available existing capacity to accommodate expected growth for our other higher margin enzyme products.

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

Grant revenue increased 41%, or $1.8 million, to $6.3 million for the three months ended June 30, 2010 and remained relatively flat at $7.0 million for the six months ended June 30, 2010. The increase in grant revenues for the quarter was primarily attributable to an award from the Department of Energy (“DOE”) of an additional $4.9 million to fund ongoing activities at our demonstration-scale facility in Jennings, Louisiana. This cooperative agreement is an extension of the grant previously awarded to us in July 2008 under a DOE program supporting the development of demonstration-scale cellulosic ethanol biorefinery plants, pertained to previously completed work and was fully recognized and collected during the quarter ended June 30, 2010. This increase was offset by the completion of various grants in late 2009 and no longer recognizing revenue for Vercipia related grants as a result of the deconsolidation of our Vercipia joint venture, effective January 1, 2010, in accordance with new authoritative guidance. We continue to pursue additional opportunities to secure federal, state or local agency funding to support our biofuels initiatives. As of June 30, 2010, we have committed funding from various governmental agencies totaling $1.1 million through 2012, but expect grant revenue for 2010 to be lower than 2009.

Collaborative revenue decreased 65%, or $0.9 million, to $0.5 million for the three months ended June 30, 2010 and 54%, or $1.4 million, to $1.2 million for the six months ended June 30, 2010. We have continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products and biofuels projects. We anticipate that collaborative revenue will continue to represent a small component of our revenue in 2010, due in large part to this de-emphasis of non-strategic collaborations and decrease in revenue related to wind-down of projects with existing strategic collaborators.

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

Product Gross Profit & Margin

Product gross profit and margin for the periods ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Product revenue	$13,290	$10,499	27%	$24,852	$21,068	18%
Cost of product revenue	8,830	7,450	19%	15,346	13,205	16%

Product gross profit	4,460	3,049	46%	9,506	7,863	21%
Product gross margin	34%	29%		38%	37%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased $1.4 million, or 19%, to $8.8 million for the three months ended June 30, 2010 and increased $2.1 million, or 16%, to $15.3 million for the six months ended June 30, 2010. The increases in cost of product revenue from the comparable periods in the prior year is primarily due to improved fixed costs leverage on higher revenue, partially offset by unfavorable manufacturing yields and manufacturing constraints experienced during the three and six months ended June 30, 2010 as compared to prior year, resulting from increased demand and expansion of product mix.

Product gross margin totaled $4.5 million, or 34% of product revenue, for the three months ended June 30, 2010, compared to $3.0 million, or 29% of product revenue, for the three months ended June 30, 2009 and $9.5 million, or 38% of product revenue, for the six months ended June 30, 2010, compared to $7.9 million, or 37% of product revenue, for the six months ended June 30, 2010. Gross margin percentage increased primarily due to improved fixed costs leverage on higher revenue, partially offset by unfavorable manufacturing yields and manufacturing constraints as compared to prior year comparable periods, resulting from increased demand and expansion of product mix.

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

Operating Expenses

Research and development and selling, general and administrative expenses for the periods ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Research and development	$12,975	$16,132	(20)%	$29,974	$33,947	(12)%
Selling, general and administrative expenses	7,491	10,865	(31)%	15,189	20,037	(24)%

Total operating expenses	$20,466	$26,997	(24)%	$45,163	$53,984	(16)%

Operating expenses for the three months ended June 30, 2010 decreased $6.5 million or 24%, to $20.5 million (including share-based compensation of $0.3 million) compared to $27.0 million (including share-based compensation of $2.6 million) for the three months ended June 30, 2009. Operating expenses for the six months ended June 30, 2010 decreased $8.8 million or 16%, to $45.2 million (including share-based compensation of $0.8 million) compared to $54.0 million (including share-based compensation of $5.1 million) for the six months ended June 30, 2009. Excluding the impact of share-based compensation, total operating expenses decreased $4.3 million and $4.5 million for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to $3.0 million and $3.8 million decrease in Vercipia operating expenses as a result of the deconsolidation of Vercipia upon adoption of new authoritative guidance on January 1, 2010.

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

For the three and six months ended June 30, 2010, we estimate that approximately 31% and 30% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 69% and 70% were spent on research activities funded in whole or in part by our partners. For the three and six months ended June 30, 2009, we estimate that approximately 32% and 29% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 68% and 71% were spent on research activities funded by our collaborations and grants. The increase in percentage of time spent on funded product and technology development from the prior year is primarily attributed to our focus on cellulosic ethanol process development, which is partially funded by federal grants and BP through our Galaxy and Vercipia joint ventures.

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

Our research and development expenses decreased $3.2 million to $13.0 million (including share-based compensation of $0) for the three months ended June 30, 2010, and decreased $4.0 million to $30.0 million (including share-based compensation of $39,000) for the six months ended June 30, 2010 compared to $16.1 million and $33.9 million (including share-based compensation of $0.3 million and $1.8 million) for the comparable periods in 2009. Excluding the impact of share-based compensation, total research and development expenses decreased $2.9 million and $2.2 million for the three and six months ended June 30, 2010 as compared to the same period in 2009 primarily due to a property tax exemption awarded for our demonstration-scale facility in Jennings, Louisiana resulting in the reversal of previously estimated property tax liabilities in the amount of $2.4 million and the decrease in Vercipia research and development expenses of $0.8 million and $1.0 million for the three and six months ended June 30, 2010 as a result of the deconsolidation of Vercipia upon adoption of new authoritative guidance on January 1, 2010, partially offset by increases in expenses related to our demonstration scale facility optimization efforts.

Our research and development expenses by operating segment for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Biofuels	$11,866	$15,048	(21)%	$27,669	$31,570	(12)%
Specialty Enzymes	1,109	1,084	2%	2,305	2,377	(3)%

	$12,975	$16,132	(20)%	$29,974	$33,947	(12)%

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

Our biofuels research and development expenses decreased $3.2 million, to $11.9 million (including share-based compensation of $0) and $3.9 million, to $27.7 million (including share-based compensation of $20,000) for the three and six months ended June 30, 2010 from $15 million (including share-based compensation of $0.3 million) and $31.6 million (including share-based compensation of $1.7 million) for the comparable periods in 2009. Excluding the impact of share-based compensation, biofuels research and development decreased $2.9 million and $2.2 million for the three and six months ended June 30, 2010 as compared to the same periods in 2009. These decreases relate primarily to the $2.4 million decrease in property tax expenses as a result of the exemption awarded for our demonstration-scale facility in Jennings, Louisiana and the deconsolidation of Vercipia expenses of $0.8 million and $1.0 million for the three and six months ended June 30, 2010, partially offset by increases in expenses related to our demonstration-scale facility optimization efforts.

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

Our specialty enzymes research and development expenses remained consistent at $1.1 million (including share-based compensation of $0) and $2.3 million (including share-based compensation of $19,000) million for the three and six months ended June 30, 2010 as compared to the same periods in 2009. Due to limited capital resources and challenging economic conditions, we have not spent significant resources on early stage specialty enzyme product development for the past three years. Upon successful closing of the Purchase Agreement with BP, additional strategic investment will be focused on the development and commercialization of our product pipeline.

Selling, General and Administrative Expenses (in thousands)

Selling, general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative	$7,491	$10,865	(31%)	$15,189	$20,037	(24%)

Selling, general and administrative expenses decreased $3.4 million, or 31%, to $7.5 million (including share-based compensation of $0.3 million) for the three months ended June 30, 2010 and decreased $4.8 million, or 24%, to $15.2 million (including share-based compensation of $0.7 million) for the six months ended June 30, 2010. Excluding the impact of share-based compensation, selling, general and administrative expenses decreased $1.4 million and $2.2 million for the three and six months ended June 30, 2010 as compared to the same period in 2009. The decrease during the three and six months ended June 30, 2010 was primarily due to a $2.2 million and $2.8 million decrease in Vercipia operating expenses as a result of the deconsolidation of Vercipia upon adoption of new authoritative guidance on January 1, 2010, partially offset by incremental legal expenses and BP transaction costs.

Share-Based Compensation Charges

We recognized $0.3 million, or $0.03 per share, and $2.6 million, or $0.34 per share, in share-based compensation expense for our share-based awards during the three months ended June 30, 2010 and 2009 and $0.8 million, or $0.06 per share, and $5.1 million, or $0.76 per share, during the six months ended June 30, 2010 and 2009. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$—	$294	$39	$1,770
Selling, general and administrative	312	2,263	740	3,334

	$312	$2,557	$779	$5,104

Share-based compensation decreased $2.2 million and $4.3 million for the three and six months ended June 30, 2010 as compared to the same period in 2009, primarily related to the acceleration of a group of performance-based options held by certain executives during the second quarter of 2009 as well as the suspension of our employee stock purchase plan during the first quarter of 2009, longer vesting periods due to our option exchange during 2009 and an overall decrease in equity awards granted.

Interest and other expense, net

Interest expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2010 compared to $3.3 million and $6.5 million, net of $1.0 million in capitalized interest for the demonstration facility, for the three and six months ended June 30, 2009. Our demonstration-scale facility was placed in service in February 2009, and as such, we ceased capitalizing interest on that date. The decrease in interest expense from the comparable periods in 2009 was primarily attributed to the decrease in the outstanding principal amount of the 2008 Notes from conversions and exchange of our 2007 Notes for 2009 Notes in September 2009. Total interest expense for the three and six months ended June 30, 2010 and 2009 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
5.5% coupon interest, payable in cash	$949	$1,368	$1,898	$2,723
Non-cash amortization of debt issuance costs	149	218	297	464

2007 Notes Total	1,098	1,586	2,195	3,187

8% coupon interest, paid in cash	260	739	518	1,841
Non-cash accretion of debt discount	423	803	817	2,088
Non-cash amortization of debt issuance costs	16	66	35	175

2008 Notes Total	699	1,608	1,370	4,104

9% coupon interest, payable in cash or common stock	308	—	617	—
Non-cash amortization of debt premium	(104)	—	(206)	—

2009 Notes Total	204	—	411	—

Equipment financing	—	11	—	23
Other	138	120	221	212
Capitalized interest	—	—	—	(1,039)

Total interest expense	$2,139	$3,325	$4,197	$6,487

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes’ compound embedded derivative are recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $0.8 million and $0.7 million for the three and six months ended June 30, 2010 compared to a net loss of $9.9 million and a net gain of $3.4 million for the three and six months ended June 30, 2009 related to the change in fair value of our recorded derivative asset and liabilities.

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

During the six months ended June 30, 2010, we recorded a gain on debt extinguishment of $0.6 million compared to $2.5 million and $6.1 million for the three and six months ended June 30, 2009. The gain is calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three and six months ended June 30, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the six months ended June 30, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes and “make-whole” payments. The carrying value of the converted 2008 Notes for the three and six months ended June 30, 2009 was equal to $19.3 million and $29.4 million of principal less the unamortized debt discount and issuance costs, which totaled $14.4 million and $21.8 million, as of the conversion date. During the three and six months ended June 30, 2009, we issued a total of 1.8 million and 2.5 million shares with a total market value as of the dates of conversion of $11.9 million and $15.7 million to settle the 2008 Notes and “make-whole” payments.

Loss Attributed to Noncontrolling Interest in Consolidated Entities

In connection with the initial phase of our strategic partnership with BP, we formed Galaxy and Vercipia as special purpose entities. Effective January 1, 2010, we adopted new authoritative accounting guidance which changes the consolidation treatment applicable to variable interest entities. As a result of the adoption of such guidance in the first quarter of 2010, we determined that we were no longer the primary beneficiary of Vercipia and were required to deconsolidate as of January 1, 2010. As a result, Vercipia operations are included in our consolidated results only from inception, February 18, 2009, through December 31, 2009.

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

As a result, our consolidated financial statements include a line item “Noncontrolling interests in consolidated entities.” On our Condensed Consolidated Balance Sheets, this line reflects BP’s ownership of Galaxy’s equity as of June 30, 2010 and includes BP’s ownership in both Galaxy and Vercipia’s equity as of December 31, 2009. This line item is reduced by BP’s 50% share of Galaxy’s losses, and increased by cash contributions made by BP. BP’s share of losses in Galaxy, and Vercipia from inception, February 18, 2009, through December 31, 2009, are reflected in our Condensed Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Galaxy has incurred losses through June 30, 2010, 50% of which have been allocated to BP, and we anticipate this entity will continue to incur losses related to ongoing joint development through at least the initial joint development program and construction processes.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of June 30, 2010, we had an accumulated deficit of approximately $642.4 million. As of June 30, 2010 our strategic partners, including BP, have provided us with more than $375 million in funding since inception, including more than $40 million from various government agencies, and BP is committed to additional funding of monthly cash payments of $5 million payable in semi-monthly installments by BP of $2.5 million, subject to pro-rata adjustment, until the earlier of (i) October 14, 2010, (ii) the closing of the acquisition under the Purchase Agreement or (iii) the termination of the Purchase Agreement.

Our future committed funding is subject to our performance under existing agreements, and is concentrated within a limited number of collaborators. Our failure to successfully maintain our relationships with these collaborators could have a material adverse impact on our operating results and financial condition.

Capital Requirements

As of June 30, 2010, we had available cash and cash equivalents of approximately $16.5 million. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our cellulosic ethanol pilot and demonstration-scale facilities and other working capital requirements, in October 2009 we raised approximately $12.2 million in net cash proceeds from an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock, and expect to raise approximately $98 million through the sale of our biofuels business expected to close during the third quarter of 2010. As of June 30, 2010, we had an accumulated deficit of approximately $642.4 million.

We will require additional capital to fund our operations. Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the substantial doubt regarding our ability to continue as a going concern.

We plan to address the expected shortfall of working capital through cash proceeds we expect to receive upon the closing of the acquisition under the Purchase Agreement; or alternatively, by generating additional financing through a combination of corporate partnerships and collaborations, federal, state and local grant funding, selling and financing of assets, incremental product sales, and if necessary and available, the sale of debt or equity securities. If we are unsuccessful in raising additional capital from any of these sources, we will defer, reduce, or eliminate certain planned expenditures. We will continue to consider other financing alternatives. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all.

If we are unable to consummate the closing of the acquisition under the Purchase Agreement during the third quarter of 2010, we may be forced to restructure or significantly curtail our operations, sell assets and/or portions of our business to raise cash, file for bankruptcy or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

We are dependent upon BP’s financial and technical contributions to our joint ventures in order to realize the benefits of the strategic partnership with BP. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement which was scheduled to expire on January 31, 2010 and has been extended through the earlier of (i) October 14, 2010, (ii) the closing of the acquisition under the Purchase Agreement or (iii) the termination of the Purchase Agreement. If BP were to discontinue its participation, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners. If we were required to fund all of the technology development efforts contemplated under this partnership, we would need to raise additional funds to do so, which may be difficult or impossible in the current financing environment. Furthermore, it may be difficult or impossible for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we are unable to find an additional partner or raise additional funds, we may be required to discontinue our biofuels business or dispose of certain assets related to it.

Through our Vercipia joint venture with BP, we will also need to raise sufficient capital to fund the construction of our first commercial cellulosic ethanol plant to be located in Highlands County, Florida. We estimate that the total costs of construction for this first commercial plant will be approximately $300 million, which we anticipate will be funded from a combination of non-recourse debt and equity capital. In February 2009, we and BP filed a joint application for a Department of Energy (“DOE”) loan guarantee program. On June 25, 2009, we announced our application had been selected by the DOE to enter the due diligence phase of its Title XVII Loan Guarantee Program. If awarded, funding from this program could cover a substantial portion of the total cost of construction of the project. We expect the remaining portion to be funded by project equity investments from BP and us. This may require us to raise project financing in addition to the cash required to fund our ongoing operations. Pending the timing of project financing, we anticipate that Vercipia could break ground on this facility as early as 2010.

We are focusing efforts on generating additional cash to fund our operations through a combination of additional corporate partnerships and collaborations, federal, state and local grant funding, incremental product sales, selling or financing assets, if necessary and available, the sale of equity or debt securities, or until the closing of the acquisition under the Purchase Agreement expected during the third quarter of 2010. If we are unsuccessful in raising additional capital from any of these sources, we will need to defer, reduce or eliminate certain planned expenditures or sell certain of our assets to raise cash.

There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are not able to defer, reduce or eliminate our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may need to restructure or significantly curtail our operations, sell assets and/or portions of our business to raise cash, file for bankruptcy or cease operations.

Convertible Debt Obligations

The following table summarizes our principal contractual and interest obligations for the 2007 Notes, 2008 Notes and 2009 Notes as of June 30, 2010, assuming such obligations are not converted prior to maturity (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2007 Notes (1)	$133,580	$3,797	$7,594	$7,594	$114,595
2008 Notes (2)	15,081	1,040	14,041	—	—
2009 Notes (3)	34,679	1,234	2,467	2,467	28,511

Total Principal and Interest Obligations	$183,340	$6,071	$24,102	$10,061	$143,106

(1)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2007 Notes include approximately $64.5 million (including $3.8 million due within one year) in interest through maturity of the 2007 Notes.

(2)	Total obligations under the 2008 Notes include approximately $2.1 million (including $1.0 million due within one year) in interest through maturity of the 2008 Notes. Interest payments on the 2008 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at a 5% discount to the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

(3)	The holders of the 2009 Notes have the right to require us to purchase the 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2009 Notes include approximately $21.0 million (including $1.2 million due within one year) in interest through maturity of the 2009 Notes. Interest payments on the 2009 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at the greater of the applicable conversion price in effect, which was $9.60 as of June 30, 2010, or the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Balance Sheet

Our consolidated assets have decreased by $21.6 million, to $146.3 million at June 30, 2010 from $167.9 million at December 31, 2009, attributable primarily to the decrease in cash and cash equivalents of $15.5 million, of which $7.2 million related to the deconsolidation of Vercipia as a result of the adoption of new authoritative accounting guidance effective January 1, 2010.

Our consolidated liabilities have decreased by $1.6 million, to $136.1 million at June 30, 2010 from $137.7 million at December 31, 2009, primarily attributable to a decrease in our carrying value of debt, due to additional conversions of the 2008 Notes during the first quarter, which resulted in the issuance of 0.2 million shares of our common stock as well as the deconsolidation of $1.9 million of Vercipia liabilities.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $23.8 million for the six months ended June 30, 2010. Our cash used in operating activities consisted primarily of cash used to fund our efforts in cellulosic ethanol technology process development and commercialization, which was partially offset by proceeds from BP’s capital contributions to Galaxy which are included in financing activities described below.

Our investing activities used cash of $9.5 million for the six months ended June 30, 2010. Our investing activities included the impact of deconsolidation of Vercipia’s cash and cash equivalents of $7.2 million and purchases of property, plant and equipment primarily for the optimization of our demonstration facility.

Since 2007, we have spent in excess of $100 million (including expenditures by Celunol Corp., with which we merged in June 2007) in capital expenditures for further modifications and improvements to our pilot facility and the construction, start-up, commissioning and optimization of our 1.4 million gallon-per-year demonstration-scale cellulosic ethanol facility in Jennings, Louisiana. In 2009, we achieved a key development milestone when our demonstration-scale facility was commissioned and produced our first gallons of cellulosic ethanol from the plant. Work to optimize the facility and make process improvements has continued throughout 2009 and into early 2010 to ensure reliable and cost-effective operation. We may require additional capital and operating expenditures to complete the optimization of our demonstration-scale facility throughout 2010. We do not have fixed-priced arrangements with our major engineering and construction firms; as such, most of our engineering and construction costs related to our demonstration-facility are incurred and paid on a time and materials basis. Since 2007, we have incurred significant costs in excess of our projected expenditures for the improvements to our pilot plant and construction, commissioning and optimization of our demonstration-scale facility. During the first half of 2010 and in connection with the BP loan to Galaxy, the focus on optimization of the demonstration-scale facility increased as well as the related optimization expenses. Total expenses related to this shift in focus to optimization totaled an additional $1.5 million in operating expenses and $1.1 million in capital expenses for the six months ended June 30, 2010.

Our financing activities generated net cash of $17.8 million for the six months ended June 30, 2010, consisting primarily of capital contributions by BP into Galaxy, our consolidated variable interest entity, as well as proceeds from the BP loan to Galaxy.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2010, excluding the principal and interest payments for our 2009 Notes, 2008 Notes and 2007 Notes shown above (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Verenium Obligations:
Operating leases gross	$38,047	$6,256	$13,097	$12,577	$6,117
Sublease income (1)	(5,000)	(1,004)	(2,120)	(1,876)	—

Operating leases, net (2)	33,047	5,252	10,977	10,701	6,117
Manufacturing costs to Fermic (3)	35,944	13,830	22,114	—	—
License and research agreements	1,933	295	578	540	520

Total Verenium Obligations	70,924	19,377	33,669	11,241	6,637
Galaxy Obligation:
BP Loan (4)	3,290	155	164	2,971	—

Total Contractual Obligations	$74,214	$19,532	$33,833	$14,212	$6,637

1	Sublease rental income is expected to be received through February 2015, pursuant to a facilities sublease agreement we entered into during the fourth quarter of 2007.

2	Upon close of the Purchase Agreement with BP, BP will assume the lease of our research and development facilities in San Diego, California, representing $30.1 million of the commitment, net of sublease income.

3	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases.

4	On March 31, 2010, we and BP entered into a related agreement regarding funding by BP, through a loan to Galaxy, of costs for certain work beyond the scope of the JDA to be agreed upon which will be conducted by us at our demonstration facility in Jennings, Louisiana. As of June 30, 2010, $2.8 million in principal was outstanding under this loan agreement. Upon close of the Purchase Agreement with BP, this commitment will be assumed by BP.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of June 30, 2010, under this agreement we have made minimum commitments to Fermic of approximately $35.9 million over the next two and a half years.

During the remainder of 2010, we anticipate funding as much as $1.0 million in additional equipment costs related to our manufacturing agreement with Fermic. As we continue to develop our commercial manufacturing platforms, we may decide to purchase additional capital equipment under this agreement. Since inception through June 30, 2010, we had incurred costs of approximately $20.9 million for property and equipment related to this agreement.

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

Letter of Credit

Pursuant to our facilities leases for our office and laboratory space in San Diego, we are required to maintain a letter of credit on behalf of our landlord in lieu of a cash deposit. The total amount required under the letter of credit is based on minimum required working capital and market capitalization. As of June 30, 2010, we had a letter of credit in place pursuant to this agreement for approximately $10.7 million, representing the $100,000 minimum and approximately 24 months’ current rent. The letter of credit is issued under our existing bank agreement. We are required by the bank to secure this obligation with cash, which is reflected as restricted cash on our consolidated balance sheet as of June 30, 2010 and December 31, 2009. Upon closing of the acquisition under the Purchase Agreement expected during the third quarter of 2010 and assignment of the lease to BP, this restricted cash will become available for use in operations.

As of June 30, 2010, we were in compliance with all debt covenants under our various financing agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of June 30, 2010.

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

We have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. Under current accounting guidance, product manufactured for us by Genencor is recognized on a net basis equal to the royalty on operating profit received from Danisco, as all the following indicators of net revenue reporting are met: (i) the third party is the obligor; (ii) the amount earned is fixed; and (iii) the third party maintains inventory risk, as compared to the full value of the manufacturing costs plus royalty on operating profit we currently recognize for Phyzyme we manufacture.

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

We adopted the updated authoritative guidance on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of June 30, 2010 we have not yet completed our analysis of our deferred tax assets for net operating losses and research and development credits. As such, we have removed these amounts and the offsetting valuation allowance from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at June 30, 2010 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of June 30, 2010, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

Discovery closed on May 14, 2010. On June 11, 2010, both the Company and CVI filed motions for summary judgment, and, on July 1, 2010, the parties opposed each other’s motions. The Court heard oral argument on the motions for summary judgment on July 29, 2010, and both motions remain pending.

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

Risks Applicable to Our Business Generally

We will need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We will need to raise more money to continue to fund our business. Our capital requirements will depend on several factors, including:

•	Our ability to consummate the closing of the acquisition of our cellulosic biofuels business under the Purchase Agreement with BP;

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

If we are unable to consummate the acquisition under the Purchase Agreement and we cannot raise more money, we will have to implement one or more of the following remedies:

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

As of June 30, 2010, we had a net loss for the three and six months ended of $4.5 million and $16.5 million and an accumulated deficit of approximately $642.4 million. We expect to continue to incur additional losses for the foreseeable future.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital, this raises substantial doubt about our ability to continue as a going concern. As of June 30, 2010, we have an accumulated deficit of approximately $642.4 million.

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

We will require additional capital to fund our operations, including, if we are unable to consummate the acquisition under the Purchase Agreement, substantial capital to fund the first commercial cellulosic ethanol plant with BP, which we estimate will cost approximately $300 million to complete. We believe that we will be successful in raising or generating additional cash to fund these requirements through a combination of additional corporate partnerships and collaborations, federal, state and local grant funding, selling and financing assets, incremental product sales, and, if necessary and available, the sale of equity or debt securities. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures, including our collaboration with BP.

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

Revenue from our collaborations has decreased both as a proportion of our total revenue and in absolute dollars in recent years. Since we do not currently possess the resources necessary to independently fund the development and commercialization of cellulosic ethanol, or all of the potential specialty enzyme products that may result from our technologies, we expect to continue to pursue, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products and technologies that are core to our current market focus, such as our collaboration with BP. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products and technologies. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. For example, although we have recently entered into the Purchase Agreement with respect to the acquisition of our cellulosic biofuels business by BP, if we are unable to consummate the acquisition under the Purchase Agreement, we have not yet come to acceptable terms on the second phase of our collaboration, which has required multiple extensions of the negotiating period. Our expectations concerning our biofuels business are dependent upon our continued collaboration with BP, the future terms of which we are continuing to negotiate with BP. There can be no assurance that we will successfully conclude these negotiations in manner that is beneficial to the Company or our biofuels business. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

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

We have a strategic partnership with BP to accelerate the development and commercialization of cellulosic ethanol technology. The first phase of our partnership combines a broad technology platform and operational capabilities in an effort to advance the development of a portfolio of low-cost, environmentally-sound cellulosic ethanol production facilities in the United States, and potentially throughout the world. The second phase of our partnership is focused on the commercial deployment of our technologies into a commercial-scale cellulosic ethanol production facility. We are dependent upon BP’s financial and technical contributions under both of these joint ventures in order to realize the benefits of the strategic partnership with BP and continue to operate our biofuels business, as it is currently composed. If BP were not to engage actively in efforts to perform under our joint ventures or were to pursue alternative efforts in cellulosic ethanol, the joint ventures may not be successful and our business could be harmed, including requiring us to shutdown or dispose of our biofuels business. The efforts under the first phase of our partnership have been co-funded by BP under an 18-month initial agreement that was scheduled to expire on January 31, 2010 and was extended through until the earlier of (i) October 14, 2010, (ii) the closing of the acquisition under the Purchase Agreement or (iii) the termination of the Purchase Agreement. If BP were to discontinue its participation in either of these joint ventures, we would need to continue the efforts on our own or identify and enter into arrangements with one or more other partners, or shutdown or dispose of our biofuels business. If we were to have to fund all of the technology development efforts, we would need to raise additional funds to do so, which would be difficult in the current financing environment. Furthermore, it may be difficult for us to find a different partner that is a good strategic fit and to enter into a new strategic relationship on terms that are favorable to us. If we could not find an alternative way to pursue our development and commercialization efforts in cellulosic ethanol, our business would be adversely affected.

Our failure to successfully develop our cellulosic ethanol processes and technology would adversely affect our ability to achieve the benefits under our strategic partnership with BP, and could prevent us from successfully developing and commercializing cellulosic ethanol and achieving or sustaining profitability.

If we are unable to consummate the acquisition of our cellulosic biofuels business under the Purchase Agreement with BP, a substantial part of our efforts in our biofuels business over the near term will be focused upon the joint development program with BP. We have agreed with BP that for a limited period, we will not use our existing technology in any other technology development program in the field of conversion of biomass to fermentable sugars for the production, or the use in production, of ethanol, with limited exceptions. The limited period may be extended if our joint development program with BP is extended. We are responsible for performance of substantially all of the activities under the joint development program. If we are not successful in achieving the objectives of the joint development program, BP may terminate the joint development program, and we will no longer be entitled to receive any payments from BP for performance of the joint development program, which would have a material adverse impact on our business, financial condition, and results of operations. The technology in the defined field that we develop in the course of the joint development program will be owned by Galaxy, a special purpose entity which is equally owned by BP and us. We will only have access to the technology owned by Galaxy through any license that Galaxy grants to us. In addition, the license to our existing technology that we granted to Galaxy in the defined field will continue in effect on a non-exclusive basis even if the joint development program terminates, unless the termination is caused by BP’s failure to make payments to us when due. If BP terminates the joint development program, we may not be successful in entering into an agreement with another strategic partner or otherwise economically exploiting our technology in the defined field, and the continuing rights of Galaxy to exploit our existing technology and technology developed during the joint development program may adversely affect our ability to do so.

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

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with Verenium, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes. As of June 30, 2010, approximately $69 million of the 2007 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” For example, the holders of the 2008 Notes may require us to redeem the 2008 Notes under such circumstances. Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which would also cause an event of default under the 2008 Notes and may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

We may not have adequate funds to pay interest or “make-whole” payments on our 2008 Notes, or to purchase the 2008 Notes at required times.

In February 2008, we completed a private placement of $71 million of 2008 Notes and warrants to purchase our common stock. As of June 30, 2010, approximately $13.0 million of the 2008 Notes remains outstanding. On July 1, 2008, certain terms of all of the outstanding 2008 Notes were modified pursuant to convertible note amendment agreements entered into with certain holders of the 2008 Notes.

We are required to pay interest on the 2008 Notes at the rate of 8% per year, and the 2008 Notes also include a “make-whole” provision whereby, upon any holder’s conversion of the 2008 Notes for common stock, we are obligated to pay such holder an amount equal to the interest foregone over the life of the 2008 Notes based on such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate. The 2008 Notes provide that we may, subject to the satisfaction of certain conditions, pay interest or “make-whole” amounts with shares of our common stock at a 5% discount to the applicable stock price at the time of the interest payment or conversion. As of June 30, 2010, our potential maximum remaining “make-whole” obligation assuming conversion of 100% of the 2008 Notes on that date was approximately $1.8 million, which we may be required to settle in cash if we are unable to satisfy the conditions for paying “make-whole” amounts with shares or the noteholders do not otherwise waive these conditions. Were many holders of our 2008 Notes to convert their 2008 Notes, or if a significant amount were converted at approximately the same time, and we were at that time unable to satisfy the conditions for paying “make-whole” amounts in shares and the noteholders did not otherwise waive those conditions, our cash resources at that time could be insufficient to make the required “make-whole” payments. Also, one holder of 2008 Notes has asserted that certain “make- whole” payments made to it in shares should have been paid in cash, and has filed a lawsuit against us asserting a conversion price of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, rather than $25.56 (and with the recent amendment of the 2008 Notes and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. The lawsuit requests additional shares based on such conversions, damages and declaratory relief. We have disputed the assertions made by that noteholder and believe our positions are correct. However, if we were found to have been required to pay such “make-whole” payments in cash, or were found to have otherwise not satisfied our obligations under the 2008 Notes, we could, among other negative consequences, be required to redeem some or all of the 2008 Notes. The holders of the 2008 Notes may also require us to redeem their 2008 Notes in connection with certain “change of control” events, and any borrowing agreements which we may enter into from time to time may similarly require early repayment of borrowings under circumstances like those constituting a “change of control” under the terms of the 2008 Notes. For example, the holders of the 2007 Notes and 2009 Notes may require us to repurchase, for cash, all or a portion of the 2007 Notes or 2009 Notes, as applicable, in such circumstances. Those agreements may also make our repurchase of 2008 Notes an event of default under the agreements. We may not have sufficient funds to pay any required cash interest or cash “make-whole” payments or repurchase or redemption amounts of the 2008 Notes when due, or any amounts due under other borrowing agreements at the same time such amounts are due under the 2008 Notes or otherwise, and any default under the 2008 Notes or any other borrowing agreements (including the 2007 Notes and 2009 Notes) could cause events of default under our other debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable). Any of these events could cause the maturity of some or all of our debt obligations (including the 2009 Notes, 2008 Notes and the 2007 Notes, as applicable) to be accelerated, and could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations.

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

The 2008 Notes also contain a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations, which could cause further reductions in the $17.89 conversion price for the 2008 Notes should we engage in subsequent issuances that trigger those provisions. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices or future conversion notices at the lower conversion price, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2008 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2008 Notes, including to the extent we obtain waivers from the holders to do so, we will be issuing relatively more shares than if our stock price was at a higher level. For example, in connection with the conversion of $45.9 million in aggregate principal amount of 2008 Notes that occurred between January 1, 2009 and August 6, 2010, we issued approximately 1.9 million shares in partial satisfaction of the related “make-whole” obligations. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2008 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2008 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2008 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2008 Notes into shares of our common stock could depress the price of our common stock.

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

One former holder of our 2008 Notes (the “Disputing Noteholder”) has filed a lawsuit against us asserting that our recent amendment of the 2008 Notes, which became effective on July 6, 2009, failed to amend such noteholder’s 2008 Note (the “Disputed Note”), and that certain actions we have taken that are permitted under the terms of the 2008 Notes, as recently amended, constitute a breach under the Disputed Note.

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

The face value of our total consolidated long-term debt as of June 30, 2010, which includes the 2007 Notes, the 2008 Notes, and the 2009 Notes was approximately $95.7 million, representing approximately 90% of our total capitalization as of such date.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of June 30, 2010, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

Risks Related to our Purchase Agreement with BP

* Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the proposed transaction.

        Consummation of the acquisition under the Purchase Agreement with BP is conditioned upon, among other things, the receipt of all consents and approvals of all governmental authorities required for consummation of the proposed transaction. The requirement for these approvals could delay or prevent the completion of the proposed transaction. Moreover, notwithstanding the expiration of the waiting period under the HSR Act, the Federal Trade Commission, the Department of Justice, a state or private person or entity could seek, under U.S. federal or state antitrust laws, among other things, to enjoin or rescind the proposed transaction. It cannot be assumed that these consents and approvals will be obtained, or that their terms, conditions and timing will not be detrimental to us. If we are unable to consummate the closing of the acquisition during the third quarter of 2010, we may be forced to restructure or significantly curtail our operations, sell assets and/or portions of our business to raise cash, file for bankruptcy or cease operations.

Risks Specific to Our Vertically-Integrated Biofuels Business

If we are unable to consummate the acquisition under the Purchase Agreement, we may not be successful in the development of individual steps in, or an integrated process for, the production of ethanol from cellulosic biomass at commercial scale in a timely or economic manner or at all.

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

If we are unable to consummate the acquisition under the Purchase Agreement with BP, we will rely heavily on future strategic partners to support our biofuels business.

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

If the acquisition of our cellulosic biofuels business under the Purchase Agreement is not consummated and we are successful in producing and marketing cellulosic ethanol, our revenue will be derived primarily from sales of ethanol. Ethanol competes with several other existing products and other alternative products could also be developed for use as fuel additives. An industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol would significantly and adversely affect any sales and/or profitability.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and August 6, 2010, the closing market price of our common stock has ranged from a low of $2.21 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.21 to $81.96. The closing market price of our common stock on June 30, 2010 was $2.35, and the closing price of our common stock on August 6, 2010 was $2.58. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 11% of our outstanding common stock as of June 30, 2010. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 6, 2010, we had 12,379,107 shares of common stock outstanding.

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

* Following the closing, the Company may continue to incur losses for the foreseeable future, and might never achieve profitability.

We have incurred net losses since our inception, including a net loss of approximately $4.5 million and $16.5 million for the three and six months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of approximately $642.4 million. We expect to continue to incur additional losses for the foreseeable future as we pursue our specialty enzymes business, continue to develop independent products and invest in our sales and marketing infrastructure to support anticipated growth in product sales. The extent of our future losses will depend, in part, on the rate of growth, if any, in our contract revenue, future product sales at profitable margins, and on the level of our expenses. To date, most of our revenue has been derived from product sales related to our specialty enzymes business, and we expect that a significant portion of our revenue for 2010 will result from the same sources. Even if the remaining company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

* If the Company loses key personnel following the closing or is unable to attract and retain additional personnel, the Company may be unable to pursue collaborations or develop its own products.

The loss of any key members of the Company’s management or business development or scientific staff following the closing, or failure to attract or retain other key management, business development or scientific employees, could prevent the Company from developing and commercializing other new products and entering into collaborations or licensing arrangements to execute on its business strategy. Recruiting and retaining qualified personnel to perform research and development and commercialization work and to negotiate collaborations and licensing arrangements on behalf of the Company following the closing will be critical to the Company’s success. There is intense competition for qualified managerial, business development and scientific personnel from numerous companies, as well as from academic and government organizations, research institutions and other entities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company – filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) – filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 – filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock – filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

10.1*	Verenium Corporation 2010 Equity Incentive Plan – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2010, and incorporated herein by reference.

10.2*	Agreement dated as of June 2, 2010, by and between the Company and Gerald M. Haines II – filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: August 9, 2010	/S/ JAMES E. LEVINE
James E. Levine
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)