Form 10-Q
period 2010-09-30
VERENIUM CORP
filed 2010-11-09
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of November 5, 2010 was 12,602,368.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$88,938	$24,844
Accounts receivable, net of allowance for doubtful accounts of $141 and $284 at September 30, 2010 and December 31, 2009	8,524	6,558
Inventories, net	4,459	2,586
Prepaid expenses and other current assets	2,970	2,500
Current assets of discontinued operations (including cash and cash equivalents of $7.2 million at December 31, 2009)	—	10,086

Total current assets	104,891	46,574
Property and equipment, net	2,161	4,169
Restricted cash	5,000	10,400
Debt issuance costs and other assets	1,072	2,020
Long term assets of discontinued operations	—	104,759

Total assets	$113,124	$167,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,108	$4,690
Accrued expenses	7,640	5,833
Deferred revenue	1,113	1,365
Current liabilities of discontinued operations	1,845	13,278

Total current liabilities	15,706	25,166
Convertible debt, at carrying value (face value of $74.7 million at September 30, 2010 and $97.9 million at December 31, 2009)	88,969	105,756
Other long term liabilities	901	1,264
Long term liabilities of discontinued operations	1,919	5,534

Total liabilities	107,495	137,720
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock—$0.001 par value; 245,000 shares authorized at September 30, 2010 and December 31, 2009, 12,389 and 11,821 shares issued and outstanding at September 30, 2010 and December 31, 2009	12	12
Additional paid-in capital	608,292	604,571
Accumulated deficit	(602,675)	(630,032)

Total Verenium Corporation stockholders’ equity (deficit)	5,629	(25,449)
Noncontrolling interests in consolidated entities attributed to discontinued operations	—	55,651

Total stockholders’ equity	5,629	30,202

Total liabilities, noncontrolling interest and stockholders’ equity	$113,124	$167,922

Note: The condensed consolidated balance sheet data at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Continuing Operations:
Revenue
Product	$12,233	$11,026	$37,085	$32,094
Collaborative	339	903	1,391	3,369

Total revenue	12,572	11,929	38,476	35,463

Operating expenses:
Cost of product revenue	7,833	7,278	23,179	20,483
Research and development	1,448	1,650	4,124	4,808
Selling, general and administrative	7,838	9,024	21,010	24,594

Total operating expenses	17,119	17,952	48,313	49,885

Loss from continuing operations	(4,547)	(6,023)	(9,837)	(14,422)
Other income and expenses:
Interest and other expense, net	(2,072)	(2,567)	(6,179)	(8,980)
Gain on amendment of 2008 Notes	—	3,977	—	3,977
Gain on debt extinguishment upon conversion of convertible debt	—	2,511	598	8,629
Loss on debt extinguishment	(3,384)	—	(3,384)	—
Gain (loss) on net change in fair value of derivative assets and liabilities	(299)	1,712	(1,017)	5,078

Total other income (expenses), net	(5,755)	5,633	(9,982)	8,704
Loss from continuing operations before income taxes	(10,302)	(390)	(19,819)	(5,718)
Income tax benefit	7,928	—	7,928	—

Net loss from continuing operations	(2,374)	(390)	(11,891)	(5,718)

Discontinued Operations:
Net income (loss) from discontinued operations, net of $56.5 million gain on divestiture of discontinued operations, net of income tax of $9.6 million for the three and nine months ended September 30, 2010	31,980	(10,607)	9,841	(38,715)
Less: Loss attributed to noncontrolling interests in consolidated entities – discontinued operations	10,108	8,705	25,283	25,500

Net income (loss) attributed to Verenium Corporation	$39,714	$(2,292)	$23,233	$(18,933)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.19)	$(0.04)	$(0.97)	$(0.77)

Discontinued operations	$2.59	$(1.18)	$0.80	$(5.19)

Net income (loss) attributed to Verenium Corporation	$3.21	$(0.25)	$1.90	$(2.54)

Shares used in calculating net income (loss) per share, basic and diluted	12,371	9,014	12,231	7,466

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss) attributed to Verenium Corporation	$23,233	$(18,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,787	10,058
Reduction for doubtful accounts	(111)	—
Share-based compensation	1,103	6,354
Gain on amendment of 2008 Notes	—	(3,977)
Gain on extinguishment of debt upon conversion of convertible notes	(598)	(8,629)
Loss on extinguishment of debt	3,384	—
Loss (gain) on net change in fair value of derivative assets and liabilities	1,017	(5,078)
Gain on sale of LC business	(56,478)	—
Loss attributed to noncontrolling interest in consolidated entities	(25,283)	(25,500)
Accretion of debt discount on convertible notes	935	2,591
Non-cash asset impairment charges	1,319	—
Non-cash restructuring charges	312	397
Changes in operating assets and liabilities:
Accounts receivable	(1,883)	(1,058)
Inventory	(1,869)	(792)
Other assets	3,033	(923)
Accounts payable and accrued expenses	392	(2,921)
Deferred revenue	667	(1,403)

Net cash used in operating activities	(41,040)	(49,814)

Investing activities:
Purchases of property, plant and equipment, net	(3,714)	(3,089)
Reduction of cash due to deconsolidation of Vercipia Biofuels upon adoption of new accounting standard	(7,211)	—
Restricted cash	5,400	(360)

Net cash used in investing activities	(5,525)	(3,449)

Financing activities:
“Make-whole” payments on conversion of 2008 Notes	—	140
Principal payments on debt obligations	(18)	(1,136)
Proceeds from sale of common stock	7	270
Proceeds from sale of LC business, net of transaction costs	95,401	—
Repurchase of convertible debt	(20,550)	—
Distributions and proceeds from Galaxy Biofuels LLC	28,608	67,500

Net cash provided by financing activities	103,448	66,774

Net increase in cash and cash equivalents	56,883	13,511
Cash and cash equivalents at beginning of period (includes $7.2 million classified as current assets from discontinued operations as December 31, 2009)	32,055	7,458

Cash and cash equivalents at end of period	$88,938	$20,969

Supplemental disclosure of cash flow information:
Interest paid	$2,411	$4,774

Supplemental disclosure of non-cash operating and financing activities:
Conversion of convertible senior notes to common stock	$2,200	$43,682

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Verenium Corporation (“Verenium” or the “Company”) was incorporated in Delaware in 1992. Since its merger in June 2007 with Celunol Corporation (“Celunol”), a cellulosic ethanol company, the Company has operated in two business segments, biofuels and specialty enzymes. On September 2, 2010, the Company completed the sale of its ligno-cellulosic business (“LC business”) to BP Biofuels North America LLC (“BP”). As part of the sale, BP acquired all of the capital stock of the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation, and became the sole investor in Galaxy Biofuels LLC and Vercipia Biofuels, LLC, the two joint ventures previously formed between the Company and BP. The results of operations net of the gain on sale associated with the LC business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009. See Note 2 for further details. Today, the Company operates in one business segment, industrial enzymes, to enable higher productivity, lower costs, and improved environmental outcomes. The Company has three main product lines: animal health and nutrition, grain processing, and oilseed processing.

Recent Developments

Asset Purchase Agreement and Related Agreements

As noted above and more fully described in Note 2, on September 2, 2010, the Company completed the sale of its LC business to BP, pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010. The transaction resulted in net cash proceeds to the Company of $95.4 million (including $5 million of the purchase price placed in escrow). Pursuant to the terms of the Asset Purchase Agreement, $5 million of the $98.3 million purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential breaches of representations and warranties made by the Company in the Purchase Agreement, most of which survive for a period of 18 months following the closing. The $5 million is shown as long term restricted cash on the Company’s Condensed Consolidated Balance Sheet.

As a result of the acquisition of Verenium Biofuels, BP acquired ownership of the Company’s land, pilot plant and demonstration facility located in Jennings, Louisiana, and became the sole investor in Galaxy Biofuels LLC and Vercipia Biofuels, LLC, the two joint ventures previously formed between the Company and BP.

Debt Repurchase

As more fully described in Note 3, on September 23, 2010, the Company repurchased $13 million in principal amount of its 2008 Notes, as well as $8 million in principal amount of its 2007 Notes. As part of the transaction the note holders released the Company from any and all commitments and indebtedness related to the 2008 and 2007 Notes repurchased. Immediately following the repurchase and as of September 30, 2010, no additional 2008 Notes remain outstanding and the Company had $74.7 million in principal amount of 2007 and 2009 Notes outstanding.

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009; filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010. The results of operations and assets and liabilities associated with the sale of the Company’s LC business have been restated and presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Balance Sheets for current and all prior periods presented.

The Company has incurred a net loss from continuing operations of $2.4 million and $11.9 million for the three and nine months ended September 30, 2010; and has an accumulated deficit of $602.7 million as of September 30, 2010. As more fully described in its Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s independent registered public accounting firm has included an explanatory paragraph in its report on the 2009 financial statements related to the substantial doubt regarding the Company’s ability to continue as a going concern through December 31, 2010. At that time, the Company had insufficient cash and working capital to continue to fund planned operations through December 31, 2010. In connection with the sale of the LC business in September 2010, the Company received net cash proceeds of approximately $95.4 million. To date; the Company has used net proceeds of approximately $20.6 million from the transaction for debt retirement. The Company intends to use the proceeds for continued investment in product development and manufacturing improvement efforts for its enzyme business, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement.

Basis of Consolidation

Upon the completion of the sale of the LC Business, BP acquired all of the capital stock of the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation, and became the sole investor in Galaxy Biofuels LLC and Vercipia Biofuels, LLC, the two joint ventures previously formed by the Company and BP. As a result, the Company’s condensed consolidated financial statements include only the financial statements of Verenium Corporation as of September 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, discontinued operations, and related disclosures. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, its convertible senior notes and income taxes. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Derivative Financial Instruments

The Company’s 2008 Notes and 2009 Notes (see Note 3) and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

Income Taxes

Authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to stockholders’ equity. This allocation is referred to as intra-period tax allocation. Since the sale of the LC business to BP was a discrete event that occurred in the third quarter of 2010, the Company recorded the total amount of estimated income tax expense for discontinued operations in the third quarter of this year. Accordingly, the Company has recorded tax expense of $9.6 million in discontinued operations in the third quarter of 2010. Further, the allocation rules require the Company to gross up this amount by the projected annual tax benefit the Company expects to record as part of the loss from continuing operations in 2010. The Company calculated this benefit by applying the Company’s estimated effective tax rate to the Company’s loss from continuing operations for the quarter. As a result, in the third quarter of 2010, the Company recorded an income tax benefit of $7.9 million.

At September 30, 2010, the Company’s Condensed Consolidated Balance Sheet includes a deferred tax liability of $1.7 million included in long term liabilities of discontinued operations. In the fourth quarter of 2010, this deferred tax liability will be reduced to zero and a benefit from continuing operations will be recorded for the $1.7 million. The income tax benefit the Company records during the fourth quarter of 2010 will reduce the Company’s overall annual income tax expense to zero.

Segment Reporting

The Company operates in one operating segment, industrial enzymes, with multiple products lines. The animal health and nutrition product lines include the Company’s Phyzyme enzyme, the grain processing product line includes the Company’s Fuelzyme, Veretase, Xylathin and Deltazym enzymes, and the oilseed processing product line includes the Company’s Purifine enzyme. The Company also generates nominal product revenue from enzymes outside its three main product lines, for use in other specialty industrial processes.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$88,938	$—	$—	$88,938	$32,055	$—	$—	$32,055

Liabilities:
Derivative – warrants (2)	—	—	328	328	—	—	762	762
Derivative – 2008 Notes compound embedded derivative (3)(5)	—	—	—	—	—	—	1,682	1,682
Derivative – 2009 Notes Compound Embedded Derivative (4)(5)	—	—	4,730	4,730	—	—	2,298	2,298

	$—	$—	$5,058	$5,058	$—	$—	$4,742	$4,742

(1)	Included in cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2009, $7.2 million of cash and cash equivalents is classified as current assets of discontinued operations.

(2)	Represents warrants issued in conjunction with the Company’s 2008 Notes in February 2008 and the Company’s public offering in October 2009. The warrants issued in conjunction with the 2008 Notes had a value of $0 and $70,000 as of September 30, 2010 and December 31, 2009 and were classified in long-term liabilities as part of the convertible debt carrying value, using significant unobservable inputs (Level 3). The warrants issued in conjunction with the Company’s public offering have a value of $328,000 and $692,000 and are classified as a long-term liability at September 30, 2010 and December 31, 2009, using significant unobservable inputs (Level 3).

(3)	Represented the compound embedded derivative included in the Company’s 2008 Notes (see Note 3). The compound embedded derivative included, among other rights, the noteholders’ right to receive “make-whole” amounts. The “make-whole” provision provided that, upon any noteholder’s conversion of the 2008 Notes into common stock, the Company was obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative was included in long term liabilities as part of the convertible debt carrying value at December 31, 2009 on the accompanying Condensed Consolidated Balance Sheet. As further described in Note 3, all of the outstanding 2008 Notes were repurchased during the quarter.

(4)	Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 3). The compound embedded derivative includes, among other rights, the noteholders right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at the greater of $9.60 or the applicable stock price at the time of conversion. The embedded derivative is included in long term liabilities as part of the 2009 Notes carrying value on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009.

(5)	The Company’s compound embedded derivatives are valued using a “lattice” model. The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2008 Notes and 2009 Notes (collectively, the “Notes”). Because the maximizing condition reflects the expected present value of the Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” provisions do not reflect the maximum potential obligation due under such provisions. As such, the potential “make-whole” obligation is $1.8 million under the 2009 Notes, assuming all of the outstanding 2009 Notes as of September 30, 2010 converted at that time.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2010 to September 30, 2010 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2008 Notes Compound Embedded Derivative	Derivative Liability – 2009 Notes Compound Embedded Derivative	Total
Balance at January 1, 2010	$762	$1,682	$2,298	$4,742
Adjustment to fair value included in earnings (1)	155	79	(302)	(68)
Other adjustments (2)	—	(390)	—	(390)

Balance at March 31, 2010	917	1 ,371	1,996	4,284
Adjustment to fair value included in earnings (1)	(740)	(290)	1,816	786

Balance at June 30, 2010	$177	$1,081	$3,812	$5,070
Adjustment to fair value included in earnings (1)	151	(770)	918	299
Extinguishment of debt(3)	—	(311)	—	(311)

Balance at September 30, 2010	$328	$—	$4,730	$5,058

(1)	The derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2008 Notes compound embedded derivative, detachable warrants and 2009 Notes compound embedded derivative were primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates, credit spread and the passage of time as it relates to the “make-whole” amount. For the three and nine months ended September 30, 2010, the net adjustment to fair value resulted in a loss of $0.3 million and $1.0 million and is included in “gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 3).

(2)	Represents decrease in derivative liability because of “make-whole” payments related to the conversion of $2.2 million in face value of the 2008 Notes for the three and nine months ended September 30, 2010 (see Note 3).

(3)	Represents decrease in derivative liability related to the debt repurchase of $13 million in principal amount of the 2008 Notes (see Note 3).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2010, the Company had a total of $1.5 million in deferred revenue, of which $0.9 million was related to funding from collaborative partners and $0.6 million was related to product sales.

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

The Company has contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of one of its enzyme products. Genencor maintains all manufacturing, sales and collection risk on all inventories produced and sold from its facilities. A set royalty based on profit is paid to the Company on all sales. As such, revenue associated with product manufactured for the Company by Genencor is recognized on a net basis equal to the royalty on operating profit received from Danisco, as all the following conditions of reporting net revenue are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk.

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

Computation of Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company had approximately 12,000 and 10,000 unvested restricted shares outstanding as of September 30, 2010 and 2009. For purposes of the computation of net income (loss) per share, the unvested restricted shares are considered contingently returnable shares and are not considered outstanding common shares for purposes of computing net income (loss) per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing net income (loss) per share.

Computation of net income (loss) per share for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Net loss from continuing operations	$(2,374)	$(390)	$(11,891)	$(5,718)
Net income (loss) from discontinued operations	$31,980	$(10,607)	$9,841	$(38,715)
Net income (loss) attributed to Verenium Corporation	$39,714	$(2,292)	$23,233	$(18,933)

Denominator
Weighted average shares outstanding during the period	12,375	9,024	12,234	7,474
Less: Weighted average unvested restricted shares outstanding	(4)	(10)	(3)	(8)

Weighted average shares used in computing basic net income (loss) per share	12,371	9,014	12,231	7,466

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.19)	$(0.04)	$(0.97)	$(0.77)

Discontinued operations	$2.59	$(1.18)	$0.80	$(5.19)

Net income (loss) attributed to Verenium Corporation	$3.21	$(0.25)	$1.90	$(2.54)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net income per share because all such securities are anti-dilutive for all applicable periods presented.

2. Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC Business to BP pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010; for a purchase price of $98.3 million, subject to adjustment as provided in the Asset Purchase Agreement. The transaction resulted in net cash proceeds to the Company of $95.4 million (including $5 million of the purchase price placed in escrow).

In the transaction, BP acquired all of the capital stock of the Company’s wholly-owned subsidiary, Verenium Biofuels, as well as certain assets of the Company, including intellectual property, used in or related to the LC business. The deal included assets and liabilities in both Verenium Corporation and Verenium Biofuels Corporation to form the LC Business. The Company has retained all assets used exclusively in its industrial enzymes business, as well as right to license certain intellectual property as described below.

As a result of the acquisition of Verenium Biofuels, BP acquired ownership of the Company’s land, pilot plant and demonstration plant located in Jennings, Louisiana, and became the sole investor in Galaxy Biofuels LLC and Vercipia Biofuels, LLC, the two joint ventures previously formed between the Company and BP.

Upon the closing of the transaction, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement dated September 2, 2010; for a portion of the San Diego facilities which the Company will continue to occupy for a period of up to two years at the discretion of the Company. The Company retains the lease to its executive offices in Cambridge, Massachusetts.

Pursuant to the terms of the Asset Purchase Agreement, $5 million of the $98.3 million purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential breaches of representations and warranties made by the Company in the Asset Purchase Agreement, most of which survive for a period of 18 months following the closing. The Company is not required to make any indemnification payments until aggregate claims exceed $2 million, and then only with respect to the amount by which claims exceed that amount. The Company’s maximum indemnification liability is generally capped at $10 million with respect to most representations.

In accordance with the Asset Purchase Agreement, certain employees of the Company whose services were used in the biofuels business were transferred to BP at closing. The Company and BP entered into reciprocal Transition Services Agreements dated September 2, 2010; with respect to the provision of certain transitional support services for a period of two years following the closing. An analysis of these Transition Service Agreements was performed by the Company and determined they were not material and therefore did not represent significant continuing obligations to preclude discontinued operations treatment.

Additionally, the Company and BP entered into license agreements dated September 2, 2010; pursuant to which the Company granted BP a license to certain intellectual property retained by the Company, and BP granted a license to the Company to certain intellectual property acquired by BP. With respect to most of such intellectual property, the licenses are nonexclusive, worldwide, perpetual, royalty-free and sublicensable, subject to certain field-of-use restrictions in the case of the license to BP. The parties also entered into a sublicense agreement dated September 2, 2010; pursuant to which the Company received a sublicense to certain intellectual property acquired by BP that is licensed from a third party, as well as a Joint Intellectual Property Agreement dated September 2, 2010; governing the joint ownership by BP and the Company of certain intellectual property in which each of BP and the Company have an equal, undivided joint ownership interest following the closing of the transaction.

Pursuant to the terms of the Asset Purchase Agreement, at closing the Company and BP also entered into non-competition agreements dated September 2, 2010; which restrict the parties’ respective activities in which they may engage for certain time periods following the closing, impose confidentiality obligations with respect to proprietary information acquired from each other, and prohibit the solicitation of the each other’s employees for a period of two years following the closing.

The Company’s continuing operations focuses on the development, manufacturing and sale of industrial enzymes within the animal health and nutrition, grain processing, and oilseed processing industries.

Revenue and expenses allocated to discontinued operations for the three and nine months ended September 30, 2010 and 2009 were limited to revenue and expenses that were directly related to the discontinued operation, the LC business, or that were eliminated as a result of the sale of the LC business. As a result, certain indirect costs that were previously allocated to our biofuels operating segment were not allocated to discontinued operations.

The results of operations from discontinued operations for the three and nine months ended September 30, 2010 and 2009 are set forth below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Grant	$441	$6,612	$7,478	$13,621
Collaborative	46	69	185	208

Total revenue	487	6,681	7,663	13,829

Operating expenses:
Research and development	10,515	14,864	37,813	45,653
Selling, general and administrative	4,822	2,424	6,839	6,891

Total operating expenses	15,337	17,288	44,652	52,544

Loss from discontinued operations	(14,850)	(10,607)	(36,989)	(38,715)
Gain on sale of LC Business	56,478	—	56,478	—
Income tax provision	(9,648)	—	(9,648)	—

Net income (loss) from discontinued operations	$31,980	$(10,607)	$9,841	$(38,715)

The Company recognized a gain of $56.5 million upon the sale of the LC Business, which is reflected in the line item “Net income(loss) from discontinued operations” on the Company’s Condensed Consolidated Statement of Operations. The gain was calculated as the difference between the consideration received plus the carrying amount of the noncontrolling interest and the net carrying amount of the purchased assets and assumed liabilities. The following sets forth the net assets and liabilities and calculation of the gain the sale as of the disposal date (in thousands):

Consideration received	$98,300
Noncontrolling interest in Galaxy Biofuels LLC	43,588

141,888

Carrying value of assets:
Assets	101,199
Liabilities	(15,789)

Carrying value	85,410

Gain on sale of LC business	$56,478

3. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	September 30, 2010
	2009 Notes	2007 Notes	Total
Principal value	$13,707	$61,033	$74,740
Debt premium, net	9,499	—	9,499
Derivative liabilities (1)	4,730	—	4,730

Total Carrying value	$27,936	$61,033	$88,969

	December 31, 2009
	2009 Notes	2008 Notes	2007 Notes	Total
Principal value	$13,707	$15,201	$69,033	$97,941
Debt premium (discount), net	9,812	(6,047)	—	3,765
Derivative liabilities (1) (2)	2,298	1,752	—	4,050

Total Carrying value	$25,817	$10,906	$69,033	$105,756

(1)	Represents the 2009 Notes’ compound embedded derivative. The Company has the intent and the ability as of September 30, 2010 to settle the warrants and 2009 Notes’ “make-whole” provisions in shares of common stock. As such, the asserted derivative liability is included in the 2009 Notes’ carrying value on its consolidated financial statements at September 30, 2010.

(2)	Represents the 2008 Notes’ compound embedded derivative and related warrants.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in face value of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 2008 Notes and 2009 Notes. As of September 30, 2010, the Company had $61 million in face value outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 13.02 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $76.80 per share. The total common shares that would be issued assuming conversion of the entire $61 million in 2007 Notes is 0.8 million shares.

On or after April 5, 2012, the Company may, at its option, redeem the 2007 Notes, in whole or in part, for cash at redemption price equal to 100% of the principal amount of the 2007 Notes to be redeemed; plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their 2007 Notes at a purchase price in cash equal to 100% of the principal amount of the 2007 Notes to be purchased; plus any accrued and unpaid interest to the purchase date. Holders may also require the Company to repurchase all or a portion of their 2007 Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2007 Notes to be repurchased; plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2007 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other long-term assets on the accompanying Condensed Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

On September 23, 2010, the Company repurchased $8 million of principal of the 2007 Notes at a value of approximately 85% of the face value. A total cash payment, principal and accrued interest, of $7.0 million was paid to this holder of the notes. As part of the transaction the note holders released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased. A gain on debt extinguishment of $1.1 million was recognized representing the difference between the carrying value of the 2007 Notes repurchased of $7.9 million and the repurchase price of $6.8 million.

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

On September 23, 2010, the Company repurchased the remaining $13 million of principal of the 2008 Notes. No additional 2008 Notes remain outstanding after this transaction. A cash payment of $13.8 million, excluding accrued interest, was paid to the holders of the notes. As part of the transaction the note holders released the Company from any and all commitments and indebtedness related to the 2008 Notes repurchased. The Company determined the repurchase of the debt constitutes a debt extinguishment. As such; the Company recorded a loss on extinguishment of approximately $4.5 million representing the difference between the purchase price of $13.8 million and carrying value of $9.3 million calculated as follows as of the date of the repurchase (in thousands):

Principal	$13,000
Debt discount	(3,944)
Compound Embedded Derivative	311
Issuance Costs	(98)

Carrying Value	9,269

Repurchase price	13,750

Loss on debt extinguishment	$(4,481)

Since inception through extinguishment on September 23, 2010, holders of the 2008 Notes have converted principal in the amount of $58.0 million into approximately 4.2 million shares of the Company’s common stock, including approximately 2.0 million shares to satisfy a portion of the related “make-whole” obligations.

For the nine months ended September 30, 2010 and 2009, the Company recorded a gain on conversion of $0.6 million and $8.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the nine months ended September 30, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the nine months ended September 30, 2010, the Company issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes that were converted and related “make-whole” payments. The carrying value of the converted 2008 Notes for the nine months ended September 30, 2009 was equal to $42.7 million of principal less the unamortized debt discount and issuance costs, which totaled $31.9 million, as of the conversion date. During the nine months ended September 30, 2009, we issued a total of 3.6 million shares with a total market value as of the dates of conversion of $23.3 million to settle the 2008 Notes and “make-whole” payments.

The detachable warrants issued in connection with the 2008 Notes, were not repurchased and are still outstanding. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009 and public offering of common stock and warrants in October 2009, the number of shares issuable upon exercise of the warrants increased to approximately 1.0 million shares of the Company’s common stock and the exercise price was $36.62.

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

The 2009 Notes bear interest at 9% per year, payable in cash, or at the option of the Company, in shares of common stock or a combination thereof, semi-annually, and are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make- whole fundamental change” that occurs before April 5, 2012; may in certain circumstances; be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than $7.32 per share. The total common shares that would be issued assuming conversion of the entire $13.7 million in 2009 Notes is 1.4 million shares, excluding common shares to be issued for potential “make-whole” payments.

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

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2009 Notes. Because the maximizing condition reflects the expected present value of the 2009 Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation would have been $1.8 million if all of the outstanding 2009 Notes as of September 30, 2010 had converted on that date.

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

The fair value of the compound embedded derivative is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility, expected life, interest rates, credit spread and the passage of time as it relates to the “make-whole” amount. For the three and nine months ended September 30, 2010, the net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a loss of $0.9 million and $2.4 million.

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
5.5% coupon interest, payable in cash	$944	$1,230	$2,843	$3,953
Non-cash amortization of debt issuance costs	149	218	446	682

2007 Notes Total	1,093	1,448	3,289	4,635

8% coupon interest, payable in cash or common stock	248	407	767	2,249
Non-cash accretion of debt discount(1)	427	534	1,245	2,623
Non-cash amortization of debt issuance costs	16	51	51	225

2008 Notes Total	691	992	2,063	5,097

9% coupon interest, payable in cash or common stock	308	103	925	103
Non-cash amortization of debt premium(2)	(106)	(32)	(310)	(32)

2009 Notes Total	202	71	615	71

(1)	The initial debt discount related to the 2008 Notes’ compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount was included in the carrying value of the 2008 Notes on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2009. As described above, all of the outstanding 2008 Notes were repurchased in September 2010.

(2)	The initial debt premium relates to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.

4. Balance Sheet Details

Inventory

Inventory is recorded at standard cost on a first-in, first-out (FIFO) basis. Inventory consists of the following (in thousands) as of:

	September 30, 2010	December 31, 2009
Raw materials	$550	$371
Work in progress	243	319
Finished goods	3,791	2,096

	4,584	2,786
Reserve	(125)	(200)

Net inventory	$4,459	$2,586

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

Property and equipment consist of the following (in thousands) as of:

	September 30, 2010	December 31, 2009
Laboratory, machinery and equipment	$22,246	$22,624
Computer equipment	2,042	2,019
Furniture and fixtures	981	1,182
Leasehold improvements	570	1,748

Property and equipment, gross	25,839	27,573
Less: Accumulated depreciation and amortization	(23,678)	(23,404)

Property and equipment, net	$2,161	$4,169

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years

Leasehold improvements are amortized using the shorter of the estimated useful life or remaining lease term.

Accrued expenses

Accrued liabilities consist of the following (in thousands) as of:

	September 30, 2010	December 31, 2009
Employee compensation	$2,761	$1,015
Accrued interest on convertible notes	2,295	1,671
Professional and outside services	1,533	1,310
Royalties	619	1,499
Other	432	338

	$7,640	$5,833

Current liabilities of discontinued operations as of September 30, 2010 includes $1.5 million related to employee severance in connection with the sale of the LC business as well as approximately $0.3 million in restructuring charges related to the office space in Cambridge as further described in Note 7.

5. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 61% and 66% of total revenue from continuing operations for the three months ended September 30, 2010 and 2009 and 64% and 67% for the nine months ended September 30, 2010 and 2009. Accounts receivable from this one customer comprised approximately 66% of accounts receivable at September 30, 2010 and 58% at December 31, 2009.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
North America	$2,712	$3,332	$9,345	$10,799
Europe	7,688	6,687	23,300	19,519
South America	1,690	1,675	5,035	4,458
Asia	482	235	796	687

	$12,572	$11,929	$38,476	$35,463

The Company manufactures and sells enzymes within three main product lines. The Animal Health and Nutrition product lines include the Company’s Phyzyme enzyme, the Grain Processing product line includes the Company’s Fuelzyme, Veretase, Xylathin and Deltazym enzymes, and the Oilseed Processing product line includes the Company’s Purifine enzyme. The Company also generates nominal product revenue from enzymes outside its three main product lines, for use in other specialty industrial processes.

The following table sets forth revenues by individual product line that account for 10% or greater of product revenues (in thousands):

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	2010	% of Product Revenue	2009	% of Product Revenue	2010	% of Product Revenue	2009	% of Product Revenue
Revenues:
Animal health and nutrition	$7,696	63%	$7,919	72%	$24,537	66%	$23,846	74%
Grain processing	3,364	27%	2,524	23%	9,605	26%	7,016	22%
All other products	1,173	10%	583	5%	2,943	8%	1,232	4%

Total product revenue	$12,233	100%	$11,026	100%	$37,085	100%	$32,094	100%

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of assets held at Fermic reported on the Company’s Condensed Consolidated Balance Sheet totals approximately $1.4 million at September 30, 2010 and $2.4 million at December 31, 2009.

6. Share-based Compensation

The Company recognized share-based compensation expense for continuing operations of $0.3 million and $0.8 million during the three months ended September 30, 2010 and 2009, and $0.8 million and $3.9 million during the nine months ended September 30, 2010 and 2009. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Continuing Operations:
Research and development	$4	$34	$7	$157
Selling, general and administrative	260	810	817	3,792

	$264	$844	$824	$3,949

Discontinued Operations:
Research and development	$4	$269	$40	$1,916
Selling, general and administrative	56	136	239	489

	$60	$405	$279	$2,405

	$324	$1,249	$1,103	$6,354

As of September 30, 2010, there was $1.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. All employees with outstanding unvested options that were assumed by BP as part of the sale of the LC business were cancelled. This remaining expense is expected to be recognized over a weighted-average period of 1.8 years as follows (in thousands):

Fiscal Year 2010 ( October 1, 2010 to December 31, 2010)	$215
Fiscal Year 2011	749
Fiscal Year 2012	638
Thereafter	154

$1,756

7. Restructuring

The Company’s executive offices are located in a 21,000 square foot area in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. Prior to the sale of the LC business on

September 2, 2010, the office space was used by both the Company’s corporate management and by employees exclusively supporting the LC business. In connection with the sale of the LC business the Company completed on September 2, 2010, the majority of the space in the Cambridge office was vacated and is no longer used. As such, and in accordance with authoritative accounting guidance, the date the space was vacated and therefore, the cease-use date, is determined to be September 2, 2010. A liability in the amount of $0.5 million was recorded representing the present value of the remaining lease term, net of estimated sublease, for the vacated space. The liability was classified into discontinued operations on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010 as the vacated space was previously attributed to employees focused exclusively on the LC business. Additionally, the related leasehold improvements for the vacated space of approximately $0.6 million were expensed as of the cease-use date.

8. Commitments

Letter of Credit

As part of the sale of the LC business and BP’s assumption of the Company’s San Diego facility lease, the Company is no longer required to maintain a letter of credit. As such, restricted cash of $10.7 million was released and became available for use in operations which had previously been in place pursuant to the Company’s former facility lease agreement.

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

Forward-looking statements applicable to our business generally include statements related to:

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	our ability to continue as a going concern;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins;

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of our products;

•	our expected future research and development expenses, sales and marketing expenses, and general and administrative expenses;

•	the effects of governmental regulation and programs on our business and financial results;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements, grants and licenses granted to third parties and our ability to maintain our collaborative relationships with third parties;

•	our ability to repay our outstanding debt;

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

Overview

Since our merger in June 2007 with Celunol Corporation (“Celunol”), a cellulosic ethanol company, we have operated in two business segments, biofuels and specialty enzymes. On September 2, 2010, we completed the sale of our ligno-cellulosic business unit (“LC business”) to BP Biofuels North America LLC (“BP”) focusing the Company on our historical strengths in enzyme development. As part of the sale, BP acquired all of the capital stock of our wholly-owned subsidiary, Verenium Biofuels Corporation, as well as assets, including intellectual property, used in or related to the LC business. We retained all assets used exclusively in our industrial enzymes business. Today, we operate in one business segment, industrial enzymes, to enable higher productivity, lower costs, and improved environmental outcomes. We have three main product lines: animal health and nutrition, grain processing, and oilseed processing. We believe the most significant commercial opportunity for our business will be derived from continued sales, and gross product margins from our existing portfolio of enzyme products.

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 18 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of our proprietary technologies, which include capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, and oilseed processing. We have current collaborations and agreements with key partners such as Bunge Oils, Alfa Laval, Danisco Animal Nutrition, and WeissBioTec (formerly Add Foods), each of which complement our internal technology, product development efforts, and distribution efforts.

We own or have rights to a substantial intellectual property estate comprising more than 300 issued patents and more than 400 pending patents as of September 30, 2010. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

We have incurred net losses since our inception. For the three and nine months ended September 30, 2010, we had a net loss from continuing operations, of $2.4 million and $11.9 million, and as of September 30, 2010, we had an accumulated deficit of approximately $602.7 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses in the near term as a result of any combination of one or more of the following:

•	maintaining or increasing our sales and marketing infrastructure;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields; and

•	continued research and development expenses for the progression of internal product candidates.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

As more fully described in the Risk Factors beginning on page 34, Liquidity and Capital Resources beginning on page 28 and Note 1 of the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the uncertainty in our ability to continue as a going concern through December 31, 2010. At that time, we had insufficient cash and working capital to continue to fund planned operations through December 31, 2010. In connection with the sale of our LC business in September 2010 as described below, we obtained net cash proceeds of approximately $95.4 million. To date the Company has used net proceeds of approximately $20.6 million from the transaction for debt retirement. We intend to use the net proceeds of this offering for continued investment in product development and manufacturing improvement efforts for our industrial enzyme business, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement.

Recent Strategic Events

Asset Purchase Agreement and Related Agreements

As noted above, on September 2, 2010, we completed the sale of our LC business to BP, pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010. The transaction resulted in estimated net cash proceeds to us of $95.4 million (including $5 million of the purchase price placed in escrow).

In the transaction, BP acquired all of the capital stock of our wholly-owned subsidiary, Verenium Biofuels, as well as assets of the Company, including intellectual property used in or related to the LC business. We retained all assets used exclusively in our industrial enzymes business.

The results of operations and assets and liabilities associated with the sale of our LC business have been restated and presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Balance Sheets for current and all prior periods presented.

Debt Repurchase

On September 23, 2010, we announced our repurchase of $13 million in principal amount of our 2008 Notes, as well as $8 million in principal amount of our 2007 Notes. As part of the transaction the noteholders released us from any and all commitments and indebtedness related to the 2008 and 2007 Notes repurchased. Immediately following the repurchase and as of September 30, 2010, no additional 2008 Notes remain outstanding and we had $74.7 million in principal amount of 2007 and 2009 Notes outstanding.

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the periods ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Revenues:
Animal health and nutrition	$7,696	$7,919	(3)%	$24,537	$23,846	3%
Grain processing	3,364	2,524	33%	9,605	7,016	37%
All other products	1,173	583	101%	2,943	1,232	139%

Total product	12,233	11,026	11%	37,085	32,094	16%
Collaborative	339	903	(62)%	1,391	3,369	(59)%

Total revenues	$12,572	$11,929	5%	$38,476	$35,463	8%

Revenues increased 5%, or $0.6 million, to $12.6 million for the three months ended September 30, 2010 and 8%, or $3.0 million, to $38.5 million for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2010, our revenue mix continued to shift to a larger percentage of product revenues, consistent with our strategy to grow product sales, and de-emphasize collaborations that are not core to our strategic market focus. Product revenues represented 97% and 96% of total revenues for the three and nine months ended September 30, 2010, as compared to 92% and 90% for the three and nine months ended September 30, 2009.

Product revenues increased $1.2 million, or 11%, for the three months ended September 30, 2010 and $5.0 million, or 16%, for the nine months ended September 30, 2010 as compared to the same periods in 2009. This increase was primarily due to an increase in revenues from our newer enzyme products in our grain processing product line, which continued to gain acceptance in the grain ethanol markets. In addition, our Purifine enzyme for the soybean oil processing market achieved moderate revenue growth over 2009, resulting from Purifine deployment by Molinos in Argentina under the supply agreement we announced in March 2010, as well as our Bunge agreements. Our Fuelzyme enzyme found within our grain processing product line also returned to revenue levels achieved in the first quarter of 2009, indicating both a recovery in the corn ethanol market as well as continued demand for this product.

Net revenues from our product line, animal health and nutrition, in the third quarter of 2010 decreased $0.2 million, or 3%, compared to the same period in 2009, and represented approximately 63% of total product revenues for the three months ended September 30, 2010 and 72% for the comparable period in 2009. Net revenues from the only animal health and nutrition product, Phyzyme, for the nine months ended September 30, 2010 increased $0.7 million, or 3%, compared to the same period in 2009, and represented approximately 66% of total product revenues for the nine months ended September 30, 2010 and 74% for the comparable period in 2009. Although we expect that Phyzyme will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme will remain flat or gradually decrease in future periods. This is largely due to our method of revenue recognition for Phyzyme product sales. We manufacture most of our enzyme products through a manufacturing facility in Mexico City owned by Fermic S.A., or Fermic. We also have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme. We recognize revenue from Phyzyme that is manufactured by Genencor in an amount equal to the royalty received from Danisco, as compared to the full value of the manufacturing costs plus the royalty on operating profit we currently recognize for Phyzyme we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme, it does have a negative impact on the gross product revenue we recognize for Phyzyme as the volume of Phyzyme manufactured by Genencor increases. We expect over time a greater proportion of our Phyzyme manufacturing will transition to Genencor resulting in lower reported Phyzyme product revenue; however, we believe this will make available existing capacity to accommodate expected growth for our other enzyme products, which we expect will generate higher gross margins than Phyzyme over time.

While we cannot be certain that demand for our enzyme products and resulting sales will continue to meet expectations, during 2010 we have seen indications of recovery from the worldwide recession, which we believe have positively impacted our revenues. In particular:

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

•

A primary market for Purifine, used for soybean oil processing, is Latin America, which had suffered drought, political upheaval over taxes on agricultural exports, and overall challenging market conditions over the last two years. As a result, adoption of Purifine in the region was delayed, thus Purifine revenue was below expectations for 2009. Recently, however, Purifine has gained strong commercial traction, which we expect to continue in the foreseeable future. Most notably, we have seen strong demand for Purifine under our long-term contract with Molinos, operator of the world’s largest soybean processing plant in Argentina.

Collaborative revenue decreased 62%, or $0.6 million, to $0.3 million for the three months ended September 30, 2010 and 59%, or $2.0 million, to $1.4 million for the nine months ended September 30, 2010. We anticipate that collaborative revenue will continue to represent a small component of our revenue in 2010, due in large part to a decrease in revenue related to wind-down of projects with existing strategic collaborators. We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, as well as regulatory approval timelines for new products.

Product Gross Profit & Margin

Product gross profit and margin for the periods ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Product revenue	$12,233	$11,026	11%	$37,085	$32,094	16%
Cost of product revenue	7,833	7,278	8%	23,179	20,483	13%

Product gross profit	4,400	3,748	17%	13,906	11,611	20%
Product gross margin	36%	34%		37%	36%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased $0.6 million, or 8%, to $7.8 million for the three months ended September 30, 2010 and increased $2.7 million, or 13%, to $23.2 million for the nine months ended September 30, 2010. The increases in cost of product revenue from the comparable periods in the prior year is primarily due to higher rental expense for incremental fermentation capacity to support the expansion of product mix combined with higher revenue.

Our cost of product revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to better accommodate our enzyme recovery capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. We further expanded our fermentation capacity during the third quarter of 2010, which will increase fixed manufacturing costs by an additional $0.7 million per quarter. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products like Purifine, as we optimize the manufacturing process for each particular product.

Product gross margin totaled $4.4 million, or 36% of product revenue, for the three months ended September 30, 2010, compared to $3.7 million, or 34% of product revenue, for the three months ended September 30, 2009 and $13.9 million, or 37% of product revenue, for the nine months ended September 30, 2010, compared to $11.6 million, or 36% of product revenue, for the nine months ended September 30, 2009. Gross margin percentage increased primarily due to improved fixed costs leverage on higher revenue, resulting from increased demand and expansion of product mix partially offset by unfavorable manufacturing yields.

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

Operating Expenses

Research and development and selling, general and administrative expenses for the periods ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Research and development	$1,448	$1,650	(12)%	$4,124	$4,808	(14)%
Selling, general and administrative expenses	7,838	9,024	(13)%	21,010	24,594	(15)%

Total operating expenses	$9,286	$10,674	(13)%	$25,134	$29,402	(15)%

Operating expenses for the three months ended September 30, 2010 decreased $1.4 million, or 13%, to $9.3 million (including share-based compensation of $0.3 million) compared to $10.7 million (including share-based compensation of $0.8 million) for the three months ended September 30, 2009. Operating expenses for the nine months ended September 30, 2010 decreased $4.3 million, or 15%, to $25.1 million (including share-based compensation of $0.8 million) compared to $29.4 million (including share-based compensation of $3.9 million) for the nine months ended September 30, 2009. Excluding the impact of share-based compensation, total operating expenses decreased $0.9 million and $1.2 million for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to $2.1 million of debt issuance costs during the third quarter of 2009 related to our 2007 Notes exchange and 2008 Notes amendment, partially offset by $1.4 million bonus expense paid and expensed during the third quarter of 2010.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

For the three and nine months ended September 30, 2010, we estimate that approximately 75% and 62% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product development, and that approximately 25% and 38% were spent on research activities funded in whole or in part by our partners. For the three and nine months ended September 30, 2009, we estimate that approximately 65% and 74% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 35% and 26% were spent on research activities funded by our collaborations and grants.

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

•

We have product candidates and technologies in various stages of development related to collaborations and grants as well as internally developed products and technologies. At any time, we may modify our strategy and pursue additional collaborations for the development and commercialization of some products and technologies that we had intended to pursue independently; and

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

Research and development expenses include costs related to ongoing bioprocess development and manufacturing process yield improvements, funded support for research collaborations and to a lesser extent, early stage product development. Our research and development expenses decreased $0.2 million to $1.4 million (including share-based compensation of $4,000) for the three months ended

September 30, 2010, and decreased $0.7 million to $4.1 million (including share-based compensation of $7,000) for the nine months ended September 30, 2010 compared to $1.7 million and $4.8 million (including share-based compensation of $34,000 and $0.2 million) for the comparable periods in 2009. Excluding the impact of share-based compensation, total research and development expenses decreased $0.2 million and $0.6 million for the three and nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to $0.2 million bonus expense paid and expensed during the third quarter of 2010. Due to limited capital resources, challenging economic conditions, and a focus on biofuels technology development, we have not spent significant resources on early stage product development for the past three years. Beginning in the fourth quarter 2010, additional strategic investment will be focused on the development and commercialization of our product pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.2 million, or 13%, to $7.8 million (including share-based compensation of $0.3 million) for the three months ended September 30, 2010 and decreased $3.6 million, or 15%, to $21.0 million (including share-based compensation of $0.8 million) for the nine months ended September 30, 2010. Excluding the impact of share-based compensation, selling, general and administrative expenses decreased $0.6 million for the three and nine months ended September 30, 2010 as compared to the same period in 2009. The decrease during the three and nine months ended September 30, 2010 was primarily due to $2.1 million of debt issuance costs during the third quarter of 2009 related to our 2007 Notes exchange and 2008 Notes amendment, partially offset by $1.2 million of bonus expense paid and expensed during the third quarter of 2010.

Share-Based Compensation Charges

We recognized $0.3 million and $0.8 million in share-based compensation expense for our share-based awards during the three months ended September 30, 2010 and 2009 and $0.8 million and $3.9 million during the nine months ended September 30, 2010 and 2009. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$4	$34	$7	$157
Selling, general and administrative	260	810	817	3,792

	$264	$844	$824	$3,949

Share-based compensation decreased $0.6 million and $3.1 million for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, primarily related to the acceleration of a all non executive restricted stock awards during the third quarter of 2009, as well as the acceleration of a group of performance-based options held by certain executives during the second quarter of 2009 and the suspension of our employee stock purchase plan during the first quarter of 2009. We further note in connection with the sale of our LC business, several option cancellations occurred during the third quarter 2010 as a result of employee transfers and terminations decreasing expense, and a further decrease in expense attributed to the longer vesting periods due to our option exchange during 2009, offset by a company-wide grant made during the third quarter.

Interest and other expense, net

Interest expense was $2.1 million and $6.3 million for the three and nine months ended September 30, 2010 compared to $2.6 million and $9.1 million. The decrease in interest expense from the comparable periods in 2009 was primarily attributed to the decrease in the outstanding principal amount of the 2008 Notes from conversions and exchange of our 2007 Notes for 2009 Notes in September 2009. Total interest expense for the three and nine months ended September 30, 2010 and 2009 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
5.5% coupon interest, payable in cash	$944	$1,230	$2,843	$3,953
Non-cash amortization of debt issuance costs	149	218	446	682

2007 Notes Total	1,093	1,448	3,289	4,635

8% coupon interest, paid in cash	248	407	767	2,249
Non-cash accretion of debt discount	427	534	1,245	2,623
Non-cash amortization of debt issuance costs	16	51	51	225

2008 Notes Total	691	992	2,063	5,097

9% coupon interest, payable in cash or common stock	308	103	925	103
Non-cash amortization of debt premium	(106)	(32)	(310)	(32)

2009 Notes Total	202	71	615	71

Other	98	91	318	325
Capitalized interest	—	—	—	(1,039)

Total interest expense	$2,084	$2,602	$6,285	$9,089

Gain on Amendment of 2008 Notes

In connection with the amendment of the 2008 Notes in September 2009, the 2008 Notes conversion price was reduced from $25.56 to $20.88 and the anti-dilution protection included in the 2008 Notes was changed from full ratchet anti-dilution protection to, in most cases, a version of broad-based weighted average anti-dilution protection, subject to certain limitations. Pursuant to authoritative guidance, we determined that the amendment qualified as a liability extinguishment, and recorded a gain on the amendment of $4.0 million, equal to the difference between the fair value of the 2008 Notes compound embedded derivative before and after the amendment.

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

For the nine months ended September 30, 2010 and 2009, we recorded a gain on conversion of $0.6 million and $8.6 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the nine months ended September 30, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the nine months ended September 30, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes that were converted and related “make-whole” payments. The carrying value of the converted 2008 Notes for the nine months ended September 30, 2009 was equal to $42.7 million of principal less the unamortized debt discount and issuance costs, which totaled $31.9 million, as of the conversion date. During the nine months ended September 30, 2009, we issued a total of 3.6 million shares with a total market value as of the dates of conversion of $23.3 million to settle the 2008 Notes and “make-whole” payments.

Loss on Debt Extinguishment

On September 23, 2010, we repurchased $21 million in principal amount of our 2008 and 2007 Notes for a total of $20.6 million in cash, excluding accrued interest as of the closing date. The repurchase allowed us to simplify our capital structure as well as avoid any potential further dilution through conversions. The repurchase qualified for debt extinguishment accounting resulting in a loss of approximately $3.4 million for the three and nine months ended September 30, 2010 representing the difference between the purchase price of $20.6 million and carrying value of $17.2 million calculated as follows (in thousands):

	2008 Notes	2007 Notes	Total
Principal	$13,000	$8,000	$21,000
Debt discount	(3,944)	—	(3,944)
Compound Embedded Derivative	311	—	311
Issuance Costs	(98)	(103)	(201)

Carrying Value	9,269	7,897	17,166

Repurchase price	13,750	6,800	20,550

Gain (loss) on debt extinguishment	$(4,481)	$1,097	$(3,384)

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes’ compound embedded derivative are recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $0.3 million and $1.0 million for the three and nine months ended September 30, 2010 compared to a net gain of $1.7 million and $5.1 million for the three and nine months ended September 30, 2009 related to the change in fair value of our recorded derivative asset and liabilities.

Net Income (Loss) from Discontinued Operations

As noted above, on September 2, 2010, we completed the sale of the LC business to BP pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010 for a purchase price of $98.3 million, subject to a working capital adjustment as provided in the Purchase Agreement. The transaction resulted in net cash proceeds to the Company of $95.4 million (including $5 million of the purchase price placed in escrow). As such, the legacy LC business current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations.

For the three and nine months ended September 30, 2010, net income from discontinued operations was $32 million and $9.8 million and included a $56.5 million gain on sale of the LC business, net of tax provision of $9.6 million. For the three and nine months ended September 30, 2009, net loss from discontinued operations was $10.6 million and $38.7 million.

Income Tax Benefit

Authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to stockholders’ equity. This allocation is referred to as intra-period tax allocation. Since the sale of the LC business to BP was a discrete event that occurred in the third quarter of 2010, we recorded the total amount of estimated income tax expense for discontinued operations in the third quarter of this year. Accordingly, we recorded tax expense of $9.6 million in discontinued operations in the third quarter of 2010. Further, the allocation rules require us to gross up this amount by the projected annual tax benefit we expects to record as part of the loss from continuing operations in 2010. We calculated this benefit by applying our estimated effective tax rate to our loss from continuing operations for the quarter. As a result, in the third quarter of 2010, we recorded an income tax benefit of $7.9 million.

At September 30, 2010, the our Condensed Consolidated Balance Sheet includes a deferred tax liability of $1.7 million included in long term liabilities of discontinued operations. In the fourth quarter of 2010, this deferred tax liability will be reduced to zero and a benefit from continuing operations will be recorded for the $1.7 million. The income tax benefit we record during the fourth quarter of 2010 will reduce our overall annual income tax expense to zero.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of September 30, 2010, we had an accumulated deficit of approximately $602.7 million.

Capital Requirements

As of September 30, 2010, we had available cash and cash equivalents of approximately $88.9 million. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our operations, in October 2009 we raised approximately $12.2 million in net cash proceeds from an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock, and in September 2010 raised approximately $95.4 million net of transaction costs through the sale of our LC business.

As more fully described in Note 3 of our Condensed Consolidated Financial Statements, on or after April 5, 2012, the holders of the 2007 and 2009 Notes have the right to require us to purchase the 2007 and 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to the redemption date.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, our independent registered public accounting firm has included an explanatory paragraph in its report on our 2009 financial statements related to the substantial doubt regarding our ability to continue as a going concern through December 31, 2010. At that time, we had insufficient cash and working capital to continue to fund planned operations through December 31, 2010. In connection with the sale of our LC business in September 2010, we obtained net cash proceeds of approximately $95.4 million. To date we have used net proceeds of approximately $20.6 million from the transaction for debt retirement. We intend to use the proceeds for continued investment in product development and manufacturing improvement efforts, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement.

Balance Sheet

Our consolidated assets have decreased by $54.8 million, to $113.1 million at September 30, 2010 from $167.9 million at December 31, 2009, attributable primarily to the sale of our LC business to BP offset by an increase in cash for the proceeds of the sale of $95.4 million, net of transaction costs.

Our consolidated liabilities have decreased by $30.2 million, to $107.5 million at September 30, 2010 from $137.7 million at December 31, 2009, primarily attributable to the sale of our LC business to BP and the debt repurchase of $21 million in principal of our 2007 and 2008 Notes.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities used cash of $41.0 million for the nine months ended September 30, 2010. Our cash used in operating activities consisted primarily of cash used to fund our discontinued operations, efforts in cellulosic ethanol technology process development and commercialization, which was partially offset by proceeds from BP’s capital contributions to Galaxy which are included in financing activities described below.

Our investing activities used cash of $5.5 million for the nine months ended September 30, 2010. Our investing activities included the impact of deconsolidation of Vercipia’s cash and cash equivalents of $7.2 million and purchases of property, plant and equipment primarily for the optimization of the demonstration facility in Jennings, Louisiana.

Our financing activities generated net cash of $103.4 million for the nine months ended September 30, 2010, consisting primarily of net proceeds from the sale of the LC business to BP of $95.4 million, combined with pre-sale capital contributions and loan proceeds by BP into Galaxy, partially offset by debt repurchase of $20.6 million.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2010, including the principal and interest payments for our 2009 Notes and 2007 Notes, assuming such obligations are not redeemed pursuant to noteholder rights prior to maturity in April 2027 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating lease	$2,774	$830	$1,727	$217	$—
Manufacturing costs to Fermic (1)	41,659	16,071	25,588	—	—
License and research agreements	570	70	140	140	220
Convertible Debt:
2007 Notes (2)	118,100	3,357	6,714	6,714	101,315
2009 Notes (3)	34,679	1,234	2,467	2,467	28,511

Total Contractual Obligations	$197,782	$21,562	$36,636	$9,538	$130,046

1	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases.

2	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2007 Notes include approximately $57.1 million (including $3.4 million due within one year) in interest through maturity of the 2007 Notes.

3	The holders of the 2009 Notes have the right to require us to purchase the 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2009 Notes include approximately $21.0 million (including $1.2 million due within one year) in interest through maturity of the 2009 Notes. Interest payments on the 2009 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at the greater of the applicable conversion price in effect, which was $9.60 as of September 30, 2010, or the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Manufacturing and Supply Agreements

During 2002, we entered into a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2006 to provide for additional capacity to be installed over the next two years. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice provided that the term of the agreement, including the termination notice period, aggregates four years. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. As of September 30, 2010, under this agreement we have made minimum commitments to Fermic of approximately $41.7 million over the next two and a half years. In addition, under the terms of the agreement, we are required to purchase certain equipment required for fermentation and downstream processing of the products.

During the remainder of 2010, we anticipate funding as much as $0.4 million in additional equipment costs at Fermic. Since inception through September 30, 2010, we had incurred costs of approximately $21.0 million for property and equipment related to this agreement. Our ongoing strategy is to remove our manufacturing bottlenecks in order to manufacture more product. For much of 2010, we have been limiting our marketing activities in line with our manufacturing capabilities. In order to improve our manufacturing capacity and support growth, we plan to make additional investments at Fermic over the next 12 to 18 months. These investments should improve both our yield of enzymes and the profitability of our enzymes over time.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of September 30, 2010. We are in process of locating a new building facility in San Diego, which will result in a new lease commitment as well as capital expenditure requirements for the build out of the building, once it is located. This is estimated to occur within the next 18 months.

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

We accounted for the conversion of our 2008 Notes in accordance with authoritative accounting guidance, which states that upon conversion the difference between the carrying value of the converted 2008 Notes and the fair value of the common stock delivered to the noteholders is recorded as a gain (loss) on debt extinguishment in our Consolidated Statement of Operations.

Income Taxes

Authoritative accounting guidance includes an exception to the general principle of intraperiod tax allocations. This exception requires that all items (i.e., extraordinary items, discontinued operations, and so forth, including items charged or credited directly to other comprehensive income) be considered in determining the amount of tax benefit that results from a loss from continuing operations. As a result of net book income from discontinued operations, we recorded an income tax expense from discontinued operations of $9.6 million. An income tax benefit from continuing operations of $7.9 million during the three months ended September 30, 2010 was also recorded. In the fourth quarter of 2010, the Company expects to record a benefit from continuing operations of $1.7 million, resulting in an overall annual income tax expense of zero.

Effective in 2007, we account for income taxes pursuant to authoritative accounting guidance, which prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax return. We do not recognize an uncertain tax position as a deferred tax asset if it has less than a 50% likelihood of being sustained. We adopted the updated authoritative guidance on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of September 30, 2010 we have not yet completed our analysis of our deferred tax assets for net operating losses and research and development credits. As such, we have removed these amounts and the offsetting valuation allowance from our deferred tax assets. We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at September 30, 2010 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of September 30, 2010, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based on such evaluation, such officers have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. All processes in place were the same for the specialty enzyme and biofuel segments, and as such, the sale of the LC business did not materially alter any controls.

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

We may seek additional funds through a combination of existing and additional corporate partnerships and collaborations, federal, state and local grant funding, product sales, selling or financing assets, and the sale of equity or debt securities. Such funds may not be available to us or may be available on terms not satisfactory to us. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

If we are unable to raise more money, we will have to implement one or more of the following remedies:

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

As of September 30, 2010, we had a net loss continuing operations for the three and nine months ended of $2.4 million and $11.9 million and an accumulated deficit of approximately $602.7 million. We expect to continue to incur additional losses for the foreseeable future.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 contains an explanatory paragraph which states that we have incurred recurring losses from operations and, based on our operating plan and existing working capital, this raises substantial doubt about our ability to continue as a going concern. As of September 30, 2010, we have an accumulated deficit of approximately $602.7 million. Prior to the sale of our cellulosic biofuels business (the “LC Business”) to BP in September 2010, we had insufficient cash and working capital to continue to fund planned operations. In connection with the sale of our LC Business, we obtained net cash proceeds of approximately $95.4 million. We intend to use the net proceeds of this offering for continued investment in product development and production efforts in our industrial enzyme business, and for general corporate purposes, including working capital.

We are dependent on our collaborative partners, and our failure to successfully manage our existing and future collaboration relationships could prevent us from developing and commercializing our enzyme products, and achieving or sustaining profitability.

Revenue from our collaborations has decreased both as a proportion of our total revenue and in absolute dollars in recent years. Since we do not currently possess the resources necessary to independently fund the development and commercialization all of the potential enzyme products that may result from our technologies, we expect to continue to pursue, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products and technologies that are core to our current market focus. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products and technologies. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We are unable to fund our obligations under any of our other strategic partners or collaborators;

•	We develop technologies or products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	Our strategic partners or collaborators experience business difficulties which eliminate or impair their ability to effectively perform under our strategic alliances or collaborations;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

We should be viewed as an early stage company with new and unproven technologies.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in the early stage of development. We may not be successful in the commercial development of these or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 14 of our own products, including our Purifine, Fuelzyme, Veretase, Xylathin, and Luminase enzymes. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we will continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

We may not have adequate funds to pay interest on our 2007 Notes and 2009 Notes, or to purchase the 2007 Notes and 2009 Notes on required purchase dates or upon a fundamental change.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with Verenium, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes. As of June 30, 2010, approximately $69 million of the 2007 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due in 2027, or earlier if the 2007 noteholders exercise their put options on April 1, 2012, April 1, 2017, or April 1, 2022 . In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

Conversion of the 2007 Notes and/or the 2009 Notes, exercise of warrants, anti-dilution adjustments that may occur under the warrants related to the issuance of the 2008 Notes, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2009 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes and 2009 Notes and/or the warrants related to the 2008 Notes, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2009 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $97.92 per share to $76.80 per share, based on a reset provision contained in the 2007 Notes. The initial conversion price of the 2009 Notes is $9.60 per share and is subject to reduction based on a reset provision contained in the 2009 Notes. These resets and other reductions in the applicable conversion prices for the 2007 Notes and 2009 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

The 2008 Notes also contained a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices at the lower conversion price, that would cause additional shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2009 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2009 Notes, we will be issuing relatively more shares than if our stock price was at a higher level. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2008 Notes or exercise of the related warrants, or issuable in payment of interest or “make-whole” payments under the 2009 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2009 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2009 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2009 Notes into shares of our common stock could depress the price of our common stock.

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

The face value of our total consolidated long-term debt as of September 30, 2010, which includes the 2007 Notes and the 2009 Notes was approximately $74.7 million, representing approximately 93% of our total capitalization as of such date.

Our level of indebtedness could have important adverse consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 2007 Notes and 2009 Notes;

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

The United States and global equity markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. This volatility in the market affects not just our stock price, but also the stock prices of our collaborators. In addition, this volatility has also affected the ability of businesses to obtain credit and to raise money in the capital markets. If we or our collaborators are unable to obtain credit or raise money in the capital markets, we may not be able to continue to fund our current research and development projects, fund our current products, or otherwise continue to maintain or grow our business.

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

Our strategy includes entering into and working on simultaneous projects, frequently across multiple industries. This strategy places increased demands on our limited human resources and requires us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. In addition, we may discover deficiencies in existing systems and controls.

Our building sublease in San Diego will expire within the next 24 months, and we will be required to relocate the majority of our research and development and corporate operations.

The majority of our research and development, business development and corporate operations are conducted from a single facility in San Diego, which we currently sublease from BP through August 2012. We are currently searching for an alternative facility in San Diego. We will likely need to retrofit an existing facility to accommodate our business, including the build-out of new pilot fermentation / recovery and automation labs. The cost of the facility and the equipment required for the facility could require the expenditure of significant amounts of capital, that we expect to be financed through existing cash and/or additional sources of capital. If we are unsuccessful in transitioning operations to a new facility, our business will be adversely impacted.

If we engage in any acquisitions, we will incur a variety of costs, may dilute existing stockholders, and may not be able to successfully integrate acquired businesses.

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of September 30, 2010, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

In the past, we have disclosed material weaknesses with our financial statement close process that we have since remediated. If we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we experience deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

We have licensed certain intellectual property from BP, and we must rely on BP to adequately maintain and protect it.

In connection with the sale of our LC Business to BP on September 2, 2010, we transferred ownership of certain intellectual property for which BP has granted us a license for use within our enzymes business. While the provisions of the purchase agreement provide that BP maintain and protect such intellectual property, there can be no assurance that BP will continue to do so. In addition, BP may be unsuccessful in protecting the intellectual property which we have a license to, if such intellectual property rights are challenged by third parties. If either of these events were to occur, we may lose our rights to certain intellectual property, which could severely harm our business.

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

In the United States, enzyme products for our target markets are regulated based on their use, by either the FDA, the EPA, or, in the case of plants and animals, the USDA. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. While substantially all of our current enzyme projects to date have focused on non-human applications and enzyme products outside of the FDA’s review, in the future we may pursue collaborations for further research and development of drug products for humans that would require FDA approval before they could be marketed in the United States. In addition, any drug product candidates must also be approved by the regulatory agencies of foreign governments before any product can be sold in those countries. Under current FDA policy, our products, or products of our collaborative partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical or clinical trials do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, our collaborators may not obtain regulatory approval for any drug products that incorporate our technologies or inventions. Our collaborators have not submitted an investigational new drug application for any product candidate that incorporates our technologies or inventions, and no drug product candidate developed with our technologies has been approved for commercialization in the United States or elsewhere. The EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations, and interpretations thereof more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

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

We face, and will continue to face, intense competition in our business. There are a number of companies who compete with us in various steps throughout our technology process. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S, Genencor International Inc., and Dyadic International are involved in development, overexpression, fermentation, and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

The loss of any key members of our senior management, or business development or scientific staff, or failure to attract or retain other key management, business development or scientific employees, could prevent us from developing and commercializing new products and entering into collaborations or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego and New England areas. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our collaborative partners in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, and engineers. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

Our planned activities will require additional expertise in specific industries and areas applicable to the products and processes developed through our technologies or acquired through strategic or other transactions. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire these services or to develop this expertise could impair the growth, if any, of our business.

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

We have only limited experience in enzyme manufacturing, and we do not have our own internal capacity to manufacture enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our enzyme products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture our commercial enzymes. While we have our own pilot development facility, we continue to depend on third parties for large-scale commercial manufacturing. Additionally, one of our third party manufacturers is located in a foreign country, and is our sole-source supplier for most of our commercial enzyme products. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of enzyme products, and harm our relationships with our enzyme strategic partners, collaborators, or customers.

We have experienced inventory losses and decreased manufacturing yields related to our manufacturing processes for our enzyme products, which negatively impacted our product gross margins.

We have in the past experienced inventory losses and decreased manufacturing yields related to contamination issues for our enzyme products. While we believe we have adequately resolved our contamination issues and have recovered a substantial portion of such losses from our third-party manufacturer Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our results of operations and financial condition would be adversely affected.

We are currently experiencing manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands.

We are experiencing constraints within our downstream recovery capabilities at our third-party manufacturing site, Fermic. We currently do not have adequate processing equipment deployed to accommodate expected increased demand for our products. This has created inefficiencies and bottlenecks in our enzyme manufacturing process, which has compromised our manufacturing yields and has extended manufacturing cycle times at the Fermic plant. To address these shortcomings, together with Fermic, we plan to implement several manufacturing expansion and process improvement projects, which we anticipate will require additional capital expenditures over the next 12-18 months. If such projects are delayed, or do not adequately resolves our current manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

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

We have only limited experience in independently developing, manufacturing, marketing, selling, and distributing commercial enzyme products.

We currently have only limited resources and capability to develop, manufacture, market, sell, or distribute enzyme products on a commercial scale. We will determine which enzyme products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of some enzyme products that we had intended to pursue independently. We may pursue enzyme products that ultimately require more resources than we anticipate or which may be technically unsuccessful. In order for us to commercialize more enzyme products directly, we would need to establish or obtain through outsourcing arrangements additional capability to develop, manufacture, market, sell, and distribute such products. If we are unable to successfully commercialize enzyme products resulting from our internal product development efforts, we will continue to incur losses. Even if we successfully develop a commercial enzyme product, we may not generate significant sales and achieve profitability in our business.

We have relied, and will continue to rely, heavily on strategic partners to support our business.

Historically, we have relied upon a number of collaborations, including those with Syngenta, Danisco, Bunge, Cargill, and BASF, to enhance and support our development and commercialization efforts for our specialty enzymes. An important component of our business plan is to enter into strategic partnerships:

•	to provide capital, equipment and facilities, including significant capital to develop and expand our enzyme manufacturing capabilities;

•	to provide funding for research and development programs, process development programs and commercialization activities for our enzyme products; and

•	to support or provide sales, marketing and distribution services for our enzyme products.

These arrangements with collaborative partners are, and will continue to be, critical to the success of our business. We cannot guarantee that any collaborative relationship(s) will be entered into, or if entered into, will continue or be successful. Our collaborative partners could experience business difficulties which eliminate or impair their ability to effectively perform under our arrangements with them. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements would materially adversely affect our business and financial condition.

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

•	our need to continuously recruit and retain qualified personnel;

•	our ability to successfully satisfy all pertinent regulatory requirements;

•	our ability to successfully commercialize products or processes developed independently and the demand and prices for such products or processes; and

•	general and industry specific economic conditions, which may affect our, and our collaborative partners’, research and development expenditures.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and November 8, 2010, the closing market price of our common stock has ranged from a low of $2.21 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.21 to $81.96. The closing market price of our common stock on September 30, 2010 was $3.29, and the closing price of our common stock on November 8, 2010 was $3.58. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	future royalties from product sales, if any, by our collaborative partners;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	developments involving our 2009 Notes and 2007 Notes;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large shareholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock or other capital-raising activities;

•

issuance of shares by us, and sales in the public market of the shares issued, upon conversion of the 2009 Notes and 2007 Notes or exercise of our outstanding warrants, including the extent to which we issue shares versus pay cash in satisfaction of any “make-whole” obligation arising upon conversion of some or all of the 2009 Notes or to pay interest due under the 2009 Notes; and

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 23% of our outstanding common stock as of September 30, 2010. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 5, 2010, we had 12,602,368 shares of common stock outstanding.

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

3.2	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company – filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) – filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002 – filed as an exhibit to the Company’s Current Report on Form 8-K
(File No. 000-29173), filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock – filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007 – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

10.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

10.2	Third Extension Agreement to Joint Development and License Agreement, dated as of July 14, 2010, by and among BP Biofuels North America LLC, Verenium Biofuels Corporation and Galaxy Biofuels LLC – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

10.3	Escrow Agreement, dated as of September 2, 2010, by and among Verenium Corporation, BP Biofuels North America LLC and JPMorgan Chase Bank, National Association – filed herewith.

10.4†	Verenium Transition Services Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC – filed herewith.

Exhibit Number	Description of Exhibit

10.5†	BP Transition Services Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.6†	Sublease Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.7†	Verenium License Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC – filed herewith.

10.8†	BP License Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.9†	Joint Intellectual Property Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.10	Sublicense Agreement, dated as of September 2, 2010, by and between Verenium Biofuels Corporation and Verenium Corporation – filed herewith.

10.11	Verenium Non-Competition Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC – filed herewith.

10.12†	BP Non-Competition Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.13	Indemnification Rights and Contribution Agreement, dated as of August 12, 2010, by and between Charles River Partnership XII, LP and Verenium Corporation – filed herewith.

10.14	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., HealthCare Ventures V, L.P., HealthCare Ventures VI, L.P. and Verenium Corporation – filed herewith.

10.15	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among Rho Ventures IV, L.P., Rho Ventures IV (QP), L.P., Rho Ventures IV GmbH & Co. Beteiligungs KG, Rho Management Trust I and Verenium Corporation – filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: November 9, 2010	/S/ JAMES E. LEVINE
James E. Levine
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)