Form 10-K
period 2010-12-31
VERENIUM CORP
filed 2011-03-07
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29173

VERENIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3297375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4955 Directors Place, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 431-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC (NASDAQ Global Market)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $22.1 million.*

The number of shares outstanding of the Registrant’s common stock was 12,612,352 as of March 1, 2011. The Registrant has no non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2011 are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of those portions that are specifically incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this report or incorporated by reference herein.

*	Based on the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 30, 2010 of $2.35 per share. Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 30, 2010. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

VERENIUM CORPORATION

FORM 10-K

For the Year Ended December 31, 2010

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

•

our ability to repay outstanding debt upon maturity of $13.7 million face amount of our 9% Convertible Senior Secured Notes due April, 2027, or 2009 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2009 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022 and maturity of $61.0 million face amount of our 5.50% Convertible Senior Notes due 2027, or 2007 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2007 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022;

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

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals, the timing of conversion of the 2009 Notes, if any, and our ability to make any required cash “make-whole” payments due upon such conversion at that time and other risks associated with the 2009 Notes as set forth in the section of this report entitled “Risk Factors,” and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Trademarks

Verenium, the Verenium logo, Cottonase, Fuelzyme, Luminase, Purifine, Pyrolase, Veretase, and Diversa are our registered trademarks. Xylathin and The Energy of Nature are our trademarks. DirectEvolution, GigaMatrix, PathwayLibraries GeneReassembly, Gene Site Saturation Mutagenesis, and GSSM are in-licensed trademarks of BP. Phyzyme is a trademark of Danisco Animal Nutrition. This report also refers to trade names and trademarks of other organizations, each of which is the property of its respective owner.

PART I

ITEM 1.	BUSINESS.

Company Overview

We are an industrial biotechnology company with recognized market-leading technology, which we use to develop and commercialize high performance enzymes for use in a broad array of industrial processes.

Enzymes are proteins that act as biological catalysts. Without enzymes, biological processes would occur too slowly to sustain life. Enzymes have tremendous catalytic power, speeding up chemical reactions by as much as 10 17-fold, and can also be highly selective. In industrial applications, enzymes are versatile catalysts, operating under a wide range of temperatures, pressures, and pH levels, and effecting highly specific reactions at accelerated rates, though they are used in very small quantities. As a result, enzymes in small doses can improve economics while reducing the environmental impact of manufacturing, reducing energy usage, waste, and consumption of chemicals and water.

We manufacture and market our proprietary enzyme products in the fields of animal health and nutrition, grain processing, oilseed processing and other emerging markets such as oilfield services, pulp and paper and textiles, to enable higher throughput, lower costs, and improved environmental outcomes. Our product pipeline consists of a well-defined series of innovative products which address needs in the four existing markets we serve as well as existing enzyme markets where we do not currently sell products such as food ingredients. While we focus our current research and development efforts on supporting commercial products and developing future enzyme products, we believe our technologies and research and development capabilities will enable us to develop other potential applications, such as the production of low-cost, biomass-derived sugars for a number of major industrial opportunities, including advanced biofuels and bioproducts.

Through our independent and collaborative research and development programs, we have developed commercial enzyme products across multiple markets. Currently, we market nine commercial enzyme products, either independently or in collaboration with our partners. In addition, we have developed a pipeline of enzyme product candidates that we expect to launch independently and/or in collaboration with strategic partners over the next several years.

The following table lists the nine commercial enzyme products in our product portfolio, markets served, the estimated market sizes, and our partners

Figure 1. Current Enzyme Product Portfolio

We market our enzymes through a combination of our direct sales force and marketing and distribution agreements with our collaborative partners. Danisco Animal Nutrition, or Danisco, has been our largest customer for the past several years. Danisco accounted for approximately 65%, 75%, and 75% of our product revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, we generated approximately $50 million in enzyme product revenues. Through a combination of increased sales and penetration of existing enzyme products, as well as the launch of new enzyme products, we plan to increase product revenues and related gross margins significantly during the next several years, sufficient for our business to become profitable.

Sale of our LC Business to BP

In conjunction with our merger in June 2007 with Celunol Corporation, a cellulosic ethanol company, we operated the company in two business segments, biofuels and specialty enzymes. On September 2, 2010, we completed a sale of our ligno-cellulosic biofuels business, or LC business, to BP refocusing the Company on our historical strength in enzyme development. As part of the sale, BP acquired all of the capital stock of our wholly-owned subsidiary, Verenium Biofuels Corporation, as well as assets, including intellectual property used in or related to the LC business. We retained certain assets used exclusively in our enzymes business, as well as a license to certain intellectual property.

The Emerging Enzyme Market Opportunity

According to our recent research, the current industrial enzyme market is estimated to be greater than $3 billion and growing at an annual rate of 7%. In addition to this base of $3 billion from existing markets for enzyme products, new markets for enzymes continue to be created as companies apply biology to industrial processes traditionally addressed through chemistry. For example, according to our recent research, the cellulosic conversion of biomass to ethanol can create an entirely new market of more than $5 billion in enzyme sales by 2022.

We sell, and will continue to develop, biological products for both traditional enzyme markets where enzymes have been used for many years, as well as new markets where enzymes have not traditionally been applied, frequently working with industry partners to generate the awareness and the performance data to support the market development.

Strategy

Our strategy is to establish a sustainable, high-growth profitable company by using our enzyme technologies to develop and sell products that improve the performance and economics of industrial processes. The core elements of our strategy within our enzyme business include:

•

Growing Our Commercial Product Sales: We currently sell our products through four product lines: animal health & nutrition, grain processing, oilseed processing and emerging enzyme markets. We intend to grow our sales of commercial products to these markets by capturing a portion of the growth in the broader enzyme markets, by targeting new customers for our products and by launching new products to address market needs.

•

Optimizing Our Product Manufacturing: We intend to improve the productivity of our enzyme manufacturing capabilities, to lower our costs and/or increase our product volumes, through a continuous process of seeking manufacturing improvements as well as making targeted capital investments in equipment together with Fermic, our contract manufacturing partner in Mexico.

•

Commercializing Our Product Pipeline: We intend to advance product candidates from our pipeline though the processes required, such as development and regulatory approval, so we can commercialize new enzyme products either in our current product lines or for new industrial sectors.

•

Developing Successful Product Partnerships: We intend to enter into new collaborative partnerships with other companies to support the development and/or commercialization of enzyme products. We evaluate partnering opportunities by considering the potential benefits the partner may bring, including: (i) providing market insights into customers’ desired performance characteristics, (ii) accelerating estimated time to market, (iii) providing a sales and marketing channel to reach a target market, and (iv) sharing in the expenses associated with developing a product.

•

Maximizing Productivity from Our Technology: We intend to maintain and improve our technology for discovering, evolving and manufacturing enzymes to continue to create high performance products and to sustain our intellectual property position.

•

Targeting Investments in Advanced Biofuels & Bioproducts: We intend to develop opportunities to target our existing enzyme products, or to use our technology to develop new products for, the growing advanced biofuels and bioproducts markets.

Technology Platform

Technology Overview

Our technology allows us to discover and evolve high performance enzymes that ultimately become our commercial products. We use unique cutting-edge, proprietary genomic technologies to directly extract microbial DNA from samples such as soil or water harvested from diverse environments around the world. The extracted DNA is used to construct large expression libraries that encompass over a million different microbial species. We then mine this private collection of billions of microbial genes using activity-based assays and our suite of advanced robotic screening systems to identify product candidates. These novel enzymes can then be further optimized for commercial use by applying the industry-leading laboratory evolution platform, called DirectEvolution® technology. We have a fully-paid, perpetual license to these discovery and evolution technologies from BP, which we entered into in connection with the sale of our LC business to BP. By combining our discovery approach with laboratory evolution technologies, we have successfully developed and commercialized a portfolio of novel, high-performance enzyme products.

Figure 2. Verenium’s Enzyme Discovery and Evolution Platform

Discovery Technology

Microbes, such as bacteria and fungi, are the world’s most abundant and varied organisms and can be found in almost every ecosystem. Through generations of natural selection, microbes living in diverse environments have developed broad characteristics that give them the ability to survive in extreme temperatures and to thrive in a variety of acidic, caustic, salty or low salt environments. This evolutionary process produces highly diverse genetic material in the microbial world and we have tapped into this vast genetic resource to discover novel enzyme products. Our teams have collected small samples such as soil and water from environments as varied as volcanoes, deep sea hydrothermal vents, rain forests, soda lakes, deserts, and the extreme cold tundra. These samples are the source material for potential products for industrial processes. We extract microbial DNA directly from collected samples to avoid the slow and often impossible task of culturing individual microbes in a laboratory. Utilizing ultra high-throughput screening technologies, we then mine our collection of billions of microbial genes in search of unique enzymes. By comparison, most of our competitors are limited to culturing living organisms from environmental samples. Because most organisms in a given environmental sample will not grow under laboratory conditions, this approach extracts less than 0.1 percent of the biodiversity available compared with using our DNA extraction and screening methods, which is able to access the entire metagenome.

Ultra High Throughput Screening Capabilities

Our approach for discovering novel enzymes generates large collections of microbial genes, called gene libraries. Similarly, our laboratory evolution technologies used for the optimization of enzymes and other proteins also generates large and potentially valuable gene libraries. We use an array of automated, ultra high-throughput screening technologies to mine these large libraries for novel biomolecules. These systems are designed to screen for biological activity, known as expression-based screening, as well as for targeted DNA sequences of interest, known as sequence-based screening. An example of one of our key screening technologies is the GigaMatrix® ultra high-throughput screening platform. The GigaMatrix® ultra high-throughput screening platform is capable of screening one billion clones per day through the use of state-of-the-art robotics and high-density sample plates. Typical screening systems used by other organizations use disposable 96-, 384-, or 1536-well plates within a standard 3.3” x 5” footprint. GigaMatrix® plates, using the same footprint, contain up to a million wells per plate, each well being the diameter of a human hair. The increased density of wells greatly enhances our ability to rapidly identify novel enzymes and proteins from large and complex gene libraries. In addition, the GigaMatrix® plates are reusable and require only miniscule volumes of reagents, making ultra high-throughput screening highly cost-effective.

Enzyme Evolution Technology

The discovery technologies described above enable us to find the best enzymes in nature for a particular application. In many cases, these novel enzymes meet the specifications to advance into commercial development. In other cases they provide starting points for further optimization using laboratory evolution methods.

We utilize state-of-the-art gene evolution technologies that enable efficient optimization of proteins at the DNA level. Our suite of DirectEvolution® technologies provides significant competitive advantages, including the most comprehensive and non-biased gene evolution platform, the ability to make fine changes across an entire gene and the flexibility to reassemble the widest variety of genes with ultimate precision. Our technologies enable the modification of gene sequences to achieve not only increased protein performance such as activity, selectivity, and stability, but also other desirable qualities such as increased expression and enhanced product shelf-life for more efficient enzyme product manufacturing.

Two complementary methods underpin the DirectEvolution® platform:

1). Gene Site Saturation MutagenesisSM (GSSMSM) Technology. This patented technology rapidly generates protein variants by incorporating any or all of the 20 possible amino acids at every position along a protein’s sequence allowing all possibilities to be tested in an unbiased manner. The library of variants created using GSSMSM technology is then available to be expressed and screened for improved properties. Once individual amino acid changes conferring improvements are identified from GSSMSM evolution, they can be blended and tested in a fully combinatorial fashion to create a protein variant that has the optimal combination of upmutants. In our experience, a small number of amino acid changes can result in proteins with significantly improved characteristics such as temperature stability, pH stability, increased reaction rate or resistance to deactivating chemicals.

2). GeneReassemblySM Technology. We use GeneReassemblySM technology to optimize the characteristics of proteins by combining the best properties of candidate genes into a new, high performance molecule. Flexible but exacting design is at the heart of GeneReassemblySM technology which, in addition to sequence information, can incorporate supplementary knowledge such as 3-D structural information and codon optimization. GeneReassemblySM technology allows blending of gene sequences at precise positions, enabling us to create complete combinatorial libraries of all favorable variants from GSSMSM evolution as well as reassembled genes from the most useful members of an entire protein family. GeneReassemblySM technology is complementary to GSSMSM technology, and significantly increases the likelihood of finding gene products that will lead to novel and next generation enzymes.

Applications and Technical Service Capabilities

Lab scale simulations are deployed to assist customers in trouble-shooting and improving their operations. For example, customers send us samples of their particular grain feedstocks or mixtures of grains they intend to process into ethanol and we run bench-top liquefactions and fermentations to verify the performance of our enzymes and the optimal conditions for the specific samples provided. For oilseed processing customers, we evaluate samples taken at various points in the process and provide analytical data to our customers who use it to optimize equipment performance or process conditions and resolve processing problems.

For each industry we serve, we have developed bench-scale simulations of an industrial process that help predict the value our customers can expect from using our products. These simulations of our customers’ processes allow our research and development team to support our sales efforts, develop optimal operating conditions for running a process, trouble-shoot for customers, and develop new products specifically addressing unmet market needs.

For example, we conduct lab-scale enzymatic degumming of oil samples provided by prospective customers from which we can estimate the economic value of using Purifine® PLC. In another example, we developed a high-throughput method of measuring the brightness of our potential customers’ pulp samples treated with Luminase® xylanase, our bio-bleaching enzyme. Lab scale simulations are also deployed to assist customers in trouble-shooting their operations.

Our Gene Expression Capabilities

Since our approach to enzyme discovery does not involve culturing organisms from an environmental sample, our lead enzymes usually come from unknown organisms. Therefore, we have developed the skills required to perform heterologous expression, which is modifying commercially relevant production organisms to express our targeted genes at high levels for commercial production. We are a world leader in heterologous expression and use a suite of bacterial and fungal expression systems. Through the last 15 years, we have learned to develop decision trees for different lead enzymes by the systematic application of a wide range of expression technologies. The result is the ability to express novel genes at high levels which provides a basis for low cost commercial production.

Figure 3. Verenium’s Technologies

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. As of December 31, 2010, we owned 137 issued patents relating to our technologies and had 244 patents pending. Also, as of December 31, 2010, we either jointly owned or in-licensed from BP 120 patents and 130 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. In addition, we also have the right to file patent applications and own other intellectual property rights to improvements we create relating to our discovery and evolution technology, as well as any newly developed discovery and evolution technology. We also in-license more than 50 patents from other third parties that we believe strengthen our ability to efficiently manufacture our products.

We also rely on trade secrets, technical know-how, and continuing invention to develop and maintain our competitive position. We have taken security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or disclosed by us during the course of the employee or consultant’s relationship with us, be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the other party in the course of rendering services to us shall be our exclusive property.

Our ability to compete effectively depends in large part on our ability to obtain patents or licenses to patents for our technologies and products, to maintain trade secrets, to operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. Our intellectual property rights may be challenged by others. We may also become involved in disputes as to whether we infringe the intellectual property rights of others. We cannot assure that if we are sued on any patent we would prevail. If we become involved in such a dispute, we may be exposed to a significant damage award and/or injunction that could have a material adverse effect on our business.

Products

Current Portfolio

We have developed, either independently or through funding collaborations with partners, a number of high-performance enzyme products and product candidates for use in industrial processes.

Our products are organized into four primary product lines:

•	Animal health and nutrition;

•	Grain processing;

•	Oilseed processing; and

•	Emerging enzyme markets.

For each of these product lines, we have a combination of both enzyme products that either we or our collaborative partners are currently selling commercially, and pipeline candidates that we are developing. In addition, we have developed a pipeline of enzyme product candidates in new industry areas, such as the baking ingredients market, that we expect to launch independently or in collaboration with strategic partners.

Animal Health & Nutrition Product Line

Our animal health & nutrition product line includes our lead product Phyzyme® XP phytase, which we developed and market through a collaboration with Danisco Animal Nutrition. We are currently evaluating several additional enzymes in our portfolio as future additions to our animal health & nutrition product line.

Phyzyme® XP phytase is an enzyme added to animal feed for poultry and pigs which promotes growth by enhancing the nutrition an animal can extract from feed grains. Phyzyme® XP phytase is one of several commercially-available phytase enzymes. However, animal trials have shown that Phyzyme® XP phytase has significant performance advantages compared to our competitors’ phytase enzymes.

Some of the product benefits of Phyzyme® XP phytase include:

•	Improves body weight gain;

•	Improves feed conversion ratio, the rate at which animals convert feed into body mass; and

•	Reduces feed costs and ground water pollution by reducing usage of inorganic phosphorus supplemented to the feed.

Poultry and pigs cannot digest approximately 70% of the phosphorus that is naturally contained in many feed ingredients, such as grains, soy beans, and their by-products. Historically this has been addressed by adding inorganic phosphorus to the feed. Since the digestibility of this additive is limited, undigested phosphorus is excreted by animals, and frequently becomes a potential source of ground water pollution.

We developed Phyzyme® XP phytase to improve the bioavailability of phosphorus and other nutrients in grains which promote growth, bone strength and reproduction. In addition, since usage of inorganic phosphorus is reduced when using phytase enzymes, there is a beneficial environmental outcome as well.

Grain Processing Product Line

With our portfolio of grain processing enzymes, customers can convert various sources of starch-based mashes and slurries derived from corn, barley, milo/sorghum, potato, rice, wheat and cassava to sweeteners and distilled ethanol for fuel, food and beverage use.

Our grain processing product line includes four enzyme products. We sell Fuelzyme® alpha-amylase and DELTAZYM® GA L-E5 gluco amylase to corn ethanol plants, allowing us to supply both of the enzymes corn ethanol plants require and be a “one-stop-shop” for the enzyme needs of these customers. We sell Xylathin™ xylanase to fuel ethanol producers, primarily in Europe and Canada, who use cereal grains as inputs. We sell Veretase® alpha-amylase to the sweetener and beverage ethanol industry for the liquefaction of starch.

Fuelzyme® alpha-amylase is a high performance enzyme for starch liquefaction in the production of fuel ethanol. We discovered and evolved this enzyme, and sell it directly through our own sales force in the US and Canada, and internationally through distributors.

Some of the product benefits of Fuelzyme® alpha-amylase include:

•	Enables dose reduction because of its higher activity levels;

•	Remains active at higher temperatures and broader pH ranges than competitive products, increasing operational flexibility;

•	Reduces overall chemical costs through the elimination of ph adjustment steps;

•	Increases ethanol yields through improved starch conversion and the enabling of higher solids throughput;

•	Reduces glucoamylase usage through a unique mode of action that provides a superior substrate for saccharification; and

•	Improves the quality of distillers dried grains due to the reduced use of chemicals.

Discovered from genetic material sampled near hydrothermal vents on the ocean floor, Fuelzyme® alpha-amylase has been evolved to perform at temperatures up to 225 degrees Fahrenheit, and over a broader range of pH than competitive products. This translates into greater operating flexibility for ethanol producers using our product, and savings from reducing or eliminating chemicals typically used to adjust pH. Fuelzyme® alpha-amylase’s high degree of activity enables lower enzyme dosage, which can reduce customers’ enzyme costs.

Fuelzyme® alpha-amylase works through a unique mode of action which enables the breakdown of starch in a more efficient manner. Fuelzyme® alpha-amylase randomly hydrolyzes internal alpha- 1,4-glucosidic bonds in starch and its degradation products. Unlike other alpha-amylase products on the market, which result in the production of both small dextrins and larger highly branched oligosaccharides, Fuelzyme® alpha-amylase provides a more even distribution of oligosaccharides for effective hydrolysis by glucoamylase to glucose which is the sugar substrate required for ethanol conversion by yeast. The end result is reduced glucoamylase consumption, improved starch conversion and increased fuel ethanol yields.

DELTAZYM® GA L-E5 enzyme is a high activity glucoamylase with specific side activities for effective saccharification in fuel ethanol production. DELTAZYM® GA L-E5 is obtained from a classical strain of

Aspergillus niger and is designed to provide optimum ethanol yields in fuel ethanol production resulting in cost performance benefits. It is used to saccharify liquefied mash from various substrates including corn, milo, barley, wheat and cassava. DELTAZYM® GA L-E5 can be used in simultaneous saccharification fermentation (SSF) processes by being added directly to the fermentor with yeast.

DELTAZYM® GA L-E5 is a registered product of WeissBioTech GmbH and is distributed in the US exclusively by Verenium.

Some of the product benefits of DELTAZYM® GA-LE include:

•	Provides cost-performance benefits through effective glucose production;

•	Demonstrates high ethanol yields at industrial scale;

•

Demonstrates improved ethanol yields when used in combination with our Fuelzyme® alpha-amylase due to synergies between the substrate that Fuelzyme® alpha-amylase provides and DELTAZYM® GA L-E5 main and side activities;

•	Is able to be applied over a broad pH and temperature range; and

•	Contains standardized enzyme side activities that improve fermentation performance.

DELTAZYM® GA L-E5 works by producing glucose from liquefied starch in the fuel ethanol production process. It is an exo-1,4-a-D-glucosidase that hydrolyzes the 1,4-linkages in starch at a lower rate and also splits the branched 1,6-a-D-glucosidic linkages making it an effective enzyme in the processing of both amylopectin and amylose starches. The product also contains acid alpha–amylase and lysophospholipase side activities that are specifically formulated to enhance ethanol yield. DELTAZYM® GA L-E5 has extremely low levels of transglucosidase limiting repolymerization of glucose units.

Xylathin™ xylanase is designed to improve the efficiency and economics of fuel ethanol production from cereal grains. The product contains endo-b-1,4-xylanase, an enzyme that hydrolyzes the xylan component in cereal grains, which rapidly reduces viscosity, prior to and during liquefaction. The thermal tolerance and broad pH range of Xylathin™ enzyme enables use over a wide range of process conditions.

Some of the product benefits of Xylathin™ xylanase include:

•	Performs across a wide temperature and pH range allowing for more operational flexibility;

•	Achieves viscosity reduction more rapidly than competitive products;

•	Reduces water retention at a significantly lower dose; and

•	Reduces DDGS drying costs.

Veretase® alpha-amylase is an enzyme developed for liquefaction of starch for sweetener or beverage ethanol production. Veretase® alpha-amylase is highly effective over a wide temperature and pH range, simplifying operations and displays exceptional viscosity reduction at a much lower Dextrose Equivalent (DE) than competitive products, improving slurry and mash flow.

Some of the product benefits of Veretase® alpha-amylase include:

•	Achieves more rapid and complete viscosity reduction at a lower effective doses;

•	Performs across a wider temperature and pH range than competitive products allowing for greater operational flexibility;

•	Provides exceptional mash thinning at high solids concentrate;

•	Has a favorable oligosaccharide profile for saccharification; and

•	Allows low pH liquefaction if desired.

Veretase® alpha-amylase works through a unique mode of action liberating a consistent blend of lower molecular weight, soluble dextrins and oligosaccharides. Unlike other alpha-amylase products which result in the production of both small dextrins and larger highly branched oligosaccharides, Veretase® alpha-amylase provides a more even distribution of oligosaccharides for effective hydrolysis by glucoamylase.

Oilseed Processing Product Line

We developed Purifine® PLC to address an opportunity in the global production of soy, rapeseed, canola and other high phosphorus oils, which is estimated to have been greater than 70 million metric tons in 2009-2010. We market this product directly, and promote adoption of this product through partnerships with Alfa Laval and Desmet Ballestra, leading engineering firms serving the oilseed processing industry.

Purifine® PLC is a phospholipase C enzyme for reducing the oil lost in the degumming stage of producing vegetable oils from seeds such as soy beans.

Vegetable oil production from oilseed processing relies largely on mechanical and chemical processes. Crude oil is extracted from oilseeds by use of solvents or mechanical presses. The crude oil is then purified through several steps, including degumming, refining, bleaching and deodorization in order to attain taste, color and stability targets in the final edible oil product.

Crude oil degumming is the removal of phospholipid-associated phosphorus impurities, and can result in substantial yield losses. Purifine® PLC enables an improved approach to crude oil degumming, by simultaneously removing phospholipid impurities and increasing the yield of degummed oil, and potentially improving the efficiency of downstream processing steps.

Purifine® PLC is a kosher product that has been approved in the U.S. and other major soybean processing geographies as a processing aid to hydrolyze phospholipids in the refining of vegetable oils intended for use in foods.

Some of the product benefits of Purifine® PLC include:

•	For modified water degumming: Using Purifine® PLC degumming in a modified water degumming operation can deliver a 1.5% to 2% improvement in the oil yield with no increase in free fatty acids.

•

For modified caustic refining: Using Purifine® PLC in a modified caustic refining process produces refined oil that meets the specifications of standard caustic refining but with the 1.5% to 2% yield improvement of Purifine® PLC treatment.

•

Physical refining: Using Purifine® PLC degumming in combination with acid treatment of nonhydratable phospholipids, results in oil with phosphorus content less than 10 ppm and therefore suitable for physical refining. Since Purifine® PLC treatment does not result in an increase in free fatty acids, there is no increase in the burden on the deodorizer.

•	Compared to other degumming methods, oil yield losses are reduced by up to 75% using Purifine® PLC enzymatic degumming, depending on the phospholipid content of the oil.

Purifine® PLC, a novel phospholipase C enzyme, can improve the yields of high phosphorus oils containing phosphatidylcholine (PC) and phosphatidylethanolamine (PE) phospholipids. These oils include soybean, rapeseed, canola, sunflower, and corn. With all of these oils, the yield benefits provided by Purifine® PLC enzyme treatment are generally proportional to the PC and PE content of the oil.

Emerging Enzyme Markets Product Line

We currently include three enzymes in our emerging enzyme markets product line. In these markets, our enzymes are intended to replace or reduce the use of harsh chemicals that have been traditionally used in the applicable industrial process.

Our Pyrolase® 160 enzyme is used in hydraulic fracturing of oil wells and can be used in a variety of industrial applications, our Cottonase® enzyme is used for textile processing and our Luminase® PB-100 xylanase is used in the pulp and paper industry.

Pyrolase® 160 enzyme is a broad spectrum ß-mannanase which can be employed in a variety of industrial applications as it operates at higher pHs and temperatures than conventional enzymes of this class. In the hydraulic fracturing of oil wells, it is useful for the breaking (or hydrolysis) of beta-linked carbohydrates such as guar gum, derivatized guar and carboxymethyl cellulose, replacing hazardous chemicals conventionally used in this application. During hydraulic fracturing of oil wells, large volumes of a pressurized fluid are injected into the well. These fluids contain natural gums such as guar or carboxymethyl cellulose that increase the viscosity of the fluid. Once these gums complete their function they then need to be degraded, or ‘broken’ as known in the industry, and be removed from the well. Pyrolase® 160 breaks down the polymers of guar and similar gums and help clean up a well for enhanced productivity. This product provides an efficient and more environmentally friendly alternative to the conventional chemical breakers that often pose serious corrosion and safety hazards.

Cottonase® pectate lyase is a textile processing enzyme for cotton. In the textile mill, wet processing, or preparation, removes the natural and man-made impurities from cotton yarn or fabric. The adequate removal or scouring of impurities before dyeing, printing or finishing is essential in producing quality products. Traditionally, cotton scouring has required the use of harsh alkaline chemicals (caustic), extreme temperatures and large volumes of water. Expenses include the cost of the caustic and energy, as well as treating waste water to remove residual caustic and by-products. Cottonase® pectate lyase cleans better than chemical scouring and also reduces the need for extensive waste water treatment and energy consumption.

Luminase® PB-100 xylanase is a next-generation xylanase that enhances the reactivity of pulp fiber to bleaching chemicals, such as chlorine dioxide, chlorine and hydrogen peroxide. In the past, the pulp and paper industry has had limited success using previous generation xylanases because of their ineffectiveness in the harsh processing conditions of the pulp mill. Luminase® PB-100 substantially reduces the need for bleaching chemicals and remains active over a wider range of temperature and alkalinity (pH) than competitive enzymes and therefore can be utilized by more mills. It also provides greater operational efficiencies, as it works faster, thus requiring less retention time. In addition, Luminase® PB-100 is effective for most types of pulp, thereby expanding its utility and benefit to the mill.

Adjacency Opportunities

As part of our development and commercialization strategy, we are also actively exploring adjacency opportunities within our current portfolio of commercialized products. Through this approach, we seek additional applications for existing products in new markets that require minimal incremental development costs, limited additional regulatory requirements and allow for a more rapid time to market. Recent examples of our success in this area include the 2009 launch of our Xylathin™ enzyme in fuel ethanol. Our Xylathin™ enzyme was a slight reformulation of our Luminase® PB-100 enzyme product. In 2009, we also launched Veretase® alpha-amylase in the beverage ethanol market. Veretase® alpha-amylase was a slight repurposing of our Fuelzyme® alpha-amylase product.

Product Pipeline

We have a pipeline of enzyme product candidates in various stages of development. The pipeline currently includes product candidates for entering the baking market, and new products for grain and starch processing, pulp and paper, animal feed, oil and gas, and oilseed processing. Over time, we plan to commercialize products from the pipeline, and regularly add new projects to the pipeline to provide future growth for the company beyond our current commercial products.

We estimate that each product candidate requires $3 million to $5 million in total development costs, including regulatory approvals which are a significant portion of this total, and typically require a total of four-to-six years to reach market. The regulatory approval component included in this timeframe is typically 18 to 24 months, but can be longer and depends on several variables, such as intended use, where products intended for human consumption require more testing than industrial applications; and geography, as regulatory requirements are country-specific.

We use a stage-gate process to review and qualify new projects entering the pipeline and to advance them through phases of development, or to stop if they do not meet performance criteria, or if the business case does not meet investment criteria. We obtain new product ideas from several sources, including business development contacts with third parties, inbound inquiries from interested third parties, and ideas generated by our staff based on their research and/or contacts in industry.

In addition, we have several pipeline product candidates that were developed in a collaboration with Syngenta Participations AG, and upon completion of that collaboration, we obtained rights to an array of proprietary biomolecules expressed microbially, several of which were well advanced in their development. Among the biomolecules included in this agreement and now in our product pipeline are alpha amylases and glucoamylases for starch processing in biofuels production; alpha amylases for baking; thermostable phytases for use in the animal feed industry; and xylanases and beta-glucanases also for use in the animal feed industry. Following the sale of our LC business, these biomolecules are either jointly owned with BP or licensed to BP, and BP has the right to obtain ownership of them if Syngenta consents, after which we would receive a non-exclusive license.

In parallel with development of product candidates, we develop a path-to-market strategy, and determine whether to market products directly or in collaboration with strategic partners. We explore strategic partnerships in areas where we lack in-house commercial expertise or as a means of expanding our global reach. Strategic partners may fund the development costs or share the costs with us, and/or pay a technology access fee for the right to participate in the commercialization of a pipeline product. In cases where a partner is responsible for marketing, we typically receive licensing fees and milestone payments, or a share of profits generated by the product. Historically, our business included more of the former, but in recent years, our strategy has been to either directly market new products ourselves, or to share in the profits with strategic marketing partners.

Figure 4. Verenium’s Development Pipeline

Manufacturing

We currently produce our products through manufacturing partnerships. Our manufacturing strategy is to achieve low cost through economies of scale with low capital investment, by entering into contract manufacturing relationships with qualified third parties, and to add capacity as needed to support the growth of the business. Our strategy is to invest in specialized equipment required for our products while our partners provide the majority of the fermentation equipment and plant infrastructure required for production of our enzyme products. We aim to assure quality standards by providing specifications for raw materials and finished product, protocols for product quality testing and to conduct conformational testing for final product release. Further, we maintain sufficient in-house engineering and operational expertise to provide engineering support to operations and projects, to schedule production to meet expected demand, and to develop manufacturing protocols for transferring pilot-scale processes to commercial scale.

We have developed various capabilities required to support commercial scale manufacturing. We currently utilize a pilot fermentation and recovery plant on-site in San Diego, CA, which is operated by BP, for developing manufacturing processes, for testing improvements to processes, and for producing commercial quantities of smaller-scale specialty products. We also utilize the pilot plant for making samples of new products to be used for various toxicity and safety studies as required for regulatory approvals. Once regulatory approvals are obtained, we transfer the technology to commercial scale production.

Our primary manufacturing partnership is with Fermic, S.A. de C.V., or Fermic. During 2002, we entered into a manufacturing services agreement with Fermic, a United States Food and Drug Administration-approved fermentation and synthesis plant located in Mexico City, to provide us with the capacity to produce commercial quantities of enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four-year period. The agreement was further modified in 2006 to adjust for certain cost increases, and to provide extended timeframes for installing incremental capacity. Under the terms of the agreement, under limited circumstances we can cancel the committed purchases with thirty months’ notice. Pursuant to our agreement with Fermic, we are also obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through December 31, 2010, we have incurred costs of more than $21 million for property and equipment related to this agreement. Our ongoing strategy is to remove manufacturing bottlenecks, increase manufacturing efficiencies, and reduce manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. For much of 2010, we limited our marketing activities in line with our manufacturing capabilities. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make $4 to $5 million of additional capital investments at Fermic during 2011. We expect these investments to improve both our yield of enzymes and the profitability of our enzymes over time.

During 2008 we began contract manufacturing of Phyzyme® XP phytase with Genencor, a division of Danisco, and in 2010 added a second Genencor site for contract manufacturing of this product. Fermic and Genencor are currently our only two suppliers for commercial-scale enzymes.

Partnerships

Our partnership strategy includes pursuing strategic collaborations with market leaders in our target markets. In exchange for selected rights to our technologies, current and future products, these strategic alliances provide us funding and resources to develop and commercialize a larger product portfolio. In various instances, these strategic alliances allow us to leverage our partners’ established brand recognition, global market presence, established sales and distribution channels, and other industry-specific expertise. The key components of the commercial terms of such arrangements typically include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees and research support payments, as well as milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of any products that result from the alliance.

Our significant strategic product partnerships include the following:

•

Danisco Animal Nutrition (Animal Health & Nutrition Product Line; Phyzyme® XP phytase): Our partnership with Danisco includes a structure that co-funded the development of Phyzyme® XP phytase, and currently covers Danisco’s exclusive rights to sell Phyzyme® XP phytase and 50% of the profits as defined by our agreement.

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

Under the terms of the license agreement, we granted Danisco an exclusive license to manufacture, use, and sell the developed enzyme. In consideration for the license, we are paid a royalty on related product sales made by Danisco equal to 50% of the operating profits generated by Danisco on such sales. In March 2003, the FDA approved Phyzyme® XP phytase, which we developed in collaboration with Danisco. In October 2006, Danisco announced that the European Union, or EU, Commission had granted approval for the use of Phyzyme® XP phytase in broiler chicken feeds. Additionally, we entered into a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme® XP phytase at our cost to manufacture such quantities.

•

WeissBioTech GmbH (formerly Add Food Services GmbH) (Grain Processing Product Line; Fuelzyme® alpha-amylase, Veretase® alpha-amylase and Xylathin™ xylanase): Our partnership with WeissBioTech GmbH consists of a distribution agreement for certain of our products for the Grain Processing industry in Europe.

In July 2009, we announced a multi-product distribution agreement with WeissBioTech GmbH, an enzyme solutions company for both industrial and food applications primarily in Europe and South America. Under the agreement, WeissBioTech GmbH will distribute Fuelzyme® alpha-amylase and Veretase® alpha-amylase in Europe and other selected geographies outside of North America. In addition, we and WeissBioTech GmbH are jointly pursuing the development of additional enzyme products for starch processing and the starch-based ethanol industry in both Europe and North America.

•

Bunge Oils (Oilseed Processing Product Line; Purifine® PLC): Our Purifine® PLC partnership with Bunge Oils accelerated commercialization of our degumming enzyme by implementing the process at one of Bunge’s plants at commercial scale, and allowing us to gather data to support the value proposition of the process to prospective customers.

In November 2007, we entered into an agreement with Bunge Oils to promote the commercialization of Purifine® PLC. Pursuant to the agreement, Bunge contributes process scale-up expertise for the development of the Purifine® PLC degumming process at plant scale. In addition, Bunge contributes to the funding of R&D projects to develop next generation enzyme products for oilseed processing.

•

Alfa Laval (Oilseed Processing Product Line; Purifine® PLC): Our partnership with Alfa Laval allows us to benefit from Alfa Laval’s extensive sales force which calls on most existing oilseed processing plants globally to promote the Purifine® PLC enzymatic degumming process.

In March 2009, we entered into an agreement with Alfa Laval, a leading global provider of heat transfer, separation and fluid handling technologies, to jointly market enzymatic degumming of vegetable oils using our Purifine® PLC enzyme and Alfa Laval’s engineering services and equipment.

Under the terms of the agreement, Alfa Laval is able to market Purifine® PLC enzymatic degumming packaged with their process engineering equipment and services to customers processing vegetable oils for edible and biodiesel use. As part of the agreement, we support Alfa Laval’s marketing efforts. We maintain the right to conduct independent marketing and sales activities.

In October 2010, we renewed and extended our joint marketing agreement with Alfa Laval. Under the terms of the extended agreement, Verenium has granted Alfa Laval a non-exclusive license to jointly market, implement and support the Purifine® PLC process with their process engineering equipment and services to customers processing vegetable oils for edible or biodiesel purposes. As part of this five year agreement, Alfa Laval will market Purifine® PLC to edible oils processing customers in agreed to territories. In addition, Alfa Laval will continue its efforts on further developing the process for Purifine® PLC enzymatic degumming.

•

Desmet Ballestra (Oilseed Processing Product Line; Purifine® PLC): Our partnership with Desmet Ballestra allows us to benefit from Desmet Ballestra’s extensive sales force which calls on most existing oil processing plants globally to promote our enzymatic degumming process.

In November 2010, we entered into an agreement with Desmet Ballestra Group S.A., a leading global solutions provider in the field of engineering and delivery of installations and equipment for the edible oil and fats and biodiesel industries, to jointly market the Purifine® PLC enzymatic degumming process, which combines Verenium’s Purifine® PLC enzyme and Desmet Ballestra’s engineering services and equipment.

Under the terms of the agreement, Desmet Ballestra has a license to market Purifine® PLC packaged with its processing equipment and engineering services for processing vegetable oil for edible, biodiesel, and other non-edible uses. We will sell Purifine® PLC directly to all customers, while supporting Desmet Ballestra’s marketing efforts.

•

Bunge Oils (Oilseed Processing Product Line; Novel Enzyme for Edible Oil Products): Through our partnership with Bunge Oils we have developed and licensed to Bunge a high performance lipase enzyme for the production of edible oil products with enhanced nutritional profiles.

In February 2006, we entered into an agreement with Bunge Oils, Inc., a part of Bunge North America, to discover and develop novel enzymes optimized for the production of edible oil products with enhanced nutritional or health benefits. Under the terms of the agreement, we are responsible for discovering, optimizing, and manufacturing enzymes, and Bunge is responsible for commercializing oils using new enzyme-enabled processes. We received an upfront technology access fee and received full research funding for our enzyme discovery and development activities under the project. Further, we are also eligible to receive milestone payments for successful enzyme development activities as well as royalties on any products that are commercialized.

In October 2010, we licensed a new enzyme for use in the production of edible oil products to Bunge. Bunge intends to use the enzymes to commercialize edible oil products such as bottled vegetable and cooking oils, shortenings, margarines and other products derived from soybeans, other oilseed plants and corn.

Competition

We are a leader in the field of biomolecule discovery and optimization from the vast biodiversity of nature. We are not aware of another enzyme company that has the scope and integration of technologies and processes that we have. There are, however, a number of competitors who are competent in various aspects of these technologies In addition, many of our competitors and potential competitors in these markets have substantially greater financial, technical, and marketing resources than we do and may succeed in developing products or marketing strategies that would render our products or those of our strategic partners noncompetitive. In addition, some of these competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, and/or provide compelling economic advantages compared to other products on the market. Current competitors or other companies may develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors or potential competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

Any enzyme products that we develop may compete in multiple, highly competitive markets. For example, Dyadic, Codexis and Direvo have alternative evolution technologies; Novozymes A/S and Genencor International Inc. are involved in development, expression, fermentation, and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do.

We believe that the principal competitive factors in our market are access to genetic material, technological experience and expertise, and proprietary position. We believe that we compete favorably with respect to the foregoing factors.

Government Regulations & Environmental Matters

All of our products to date have applications other than as regulated drug products. Non-drug biologically derived products are regulated in the United States based on their application, by either the United States Food and Drug Administration, or FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and Generally Recognized As Safe, or GRAS, substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process.

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

Outside of the United States, scientifically-based standards, guidelines and recommendations pertinent to transgenic and other products intended for the international marketplace are being developed by, among others, the representatives of national governments within the jurisdiction of the standard-setting bodies, including Codex Alimentarius, the International Plant Protection Convention, and the Office International des Epizooties. The use of the existing standard-setting bodies to address concerns about products of biotechnology is intended to harmonize risk-assessment methodologies and evaluation of specific products or classes of products.

In the future we may be subject to additional laws, regulations, policies, approvals and the like of federal, state, local, municipal, foreign and other bodies.

Employees

As of December 31, 2010, we had 89 full-time employees, 11 of whom held Ph.D. degrees. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Company History

We were incorporated in Delaware in December 1992 under the name Industrial Genome Sciences, Inc. In August 1997, we changed our name to Diversa Corporation. On June 20, 2007, we completed a merger transaction with Celunol Corporation; the combined company was renamed Verenium Corporation. In connection with the corporate name change, we also changed our NASDAQ ticker symbol from “DVSA” to “VRNM” and began trading under the new ticker symbol effective June 21, 2007.

On September 2, 2010, we completed the sale of our ligno-cellulosic, or LC, business to BP Biofuels North America LLC, or BP, pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010; for a purchase price of $98.3 million, subject to adjustment as provided in the Asset Purchase Agreement. The transaction resulted in net cash proceeds of $96.0 million (including $5 million of the purchase price placed in escrow).

In the transaction, BP acquired all of the capital stock of our formerly wholly-owned subsidiary, Verenium Biofuels, as well as certain of our assets, including intellectual property, used in or related to the LC business. The deal included some of our assets and liabilities as well as the assets and liabilities of Verenium Biofuels Corporation to form the LC business. We have retained certain assets used exclusively in our industrial enzymes business, as well as a license certain intellectual property as described below.

As a result of the acquisition of Verenium Biofuels, BP acquired ownership of our land, pilot plant and demonstration plant located in Jennings, Louisiana, and became the sole investor in Galaxy Biofuels LLC and Vercipia Biofuels, LLC, the two joint ventures previously formed between us and BP.

Upon the closing of the transaction, BP assumed the lease of our research and development facilities in San Diego, California, and we entered into a sublease agreement dated September 2, 2010; for a portion of the San Diego facilities which we continue to occupy for a period of up to the next 18 months at our discretion. We also retained the lease to our offices in Cambridge, Massachusetts.

Pursuant to the terms of the Asset Purchase Agreement, $5 million of the $98.3 million purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential breaches of representations and warranties we made in the Asset Purchase Agreement, most of which survive for a period of 18 months following the closing. We are not required to make any indemnification payments until aggregate claims exceed $2 million, and then only with respect to the amount by which claims exceed that amount. Our maximum indemnification liability is generally capped at $10 million with respect to most representations.

In accordance with the Asset Purchase Agreement, certain of our employees of the Company whose services were used in the biofuels business were transferred to BP at closing. We and BP entered into reciprocal Transition Services Agreements dated September 2, 2010; with respect to the provision of certain transitional support services for a period of two years following the closing.

Additionally, we entered into license agreements with BP dated September 2, 2010; pursuant to which we granted BP a license to certain intellectual property that we retained, and BP granted us a license to certain intellectual property acquired by BP. With respect to most of such intellectual property, the licenses are nonexclusive, worldwide, perpetual, royalty-free and sublicensable, subject to certain field-of-use restrictions. The parties also entered into a sublicense agreement dated September 2, 2010; pursuant to which we received a sublicense to certain intellectual property acquired by BP that is licensed from a third party, as well as a Joint Intellectual Property Agreement dated September 2, 2010; governing our joint ownership with BP of certain intellectual property in which each of BP and we have an equal, undivided joint ownership interest following the closing of the transaction.

Pursuant to the terms of the Asset Purchase Agreement, at closing we and BP also entered into non-competition agreements dated September 2, 2010; which restrict the parties’ respective activities in which they may engage for certain time periods following the closing, impose confidentiality obligations with respect to proprietary information acquired from each other, and prohibit the solicitation of the each other’s employees for a period of two years following the closing.

Investor Information

Financial and other information about us is available on our website (http://www.verenium.com). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material electronically or otherwise furnish it to the Securities and Exchange Commission. The content on any website referred to in this annual report on Form 10-K is not incorporated herein by reference unless expressly noted.

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

Risks Applicable to Our Business Generally

We may need to raise additional capital or refinance our debt in 2011. If we are unable to do so, we may have to curtail or cease operations.

We may need to refinance our 2007 and 2009 Notes collectively, the Notes, or raise more money to pay down our Notes and to continue to fund our business. Our capital requirements in 2011 and beyond will depend on several factors, including:

•	The election of any or all of our Noteholders to require us to repurchase the Notes, pursuant to the exercise of their respective put options in April 2012, 2017, and 2022;

•	Our ability to retire/refinance existing indebtedness;

•	The level of research and development investment required to maintain our technology leadership position;

•	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products;

•	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel; and

•	Our possible acquisition or licensing of complementary technologies or acquisition of complementary businesses.

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

If we are unable to raise more money or refinance our Notes, we will have to implement one or more of the following remedies:

•	issue equity to in exchange for all or a portion of our Notes at substantial dilution to current stockholders;

•	reduce our capital expenditures;

•	further scale back our development of new enzyme products;

•	significantly reduce our workforce;

•	sell some or all of our assets;

•	seek to license to others products or technologies that we otherwise would seek to commercialize ourselves; and/or

•	curtail or cease operations.

We may not have adequate funds to pay interest on our 2007 Notes and 2009 Notes, or to purchase the 2007 Notes and 2009 Notes on required purchase dates or upon a fundamental change in our business.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with Verenium, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2009 Notes may require us to purchase, for cash, all or a portion of their 2009’ Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. As of December 31, 2010, approximately $61 million of the 2007 Notes and $13.7 million of the 2009 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due in 2027, or earlier if the 2007 or 2009 noteholders exercise their put options on April 1, 2012, April 1, 2017, or April 1, 2022 . In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

Conversion of the 2007 Notes and/or the 2009 Notes, exercise of our outstanding warrants, anti-dilution adjustments that may occur under certain of our outstanding warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2009 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes and 2009 Notes and/or the warrants related to the issuance in 2008 of certain of our 8% Senior Convertible Notes due April 1, 2012 (all of which were repurchased by us in 2010), the 2008 Notes, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2009 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $97.92 per share to $76.80 per share, based on a reset provision contained in the 2007 Notes. The initial conversion price of the 2009 Notes is $9.60 per share and is subject to reduction based on a reset provision contained in the 2009 Notes. These resets and other reductions in the applicable conversion prices for the 2007 Notes and 2009 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

Our 2008 Notes that we recently repurchased also contained a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations. One holder of the 2008 Notes has filed a lawsuit against us asserting a conversion price of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. If we were required to honor those conversion notices at the lower conversion price, that would cause an additional 0.8 million shares to be issued. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2009 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2009 Notes, we will be issuing relatively more shares than if our stock price was at a higher level. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2009 Notes or exercise of our outstanding warrants, or issuable in payment of interest or “make-whole” payments under the 2009 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2009 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2009 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2009 Notes into shares of our common stock could depress the price of our common stock.

Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of December 31, 2010, which includes the 2007 Notes and the 2009 Notes was approximately $74.7 million, representing approximately 97% of our total capitalization as of such date.

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

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	requiring us to issue equity in exchange for all or a portion of our Notes, at substantial dilution to current stockholders.

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

During 2010, we incurred a net loss from continuing operations of $14.2 million and as of December 31, 2010, we had an accumulated deficit of approximately $606.0 million. We expect to continue to incur additional losses for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2011 will result from the same sources. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. Over the past two years, our product revenue in absolute dollars and as a percentage of total revenues has increased significantly. Our product revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume, thus negatively affecting our margins and profitability. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

•	the time and expense to build or retrofit, rent, operate and maintain our new facility in San Diego;

•	the time and expense to complete improvements to our manufacturing capabilities at Fermic;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	how competing technological and market developments affect our proposed activities; and

•	the cost of obtaining licenses required to use technology owned by others for proprietary products and otherwise.

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

We have experienced inventory losses and decreased manufacturing yields related to contamination issues of our enzyme products. While we continue to address contamination issues and, in the past, have recovered a substantial portion of such losses from our third-party manufacturer Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such contamination issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our sales would suffer and our results of operations and financial condition would be adversely affected.

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

If Genencor assumes all or a part of our Phyzyme® XP phytase manufacturing, our gross product revenues will be adversely impacted and our product gross margins could decline.

Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty on operating profit received from Danisco, as compared to the full value of the manufacturing costs plus the royalty on operating profit we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

In addition, our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights of Phyzyme® XP phytase. If Danisco were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless, we may still experience significant excess capacity at Fermic as a result. If we were unable to absorb this excess capacity with other products, our results of operations and financial condition would be adversely effected.

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

In connection with the sale of our LC business to BP on September 2, 2010, we transferred ownership of certain intellectual property for which BP has granted us a license for use within our enzymes business. While the provisions of the purchase agreement provide that BP maintain and protect such intellectual property, there can be no assurance that BP will continue to do so. In addition, BP may be unsuccessful in protecting the intellectual property which we have a license to, if such intellectual property rights are challenged by third parties. While we have certain rights to take action to maintain or protect such intellectual property, in the event that BP determines not to, we may be unsuccessful in protecting the intellectual property if challenged by third parties. If either of these events were to occur, we may lose our rights to certain intellectual property, which could severely harm our business. Similarly, we license additional intellectual property that we use to manufacture our products and otherwise use in our business. In the event that the licensors of this technology do not adequate protect it, our ability to use that technology will also be restricted, resulting in harm to our business.

In addition, BP’s rights to use the intellectual property that we have licensed are limited only by the non-competition agreements entered in connection with the sale of our LC business, which agreements have a limited duration. Following expiration of these agreements, BP will have the right to use without limitation the same intellectual property that we have used and still use to develop our products. Should BP elect to compete with us following such expiration, such competition could harm our business.

We should be viewed as an early stage company with limited experience bringing products to the marketplace.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in an early stage of development and commercialization. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 14 of our own products, including our Purifine® PLC, Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™, and Luminase® PB-100 enzymes. In addition, four of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we will continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

If the volatility in the United States and global equity and credit markets and the decline in the general world economy continue for an extended period of time, it may become more difficult to raise money in the public and private markets and harm our financial condition and results of operations.

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

Our strategy includes entering into and working on simultaneous projects, frequently across multiple industries. This strategy places increased demands on our limited human resources and requires us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. Our ability to effectively manage our operations, growth, and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do. In addition, we may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner. Moreover, we may discover deficiencies in existing systems and controls. The failure to successfully meet any of these challenges would have a material adverse impact on our financial condition and results of operations.

Our building sublease in San Diego will expire within the next 18 months, and we will be required to relocate our research and development and corporate operations.

Our research and development, business development and corporate operations are conducted from a single facility in San Diego, which we currently sublease from BP through August 2012. We are currently searching for an alternative facility in San Diego. We will likely need to build out a new facility or retrofit an existing facility to accommodate our business, including the build-out of new pilot fermentation / recovery and automation labs. The cost of the facility and the equipment required for the facility could require the expenditure of significant amounts of capital, that we expect to be financed through existing cash and/or additional sources of capital. If we are unsuccessful in transitioning operations to a new facility, or are unable to obtain adequate financing to do so, our business will be adversely impacted our business will be adversely impacted.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products, and business. The patent positions of companies whose businesses are based on biotechnology, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. We intend to apply for patents relating to our technologies, processes and products as we deem appropriate. Patents, if issued, may be challenged, invalidated, or circumvented. We cannot be sure that patents have not been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies developed by us. There may be patents in some countries that, if valid, may block our ability to commercialize products in these countries if we are unsuccessful in circumventing or acquiring the rights to these patents. There also may be claims in published patent applications in some countries that, if granted and valid, may also block our ability to commercialize processes or products in these countries if we are unable to circumvent or license them. Our intellectual property rights may be challenged by others which could result in preventing us from selling or increasing our costs to sell our products. We are not currently a party to any litigation with regard to our patent position. However, the biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. When and if we become involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of money. Any intellectual property litigation could potentially force us to do one or more of the following:

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of December 31, 2010, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

We face, and will continue to face, intense competition in our business. There are a number of companies who compete with us in various steps throughout our technology process. For example, Dyadic, Codexis and Direvo have alternative evolution technologies; Novozymes A/S and Genencor International Inc. are involved in development, expression, fermentation, and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

We sell our products to and extend credit to our customers based on an evaluation of each customer’s financial condition, usually without requiring collateral. Our Fuelzyme® alpha-amylase customers are particularly exposed to the challenges facing the corn ethanol industry. While customer credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. The financial difficulties of a customer could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operations and financial condition. Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

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

Historically, we have relied upon a number of strategic partners, including those with Bunge Oils, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, and WeissBioTech GmbH (formerly Add Food Services GmbH), to enhance and support our development and commercialization efforts for our industrial enzymes. An important component of our business plan is to enter into strategic partnerships:

•	to provide funding for research and development programs, process development programs and commercialization activities for our enzyme products;

•	to support or provide sales, marketing and distribution services for our enzyme products; and

•	to provide capital, equipment and facilities, including significant capital to develop and expand our enzyme manufacturing capabilities.

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

Risks Related to Owning Our Common Stock

We are subject to anti-takeover provisions in our certificate of incorporation, bylaws, and Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions in our charter documents and under Delaware law could discourage potential takeover attempts and could adversely affect the market price of our common stock. Because of these provisions, our common stockholders might not be able to receive a premium on their investment.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and March 1, 2011, the closing market price of our common stock has ranged from a low of $2.21 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.21 to $81.96. The closing market price of our common stock on December 31, 2010 was $3.20, and the closing price of our common stock on March 1, 2010 was $3.20. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 23% of our outstanding common stock as of December 31, 2010. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 1, 2010, we had 12,612,352 shares of common stock outstanding.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently occupy approximately 25,000 square feet of a 75,000 square foot facility located in San Diego, California under a sublease with BP that expires in September 2012. We further lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we will be focusing all of our operations in San Diego and will close our office in Cambridge to better align us with the evolving needs of the business and the market. The closure will be effective by the end of the first quarter 2011.

ITEM 3.	LEGAL PROCEEDINGS.

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court, or the Court. This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering, or IPO of their common stock in 2000 and the late 1990s (the “IPO Cases”). On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class

Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Beginning on October 29, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement. If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the objecting shareholders are seeking to challenge the settlement on appeal, the ultimate outcome of this matter cannot be predicted.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International , or CVI, a holder at such time of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) or, following the amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse split-adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse split-adjusted basis) and asserting that CVI is entitled to additional shares based on its asserted conversion price, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse split-adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes, the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes and the public offering of common stock and warrants, CVI filed a Motion to Amend First Amended Complaint, or the Motion. CVI’s amended pleading alleges that the Company further breached the Note by both amending the terms of the 2008 Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that as a result of these transactions the conversion rate should have adjusted to $4.27 per share rather than $17.89 per share. On February 25, 2010, the Court granted CVI’s Motion and CVI filed its Second Amended Complaint. Pursuant to a stipulation between the parties that was approved by the Court, the Company filed an Answer to the Second Amended Complaint and a Motion to Dismiss on March 15, 2010.

Discovery closed on May 14, 2010. On June 11, 2010, both the Company and CVI filed motions for summary judgment, and, on July 1, 2010, the parties opposed each other’s motions. The Court heard oral argument on the motions for summary judgment on July 29, 2010.

On January 4, 2011, the Court granted the Company’s motion for summary judgment, concluding, among other things, that the proper conversion price was $2.13 per share. Additionally, the Court denied CVI’s motion for summary judgment, denied the Company’s motion to dismiss as moot, and dismissed the complaint. On February 2, 2011, CVI filed a Notice of Appeal of the Court’s decision to the United States Court of Appeals for the Second Circuit.

Between February 27, 2009 and January 19, 2010, CVI converted all of its 2008 Notes, approximately $14.5 million in face value, and the Company has issued approximately 1.3 million shares on a reverse split-adjusted basis, to settle these conversions and related “make-whole” obligations. Assuming the conversion prices asserted by CVI of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, 0.8 million additional shares would be issuable in connection with CVI’s conversions. The Company does not believe that this lawsuit will have a material impact on its financial statements and has recorded a liability of $150,000 as of December 31, 2010 based on preliminary settlement discussions with CVI.

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

Set forth below is a table and chart comparing the cumulative total return on an indexed basis of $100 invested on December 31, 2005 in our common stock, the NASDAQ Market Index (total return) and our Verenium Peer Groups, as identified in (b) below. The total return assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Verenium Corporation, the NASDAQ Composite Index.

Old Verenium Corp. Peer Group and New Verenium Corp. Peer Group

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

(b) Our old peer group for purposes of this table consisted of the following companies: Aventine Renewable Energy, Biofuel Energy Corp, Exelixis Inc., Maxygen Incorporated, Pacific Ethanol, Inc., and Senomyx, Inc. The companies we have identified in this peer group do not necessarily reflect companies that we consider to be direct competitors after the sale of the LC business on September 2, 2010. After the sale of our LC business on September 2, 2010, we have identified our new peer group for purposes of this table as the following companies: Codexis Inc, Dyadic International Inc, Metabolix Inc, and Novozymes A-S.

The following is an analysis of our stock performance by quarter:

	High	Low
2010
First Quarter	$6.65	$4.33
Second Quarter	5.43	2.31
Third Quarter	4.60	2.15
Fourth Quarter	4.68	3.04

	High	Low
2009
First Quarter	$16.92	$2.76
Second Quarter	10.44	3.36
Third Quarter	8.40	6.36
Fourth Quarter	6.75	3.42

As of March 1, 2011, there were approximately 90 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On March 1, 2011, the last sale price reported on the NASDAQ Global Market for our common stock was $3.20 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below have been restated and presented as discontinued operations for all prior periods presented. All share and per share data has been retroactively adjusted for our 1-for-12 reverse stock split, which was effective September 9, 2009.

The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Continuing Operations:
Product revenue	$50,351	$43,956	$49,083	$25,975	$15,867
Collaborative and grant revenue	1,722	4,863	7,762	16,187	22,872

Total revenue	52,073	48,819	56,845	42,162	38,739
Operating expenses:
Cost of product revenue	31,715	27,929	35,153	19,815	12,914
Research and development	6,198	5,829	12,702	23,984	33,738
Selling, general and administrative	27,662	29,520	34,528	33,267	17,591
Restructuring expense	—	—	—	—	12,026

Total operating expenses	65,575	63,278	82,383	77,066	76,269

Loss from operations	(13,502)	(14,459)	(25,538)	(34,904)	(37,530)
Other income and expenses:
Interest and other expense, net	(7,481)	(10,105)	(8,863)	(1,850)	1,304
Loss on exchange of 2007 Notes	—	—	(3,599)	—	—
Gain on amendment of 2008 Notes	—	3,977	—	—	—
Loss on debt extinguishment	(3,384)	—	—	—	—
Gain (loss) on debt extinguishment upon conversion of convertible debt	598	8,946	(118)
Gain (loss) on net change in fair value of derivative assets and liabilities	(145)	5,277	3,478	—	—

Total other income (expenses), net	(10,412)	8,095	(9,102)	(1,850)	1,304

Loss from continuing operations before income taxes	(23,914)	(6,364)	(34,640)	(36,754)	(36,226)
Income tax benefit	9,748	—	—	—	—

Net loss from continuing operations	(14,166)	(6,364)	(34,640)	(36,754)	(36,226)
Net income (loss) from discontinued operations, net of $55.9 million gain on divestiture of discontinued operations, net of income tax of $9.7 million for the year ended December 31, 2010	8,816	(49,876)	(154,350)	(70,831)	(3,045)

Net loss	(5,350)	(56,240)	(188,990)	(107,585)	(39,271)
Less: Loss attributed to noncontrolling interest in consolidated entities-discontinued operations	25,283	34,349	12,500	—	—

Net income (loss) attributed to Verenium Corporation	$19,933	$(21,891)	$(176,490)	$(107,585)	$(39,271)

Net income (loss) per share, basic and diluted:
Continuing operations	$(1.15)	$(0.75)	$(6.48)	$(8.08)	$(9.36)

Discontinued operations	$0.72	$(5.89)	$(28.88)	$(15.57)	$(0.79)

Net income (loss) attributed to Verenium Corporation	$1.62	$(2.58)	$(33.03)	$(23.65)	$(10.14)

Shares used in calculating net income (loss) per share, basic and diluted	12,321	8,470	5,344	4,550	3,872

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$87,929	$24,844	$7,458	$57,977	$51,912
Restricted cash	5,000	10,400	10,040	—	—
Total assets	111,757	167,922	153,623	264,779	79,905
Long-term debt, less current portion at carrying value	88,011	105,756	130,495	121,160	3,724
Stockholders’ equity (deficit)	3,170	30,202	(27,692)	95,215	42,916

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

our ability to repay outstanding debt upon maturity of $13.7 million face amount of our 9% Convertible Senior Secured Notes due April, 2027, or 2009 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2009 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022 and maturity of $61.0 million face amount of our 2007 Notes in April 2027, or earlier, pursuant to the election of put options by holders of the 5.50% Convertible Senior Notes due 2027, or 2007 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022;

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

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals, the timing of conversion of the 2009 Notes, if any, and our ability to make any required cash “make-whole” payments due upon such conversion at that time and other risks associated with the 2009 Notes as set forth in the section of this report entitled “Risk Factors,” and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Overview

Since our merger in June 2007 with Celunol Corporation, or Celunol, a cellulosic ethanol company, we have operated in two business segments, biofuels and specialty enzymes. On September 2, 2010, we completed the sale of our ligno-cellulosic business unit, or LC business, to BP Biofuels North America LLC, or BP. As part of the sale, BP acquired all of the capital stock of our wholly-owned subsidiary, Verenium Biofuels Corporation, as well as assets, including intellectual property, used in or related to the LC business. We retained all assets used exclusively in our industrial enzymes business. Today, we operate in one business segment, industrial enzymes, to enable higher productivity, lower costs, and improved environmental outcomes. We have three main product lines: animal health and nutrition, grain processing, and oilseed processing. We believe the most significant near-term commercial opportunity for our business will be derived from continued sales and gross product margins from our existing portfolio of enzyme products.

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over nearly 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, oilseed processing, and emerging enzyme markets. We have current collaborations and agreements with key partners such as Bunge Oils, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, and WeissBioTech (formerly Add Food Services GmbH), each of which complement our internal technology, product development efforts, and distribution efforts.

We own or have access to a substantial intellectual property estate comprising more than 255 issued patents and more than 370 pending patent applications as of December 31, 2010, which includes the patents we sold to BP and under which we have a non-exclusive license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

We have incurred net losses from our continuing operations since our inception. For the year ended December 31, 2010, we had a net loss from continuing operations of $14.2 million, and as of December 31, 2010, we had an accumulated deficit of approximately $606.0 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses in the near term as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of internal product candidates;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields; and

•	maintaining or increasing our sales and marketing infrastructure.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

As more fully described in the Risk Factors beginning on page 22, Liquidity and Capital Resources beginning on page 60 and Note 1 of the Notes to Consolidated Financial Statements beginning on page 72 of this report, in connection with the sale of our LC business in September 2010 as described below, we obtained net cash proceeds of approximately $96.0 million, including final working capital adjustment in November 2010. To date the Company has used net proceeds of approximately $20.6 million from the transaction for debt retirement. We intend to use the remaining net proceeds for continued investment in product development and manufacturing improvement efforts for our industrial enzyme business, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the 2007 and 2009 Notes have the right to require us to purchase the 2007 and 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements after this date without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

Asset Purchase Agreement and Related Agreements

As noted above, on September 2, 2010, we completed the sale of our LC business to BP, pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010. The transaction resulted in estimated net cash proceeds to us of $96.0 million (including $5 million of the purchase price placed in escrow).

In the transaction, BP acquired all of the capital stock of our wholly-owned subsidiary, Verenium Biofuels, as well as assets of the Company, including intellectual property used in or related to the LC business. We retained all assets used exclusively in our industrial enzymes business.

In accordance with the Asset Purchase Agreement, certain of our employees whose services were used in the biofuels business were transferred to BP at closing. We and BP entered into reciprocal Transition Services Agreements dated September 2, 2010, with respect to the provision of certain transitional support services for a period of two years following the closing. We performed an analysis of these Transition Service Agreements and determined they were not material and therefore did not represent significant continuing obligations to preclude discontinued operations treatment.

Additionally, we and BP entered into license agreements dated September 2, 2010; pursuant to which we granted BP a license to certain intellectual property that we retained, and BP granted us a license to certain intellectual property acquired by BP. With respect to most of such intellectual property, the licenses are nonexclusive, worldwide, perpetual, royalty-free and sublicensable, subject to certain field-of-use restrictions in the case of the license to BP. The parties also entered into a sublicense agreement dated September 2, 2010; pursuant to which we received a sublicense to certain intellectual property acquired by BP that is licensed from a third party, as well as a Joint Intellectual Property Agreement dated September 2, 2010; governing the joint ownership by BP and us of certain intellectual property in which each of BP and we have an equal, undivided joint ownership interest following the closing of the transaction.

Pursuant to the terms of the Asset Purchase Agreement, at closing we and BP also entered into non-competition agreements dated September 2, 2010; which restrict the parties’ respective activities in which they may engage for certain time periods following the closing, impose confidentiality obligations with respect to proprietary information acquired from each other, and prohibit the solicitation of the each other’s employees for a period of two years following the closing.

The results of operations and assets and liabilities associated with the sale of our LC business have been restated and presented as discontinued operations in the accompanying Consolidated Statements of Operations and Balance Sheets for 2010 and all prior periods presented.

Debt Repurchase

On September 23, 2010, we announced our repurchase of $13 million in principal amount of 8% Senior Convertible Notes due April 1, 2012, or 2008 Notes, as well as $8 million in principal amount of our 2007 Notes. As part of the transaction the noteholders released us from any and all commitments and indebtedness related to the 2008 and 2007 Notes repurchased. Immediately following the repurchase and as of December 31, 2010, no additional 2008 Notes remain outstanding and we had $74.7 million in principal amount of 2007 and 2009 Notes outstanding.

Change in Management

On February 25, 2011, we announced a series of management changes within our senior management team to take effect on March 31, 2011 pursuant to which Carlos A. Riva, currently President, Chief Executive Officer and Director, will retire, James E. Levine, currently Executive Vice President and Chief Financial Officer, will be appointed as President and Chief Executive Officer and will be elected to the board of directors, and Jeffrey G. Black, currently Senior Vice President and Chief Accounting Officer, will be appointed Chief Financial Officer. Mr. Riva will continue to serve as Chief Executive Officer until March 31, 2011 and the Company expects that following his retirement, Mr. Riva will enter into a consulting agreement with the Company under which he will be available for a period of time.

Results of Operations—Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009	% Change
Revenues:
Animal health and nutrition	$32,588	$32,781	(1)%
Grain processing	13,439	9,744	38%
All other products	4,324	1,431	202%

Total product	50,351	43,956	15%
Collaborative	1,722	4,863	(65)%

Total revenues	$52,073	$48,819	7%

Revenues increased 7%, or $3.3 million, to $52.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. For the year ended December 31, 2010, our revenue mix continued to shift to a larger percentage of product revenues as opposed to collaborative revenues, consistent with our strategy to grow product sales. Product revenues represented 97% of total revenues for the year ended December 31, 2010, as compared to 90% for the year ended December 31, 2009.

Product revenues increased 15%, or $6.4 million, for the year ended December 31, 2010 as compared to the year ended 2009. This increase was primarily due to an increase in revenues from Fuelzyme® alpha-amylase and our newer enzyme products in our grain processing product line, which continued to gain acceptance in the grain ethanol markets. In addition, our Purifine® PLC enzyme for the soybean oil processing market achieved significant revenue growth over 2009, resulting from Purifine® PLC deployment by Molinos in Argentina under the supply agreement we announced in March 2010, as well as our Bunge agreements. Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, decreased $0.2 million, or 1%, for the year ended December 31, 2010 as compared to the same period in 2009, and represented approximately 65% of total product revenues for the year ended December 31, 2010 and 75% for the comparable period in 2009. Although we expect that Phyzyme® XP phytase will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease in future periods. This is largely due to our method of revenue recognition for Phyzyme® XP phytase product sales. We manufacture most of our enzyme products through a manufacturing facility in Mexico City owned by Fermic S.A., or Fermic. We also have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase that is manufactured by Genencor in an amount equal to the royalty received from Danisco, as compared to the full value of the manufacturing costs plus the royalty on operating profit we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. We expect over time a greater proportion of our Phyzyme® XP phytase manufacturing will transition to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for our other enzyme products, which we expect will generate higher gross margins than Phyzyme® XP phytase over time.

While we cannot be certain that demand for our enzyme products and resulting sales will continue to meet expectations, during 2010 we have seen indications of recovery from the worldwide recession, which we believe have positively impacted our revenues. In particular:

•

During 2009, we and our partner Danisco, saw a softening in the phytase animal feed market attributed to a recessionary decline in consumer consumption of protein and financial distress in the poultry industry, which negatively impacted demand for feed and thus our enzyme, particularly during the first half of 2009. Nevertheless, Phyzyme® XP phytase sales have recovered in 2010, as demand for poultry has begun to recover with improved economic conditions.

•

Demand for Fuelzyme® alpha-amylase was significantly impacted by challenges in the corn ethanol industry during 2009, which experienced distress due to high corn prices and low ethanol prices. During the first half of 2009, there were several well-publicized bankruptcies, including two of the largest producers of corn ethanol in the U.S. Operating rates in the industry were significantly reduced, which negatively impacted demand for enzymes in the first half of 2009. During 2010, we saw ethanol plant operating rates return to pre-2009 levels, and some idle capacity was brought back on line, signaling a recovery in the corn ethanol industry. There still remains no certainty on global outcomes, as we have again noted increasing corn prices in early 2011 which could affect the demand for our product.

•

Latin America, a primary market for Purifine® PLC, used for soybean oil processing, suffered drought, political upheaval over taxes on agricultural exports, and overall challenging market conditions during the initial launch of Purifine® PLC. As a result, adoption of Purifine® PLC in the region was delayed, thus Purifine® PLC revenue was below expectations for 2009. During 2010, however, we began to see strong commercial traction for Purifine® PLC, which we expect to continue in the foreseeable future. Most notably, we have seen continued strong demand for Purifine® PLC under our long-term contract with Molinos, operator of the world’s largest soybean processing plant in Argentina.

Collaborative revenue decreased 65%, or $3.1 million, to $1.7 million for the year ended December 31, 2010, due in large part to a decrease in revenue related to wind-down of projects with existing strategic collaborators. We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, as well as regulatory approval timelines for new products.

Product Gross Profit & Margin

Product gross profit and margin for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009	% Change
Product revenue	$50,351	$43,956	15%
Cost of product revenue	31,715	27,929	14%

Product gross profit	18,636	16,027	16%
Product gross margin	37%	36%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased 14%, or $3.8 million, to $31.7 million for the year ended December 31, 2010. The increases in cost of product revenue from the comparable periods in the prior year is primarily due to higher rental expense for incremental fermentation capacity to support the expansion of product mix and increase in product revenues.

Our cost of product revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to better accommodate our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. We further expanded our fermentation capacity during the third quarter of 2010, which increased fixed manufacturing costs by an additional $0.7 million per quarter. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products like Purifine® PLC, as we optimize the manufacturing process for each particular product.

Product gross profit totaled $18.6 million for the year ended December 31, 2010, compared to $16.0 million for the year ended December 31, 2009. Gross profit percentage increased primarily due to improved fixed costs leverage on higher revenue, resulting from increased demand and expansion of product mix partially offset by unfavorable manufacturing yields, primarily related to newer enzyme products like Purifine® PLC.

In addition, because Phyzyme® XP phytase represents a significant percentage of our product revenue, our product gross profit is impacted to a great degree by the gross margin achieved on sales of Phyzyme® XP phytase. Under our manufacturing and sales agreement with Danisco, we sell our Phyzyme® XP phytase inventory to Danisco at our cost and, under a license agreement, receive a royalty equal to 50% of Danisco’s profit from the sale of the product, as defined, when the product is sold to Danisco’s customer. As a result, our total cost of product revenue for Phyzyme® XP phytase is incurred as we ship product to Danisco, and the royalty on operating profit is recognized in the period in which the product is sold to Danisco’s customer as reported to us by Danisco. We may record our quarterly royalty on operating profit based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty on operating profit from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross profit from quarter-to-quarter.

In addition, our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights for Phyzyme® XP phytase. If Danisco decides to exercise this right, we will likely experience excess capacity at Fermic. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme® XP phytase manufacturing rights, this may have a negative impact on our revenues and our product gross profit.

Operating Expenses

Research and development and selling, general and administrative expenses for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009	% Change
Research and development	$6,198	$5,829	6%
Selling, general and administrative expenses	27,662	29,520	(6)%

Total operating expenses (excluding cost of product revenue)	$33,860	$35,349	(4)%

Operating expenses for the year ended December 31, 2010 decreased 4%, or $1.5 million, to $33.9 million (including share-based compensation of $1.1 million) compared to $35.3 million (including share-based compensation of $4.7 million) for the year ended December 31, 2009. Excluding the impact of share-based compensation, total operating expenses increased $2.2 million for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to $1.4 million bonus paid and expensed during the third quarter of 2010 as well as an additional $2.2 million in bonus accrued through 2010, and increased litigation costs of $1.6 million primarily related to our noteholder lawsuit, which has subsequently been resolved (see Item 3, Legal Proceedings). This increase in expenses was partially offset by $2.1 million of debt issuance costs recorded in selling, general and administrative expenses during the third quarter of 2009 related to our 2007 Notes exchange and 2008 Notes amendment.

Research and Development

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

For the year ended December 31, 2010, we estimate that approximately 86% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product development, and that approximately 14% were spent on research activities funded in whole or in part by our partners. For the year ended December 31, 2009, we estimate that approximately 76% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 24% were spent on research activities funded by our collaborations and grants.

We determine which products and technologies to pursue independently based on various criteria, including: market opportunity, investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. Successful products and technologies require significant development and investment prior to regulatory approval and commercialization. As a result of the significant risks and uncertainties involved in developing and commercializing such products, we are unable to estimate the nature, timing, and cost of the efforts necessary to complete each of our major projects. These risks and uncertainties include, but are not limited to, the following:

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

Our research and development expenses increased 6%, or $0.4 million to $6.2 million for the year ended December 31, 2010, compared to $5.8 million (including share-based compensation of $0.2 million) for the year ended December 31, 2009. Excluding the impact of share-based compensation, total research and development expenses increased $0.6 million for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to $0.2 million bonus paid and expensed during the third quarter of 2010 as well as an additional $0.5 million of bonus accrued during 2010, as well as increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Historically, due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development through our recently sold LC business, we have not spent significant resources on early stage product development for the past three years. Beginning in the fourth quarter 2010, we began making additional investment for the development and commercialization of candidates in our enzyme product pipeline. We expect these expenses to increase in 2011 as we further advance enzyme product candidates through the development pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6%, or $1.9 million, to $27.7 million (including share-based compensation of $1.1 million) for the year ended December 31, 2010 compared to $29.5 million (including share-based compensation of $4.5 million) for the year ended December 31, 2009. Excluding the impact of share-based compensation, selling, general and administrative increased $1.6 million for the year ended December 31, 2010 as compared to the same period in 2009. The increase year over year is attributed to $1.2 million bonus paid and expensed during the third quarter of 2010 as well as an additional $1.7 million of bonus accrued during 2010, and increased litigation costs of $1.6 million primarily related to the noteholder lawsuit, partially offset by $2.1 million of debt issuance costs during the third quarter of 2009 related to our 2007 Notes exchange and 2008 Notes amendment. Despite an expected increase in selling expenses to maintain or increase our sales and marketing infrastructure, we expect that our general and administrative expenses will decrease as we focus on cost control and aligning our administrative and overhead expenses to support a smaller organization following the sale of the LC Business.

Share-Based Compensation Charges

We recognized $1.1 million and $4.7 million in share-based compensation expense for our share-based awards in continuing operations during the years ended December 31, 2010 and 2009. Share-based compensation expense was allocated among the following expense categories (in thousands):

	2010	2009
Research and development	$—	$168
Selling, general and administrative	1,091	4,543

	$1,091	$4,711

Share-based compensation decreased 77%, or $3.6 million, for the year ended December 31, 2010 as compared to the year ended 2009, primarily related to the acceleration of all non executive restricted stock awards during the third quarter of 2009, as well as the acceleration of a group of performance-based options held by certain executives during the second quarter of 2009 and the suspension of our employee stock purchase plan during the first quarter of 2009. Additionally, in connection with the sale of our LC business, several option cancellations occurred during the third quarter 2010 as a result of employee transfers and terminations decreasing expense, and a further decrease in expense attributed to the longer vesting periods due to our option exchange during 2009, offset by a company-wide grant made during the third quarter of 2009.

Interest and other expense, net

Interest expense was $7.5 million and $11.1 million for the years ended December 31, 2010 and 2009. The decrease in interest expense from 2009 to 2010 was primarily attributed to the decrease in the outstanding principal from conversions, exchanges, and repurchases. Total interest expense for the years ended December 31, 2010 and 2009 was comprised of the following (in thousands):

	2010	2009
5.5% coupon interest, payable in cash	$3,682	$4,902
Non-cash amortization of debt issuance costs	577	831

2007 Notes Total	4,259	5,733

8% coupon interest, payable in cash or common stock	767	2,573
Non-cash accretion of debt discount	1,245	3,067
Non-cash amortization of debt issuance costs	51	247

2008 Notes Total	2,063	5,887

9% coupon interest, payable in cash or common stock	1,234	411
Non-cash amortization of debt premium	(420)	(136)

2009 Notes Total	814	275

Equipment financing	—	26
Other	321	223
Capitalized interest	—	(1,039)

Total interest expense	$7,457	$11,105

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

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

For the years ended December 31, 2010 and 2009, we recorded a gain on conversion of $0.6 million and $8.9 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes during the year ended December 31, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the year ended December 31, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes that were converted and related “make-whole” payments. The carrying value of the converted 2008 Notes during the year ended December 31, 2009 was equal to $43.7 million of principal less the unamortized debt discount and issuance costs, which totaled $32.7 million, as of the conversion date. During the year ended December 31, 2009, we issued a total of 3.7 million shares with a total market value as of the dates of conversion of $23.8 million to settle the 2008 Notes and “make-whole” payments.

Loss on Debt Extinguishment

On September 23, 2010, we repurchased $21.0 million in principal amount of our 2008 and 2007 Notes for a total of $20.6 million in cash, excluding accrued interest as of the closing date. The repurchase allowed us to simplify our capital structure as well as avoid any potential further dilution through conversions. The repurchase qualified for debt extinguishment accounting resulting in a loss of approximately $3.4 million for the year ended December 31, 2010 representing the difference between the purchase price of $20.6 million and carrying value of $17.2 million calculated as follows (in thousands):

	2008 Notes	2007 Notes	Total
Principal	$13,000	$8,000	$21,000
Debt discount	(3,944)	—	(3,944)
Compound embedded derivative	311	—	311
Issuance costs	(98)	(103)	(201)

Carrying value	9,269	7,897	17,166

Repurchase price	13,750	6,800	20,550

Gain (loss) on debt extinguishment	$(4,481)	$1,097	$(3,384)

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes’ compound embedded derivative are recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $0.1 million and a net gain of $5.3 million for the years ended December 31, 2010 and 2009 related to the change in fair value of our recorded derivative asset and liabilities.

Net Income (Loss) from Discontinued Operations

As previously noted, on September 2, 2010, we completed the sale of the LC business to BP for a purchase price of $98.3 million. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5 million of the purchase price placed in escrow). As such, the legacy LC business current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations.

For the year ended December 31, 2010, net income from discontinued operations was $8.8 million and included a $55.9 million gain on sale of the LC business, net of tax provision of $9.7 million. For the year ended December 31, 2009, net loss from discontinued operations was $49.9 million.

Income Tax Benefit

Authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to stockholders’ equity. This allocation is referred to as intra-period tax allocation. As a result of net book income from discontinued operations, we recorded an income tax expense of $9.7 million during the year ended December 31, 2010. An income tax benefit from continuing operations of $9.7 million was recorded during December 31, 2010, resulting in overall annual income tax expense to zero.

Years Ended December 31, 2009 and 2008

Consolidated Results of Operations—Continuing Operations

Revenues

Revenues for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008	% Change
Revenues:
Animal health and nutrition	$32,781	$36,963	(11)%
Grain processing	9,744	6,268	55%
All other products	1,431	5,852	(76)%

Total product	43,956	49,083	(10)%
Collaborative and Grant	4,863	7,762	(37)%

Total revenues	$48,819	$56,845	(14)%

Revenues decreased 14%, or $8.0 million, to $48.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. For the year ended December 31, 2009, our revenue mix continued to shift to a larger percentage of product revenues, consistent with our strategy to grow product sales, and de-emphasize collaborations that are not core to our strategic market focus. Product revenues represented 90% of total revenues for the year ended December 31, 2009, as compared to 86% for the year ended December 31, 2008.

Product revenues decreased 10% or $5.1 million, for the year ended December 31, 2009 as compared to the same period in 2008. This decrease is attributed primarily to the following factors:

•

While gross shipments of Phyzyme® XP phytase for the year ended December 31, 2009 remained at levels comparable to 2008, our reported net Phyzyme® XP phytase revenue was lower than our reported net revenue in the same periods of the prior year. This is attributed to a larger percentage of Phyzyme® XP phytase sales manufactured by Genencor, a subsidiary of Danisco, for which we recognize only the royalty component on operating profit for Phyzyme® XP phytase sales. Due to capacity constraints during late 2008, we contracted with Genencor to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase that is manufactured by Genencor in an amount equal to the royalty on operating profit we receive from Danisco, as compared to the full value of the manufacturing costs plus royalty on operating profit we recognize for Phyzyme® XP phytase we manufacture at Fermic.

•	We discontinued two of our product lines, Bayovac-SRS and Quantum, during early 2008.

The decrease in Phyzyme® XP phytase product revenue was offset in part by an increase in sales of our Fuelzyme® Alpha-Amylase and Xylathin™ enzymes, which continued to gain acceptance in the grain ethanol markets, and our Veretase® Alpha-Amylase enzyme for the potable ethanol market. Revenues from Phyzyme® XP phytase represented approximately 75% of total product revenues for the year ended December 31, 2009 and 2008.

Collaboration and grant revenue decreased 37% or $2.9 million, to $4.9 million for the year ended December 31, 2009 compared to 2008. We continued to de-emphasize collaborations that are not core to our current focus in favor of greater emphasis on sales of products.

On October 28, 2009, we completed previously defined programs under our joint research collaboration with Syngenta. In connection with the completion of those programs, the parties executed an agreement whereby we gained additional exclusive rights to an array of proprietary biomolecules expressed microbially, as well as non-exclusive rights to the same biomolecules expressed through non-plant means such as algae, further bolstering our specialty enzymes product pipeline.

Product Gross Profit & Margin

Product gross profit and margin for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008	% Change
Product revenue	$43,956	$49,083	(10)%
Cost of product revenue	27,929	35,153	(21)%

Product gross profit	16,027	13,930	15%
Product gross margin	36%	28%

Cost of product revenue decreased 21%, or $7.2 million, to $27.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease resulted primarily from the change in production for our Phyzyme® XP phytase product revenue and related cost manufactured by Genencor as described below, combined with inventory losses and additional freight costs incurred in 2008 as further described below.

Product gross margin totaled $16.0 million, or 36% of product revenue for the year ended December 31, 2009 compared to $13.9 million, or 28% of product revenue for the year ended December 31, 2008. Gross margin percentage improvement for the year ended December 31, 2009 reflects various factors, specifically:

•

Due to our manufacturing arrangement with Genencor to serve as a second-source manufacturer for Phyzyme® XP phytase as previously described, we record revenue and costs related to Phyzyme® XP phytase that Genencor manufactures on a net basis versus a gross basis. This had no impact on the absolute value of our gross margin, but resulted in an increase to the gross margin percentage reported for the year ended December 31, 2009.

•

During the year ended December 31, 2008, gross margin percentage was lower due to (i) inventory losses related to contamination issues in our Phyzyme® XP phytase enzyme manufacturing process; and (ii) incremental zero-margin freight revenue and related costs incurred to meet customer ship dates. Both of these factors negatively impacted gross profit and resulted in a lower gross margin in 2008.

•	During 2009, we experienced a favorable product mix shift to products with lower production costs, such as Fuelzyme® Alpha-Amylase.

For the reasons described above, we believe that product gross margin dollars is a better indication of performance than product gross margin percentage.

Operating Expenses

Research and development and selling, general and administrative expenses for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008	% Change
Research and development	$5,829	$12,702	(54)%
Selling, general and administrative expenses	29,520	34,528	(15)%

Total operating expenses (excluding cost of product revenue)	35,349	47,230	(25)%

Operating expenses for the year ended December 31, 2009 decreased 25%, or $11.9 million, to $35.3 million (including share-based compensation of $4.7 million) compared to $47.2 million (including share-based compensation of $6.4 million) for the year ended December 31, 2008. Excluding the impact of share-based compensation, total operating expenses decreased $10.2 million for the year ended December 31, 2009 as compared to the same period in 2008 due to decreased research and development efforts associated with specialty enzyme projects, and further as a result of cost minimization efforts during 2009.

Research and Development

For the year ended December 31, 2009, we estimate that approximately 76% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product development, and that approximately 24% were spent on research activities funded in whole or in part by our partners. For the year ended December 31, 2008, we estimate that approximately 81% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product and technology development, and that approximately 19% were spent on research activities funded by our collaborations and grants.

Our research and development expenses decreased 54%, or $6.9 million to $5.8 million (including share-based compensation of $0.2 million) for the year ended December 31, 2009, compared to $12.7 million (including share-based compensation of $0.8 million) for the year ended December 31, 2008. Excluding the impact of share-based compensation, total research and development expenses decreased $6.3 million for the year ended December 31, 2009 as compared to the same period in due to limited capital resources and challenging economic conditions, which caused us to reduce spend on early stage specialty enzyme product development in favor of investment of biofuels technology development, which is included in discontinued operations on a retroactive basis, giving effect to the sale of our LC Business to BP.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 15% or $5.0 million, to $29.5 million (including share-based compensation of $4.5 million) for the year ended December 31, 2009 compared to $34.5 million (including share-based compensation of $5.6 million) for the year ended December 31, 2008. Excluding the impact of share-based compensation, selling, general and administrative decreased $3.9 million for the year ended December 31, 2009 as compared to the same period in 2008. The decrease during the year ended December 31, 2009 compared to the same period in the prior year was primarily due to cost minimization efforts in 2009.

Share-Based Compensation Charges

We recognized $4.7 million and $6.4 million in share-based compensation expense for our share-based awards in continuing operations during the years ended December 31, 2009 and 2008. Share-based compensation expense was allocated among the following expense categories (in thousands):

	2009	2008
Research and development	$168	$779
Selling, general and administrative	4,543	5,582

	$4,711	$6,361

Share-based compensation decreased $1.7 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily related to the suspension of our employee stock purchase plan during the first quarter of 2009 and an overall decrease in equity awards granted since our merger with Celunol Corp in 2007, partially offset by the tender offer option exchange which resulted in approximately $0.9 million in additional expense during the year.

Interest and other expense, net

Interest income on cash and short term investments was $0.1 million for the year ended December 31, 2009 compared to $1.0 million for the year ended December 31, 2008 primarily due to lower average cash and investment balances during 2009.

Interest expense was $11.1 million, net of $1.0 million in capitalized interest for the demonstration-scale facility, for the year ended December 31, 2009 compared to $9.8 million for the year ended December 31, 2008, net of $6.2 million in capitalized interest for the demonstration facility. Our demonstration-scale facility was placed in service in February 2009, and as such, we ceased capitalizing interest on that date. The increase in interest expense from the comparable periods in 2008 was primarily attributed to the decrease in capitalized interest partially offset by the decrease in 2008 Notes principal outstanding from conversions. Total interest expense for the years ended December 31, 2009 and 2008 comprised of the following (in thousands):

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

Gain (loss) on Debt Extinguishment Upon Conversion of Convertible Debt

During the year ended December 31, 2009, we recorded a gain on debt extinguishment of $8.9 million compared to a loss of $0.1 million for the year ended December 31, 2008. The gain (loss) calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the year ended December 31, 2009 was equal to the $43.7 million of principal less the unamortized debt discount and issuance costs, which totaled $32.7 million, as of the conversion date. During the year ended December 31, 2009, we issued a total of 3.7 million shares with a total market value as of the dates of conversion of $23.8 million to settle the 2008 Notes and “make-whole” payments. The carrying value of the converted 2008 Notes was equal to $8.9 million which represented the difference between the principal converted of $12.1 million and the unamortized debt discount and issuance costs. During the year ended December 31, 2008, we issued a total of 3.7 million shares with a total market value as of the dates of conversion of $9.0 million to settle the converted 2008 Notes and related “make-whole” payments.

Net Income (Loss) from Discontinued Operations

As previously noted, on September 2, 2010, we completed the sale of the LC business to BP for a purchase price of $98.3 million. As such, the legacy LC business current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations.

For the year ended December 31, 2009 and 2008, net loss from discontinued operations was $49.9 million and $154.4 million, including goodwill impairment charge of $106.1 million. During 2008, we determined that the market value of our common stock and convertible debt was not adequate to support the carrying value of our goodwill resulting from the June 2007 merger between Diversa and Celunol. As a result, pursuant to authoritative accounting guidance we recorded a non-cash charge of $106.1 million in 2008, representing full impairment of the carrying value of our goodwill.

Loss Attributed to Noncontrolling Interests in Consolidated Entities

In connection with the initial phase of our strategic partnership with BP, we formed Galaxy as a special purpose entity. We were considered the primary beneficiary of Galaxy and consolidated its financial results. In connection with the second phase of our strategic partnership with BP, we held a 50% interest in Vercipia, a special purpose entity. We were considered the primary beneficiary of Vercipia and consolidate its financial results.

As a result, our consolidated financial statements include a line item called “Noncontrolling interests in consolidated entities.” On our Consolidated Balance Sheets, this line reflects BP’s ownership of Galaxy’s and Vercipia’s equity. This line item is reduced by BP’s 50% share of Galaxy’s and Vercipia’s losses, and increased by cash contributions made by BP. BP’s share of losses is reflected in our Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Both entities were sold to BP as part of the LC business sale on September 2, 2009.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of December 31, 2010, we had an accumulated deficit of approximately $606.0 million.

Capital Requirements

As of December 31, 2010, we had available cash and cash equivalents of approximately $87.9 million. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our operations. In October 2009 we raised approximately $12.2 million in net cash proceeds from an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock, and in September 2010 we raised approximately $96.0 million net of transaction costs through the sale of our LC business. To date we have used net proceeds of approximately $20.6 million from the transaction for debt retirement. We intend to use the remaining proceeds for continued investment in product development and manufacturing improvement efforts, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement.

As more fully described in Note 3 of our Consolidated Financial Statements, the holders of our 2007 and 2009 Notes aggregating $74.7 million have the right to require us to purchase the 2007 and 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to the redemption date. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to repurchase the 2007 and 2009 Notes. If we are unable to re-finance our 2007 and 2009 Notes, raise additional capital, we will need to defer restructure or significantly curtail our operations, issue equity in exchange for our 2007 and 2009 Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations.

Balance Sheet

Our consolidated assets have decreased by $56.1 million to $111.8 million at December 31, 2010 from $167.9 million at December 31, 2009, attributable primarily to the sale of our LC business, including our pilot plant and demonstration plant located in Jennings, Louisiana, to BP offset by an increase in cash for the proceeds of the sale of $96.0 million, net of transaction costs.

Our consolidated liabilities have decreased by $29.1 million to $108.6 million at December 31, 2010 from $137.7 million at December 31, 2009, primarily attributable to the sale of our LC business to BP and the debt repurchase of $21 million in principal of our 2007 and 2008 Notes.

Cash Flows Related to Operating, Investing and Financing Activities

Our operating activities for continuing operations used cash of $9.0 million for the year ended December 31, 2010. Our cash used in operating activities consisted primarily of cash used to fund our operations.

Our investing activities for continuing operations generated net cash of $99.9 million for the year ended December 31, 2010 consisting primarily of net proceeds from the sale of the LC business to BP of $96.0 million.

Our financing activities for continuing operations used cash of $20.6 million for the year ended December 31, 2010 due to our debt repurchase.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010, including the principal and interest payments for our 2009 and 2007 Notes, assuming such obligations are not redeemed pursuant to noteholder rights prior to maturity in April 2027 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating lease (1)	$2,578	$846	$1,732	$—	$—
Manufacturing costs to Fermic (2)	44,048	17,036	27,012	—	—
License and research agreements	570	70	140	140	220
Convertible Debt:
2007 Notes (3)	116,421	3,357	6,714	6,714	99,636
2009 Notes (4)	34,062	1,234	2,467	2,467	27,894

Total Contractual Obligations	$197,679	$22,543	$38,065	$9,321	$127,750

(1)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. In connection with the sale of the LC business we completed on September 2, 2010, the majority of the space in the Cambridge office was vacated and is no longer used. Additionally, on December 14, 2010, we publicly announced that we will be focusing all of our operations in San Diego in the first quarter of 2011 and completely close our office in Cambridge to better align us with the evolving needs of the business and the market. The closure will be effective by the end of the first quarter 2011. As of December 31, 2010, all numbers reflected for the Cambridge lease in the table above are presented on a gross obligation basis. Additionally, our facilities are currently located in San Diego, California in space we sublease from BP free of rent for a period of up to two years through August 2012, and therefore, no obligation is reflected in the table.
(2)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice. This commitment represents thirty months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.
(3)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2007 Notes include approximately $55.4 million (including $3.4 million due within one year) in interest through maturity of the 2007 Notes.
(4)	The holders of the 2009 Notes have the right to require us to purchase the 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Total obligations under the 2009 Notes include approximately $20.4 million (including $1.2 million due within one year) in interest through maturity of the 2009 Notes. Interest payments on the 2009 Notes may be made, at our option and subject to the satisfaction of certain conditions, in shares of common stock, or interest shares, valued at the greater of the applicable conversion price in effect, which was $9.60 as of December 31, 2010, or the average of the volume weighted stock price during a measurement period prior to the applicable interest payment date.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice. As of December 31, 2010, under this agreement our minimum commitments to Fermic are approximately $44.0 million over the next two and a half years.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through December 31, 2010, we have incurred costs of approximately $21.8 million for property and equipment related to this agreement, of which $0.2 million we funded in 2010. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. For much of 2010, we limited our marketing activities in line with our manufacturing capabilities. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make $4 to $5 million of additional capital investments at Fermic during 2011. These investments should improve both our yield of enzymes and the profitability of our enzymes over time.

In 2008, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If Danisco were to exercise this right, we may experience excess capacity at Fermic. If Danisco assumed the right to manufacture Phyzyme® XP phytase and we were unable to absorb or otherwise reduce the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of December 31, 2010.

Facility Commitment

All of our research and development, business development and corporate operations are conducted from a single facility in San Diego, which we currently sublease from BP through August 2012. We are currently searching for an alternative facility in San Diego. We will likely need to build a new facility or retrofit an existing facility to accommodate our business, including the build-out of new pilot fermentation/recovery and automation labs. The cost of the facility and the equipment required for the facility could require the expenditure of more than $10 million over the next two years, which we expect to be financed through existing cash and/or additional sources of capital.

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

We have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme® XP phytase. Under current accounting guidance, product manufactured for us by Genencor is recognized on a net basis equal to the royalty on operating profit received from Danisco, as all the following indicators of net revenue reporting are met: (i) the third party is the obligor; (ii) the amount earned is fixed; and (iii) the third party maintains inventory risk, as compared to the full value of the manufacturing costs plus royalty on operating profit we currently recognize for Phyzyme® XP phytase we manufacture.

We sometimes enter into revenue arrangements that include the delivery of more than one product or service. In these cases, we recognize revenue from each element of the arrangement as long as we are able to determine a separate value for each element, we have completed our obligation to deliver or perform on that element and we are reasonably assured of collecting the resulting receivable.

Share-based Compensation

Effective January 1, 2006, we calculate the fair value of all share-based payments to employees and non-employee directors, including grants of stock options, non-restricted and restricted shares, and awards issued under our previous employee stock purchase plan, and amortize these fair values to share-based compensation in the income statement over the respective vesting periods of the underlying awards.

Share-based compensation related to stock options includes the amortization of the fair value of options at the date of grant determined using the Black-Scholes Merton, or BSM valuation model. We amortize the fair value of options to expense over the vesting periods of the underlying options.

We estimate the fair value of stock option awards and awards under our previous ESPP plan on the date of grant using assumptions about volatility, expected life of the awards, risk-free interest rate, and dividend yield rate. The expected volatility in this model is based on the historical volatility of our common stock and an analysis of our peers. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees and an analysis of our peers. The expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

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

Income Taxes

Authoritative accounting guidance includes an exception to the general principle of intraperiod tax allocations. This exception requires that all items (i.e., extraordinary items, discontinued operations, and so forth, including items charged or credited directly to other comprehensive income) be considered in determining the amount of tax benefit that results from a loss from continuing operations. As a result of net book income from discontinued operations, we recorded an income tax expense from discontinued operations of $9.7 million and an income tax benefit from continuing operations of $9.7 million during the year ended December 31, 2010, resulting in an overall annual income tax expense of zero.

Effective in 2007, we account for income taxes pursuant to authoritative accounting guidance, which prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax return. We do not recognize an uncertain tax position as a deferred tax asset if it has less than a 50% likelihood of being sustained. We adopted the updated authoritative guidance on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of December 31, 2010 we have not yet completed our analysis of our deferred tax assets for net operating losses and research and development credits. As such, we have removed these amounts and the offsetting valuation allowance from our deferred tax assets. The Company is in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits and estimates a change of ownership has occurred that could significantly limit the Company’s ability to utilize net operating losses or credits in the future to as low as $2 – $4 million per year over a 20 year period. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits. The Company expects the Section 382 analysis to be completed within the next six months.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at December 31, 2010 were fully offset by a valuation allowance.

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

Interest Rate Exposure

As of December 31, 2010, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

Foreign Currency Exposure

We engage third parties, including Fermic, our contract manufacturing partner in Mexico City, to provide various services. From time to time certain of these services result in obligations that are denominated in other than U.S. dollars.

Additionally, under our manufacturing and sales agreement with Danisco, we sell our Phyzyme® XP phytase inventory to Danisco at our cost and, under a license agreement, receive a royalty equal to 50% of Danisco’s profit from the sale of the product, as defined, when the product is sold to Danisco’s customer. This profit share is denominated in other than U.S. dollars, primarily Danish Krone, and is converted to U.S. dollars upon payment. Consequently, our reported revenue may be affected by fluctuations in currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Verenium Corporation

We have audited the accompanying consolidated balance sheets of Verenium Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verenium Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective as of January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Verenium Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 7, 2011

VERENIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$87,929	$24,844
Accounts receivable, net of allowance for doubtful accounts of $140 and $284 at December 31, 2010 and December 31, 2009	6,708	6,558
Inventories, net	5,316	2,586
Prepaid expenses and other current assets	2,694	2,500
Current assets of discontinued operations (including cash and cash equivalents of $7.2 million at December 31, 2009)	—	10,086

Total current assets	102,647	46,574
Property and equipment, net	3,134	4,169
Restricted cash	5,000	10,400
Debt issuance costs and other assets	976	2,020
Long term assets of discontinued operations	—	104,759

Total assets	$111,757	$167,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,631	$4,690
Accrued expenses	8,218	5,833
Deferred revenue	894	895
Current liabilities of discontinued operations	1,157	13,278

Total current liabilities	18,900	24,696
Convertible debt, at carrying value (face value of $74.7 million at December 31, 2010 and $97.9 million at December 31, 2009; maturity date of April 2027, and early put option dates of April 1, 2012, 2017 and 2022 )	88,011	105,756
Other long term liabilities	1,216	1,734
Long term liabilities of discontinued operations	460	5,534

Total liabilities	108,587	137,720
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock—$0.001 par value; 245,000 shares authorized at December 31, 2010 and 2009, 12,610 and 11,821 shares issued and outstanding at December 31, 2010 and December 31, 2009	12	12
Additional paid-in capital	609,133	604,571
Accumulated deficit	(605,975)	(630,032)

Total Verenium Corporation stockholders’ equity (deficit)	3,170	(25,449)
Noncontrolling interests in consolidated entities attributed to discontinued operations	—	55,651

Total stockholders’ equity	3,170	30,202

Total liabilities, noncontrolling interest and stockholders’ equity	$111,757	$167,922

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Continuing Operations:
Revenue
Product	$50,351	$43,956	$49,083
Collaborative and grant	1,722	4,863	7,762

Total revenue	52,073	48,819	56,845

Operating expenses:
Cost of product revenue	31,715	27,929	35,153
Research and development	6,198	5,829	12,702
Selling, general and administrative	27,662	29,520	34,528

Total operating expenses	65,575	63,278	82,383

Loss from operations	(13,502)	(14,459)	(25,538)
Other income and expenses:
Interest and other expense, net	(7,481)	(10,105)	(8,863)
Gain on amendment of 2008 Notes	—	3,977	—
Loss on exchange of 2007 Notes	—	—	(3,599)
Loss on debt extinguishment	(3,384)	—	—
Gain (loss) on debt extinguishment upon conversion of convertible debt	598	8,946	(118)
Gain (loss) on net change in fair value of derivative assets and liabilities	(145)	5,277	3,478

Total other income (expenses), net	(10,412)	8,095	(9,102)

Loss from continuing operations before income taxes	(23,914)	(6,364)	(34,640)
Income tax benefit	9,748	—	—

Net loss from continuing operations	(14,166)	(6,364)	(34,640)
Net income (loss) from discontinued operations, net of $55.9 million gain on divestiture of discontinued operations, net of income tax of $9.7 million for the year ended December 31, 2010	8,816	(49,876)	(154,350)

Net loss	(5,350)	(56,240)	(188,990)
Less: Loss attributed to noncontrolling interests in consolidated entities—discontinued operations	25,283	34,349	12,500

Net income (loss) attributed to Verenium Corporation	$19,933	$(21,891)	$(176,490)

Net income (loss) per share, basic and diluted:
Continuing operations	$(1.15)	$(0.75)	$(6.48)

Discontinued operations	$0.72	$(5.89)	$(28.88)

Net income (loss) attributed to Verenium Corporation	$1.62	$(2.58)	$(33.03)

Shares used in calculating net income (loss) per share, basic and diluted	12,321	8,470	5,344

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2008	5,259	$5	$532,231	$(437,071)	$50	$—	$95,215
Net loss attributed to Verenium Corporation	—	—	—	(176,490)	—	(12,500)	(188,990)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(50)	—	(50)

Comprehensive loss	—	—	—	—	—	—	(189,040)
Capital contributions for noncontrolling interest in consolidated entities	—	—	—	—	—	24,500	24,500
Issuance of common stock under stock plans, net of stock award forfeitures	65	—	1,432	—	—	—	1,432
Issuance of common stock from convertible debt	325	1	10,037	—	—	—	10,038
Recognition of debt premium for 2008 Notes exchange	—	—	4,790	—	—	—	4,790
Recognition of equity component of 2008 Notes	—	—	3,579	—	—	—	3,579
Derecognition of equity component of 2008 Notes upon conversion	—	—	(2,060)	—	—	—	(2,060)
Recognition of issuance costs of 2008 Notes related to equity component	—	—	(2,057)	—	—	—	(2,057)
Reclassification of 2008 Notes compound embedded derivative liability	—	—	14,678	—	—	—	14,678
Share-based compensation	—	—	11,233	—	—		11,233

Balance at December 31, 2008	5,649	6	573,863	(613,561)	—	12,000	(27,692)
Net loss attributed to Verenium Corporation	—	—	—	(21,891)	—	(34,349)	(56,240)
Capital contributions for noncontrolling interests in consolidated entities	—	—	—	—	—	78,000	78,000
Issuance of common stock under stock plans, net of stock award forfeitures	124	—	570	—	—	—	570
Issuance of common stock, net of issuance costs of $1.3 million, net of warrants of $780 classified as a derivative liability	2,250	2	11,397	—	—	—	11,399
Issuance of common stock from convertible debt	3,798	4	25,502	—	—	—	25,506
Derecognition of equity component of 2008 Notes related to the adoption of new convertible debt authoritative guidance	—	—	(18,554)	5,420	—	—	(13,134)
Recognition of debt premium for 2009 Notes exchange	—	—	4,105	—	—	—	4,105
Share-based compensation	—	—	7,688	—	—	—	7,688

Balance at December 31, 2009	11,821	12	604,571	(630,032)	—	55,651	30,202
Net loss attributed to Verenium Corporation	—	—	—	19,933	—	(25,283)	(5,350)
Capital contributions for noncontrolling interests in consolidated entities	—	—	—	—	—	23,871	23,871
Issuance of common stock under stock plans, net of stock award forfeitures	16	—	15	—	—	—	15
Issuance of common stock from convertible debt	773	—	3,227	—	—	—	3,227
Deconsolidation of Vercipia Biofuels LLC upon the adoption of authoritative accounting guidance	—	—	—	4,124	—	(10,651)	(6,527)
Sale of noncontrolling interest	—	—	—	—	—	(43,588)	(43,588)
Share-based compensation	—	—	1,320	—	—	—	1,320

Balance at December 31, 2010	12,610	$12	$609,133	$(605,975)	$—	$—	$3,170

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(5,350)	$(56,240)	$(188,990)
Net (income) loss from discontinued operations	(8,816)	49,876	154,350

Net loss from continuing operations	(14,166)	(6,364)	(34,640)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,747	2,355	5,386
Provision (reduction) for doubtful accounts	(111)	(385)	1,686
Share-based compensation	1,091	4,711	6,361
Loss on exchange of 2007 Notes	—	—	3,599
Loss on extinguishment of debt	3,384	—	—
Gain on 2008 Notes amendment	—	(3,977)	—
Gain (loss) on debt extinguishment upon conversion of convertible debt	(598)	(8,946)	118
Gain (loss) on net change in fair value of derivative assets and liabilities	145	(5,277)	(3,478)
Accretion of debt discount from convertible debt	825	2,931	4,009
Non-cash tax benefit	(9,748)	—	—
Change in operating assets and expenses:
Accounts receivable	(39)	1,554	384
Inventories	(2,730)	(228)	3,478
Other assets	2,894	694	577
Accounts payable and accrued liabilities	8,020	(3,720)	1,344
Deferred revenue	309	(1,484)	(969)

Net cash used in operating activities of continuing operations	(8,977)	(18,136)	(12,145)
Investing activities:
Proceeds from sale of LC business, net of transaction costs	96,026	—	—
Purchases of property and equipment, net	(1,554)	(1,016)	(2,985)
Purchases of short-term investments	—	—	(132,127)
Sales and maturities of short-term investments	—	—	141,311
Restricted cash	5,400	(360)	(10,040)

Net cash provided by (used in) investing activities of continuing operations	99,872	(1,376)	(3,841)
Financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	50,365
Net cash paid for convertible hedge transaction	—	—	(6,194)
“Make-whole” payments on conversion of 2008 Notes	—	(140)	(2,116)
Principle payments on debt obligations	(18)	(1,154)	(2,700)
Proceeds from sale of common stock and warrants	15	12,749	1,432
Repurchase of convertible debt	(20,550)	—	—

Net cash provided by (used in) financing activities of continuing operations	(20,553)	11,455	40,787

Cash provided by (used in) from discontinued operations:
Net cash used in operating activities of discontinued operations	(32,490)	(40,946)	(46,937)
Net cash used in investing activities of discontinued operations	(3,375)	(4,400)	(43,649)
Net cash provided by financing activities of discontinued operations	28,608	78,000	24,500

Net cash provided by (used in) discontinued operations	(7,257)	32,654	(66,086)
Net increase (decrease) in cash and cash equivalents	63,085	24,597	(41,285)
Cash and cash equivalents at beginning of year	24,844	7,458	48,743

Cash and cash equivalents at end of year	87,929	32,055	7,458
Less: cash and cash equivalents of discontinued operations, end of year	—	(7,211)	—

Cash and cash equivalents of continuing operations	$87,929	$24,844	$7,458

Supplemental disclosure of cash flow information:
Interest paid	$4,090	$4,838	$8,947

Supplemental disclosure of non-cash operating and financing activities:
Conversions of convertible senior notes to common stock	$2,200	$44,682	$13,117

Restricted common stock issued to settle employee bonus liabilities	$—	$304	$—

See accompanying notes.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization	and Summary of Significant Accounting Policies

The Company

Verenium Corporation, Verenium or the Company, was incorporated in Delaware in 1992. Since its merger in June 2007 with Celunol Corporation, or Celunol, a cellulosic ethanol company, the Company operated in two business segments, biofuels and specialty enzymes. On September 2, 2010, the Company completed the sale of its ligno-cellulosic business, or LC business, to BP Biofuels North America LLC, or BP. As part of the sale, BP acquired all of the capital stock of the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation, and became the sole investor in Galaxy Biofuels LLC, or Galaxy, and Highlands Ethanol LLC (dba Vercipia Biofuels, LLC), or Vercipia, the two joint ventures previously formed between the Company and BP. The results of operations net of the gain on sale associated with the LC business have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. See Note 2 for further details. The Company currently operates in one business segment, industrial enzymes, to enable higher productivity, lower costs, and improved environmental outcomes. The Company has four main product lines: animal health and nutrition, grain processing, oilseed processing and emerging enzymes.

Recent Developments

Asset Purchase Agreement and Related Agreements

As noted above and more fully described in Note 2, on September 2, 2010, the Company completed the sale of its LC business to BP, pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5 million of the purchase price placed in escrow). Pursuant to the terms of the Asset Purchase Agreement, $5 million of the $98.3 million purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential breaches of representations and warranties made by the Company in the Purchase Agreement.

As a result of the acquisition of Verenium Biofuels, BP acquired ownership of the Company’s land, pilot plant and demonstration facility located in Jennings, Louisiana, and became the sole investor in Galaxy and Vercipia, the two joint ventures previously formed between the Company and BP.

Debt Repurchase

As more fully described in Note 3, on September 23, 2010, the Company repurchased $13 million in principal amount of its 8% Senior Convertible Notes due April 1, 2012, or 2008 Notes, as well as $8 million in principal amount of its 5.50% Convertible Senior Notes due 2027, or 2007 Notes. As part of the transaction the note holders released the Company from any and all commitments and indebtedness related to the 2008 and 2007 Notes repurchased. Immediately following the repurchase, no additional 2008 Notes remain outstanding and the Company had $74.7 million in principal amount of 2007 and 9% Convertible Senior Secured Notes due April, 2027, or 2009 Notes outstanding at December 31, 2010.

Basis of Presentation and Going Concern

The Company has incurred a net loss from continuing operations of $14.2 million, $6.4 million, and $34.6 million for the years ended December 31, 2010, 2009 and 2008; and has an accumulated deficit of $606.0 million as of December 31, 2010. In connection with the sale of the LC business in September 2010, the Company received net cash proceeds of approximately $96.0 million. The Company has used net proceeds of

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $20.6 million from the transaction for debt retirement. The Company intends to use the proceeds for continued investment in product development and manufacturing improvement efforts for its industrial enzyme business, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the 2007 and 2009 Notes, or collectively, the Notes, have the right to require the Company to purchase the Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022.

Assuming this occurs in 2012, based on current cash resources and 2011 operating plan, the Company’s existing working capital will not be sufficient to repurchase the Notes. If the Company is unable to re-finance the Notes or raise additional capital, it will need to defer restructure or significantly curtail its operations, issue equity in exchange for the Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations.

The results of operations and assets and liabilities associated with the sale of the Company’s LC business have been reclassified and presented as discontinued operations in the accompanying Consolidated Statements of Operations and Balance Sheets for current and all prior periods presented.

Basis of Consolidation

The consolidated financial statements prior to January 1, 2010 include the accounts of the Company and its previously wholly-owned subsidiaries, including Verenium Biofuels, as well as its previously jointly owned subsidiaries Galaxy and Vercipia, both which were determined to be variable interest entities of which the Company was the primary beneficiary as defined by authoritative guidance. Effective as of January 1, 2010, as a result of adopting new authoritative accounting guidance for identifying which enterprise has the power to direct activities of a variable interest entity, the Company concluded it is no longer the primary beneficiary of Vercipia. The Company’s investment in Vercipia was therefore accounted for under the equity method beginning January 1, 2010. Prior to the adoption of the new authoritative accounting guidance, the Company was the primary beneficiary of Vercipia and consolidated Vercipia’s financial results.

Upon the completion of the sale of the LC business, BP acquired all of the capital stock of the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation, and became the sole investor in Galaxy and Vercipia, the two joint ventures previously formed by the Company and BP. As a result, the Company’s continuing operations reflect only the financial statements of Verenium Corporation, and all results for Vercipia and Galaxy are reflected within Discontinued Operations on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, discontinued operations, and related disclosures. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, its convertible debt and income taxes. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Method of Accounting

On January 1, 2010, the Company adopted new authoritative accounting guidance, which replaced the quantitative-based calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity. As a result of adopting this new authoritative accounting guidance, the Company was required to change its method of accounting for its variable interest in Vercipia. Since the Company and BP shared the ability to impact Vercipia’s economic performance, the Company was no longer the primary beneficiary of Vercipia. The Company adopted the new authoritative accounting guidance on a prospective basis therefore beginning in the first quarter of 2010, the Company deconsolidated Vercipia from the Company’s consolidated financial statements and began to account for the Company’s ownership interest in Vercipia using the equity method of accounting. As a result, the Company no longer included Vercipia’s revenue and operating expenses in its operating results. Under the equity method of accounting, the Company was required to reflect its initial investment in Vercipia on its balance sheet, decreased by its share of Vercipia’s net losses. Upon adoption of the equity method of accounting on January 1, 2010 and through the sale of the joint venture on September 2, 2010, the Company’s share of net losses exceeded its initial investment in Vercipia, in which case the Company was required to suspend its share of such losses. As such, the Company’s consolidated financial statements do not include its share of Vercipia’s operating results for the year ended December 31, 2010. The Company has not reclassified amounts in the prior period financial statements to conform to the current period presentation.

The adoption of this guidance further resulted in the following impacts to the Consolidated Balance Sheet at January 1, 2010: (1) assets decreased by $8.4 million, including $7.2 million in cash and cash equivalents; (2) liabilities decreased by $1.9 million; and (3) stockholders’ equity increased by approximately $6.5 million.

As discussed above, upon completion of the sale of the LC business, BP became the sole investor in Vercipia. As a result, the results for Vercipia are reflected within Discontinued Operations on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase. As discussed further in Note 2, pursuant to the terms of the sale of the LC business to BP, $5 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential breaches of representations and warranties made by the Company, most of which survive for a period of 18 months following the closing, and is reported as restricted cash on the Company’s consolidated balance sheet as of December 31, 2010.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out method, and includes material, labor, and factory overhead. If necessary, the Company adjusts its inventories by an estimated allowance for excess and obsolete inventories. The determination of the need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as judgments, quality control testing data, and assumptions about the likelihood of obsolescence. The Company maintained a valuation allowance of $0.2 million at December 31, 2010 and 2009.

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

The Company’s accounts receivable consist of amounts due from customers for the sale of products and amounts due from corporate partners under various collaboration agreements. The Company regularly assesses the need for an allowance for potentially uncollectible accounts receivable arising from its customers’ inability to make required payments. The Company has a limited number of accounts receivable and uses the specific identification method as a basis for determining this estimate.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets. For the years ended December 31, 2010, 2009 and 2008, the Company recorded depreciation expense from continuing operations of $1.7 million, $2.4 million and $5.4 million.

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

Derivative Financial Instruments

The Company’s 2008 Notes, which are no longer outstanding as of December 31, 2010, and 2009 Notes, (see Note 3) and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to stockholders’ equity. This allocation is referred to as intra-period tax allocation. Accordingly, the Company has recorded tax expense of $9.7 million in discontinued operations for the year ended December 31, 2010. Further, the allocation rules require the Company to gross up this amount by the projected annual tax benefit the Company expects to record as part of the loss from continuing operations in 2010. The Company calculated this benefit by applying the Company’s estimated effective tax rate to the Company’s loss from continuing operations for the year. As a result, for the year ended December 31, 2010, the Company recorded an income tax benefit of $9.7 million in continuing operations, resulting in an overall annual income tax expense of zero.

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

The Company’s policy is to recognize the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Segment Reporting

The Company operates in one operating segment, industrial enzymes, with multiple product lines. The animal health and nutrition product lines include the Company’s Phyzyme® XP phytase enzyme, the grain processing product line includes the Company’s Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ and DELTAZYM® GA L-E5 enzymes, and the oilseed processing product line includes the Company’s Purifine® PLC enzyme. The Company also generates nominal product revenue from its emerging enzymes product line, for use in other specialty industrial processes.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$87,929	$—	$—	$87,929	$32,055	$—	$—	$32,055

Liabilities:
Derivative—warrants (2)	—	—	307	307	—	—	762	762
Derivative—2008 Notes compound embedded derivative (3)(5)	—	—	—	—	—	—	1,682	1,682
Derivative—2009 Notes compound embedded derivative (4)(5)	—	—	3,879	3,879	—	—	2,298	2,298

	$—	$—	$4,186	$4,186	$—	$—	$4,742	$4,742

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheet. As of December 31, 2009, $7.2 million of cash and cash equivalents related to Vercipia, and is classified as current assets of discontinued operations.
(2)	Represents warrants issued in conjunction with the Company’s 2008 Notes in February 2008 and the Company’s sale of common shares in October 2009. The warrants issued in conjunction with the 2008 Notes had a value of $0 and $70,000 as of December 31, 2010 and December 31, 2009 and were classified in long-term liabilities as part of the convertible debt carrying value, using significant unobservable inputs (Level 3). The warrants issued in conjunction with the Company’s sale of common shares have a value of $307,000 and $692,000 and are classified as a long-term liability at December 31, 2010 and December 31, 2009, using significant unobservable inputs (Level 3).
(3)

Represented the compound embedded derivative included in the Company’s 2008 Notes (see Note 3). The compound embedded derivative included, among other rights, the noteholders’ right to receive “make-whole” amounts. The “make-whole” provision provided that, upon any noteholder’s conversion of the 2008 Notes into common stock, the Company was obligated to pay such holder an amount in cash or, subject to

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain limitations, shares of common stock equal in value to the interest foregone over the life of the 2008 Notes as a result of such conversion, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at a 5% discount to the applicable stock price at the time of conversion. The compound embedded derivative was included in long term liabilities as part of the convertible debt carrying value at December 31, 2009 on the accompanying Consolidated Balance Sheet. As further described in Note 3, all of the outstanding 2008 Notes were repurchased in September 2010.

(4)	Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 3). The compound embedded derivative includes, among other rights, the noteholders right to receive “make-whole” amounts. The “make-whole” provision provides that, upon any noteholder’s conversion of the 2009 Notes for common stock, the Company is obligated to pay such holder an amount in cash or, subject to certain limitations, shares of common stock equal to the remaining scheduled interest payments attributable to such 2009 Notes from the applicable last interest payment date through April 5, 2012, discounted back to the date of conversion using the published yield on two-year U.S. Treasury notes as the discount rate, and, if applicable, valuing the shares of stock at the greater of $9.60 or the applicable stock price at the time of conversion. The embedded derivative is included in long term liabilities as part of the 2009 Notes carrying value on the accompanying Consolidated Balance Sheet as of December 31, 2010 and December 31, 2009.
(5)	The Company’s compound embedded derivatives are valued using a “lattice” model. The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2008 Notes and 2009 Notes (collectively, the “Notes”). Because the maximizing condition reflects the expected present value of the Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” provisions do not reflect the maximum potential obligation due under such provisions. As such, the potential “make-whole” obligation is $1.8 million under the 2009 Notes, assuming all of the outstanding 2009 Notes as of December 31, 2010 converted at that time.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2010 to December 31, 2010 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2008 Notes Compound Embedded Derivative	Derivative Liability – 2009 Notes Compound Embedded Derivative	Total
Balance at January 1, 2010	$762	$1,682	$2,298	$4,742
Adjustment to fair value included in earnings (1)	(455)	(981)	1,581	145
Other adjustments (2)	—	(390)	—	(390)
Extinguishment of debt (3)	—	(311)	—	(311)

Balance at December 31, 2010	$307	$—	$3,879	$4,186

(1)	The derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2008 Notes compound embedded derivative, detachable warrants and 2009 Notes compound embedded derivative were primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life, interest rates, credit spread and the passage of time as it relates to the “make-whole” amount. For the year ended December 31, 2010, the net adjustment to fair value resulted in a gain of $0.1 million and is included in “gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Consolidated Statement of Operations (see Note 3).
(2)	Represents decrease in derivative liability because of “make-whole” payments related to the conversion of $2.2 million in face value of the 2008 Notes for the year ended December 31, 2010 (see Note 3).
(3)	Represents decrease in derivative liability related to the debt repurchase of $13 million in principal amount of the 2008 Notes (see Note 3).

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2010, the Company had $1.7 million in short and long-term deferred revenue, of which $1.0 million was related to funding from collaborative partners and $0.7 million was related to product sales.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive loss equaled net loss for all periods presented.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For purposes of the computation of net income (loss) per share, unvested restricted shares are considered contingently returnable shares and are not considered outstanding common shares for purposes of computing net income (loss) per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing net income (loss) per share.

Computation of net income (loss) per share for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Numerator
Net loss from continuing operations	$(14,166)	$(6,364)	$(34,640)
Net income (loss) from discontinued operations	$8,816	$(49,876)	$(154,350)
Net income (loss) attributed to Verenium Corporation	$19,933	$(21,891)	$(176,490)

Denominator
Weighted average shares outstanding during the period	12,325	8,478	5,426
Less: Weighted average unvested restricted shares outstanding	(4)	(8)	(82)

Weighted average shares used in computing basic and diluted net income (loss) per share	12,321	8,470	5,344

Net income (loss) per share, basic and diluted:
Continuing operations	$(1.15)	$(0.75)	$(6.48)

Discontinued operations	$0.72	$(5.89)	$(28.88)

Net income (loss) attributed to Verenium Corporation	$1.62	$(2.58)	$(33.03)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net income per share because all such securities are anti-dilutive for all applicable periods presented.

Effect of New Accounting Standards

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Discontinued	Operations

On September 2, 2010, the Company completed the sale of its LC Business to BP pursuant to the terms of an Asset Purchase Agreement dated July 14, 2010; for a purchase price of $98.3 million, subject to adjustment as provided in the Asset Purchase Agreement. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5 million of the purchase price placed in escrow).

In the transaction, BP acquired all of the capital stock of the Company’s wholly-owned subsidiary, Verenium Biofuels, as well as certain assets of the Company, including intellectual property, used in or related to the LC business. The deal included assets and liabilities in both Verenium Corporation and Verenium Biofuels Corporation to form the LC business. The Company has retained certain assets used exclusively in its industrial enzymes business, as well as a license certain intellectual property as described below.

As a result of the acquisition of Verenium Biofuels, BP acquired ownership of the Company’s land, pilot plant and demonstration plant located in Jennings, Louisiana, and became the sole investor in Galaxy and Vercipia, the two joint ventures previously formed between the Company and BP.

Upon the closing of the transaction, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement dated September 2, 2010 for a portion of the San Diego facilities which the Company will continue to occupy free of rent for a period of up to two years at the discretion of the Company. The Company retained the lease to its offices in Cambridge, Massachusetts.

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

In accordance with the Asset Purchase Agreement, certain employees of the Company whose services were used in the biofuels business were transferred to BP at closing. The Company and BP entered into reciprocal Transition Services Agreements dated September 2, 2010 with respect to the provision of certain transitional support services for a period of two years following the closing. An analysis of these Transition Service Agreements was performed by the Company and determined they were not material and therefore did not represent significant continuing obligations to preclude discontinued operations treatment.

Additionally, the Company and BP entered into license agreements dated September 2, 2010, pursuant to which the Company granted BP a license to certain intellectual property retained by the Company, and BP granted a license to the Company to certain intellectual property acquired by BP. With respect to most of such intellectual property, the licenses are nonexclusive, worldwide, perpetual, royalty-free and sublicensable, subject to certain field-of-use restrictions. The parties also entered into a sublicense agreement dated September 2, 2010 pursuant to which the Company received a sublicense to certain intellectual property acquired by BP that is licensed from a third party, as well as a Joint Intellectual Property Agreement dated September 2, 2010 governing the joint ownership by BP and the Company of certain intellectual property in which each of BP and the Company have an equal, undivided joint ownership interest following the closing of the transaction.

Pursuant to the terms of the Asset Purchase Agreement, at closing the Company and BP also entered into non-competition agreements dated September 2, 2010 which restrict the parties’ respective activities in which

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they may engage for certain time periods following the closing, impose confidentiality obligations with respect to proprietary information acquired from each other, and prohibit the solicitation of the each other’s employees for a period of two years following the closing.

The Company’s continuing operations focuses on the development, manufacturing and sale of industrial enzymes primarily within the animal health and nutrition, grain processing, oilseed processing and emerging enzymes markets.

Revenue and expenses allocated to discontinued operations for the years ended December 31, 2010, 2009 and 2008 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. As a result, certain continuing indirect costs that were previously allocated to the Company’s biofuels operating segment were not allocated to discontinued operations.

The results of operations from discontinued operations for the years ended December 31, 2010, 2009 and 2008 are set forth below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenue:
Grant	$7,487	$16,814	$5,589
Collaborative	185	278	7,225

Total revenue	7,672	17,092	12,814

Operating expenses:
Research and development	38,060	58,132	50,736
Selling, general and administrative	6,952	8,836	10,294
Goodwill impairment	—	—	106,134

Total operating expenses	45,012	66,968	167,164

Loss from discontinued operations	(37,340)	(49,876)	(154,350)
Gain on sale of LC Business	55,904	—	—
Income tax provision	(9,748)	—	—

Net income (loss) from discontinued operations	$8,816	$(49,876)	$(154,350)

The Company recognized a gain of $55.9 million upon the sale of the LC Business, which is reflected in the line item “Net income (loss) from discontinued operations” on the Company’s Consolidated Statement of Operations. The gain was calculated as the difference between the consideration received plus the carrying amount of the noncontrolling interest and the net carrying amount of the purchased assets and assumed liabilities. The following sets forth the net assets and liabilities and calculation of the gain on sale as of the disposal date (in thousands):

Consideration received	$98,300
Noncontrolling interest in Galaxy Biofuels LLC	43,588

141,888

Carrying value of assets:
Assets	101,423
Liabilities	(15,439)

Carrying value	85,984

Gain on sale of LC business	$55,904

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Convertible	Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	December 31, 2010
	2009 Notes	2008 Notes	2007 Notes	Total
Principal value	$13,707	$—	$61,033	$74,740
Debt premium, net	9,392	—	—	9,392
Derivative liabilities (1)	3,879	—	—	3,879

Total carrying value	$26,978	$—	$61,033	$88,011

	December 31, 2009
	2009 Notes	2008 Notes	2007 Notes	Total
Principal value	$13,707	$15,201	$69,033	$97,941
Debt premium (discount), net	9,812	(6,047)	—	3,765
Derivative liabilities (1) (2)	2,298	1,752	—	4,050

Total Carrying value	$25,817	$10,906	$69,033	$105,756

(1)	Represents the 2009 Notes’ compound embedded derivative. The Company has the intent and the ability as of December 31, 2010 to settle the warrants and 2009 Notes’ “make-whole” provisions in shares of common stock. As such, the asserted derivative liability is included in the 2009 Notes’ carrying value on its consolidated financial statements at December 31, 2010.
(2)	Represents the 2008 Notes’ compound embedded derivative and related warrants.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in face value of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 2008 Notes and 2009 Notes. As of December 31, 2010, the Company had $61 million in face value outstanding under the 2007 Notes.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2007 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2007 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in other debt issuance costs and other assets on the accompanying Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

On September 23, 2010, the Company repurchased $8 million of principal of the 2007 Notes at a value of approximately 85% of the face value. A total cash payment, principal and accrued interest, of $7.0 million was paid to this holder of the notes. As part of the transaction, the note holders released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased. A gain on debt extinguishment of $1.1 million was recognized representing the difference between the carrying value of the 2007 Notes repurchased of $7.9 million and the repurchase price of $6.8 million.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2010 and 2009, the Company recorded a gain on conversion of $0.6 million and $8.9 million, calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes during the year ended December 31, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the year ended December 31, 2010, the Company issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes that were converted and related “make-whole” payments. The carrying value of the converted 2008 Notes during the year ended December 31, 2009 was equal to $43.7 million of principal less the unamortized debt discount and issuance costs, which totaled $32.7 million, as of the conversion date. During the year ended December 31, 2009, the Company issued a total of 3.7 million shares with a total market value as of the dates of conversion of $23.8 million to settle the 2008 Notes and “make-whole” payments.

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

The 2009 Notes bear interest at 9% per year, payable in cash, or at the option of the Company, in shares of common stock or a combination thereof, semi-annually, and are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make-whole fundamental change” that occurs before April 5, 2012; may in certain circumstances; be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than $7.32 per share. The total common shares that would be issued assuming conversion of the entire $13.7 million in 2009 Notes is 1.4 million shares, excluding common shares to be issued for potential “make-whole” payments.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation of Compound Embedded Derivative of the 2009 Notes

The compound embedded derivative includes the “make-whole” provision and the put features of the 2009 Notes. The “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument. The put features of the 2009 Notes allow for the holders to require the Company to purchase the Notes at 100% principal on each of April 1, 2012, April 1, 2017 and April 1, 2022 or upon a fundamental change. The put features are contingently exercisable and the 2009 Notes were issued at a discount and therefore the authoritative guidance requires the put features to be bifurcated and accounted for as a derivative liability. Based upon this, the Company recorded a derivative liability of $2.0 million equal to the fair value of the “make-whole” provision and put features. The compound embedded derivative liability was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2009 Notes, and as unamortized discount, which is being accreted through April 1, 2012, the first date the holders can require the Company to purchase the 2009 Notes, using the effective interest method. The Company recorded this derivative liability as a component of the 2009 Notes’ carrying value on its Consolidated Balance Sheet. The compound embedded derivative liability will be marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

The Company’s lattice valuation model assumes the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instrument consistent with maximizing the expected present value of the 2009 Notes. Because the maximizing condition reflects the expected present value of the 2009 Notes as a whole and not the “make-whole” amount, the fair value of the “make-whole” derivative does not reflect the maximum potential obligation due under the “make-whole” provision. As such, the potential “make-whole” obligation would have been $1.8 million if all of the outstanding 2009 Notes as of December 31, 2010 had converted on that date.

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

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the compound embedded derivative is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility, expected life, interest rates, credit spread and the passage of time as it relates to the “make-whole” amount. For the year ended December 31, 2010, the net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a loss of $1.6 million.

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

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt, as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
5.5% coupon interest, payable in cash	$3,682	$4,902	$5,734
Non-cash amortization of debt issuance costs	577	831	938

2007 Notes Total	4,259	5,733	6,672

8% coupon interest, payable in cash or common stock	767	2,573	4,340
Non-cash accretion of debt discount (1)	1,245	3,067	4,009
Non-cash amortization of debt issuance costs	51	247	449

2008 Notes Total	2,063	5,887	8,798

9% coupon interest, payable in cash or common stock	1,234	411	—
Non-cash amortization of debt premium (2)	(420)	(136)	—

2009 Notes Total	814	275	—

(1)	The initial debt discount related to the 2008 Notes’ compound embedded derivative, detachable warrants, and the equity component related to the conversion rights not included in the compound embedded derivative at issuance. The unamortized value of the debt discount was included in the carrying value of the 2008 Notes on the accompanying Consolidated Balance Sheets as of December 31, 2009. As described above, all of the outstanding 2008 Notes were repurchased in September 2010.
(2)	The initial debt premium relates to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Consolidated Balance Sheets and is being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Balance Sheet Details

Accounts receivable

Accounts receivable consist of the following (in thousands) as of:

	December 31,
	2010	2009
Trade, net of allowance for doubtful accounts	$6,502	$5,989
Collaborators and grants	206	569

	$6,708	$6,558

Inventory

Inventories are recorded at standard cost on a first-in, first-out (FIFO) basis. Inventories consist of the following (in thousands) as of:

	December 31,
	2010	2009
Inventories:
Raw materials	$515	$371
Work in process	258	319
Finished goods	4,768	2,096

	5,541	2,786
Reserve	(225)	(200)

	$5,316	$2,586

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

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Laboratory, machinery and equipment	$22,901	$22,624
Computer equipment	2,783	2,019
Furniture and fixtures	981	1,182
Leasehold improvements	570	1,748

Property and equipment, gross	27,235	27,573
Less: Accumulated depreciation and amortization	(24,101)	(23,404)

Property and equipment, net	$3,134	$4,169

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years

Leasehold improvements are depreciated using the shorter of the estimated useful life or remaining lease term.

Accrued expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2010	2009
Employee compensation	$3,311	$1,015
Accrued interest on convertible debt	1,148	1,671
Professional and outside services	1,753	1,310
Royalties	1,219	1,499
Other	787	338

	$8,218	$5,833

Current liabilities of discontinued operations as of December 31, 2010 includes $0.7 million related to employee severance in connection with the sale of the LC business as well as approximately $0.5 million in restructuring charges related to the office space in Cambridge as further described in Note 7.

5.	Significant Agreements

The Company has a number of strategic alliances and relationships, the more significant of which include the following:

Research and Development Collaborations

Bunge Oils, Inc

The Company has two collaborations with Bunge Oils, Inc. (“Bunge”), a part of Bunge North America, as follows:

In February 2006, the Company entered into an agreement with Bunge to discover and develop novel enzymes optimized for the production of edible oil products with enhanced nutritional or health benefits. Under the terms of the agreement, the Company is responsible for discovering, optimizing, and manufacturing enzymes, and Bunge is responsible for commercializing oils using new enzyme-enabled processes. Under the terms of the agreement, the Company received an upfront technology access fee, is receiving research funding for its enzyme discovery and development activities under the project, and is also eligible to receive milestone payments for

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

successful enzyme development activities as well as royalties on any products that are commercialized. Under this agreement, during 2010, the Company licensed to Bunge a new high-performance lipase enzyme. Commercial launch of the enzyme product is pending appropriate regulatory approvals in target markets.

In November 2007, the Company entered into an agreement with Bunge to promote the commercialization of its Purifine® PLC enzyme, which is currently marketed, and the product development and commercialization of next-generation enzyme products for oilseed processing. Pursuant to the agreement, Bunge supplies process scale-up expertise for the development of the Purifine® PLC degumming process at plant scale. Bunge and the Company currently share profits and losses on sales of Purifine® PLC. In addition, Bunge contributes to the funding of research and development projects to develop next-generation enzyme products for oilseed processing. During the fourth quarter of 2009, the Bunge collaboration entered the regulatory phase for its next-generation oil processing enzyme enzyme.

Collaborative revenue recognized under the Bunge agreements was $1.4 million, $3.3 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008.

Manufacturing, Supply and Distribution Agreements

Danisco Animal Nutrition

In May 1996, the Company entered into a collaboration agreement with Danisco Animal Nutrition (formerly Finnfeeds International Ltd) to jointly identify and develop a novel phytase enzyme that, when used as an additive in animal feed applications, allows higher utilization of phytic acid phosphates from the feed, thereby increasing its nutritional value. The addition of phytase to animal feed reduces the need for inorganic phosphorus supplementation and lowers the level of harmful phosphates that are introduced in the environment through animal waste, resulting in inorganic phosphate cost savings and a significant reduction in environmental pollution. Following the completion of the initial objectives of the agreement with Danisco, in December 1998 the Company entered into a license agreement with Danisco to commercialize an enzyme, Phyzyme® XP, developed under the collaboration agreement. In March 2003, the FDA approved Phyzyme® XP, and in September 2006, the EU Commission granted permanent authorization for the use of Phyzyme® XP in broiler poultry feed in Europe.

Under the terms of its license agreement, the Company granted Danisco an exclusive license to manufacture, use, and sell the developed enzyme. In consideration for the license, the Company is paid a royalty equal to 50% of operating profit generated by Danisco on such sales. The Company also has a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme® XP at the Company’s cost to manufacture such quantities. The Company manufactures Phyzyme® XP for Danisco at its contract manufacturing facility, Fermic S.A., in Mexico City.

The Company also contracts with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant with authoritative accounting guidance, revenue from Phyzyme® XP phytase that is supplied to the Company by Genencor is recognized in an amount equal to the royalty on operating profit received from Danisco, as compared to the full value of the manufacturing costs plus royalty on operating profit the Company recognizes for Phyzyme® XP phytase it manufactures at Fermic. This is due to the fact that Genencor bears inventory risk before the product is ordered by Danisco. While this revenue recognition treatment has little or no negative impact on the gross margin recognized for every sale of Phyzyme® XP phytase, it results in lower gross product revenue recognized for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

Revenue recognized from Danisco was $32.6 million, or 63% of total revenue, $32.8 million, or 67% of total revenue, and $37.0 million, or 65% of total revenue, for the years ended December 31, 2010, 2009, and 2008.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Commitments and Contingencies

Leases

At December 31, 2010, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Rental Payments
Year ending December 31:
2011	$846
2012	866
2013	866

Total minimum lease payments	$2,578

The Company’s leases 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. In connection with the sale of the LC business the Company completed on September 2, 2010, the majority of the space in the Cambridge office was vacated and is no longer used, and as such, a restructuring liability was recorded representing the present value of the remaining lease term, net of estimated sublease, for the vacated space (see Note 7). Further, as announced on December 14, 2010, the Company will be focusing all of the Company’s operations in San Diego in the first quarter of 2011 and closing the office in Cambridge to better align the Company with the evolving needs of the business and the market. The Company expects the closure will be effective by the end of the first quarter 2011.

As described in Note 2, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement free of rent dated September 2, 2010 for a portion of the San Diego facilities which the Company will continue to occupy for a period of up to two years at the discretion of the Company, and as such no further obligation exists for this lease.

For the years ended December 31, 2010, 2009, and 2008, consolidated rent and administrative service expense under all operating leases was approximately $3.2 million, $4.6 million, and $4.3 million. All rent expense is recorded on a straight line basis.

Letter of Credit

As part of the sale of the LC business and BP’s assumption of the Company’s San Diego facility lease, the Company is no longer required to maintain a letter of credit. As such, effective with the sale of the LC business, restricted cash of $10.7 million was released and became available for use in operations which had previously been in place pursuant to the Company’s former facility lease agreement.

Manufacturing Commitments

The Company has a manufacturing agreement with Fermic to provide the capacity to produce commercial quantities of enzyme products, pursuant to which it pays Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, the Company can cancel its commitment with 30 months’ notice. As of December 31, 2010, under this agreement minimum commitments to Fermic are approximately $44.0 million over the next two and a half years.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, under the terms of the agreement, the Company funds, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of the Company’s enzyme products. Since inception through December 31, 2010, the Company has incurred costs of approximately $21.8 million for property and equipment related to this agreement, of which $0.2 million was funded in 2010. In order to improve its manufacturing capabilities, support growth, and reduce average unit production costs, the Company plans to make $4 to $5 million of additional capital investments at Fermic during 2011.

The Company relies on Fermic and Genencor as its manufacturers for large volumes of commercial enzymes.

In 2008, the Company contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Its supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If Danisco were to exercise this right, the Company may experience excess capacity at Fermic. If Danisco assumed the right to manufacture Phyzyme® XP phytase and the Company was unable to absorb or otherwise reduce the excess capacity at Fermic with other products, its results of operations and financial condition would be adversely affected.

Litigation

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering, or IPO of their common stock in 2000 and the late 1990s, or the IPO Cases. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, Plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Beginning on October 29, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement. If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the objecting shareholders are seeking to challenge the settlement on appeal, the ultimate outcome of this matter cannot be predicted, and an estimate of potential losses is not estimatable.

Noteholder Lawsuit

On April 30, 2009, Capital Ventures International, or CVI, a holder at such time of the 2008 Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of the 2008 Notes by processing certain conversion notices submitted to the Company by CVI at $2.13 per share (now $25.56 per share on a reverse split-adjusted basis) or, following the amendment of the 2008 Notes, $1.74 per share (now $20.88 on a reverse split-adjusted basis) rather than $1.47 per share (now $17.64 per share on a reverse split-adjusted basis) and asserting that CVI is entitled to additional shares based on its asserted conversion price, as well as damages, and requesting a declaratory judgment that $1.47 per share (now $17.64 per share on a reverse split-adjusted basis) is the conversion price for the 2008 Notes. On June 3, 2009, CVI amended its complaint to also request a declaratory judgment that the Company cannot amend the 2008 Notes, pursuant to their terms, without the consent of each affected noteholder, including CVI. The Company filed its answer to CVI’s amended complaint on June 30, 2009, denying all material allegations of the complaint, as amended.

On October 6, 2009, in response to the Company’s exchange of approximately $30.5 million of 2007 Notes, the granting of security interest in certain assets of the Company to exchanging holders and holders of the 2008 Notes and the public offering of common stock and warrants, CVI filed a Motion to Amend First Amended Complaint, or the Motion. CVI’s amended pleading alleges that the Company further breached the Note by both amending the terms of the 2008 Notes without CVI’s express consent and then undertaking various transactions authorized by the amendment. The amended pleading also alleges that as a result of these transactions the conversion rate should have adjusted to $4.27 per share rather than $17.89 per share. On February 25, 2010, the Court granted CVI’s Motion and CVI filed its Second Amended Complaint. Pursuant to a stipulation between the parties that was approved by the Court, the Company filed an Answer to the Second Amended Complaint and a Motion to Dismiss on March 15, 2010.

Discovery closed on May 14, 2010. On June 11, 2010, both the Company and CVI filed motions for summary judgment, and, on July 1, 2010, the parties opposed each other’s motions. The Court heard oral argument on the motions for summary judgment on July 29, 2010.

On January 4, 2011, the Court granted the Company’s motion for summary judgment, concluding, among other things, that the proper conversion price was $2.13 per share. Additionally, the Court denied CVI’s motion for summary judgment, denied the Company’s motion to dismiss as moot, and dismissed the complaint. On February 2, 2011, CVI filed a Notice of Appeal of the Court’s decision to the United States Court of Appeals for the Second Circuit.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Between February 27, 2009 and January 19, 2010, CVI converted all of its 2008 Notes, approximately $14.5 million in face value, and the Company has issued approximately 1.3 million shares on a reverse split-adjusted basis, to settle these conversions and related “make-whole” obligations. Assuming the conversion prices asserted by CVI of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, 0.8 million additional shares would be issuable in connection with CVI’s conversions. The Company does not believe that this lawsuit will have a material impact on its financial statements and has recorded a liability of $150,000 as of December 31, 2010 based on preliminary settlement discussions with CVI.

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

7.	Impairment Charges and Restructuring Activities

The Company’s former executive offices are located in a 21,000 square foot area in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. Prior to the sale of the LC business on September 2, 2010, the office space was used by both the Company’s corporate management and by employees exclusively supporting the LC business. In connection with the sale of the LC business the Company completed on September 2, 2010, the majority of the space in the Cambridge office was vacated and is no longer used. As such, and in accordance with authoritative accounting guidance, the date the space was vacated and therefore, the cease-use date, was determined to be September 2, 2010. A liability in the amount of $0.9 million was recorded representing the present value of the remaining lease term, net of estimated sublease, for the vacated space. The liability was classified into discontinued operations on the Company’s Consolidated Balance Sheet as of December 31, 2010 as the vacated space was previously attributed to employees focused exclusively on the LC business. Additionally, the related leasehold improvements for the vacated space of approximately $0.6 million were expensed as of the cease-use date. Further, as announced on December 14, 2010, the Company will be closing its office in Cambridge to better align the Company with the evolving needs of the business and the market. The closure will be effective by the end of the first quarter 2011. No liability has been established for this closure as of December 31, 2010, as a cease-use date has not yet been reached for the facility as of December 31, 2010.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A rollforward of this restructuring activity is as follows (dollars in thousands):

Balance at January 1, 2010	$—
Charged against accrual	835
Adjustments and revisions	103

Balance at December 31, 2010	938

Restructuring reserve liability attributed to discontinued operations:
Current portion	$478
Long-term portion	460

$938

8.	Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. As noted in Note 5, revenue from the Company’s largest customer, Danisco Animal Nutrition, represented 63%, 67% and 65% of total revenue for the years ended December 31, 2010, 2009 and 2008. Accounts receivable from this one customer comprised approximately 54% of accounts receivable at December 31, 2010 and 64% at December 31, 2009.

Revenue by geographic area was as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
North America	$11,275	$14,053	$16,950
South America	7,287	5,726	13,826
Europe	32,376	27,766	24,780
Asia	1,135	1,274	1,289

	$52,073	$48,819	$56,845

The Company manufactures and sells enzymes primarily within three main product lines. The animal health and nutrition product line includes the Company’s Phyzyme® XP phytase enzyme, the grain processing product line includes the Company’s Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ and DELTAZYM® GA L-E5 enzymes, and the oilseed processing product line includes the Company’s Purifine® PLC enzyme. The Company also generates nominal product revenue from enzymes in its emerging enzymes product line, for use in other specialty industrial processes.

The following table sets forth revenues by individual product line that account for 10% or greater of product revenues (in thousands):

	Year Ended December 31,
	2010	% of Product Revenue	2009	% of Product Revenue	2008	% of Product Revenue
Revenues:
Animal health and nutrition	$32,588	65%	$32,781	75%	$36,963	75%
Grain processing	13,439	27%	9,744	22%	6,268	13%
All other products	4,324	8%	1,431	3%	5,852	12%

Total product revenue	$50,351	100%	$43,956	100%	$49,083	100%

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s Consolidated Balance Sheet totaled approximately $1.1 million at December 31, 2010 and $2.4 million at December 31, 2009.

9.	Equity Incentive Plans and Warrants

Equity Incentive Plans

Celunol Equity Incentive Plan

As a part of the merger on June 20, 2007, each outstanding and unexercised option to purchase shares of Celunol common stock, whether vested or unvested, was assumed by Verenium and became an option to acquire shares of Verenium common stock, under the same terms and conditions that existed in the Celunol plan prior to the merger. Options granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The number of shares of Celunol common stock that was subject to each option prior to the effective time was converted into Verenium common stock based on the exchange ratio determined pursuant to the merger agreement. The Company’s stockholders approved the Celunol Equity Incentive Plan on June 20, 2007. A total of 42,275 shares of Verenium common stock are reserved for issuance under the Celunol Equity Incentive Plan and 6,730 options to purchase shares remain outstanding as of December 31, 2010.

2010 Equity Incentive Plan

In April 2010, the Board of Directors adopted the 2010 Equity Incentive Plan, or the 2010 Plan. The 2010 Equity Incentive Plan is the successor to the 2007 Equity Incentive Plan, or the 2007 Plan. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. Stock awards granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The Company’s stockholders approved the 2010 Plan on June 14, 2010. A total of 2,000,000 shares are reserved for issuance under the 2010 Plan and 715,765 options to purchase shares remain outstanding as of December 31, 2010.

2007 Equity Incentive Plan

In March 2007, the Board of Directors adopted the 2007 Equity Incentive Plan, and effective May 7, 2007, amended the 2007 Plan. The 2007 Equity Incentive Plan is the successor to the Diversa Corporation 1997 Equity Incentive Plan, or the 1997 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. Stock awards granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The Company’s stockholders approved the 2007 Plan, as amended, on June 20, 2007. A total of 812,500 shares are reserved for issuance under the 2007 Plan and 397,788 options to purchase shares remain outstanding as of December 31, 2010.

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company, or Board adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan, or Directors’ Plan, and reserved a total of 50,000 shares for issuance thereunder. The number of shares available for issuance under the Directors’ Plan will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year and continuing

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through and including calendar year 2015, by an amount equal to the excess of (i) the number of shares subject to stock awards granted during the preceding calendar year, over (ii) the number of shares added back to the share reserve during the preceding calendar year pursuant to expirations, terminations, cancellations, forfeitures and repurchases of previously granted awards. However this automatic annual increase shall not exceed 20,833 shares in any calendar year. As of December 31, 2010, a total of 80,482 shares of the Company’s common stock have been reserved for issuance under the Directors’ Plan.

The Board adopted the Directors’ Plan as the primary equity incentive program for the Company’s non-employee directors in order to secure and retain the services of such individuals, and to provide incentives for such persons to exert maximum efforts for the success of the Company. Stock awards granted under this plan generally vest monthly over a three year period and expire 10 years from the date of the grant. The Directors’ Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of December 31, 2010, there were approximately 80,482 options to purchase shares outstanding under the Directors’ Plan and no shares outstanding under the 1999 Non-Employee Directors’ Stock Option Plan.

Employee Stock Option and Stock Purchase Plans

1999 Employee Stock Purchase Plan

In December 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The plan was suspended effective the first quarter of 2009.

1997 Equity Incentive Plan

In August 1997, the Company adopted the 1997 Equity Incentive Plan, or the 1997 Plan, which provides for the granting of incentive or non-statutory stock options, stock bonuses, and rights to purchase restricted stock to employees, directors, and consultants as administered by the Board of Directors. The 1997 Plan was terminated by the Board of Directors at the time of the merger on June 20, 2007.

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

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2010, the aggregate number of shares awarded under the 1997 Plan is approximately 1,183,000, with no shares available for grant. A total of 8,757 options to purchase shares remain outstanding as of December 31, 2010 for the plan.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

The Company recognized a total of $1.3 million, $7.7 million and $11.2 million in share-based compensation expense for its share-based awards for years ended December 31, 2010, 2009 and 2008. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Years Ended December 31,
	2010	2009	2008
Continuing Operations:
Research and development	$—	$168	$779
Selling, general and administrative	1,091	4,543	5,582

	$1,091	$4,711	$6,361

Discontinued Operations:
Research and development	$16	$2,117	$3,611
Selling, general and administrative	213	860	1,261

	$229	$2,977	$4,872

	$1,320	$7,688	$11,233

The Company has determined its share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 as follows:

Valuation of Stock Options

Share-based compensation related to stock options includes the amortization of the fair value of options determined using the multiple option approach under the Black-Scholes Merton, or BSM valuation model. The fair value of options determined under authoritative accounting guidance is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees along with peer companies. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	December 31,
	2010	2009	2008
Risk-free interest rate	1.9% to 3.2%	1.7% to 3.3%	1.5% to 3.7%
Dividend Yield	0%	0%	0%
Volatility	135%	98% to 135%	62% to 98%
Expected Life	6 years	5 to 6 years	5 years

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Employee Stock Purchase Plan, or ESPP Awards

Share-based compensation related to awards issued under the ESPP after December 31, 2005 are based on calculations of fair value under the BSM valuation model which are similar to how stock option valuations are made. The fair value of ESPP awards is amortized to expense over the vesting periods of the underlying awards, ranging from six months to two years. The Company’s ESPP plan was suspended effective March 2009 with no new purchase periods. All unamortized expense relating to future periods were recognized at that time. The fair value for previous year purchase periods was based on the following assumptions:

December 31, 2008
Risk-free interest rate	1.6% to 2.3%
Dividend Yield	0%
Volatility	62%
Expected Life	6 months to 2 years

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

Forfeiture Rate for Options and Restricted Stock Awards

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards when significant events occur. The Company considers its historical experience of pre-vesting option forfeitures and peers as the basis to arrive at its estimated pre-vesting option forfeiture rate. The forfeiture rate for 2010, 2009 and 2008 was 10% for all years for all share-based awards as a result of an analysis of peer companies in the industrial enzyme industry and the Company’s historical rate.

Unrecognized Share-Based Compensation Expense

As of December 31, 2010, there was approximately $2.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. All employees with outstanding unvested options that were assumed by BP as part of the sale of the LC business were cancelled. This remaining expense is expected to be recognized over a weighted-average period of 2.3 years as follows (in thousands):

Fiscal Year 2011	$731
Fiscal Year 2012	710
Fiscal Year 2013	568
Fiscal Year 2014	38

$2,047

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Awards Activity

Stock Options

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	642	$99.35
Granted	254	$31.43
Exercised	(7)	$0.81
Cancelled	(97)	$109.37

Outstanding at December 31, 2008	792	$77.18
Granted	800	$4.37
Exercised	(9)	$0.79
Cancelled	(796)	$65.64

Outstanding at December 31, 2009	787	$15.75
Granted	784	$2.90
Exercised	(11)	$1.37
Cancelled	(351)	$22.62

Outstanding at December 31, 2010	1,209	$5.56	9.2	$273

Exercisable at December 31, 2010	202	$17.54	8.0	$17

The weighted-average estimated fair values of options granted, as determined by the BSM valuation model, were $2.62, $2.18 and $18.44 per share for the years ended December 31, 2010, 2009 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $27,000, $0.1 million and $0.1 million, respectively, which was determined as of the date of exercise.

At December 31, 2010, options to purchase 0.2 million shares with an aggregate intrinsic value of approximately $17,000 were exercisable, and approximately 1.6 million shares remain available for grant. At December 31, 2009, options to purchase 0.2 million shares with an aggregate intrinsic value of approximately $0.1 million were exercisable, and approximately 67,000 shares remained available for grant.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2008	62	$87.85
Granted	8	$14.64
Vested	(45)	$90.14
Forfeited and cancelled	(3)	$79.43

Non-vested awards outstanding at December 31, 2008	22	$57.17
Granted	48	$7.04
Vested	(60)	$21.45
Forfeited and cancelled	(2)	$83.88

Non-vested awards outstanding at December 31, 2009	8	$15.62
Granted	10	$3.05
Vested	(6)	$14.51
Forfeited and cancelled	(2)	$14.64

Non-vested awards outstanding at December 31, 2010	10	$3.67

Warrants

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 0.1 million shares of common stock at $264 per share that is exercisable for ten years starting in 2008. The exercise price per share of the warrant is subject to downward adjustment in the event of certain dilutive issuances or deemed issuances of stock by the Company, and is currently exercisable at $209.22 per share.

In connection with the completion of the June 20, 2007 merger transaction with Celunol, the Company assumed 28,000 warrants to purchase common stock at $22.44 per share that expire in December 2016.

In connection with the 2008 Notes issuance in February 2008, the Company issued 0.7 million warrants to purchase common stock at $53.28 per share that expire in August 2013. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009 and public offering of common stock and warrants in October 2009, the number of shares issuable upon exercise of the warrants increased to approximately 1.0 million shares of the Company’s common stock and the exercise price was $36.62. Additionally, the Company entered into a convertible hedge transaction, whereby the Company issued warrants to purchase 1.1 million shares of common stock at $61.92 per share. The warrants are exercisable on three dates staggered in six month intervals beginning on October 1, 2013.

In connection with the October 2009 sale of 2.2 million shares of the Company’s common stock, warrants to purchase an additional 0.9 million shares of common stock were also issued. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants have an exercise price of $7.59 per share that are exercisable for five years starting October 9, 2009.

As of December 31, 2010, none of the above warrants have been exercised.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance

At December 31, 2010, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Equity Incentive Plans	1,210
Warrants (including shares issuable under the convertible hedge transaction)	3,113
2007 Notes	795
2009 Notes	1,428

6,546

10.	Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. The Company made consolidated cash contributions of approximately $1.8 million, $1.0 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008.

11.	Income Taxes

The reconciliation of continuing operations income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows (in thousands):

	December 31,
	2010	2009	2008
Tax at statutory rate	(8,368)	(2,227)	(12,124)
State taxes, net of Federal benefit	(1,374)	(366)	(1,990)
Gain (loss) on debt extinguishment	1,135	(5,266)	1,467
Change in valuation allowance	16,091	1,829	11,765
Cancellation of debt Income	889	6,908	—
Gain (loss) on derivative assets and liability	59	(2,150)	—
Nondeductible interest expense	1,172	2,511	—
Share-based compensation expense	109	(1,180)	1,356
Permanent differences and others	35	(59)	(474)

	$9,748	$—	$—

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

The Company adopted the provisions on January 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, the Company has recorded no additional tax. As of December 31, 2010 the Company has not yet completed its analysis of the deferred tax assets for net operating

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses of $135.8 million and research and development credits of $3.7 million generated in years prior to 2010 and net operating losses of $16.9 million generated in 2010. As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets. As noted below, the Company is in the process of completing a Section 382 analysis regarding the potential limitations on the use of the net operating loss and research and development credits.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2010, the Company did not recognize any interest or penalties. Upon adoption of Topic 740 on January 1, 2007, the Company did not record any interest or penalties.

The adoption of authoritative accounting guidance in relation to income taxes did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2010, the Company had deferred tax assets of $23.5 million. These deferred tax assets are primarily composed of depreciation and amortization, capitalized research and development costs, deferred revenue and stock compensation expense. The deferred tax assets net with a deferred tax liability of $8.1 million related to the deferral of cancelation of debt income. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $15.4 million and $31.7 million has been recognized to offset the deferred tax assets at December 31, 2010 and 2009 as realization of such assets is uncertain.

The following table sets forth the detail of the Company’s deferred taxes (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Deferred revenue	$172	$896
Depreciation and amortization	16,828	18,445
Allowance and accrued liabilities	714	3,555
Share-based compensation expense	629	5,507
Capitalized research and development	5,154	3,737

Total deferred tax assets	23,497	32,140
Valuation allowance	(15,379)	(31,718)

Net deferred tax assets	$8,118	$422
Deferred tax liabilities:
Cancellation of debt	$8,118	$—
Debt basis difference	—	422

Total deferred tax liabilities	8,118	422

Net deferred tax assets	$—	$—

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, the Company has federal and state net operating loss carry-forwards of approximately $400.3 million and $239.7 million, respectively. The federal net operating loss carry-forwards will begin to expire in 2011 unless utilized. The state net operating loss carry-forwards will begin to expire in 2012 unless utilized. The Company also has federal research credits of approximately $5.3 million which begin to expire in 2011 and California research credits of approximately $4.3 million which will carryover indefinitely. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carry-forwards may be limited due to cumulative changes in ownership of more than 50%. The Company is in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits and estimates a change of ownership has occurred that could significantly limit the Company’s ability to utilize net operating losses or credits in the future to as low as $2-$4 million per year over a 20 year period. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset table and has recorded a corresponding decrease to the valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits. The Company expects the Section 382 analysis to be completed within the next six months.

As a result of certain realization requirements of authoritative accounting guidance, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2010, deferred tax assets do not include $2.5 million of excess tax benefits from share based compensation

12.	Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2010. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. All amounts have been retrospectively adjusted to reflect discontinued operations for the LC business sale that occurred on September 2, 2010. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2010 Quarter Ended	Dec. 31	Sep. 30 (3)	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue—continuing operations (1)	$13,597	$12,572	$13,681	$12,223
Gross profit	4,730	4,400	4,460	5,046
Operating expenses—continuing operations (2)	16,798	17,172	16,574	15,031
Net income (loss) attributed to Verenium Corporation	(3,300)	39,714	(4,485)	(11,996)
Basic and diluted net income (loss) attributed to Verenium Corporation per common share	(0.26)	3.21	(0.37)	(0.99)

2009 Quarter Ended	Dec. 31	Sep. 30	June 30 (4)	Mar. 31 (5)
	(in thousands, except per share data)
Total revenue—continuing operations (1)	$13,356	$11,929	$11,747	$11,787
Gross profit	4,415	3,748	3,050	4,814
Operating expenses—continuing operations (2)	13,116	18,048	17,607	14,507
Net income (loss) attributed to Verenium Corporation	(2,958)	(2,292)	(19,964)	3,323
Basic and diluted net income (loss) attributed to Verenium Corporation per common share	(0.26)	(0.25)	(2.65)	0.57

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts vary from previously reported quarterly amounts due to the LC business sale. All LC related grant and collaborative revenue amounts were reclassed into discontinued operations for each period. Revenue decreased by $0.8 million, $6.4 million, $0.5 million, and $10,000 for the first through fourth quarters 2010. Revenue decreased by $2.6 million, $4.5 million, $6.7 million, and $3.3 million for the first through fourth quarters 2009.
(2)	Amounts vary from previously reported quarterly amounts due to the LC business sale. All LC related operating expense amounts were reclassified into discontinued operations for each period. Total operating expenses decreased by $16.2 million, $12.7 million, $15.3 million, and $0.8 million for the first through fourth quarters 2010. Total operating expenses decreased by $18.2 million, $16.8 million, $17.3 million, and $14.7 million for the first through fourth quarters 2009.
(3)	Net income attributed to Verenium Corporation is primarily due to gain the on sale of LC business of $55.9 million.
(4)	Larger net loss attributed to Verenium Corporation due to non-cash loss of $9.9 million in relation to the derivative value of the Company’s convertible notes.
(5)	Net income attributed to Verenium Corporation due to non-cash gains of $13.3 million in relation to the derivative value of the Company’s convertible notes.

13.	Subsequent Event

Change in Management

On February 25, 2011, the Company announced a series of management changes within its senior management team to take effect on March 31, 2011 pursuant to which Carlos A. Riva, currently President, Chief Executive Officer and Director, will retire, James E. Levine, currently Executive Vice President and Chief Financial Officer, will be appointed as President and Chief Executive Officer and will be elected to the board of directors, and Jeffrey G. Black, currently Senior Vice President and Chief Accounting Officer, will be appointed Chief Financial Officer.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on such evaluation, such officers have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Irrespective of the sale of our LC business, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Verenium Corporation

We have audited Verenium Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Verenium Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion.

/s/ Ernst & Young LLP

San Diego, California

March 7, 2011

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

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

(a)(3) Index to Exhibits—See (b) below.

(b) Exhibits

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and Verenium Corporation—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
3.7	Amendment to Bylaws of Verenium Corporation—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

4.2	Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 13, 2000 (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C)—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.3	Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of December 2, 2002—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 4, 2002, and incorporated herein by reference.

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

4.5	Second Amendment to Rights Agreement by and between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of February 12, 2007—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, and incorporated herein by reference.

4.6	Upper Call Option Transaction—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.7	Lower Call Option Transaction—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.8	Form of Convertible Note Amendment Agreement, dated July 1, 2009, among the Company and certain holders of the Company’s 8% Senior Convertible Notes due April 1, 2012—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2009, and incorporated herein by reference.

4.9	Form of Amended and Restated 8% Senior Convertible Note due April 1, 2012—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2009, and incorporated herein by reference.

4.10	Indenture, dated September 1, 2009, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including the Form of 9.00% Convertible Senior Secured Note due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

4.11	First Supplemental Indenture, dated September 25, 2009, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 9, 2009, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
4.12	Registration Rights Agreement dated as of December 3, 2002 among Syngenta Participations AG, Torrey Mesa Research Institute, Syngenta Seeds AG and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.13†	Registration Rights Agreement, dated as of July 18, 2003, by and between GlaxoGroup Limited and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

4.14	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.15	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.16	Senior Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee—filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.17	Subordinated Debt Indenture, dated November 14, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee—filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-147403) filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by reference.

4.18	Form of Registration Rights Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.19	Form of Warrant—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.20

Form of Senior Convertible Note—filed as an exhibit to the Company’s Current Report on

Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

4.21	Form of Warrant issued by the Company to Syngenta Participations AG—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, and incorporated herein by reference.

4.22	Form of Warrant—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2009 and incorporated herein by reference.

10.1	Form of Indemnity Agreement entered into between the Company and its directors and executive officers—filed Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.

10.4*	1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.8*	2005 Non-Employee Directors’ Equity Incentive Plan—filed as an exhibit to the Company’s Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by reference.

10.10*	Verenium 2007 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

10.11*	Form of Executive Officer 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.12*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.13*	Form of Stock Option Grant Notice and Form of Exercise for use in connection with Executive Officer 2007 Equity Incentive Plan Option Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.14*	Form of Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.15*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.16*	Form of Restricted Stock Bonus Grant Notice for use in connection with Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.17†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.18†	License Agreement by and between the Company and Finnfeeds International Limited (now Danisco Animal Nutrition), dated December 1, 1998—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.19	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

10.20	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.21†	License Agreement dated December 29, 2003 by and between Xoma Ireland Limited and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2004, and incorporated herein by reference.

10.23	Loan and Security Agreement by and between the Company and Comerica Bank dated September 30, 2005—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, and incorporated herein by reference.

10.24	Purchase Agreement, dated March 22, 2007, among the Company and the Initial Purchasers identified therein—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

10.25*	Employee Invention, Non-Competition and Confidentiality Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.26	Indemnification Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.27	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Joshua Ruch—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.28	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Michael Zak—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), originally filed on March 19, 2007, as amended, and incorporated herein by reference.

10.29	Office Lease Agreement for space at 55 Cambridge Parkway, Cambridge, MA, between 55 Cambridge Parkway, Inc. as landlord and Celunol Corp. as tenant, dated April 5, 2007—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.30†	Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated February 17, 2004—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.31†	Amendment to Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated August 1, 2006—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.32	Fifth Amendment to Loan and Security Agreement dated as of February 22, 2008 by and between the Company and Comerica Bank—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2008, and incorporated herein by reference.

10.33	Securities Purchase Agreement dated February 22, 2008, by and among the Company and the parties listed therein—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference.

10.34*	Employment Agreement, dated September 24, 2008, by and between the Company and Carlos A. Riva—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.35*	Employment Agreement, dated September 24, 2008, by and between the Company and Mary Ellen Jones—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.36*	Employment Agreement, dated September 24, 2008, by and between the Company and Janet Roemer—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.37*	Employment Agreement, dated January 13, 2009, by and between the Company and Jeffrey G. Black—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

10.38*	Employment Agreement, dated April 24, 2009, by and between the Company and James E. Levine—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 18, 2009, and incorporated herein by reference.

10.39	Form of Exchange Agreement, dated August 28, 2009, among the Company and certain holders of the Company’s 5.50% Convertible Senior Notes due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.40	Pledge and Security Agreement, dated September 1, 2009, between the Company and Wells Fargo Bank, National Association, as collateral agent—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.41	Intercreditor and Collateral Agency Agreement, dated September 1, 2009, among the Company, Wells Fargo Bank, National Association, as trustee, Wells Fargo Bank, National Association, as collateral agent, and the joined secured parties from time to time party thereto—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.42*	Letter Agreement, dated June 2, 2010, between the Company and Gerald Haines II, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010, and incorporated herein by reference.

10.43*	Verenium Corporation 2010 Equity Incentive Plan—filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2010 and incorporated herein by reference.

10.44†	Separation Agreement, dated October 28, 2009, between the Company and Syngenta Participations AG, filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010, and incorporated herein by reference.

10.45	Escrow Agreement, dated as of September 2, 2010, by and among Verenium Corporation, BP Biofuels North America LLC and JPMorgan Chase Bank, National Association—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.46	Verenium Transition Services Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.47†	BP Transition Services Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.48†	Sublease Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.49†	Verenium License Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.50†	BP License Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.51†	Joint Intellectual Property Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.52	Sublicense Agreement, dated as of September 2, 2010, by and between Verenium Biofuels Corporation and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.53	Verenium Non-Competition Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.54†	BP Non-Competition Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.55	Indemnification Rights and Contribution Agreement, dated as of August 12, 2010, by and between Charles River Partnership XII, LP and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.56	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., HealthCare Ventures V, L.P., HealthCare Ventures VI, L.P. and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.57	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among Rho Ventures IV, L.P., Rho Ventures IV (QP), L.P., Rho Ventures IV GmbH & Co. Beteiligungs KG, Rho Management Trust I and Verenium Corporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.58	Amendment to Employment Agreement, effective March 31, 2010 by and between the Company and James E. Levine.

10.59	Amendment to Employment Agreement, effective March 31, 2010 by and between the Company and Jeffrey G. Black.

21.1	Subsidiaries of the Company—filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm—filed herewith.

24.1	Power of Attorney (included as part of the signature page).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

*	Indicates management or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERENIUM CORPORATION

By:	/s/ JAMES E. LEVINE
James E. Levine
Executive Vice President and Chief Financial Officer

Date: March 7, 2011

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

Signature	Title	Date

/S/ CARLOS A. RIVA Carlos A. Riva	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/S/ JAMES E. LEVINE James E. Levine	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2011

/S/ JEFFREY G. BLACK Jeffrey G. Black	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2011

/S/ JAMES H. CAVANAUGH James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	March 7, 2011

/S/ JOHN F. DEE John F. Dee	Director	March 7, 2011

/S/ FERNAND J. KAUFMANN Fernand J. Kaufmann, Ph.D.	Director	March 7, 2011

/S/ PETER JOHNSON Peter Johnson	Director	March 7, 2011

/S/ SIMON RICH Simon Rich	Director	March 7, 2011

/S/ CHERYL WENZINGER Cheryl Wenzinger	Director	March 7, 2011

/S/ MICHAEL ZAK Michael Zak	Director	March 7, 2011