Form 10-Q/A
period 2010-09-30
VERENIUM CORP
filed 2011-05-13
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(858) 431-8500

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

Explanatory Statement:

This Form 10-Q/A is being filed as Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on November 9, 2010 (the “Original 10-Q”), solely to reflect the inclusion of information which had previously been redacted from Exhibits 10.5, 10.7, 10.8, 10.9 and 10.12 to the Original 10-Q and to amend the exhibit list. Except as identified above, no other amendments or changes to the Original 10-Q are made by this Amendment and the remainder of the Original 10-Q shall remain in effect as of the date of filing of the Original 10-Q. Additionally, this Amendment does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original 10-Q.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company – filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, as amended, and incorporated herein by reference.

10.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

10.2	Third Extension Agreement to Joint Development and License Agreement, dated as of July 14, 2010, by and among BP Biofuels North America LLC, Verenium Biofuels Corporation and Galaxy Biofuels LLC – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

10.3	Escrow Agreement, dated as of September 2, 2010, by and among Verenium Corporation, BP Biofuels North America LLC and JPMorgan Chase Bank, National Association – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.4†	Verenium Transition Services Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC – filed herewith.

10.5†	BP Transition Services Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.6†	Sublease Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.7†	Verenium License Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC – filed herewith.

10.8†	BP License Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.9†	Joint Intellectual Property Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.10	Sublicense Agreement, dated as of September 2, 2010, by and between Verenium Biofuels Corporation and Verenium Corporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and

Exhibit Number	Description of Exhibit
Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.11	Verenium Non-Competition Agreement, dated as of September 2, 2010, by and between Verenium Corporation and BP Biofuels North America LLC – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.12†	BP Non-Competition Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed herewith.

10.13	Indemnification Rights and Contribution Agreement, dated as of August 12, 2010, by and between Charles River Partnership XII, LP and Verenium Corporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.14	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., HealthCare Ventures V, L.P., HealthCare Ventures VI, L.P. and Verenium Corporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.15	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among Rho Ventures IV, L.P., Rho Ventures IV (QP), L.P., Rho Ventures IV GmbH & Co. Beteiligungs KG, Rho Management Trust I and Verenium Corporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: May 12, 2011	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

5