Form 10-Q
period 2011-03-31
VERENIUM CORP
filed 2011-05-13
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 10, 2011 was 12,612,352.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,150	$87,929
Accounts receivable, net of allowance for doubtful accounts of $140 at March 31, 2011 and December 31, 2010	9,968	6,708
Inventories, net	5,772	5,316
Restricted cash	5,000	—
Prepaid expenses and other current assets	3,016	2,694

Total current assets	69,906	102,647
Property and equipment, net	2,968	3,134
Restricted cash	—	5,000
Debt issuance costs and other assets	650	976

Total assets	$73,524	$111,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,004	$8,631
Accrued expenses	5,072	8,218
Deferred revenue	2,334	894
Accrued restructuring	1,735	—
Current liabilities of discontinued operations	776	1,157

Total current liabilities	15,921	18,900
Convertible debt, at carrying value (face value of $44.2 million and $74.7 million at March 31, 2011 and December 31, 2010; maturity date of April 2027, and early put option dates of April 1, 2012, 2017 and 2022	48,593	88,011
Other long term liabilities	1,100	1,216
Long term liabilities of discontinued operations	190	460

Total liabilities	65,804	108,587
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock—$0.001 par value; 245,000 shares authorized at March 31, 2011 and December 31, 2010; 12,612 and 12,610 shares issued and outstanding at March 31, 2011 and December 31, 2010	12	12
Additional paid-in capital	609,870	609,133
Accumulated deficit	(602,162)	(605,975)

Total stockholders’ equity	7,720	3,170

Total liabilities and stockholders’ equity	$73,524	$111,757

Note: The condensed consolidated balance sheet data at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Product	$13,032	$11,562
Collaborative	364	662

Total revenue	13,396	12,224

Operating expenses:
Cost of product revenue	8,084	6,516
Research and development	2,632	1,451
Selling, general and administrative	4,500	7,063
Restructuring charges	2,838	—

Total operating expenses	18,054	15,030

Loss from operations	(4,658)	(2,806)
Other income and expenses:
Interest and other income	33	79
Interest expense	(1,094)	(2,059)
Gain on debt extinguishment upon conversion of convertible notes	—	598
Gain on debt extinguishment upon repurchase of convertible notes	11,284	—
Gain (loss) on net change in fair value of derivative assets and liabilities	(1,813)	68

Total other income (expenses), net	8,410	(1,314)

Net income (loss) from continuing operations	3,752	(4,120)
Net income (loss) from discontinued operations	61	(15,376)

Net income (loss)	3,813	(19,496)
Less: Loss attributed to noncontrolling interests in consolidated entities – discontinued operations	—	7,500

Net income (loss) attributed to Verenium Corporation	$3,813	$(11,996)

Net income (loss) per share, basic and diluted:
Continuing operations	$0.30	$(0.34)

Discontinued operations	$—	$(1.28)

Net income (loss) per share attributed to Verenium Corporation	$0.30	$(0.99)

Shares used in calculating net income (loss) per share, basic and diluted	12,604	12,057

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$3,813	$(19,496)
Net (income) loss from discontinued operations	(61)	15,376

Net income (loss) from continuing operations	3,752	(4,120)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	404	525
Share-based compensation	737	320
Gain on extinguishment of debt upon repurchase of convertible debt	(11,284)	—
(Amortization) accretion of debt net premium/discount from convertible debt	(91)	292
Gain on debt extinguishment upon conversion of convertible debt	—	(598)
(Gain) loss on net change in fair value of derivative assets and liabilities	1,813	(68)
Non-cash restructuring charges	2,327	—
Change in operating assets and liabilities:
Accounts receivable	(3,260)	(815)
Inventories	(456)	(976)
Other assets	(183)	(156)
Accounts payable and accrued liabilities	(5,882)	673
Deferred revenue	1,407	470

Net cash used in operating activities of continuing operations	(10,716)	(4,453)
Investing activities:
Purchases of property and equipment, net	(759)	—

Net cash used in investing activities of continuing operations	(759)	—
Financing activities:
Principal payments on debt obligations	—	(18)
Proceeds from sale of common stock and warrants	—	7
Repurchase of convertible debt	(29,714)	—

Net cash used in financing activities of continuing operations	(29,714)	(11)
Cash provided by (used in) from discontinued operations:
Net cash used in operating activities of discontinued operations	(590)	(11,214)
Net cash used in investing activities of discontinued operations	—	(1,161)
Net cash provided by financing activities of discontinued operations	—	7,500

Net cash used in discontinued operations	(590)	(4,875)

Net decrease in cash and cash equivalents	(41,779)	(9,339)
Cash and cash equivalents at beginning of year	87,929	24,844

Cash and cash equivalents at end of year	46,150	15,505

Supplemental disclosure of cash flow information:
Interest paid	$914	$91

Supplemental disclosure of non-cash operating and financing activities:
Conversions of convertible senior notes to common stock	$—	$2,200

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Verenium Corporation, Verenium or the Company, was incorporated in Delaware in 1992. The Company is an industrial biotechnology company that develops and commercializes high performance enzymes for a broad array of industrial processes to enable higher productivity, lower costs, and improved environmental outcomes. The Company operates in one business segment with three main product lines: animal health and nutrition, grain processing, and oilseed processing.

On September 2, 2010, the Company completed the sale of its ligno-cellulosic business, or LC business, to BP Biofuels North America LLC, or BP. See Note 2 for further details.

Recent Developments

Debt Repurchase

As more fully described in Note 3, on March 14, 2011 and March 16, 2011, Verenium Corporation repurchased a total of $9.6 million in principal amount of its outstanding 9% Convertible Senior Secured Notes due April 2027, or 2009 Notes, and $20.9 million in principal amount of its outstanding 5.5% Convertible Senior Notes due 2027, or 2007 Notes. In total, the Company repurchased $30.6 million in principal amount of its 2009 and 2007 Notes (collectively, the “Notes”), leaving an aggregate of $4.1 million in principal amount of 2009 Notes and $40.1 million in principal of 2007 Notes outstanding as of March 31, 2011. To effect this repurchase, the Company paid a total of $29.7 million in cash to a group of noteholders to retire principal, plus $0.9 million of accrued interest as of the closing dates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2011.

The Company had net income from continuing operations of $3.8 million for the three months ended March 31, 2011 and had an accumulated deficit of $602.2 million as of March 31, 2011. In connection with the sale of the LC business in September 2010, the Company received net cash proceeds of approximately $96.0 million. The Company has used net proceeds of approximately $50.3 million from the sale of the LC business for debt retirement. The Company intends to use the remaining net proceeds for continued investment in product development and manufacturing improvement efforts, build-out of the Company’s new research and development and corporate headquarters in San Diego, and for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the Notes have the right to require the Company to purchase the Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Assuming the holders of the Notes exercise their put option in 2012, based on current cash resources and 2011 operating plan, the Company’s existing working capital will not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures and working capital requirements after this date without additional sources of cash. If the Company is unable to re-finance the Notes or raise additional capital, it will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail operations, issue equity in exchange for the Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations.

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

Derivative Financial Instruments

The Company’s 2009 Notes (see Note 3) and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the statement of operations.

Fair Value of Financial Instruments

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The applicable authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$51,150	$—	$—	$51,150	$92,929	$—	$—	$92,929

Liabilities:
Derivative – warrants (2)	—	—	259	259	—	—	307	307
Derivative – 2009 Notes compound embedded derivative (3)	—	—	1,646	1,646	—	—	3,879	3,879

	$—	$—	$1,905	$1,905	$—	$—	$4,186	$4,186

(1)	Included in cash and cash equivalents and restricted cash on the accompanying Condensed Consolidated Balance Sheet.

(2)	Represents warrants issued in February 2008 and October 2009. The warrants issued in 2008 had a value of $0 as of March 31, 2011 and December 31, 2010, using significant unobservable inputs (Level 3). The warrants issued in 2009 have a value of $259,000 and $307,000 and are classified within other long-term liabilities at March 31, 2011 and December 31, 2010, using significant unobservable inputs (Level 3).

(3)	Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 3). The compound embedded derivative includes, among other rights, the noteholders’ rights to put the 2009 Notes at par at certain future, dates, as well as the right to receive “make-whole” amounts. The Company’s compound embedded derivatives are valued using a “lattice” model. The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2009 Notes. The embedded derivative is included in long term liabilities as part of the 2009 Notes carrying value on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2011 to March 31, 2011 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2009 Notes Compound Embedded Derivative	Total
Balance at January 1, 2011	$307	$3,879	$4,186
Adjustment to fair value included in earnings (1)	(48)	1,861	1,813
Extinguishment of debt (2)	—	(4,094)	(4,094)

Balance at March 31, 2011	$259	$1,646	$1,905

(1)	The derivatives are revalued at the repurchase date as well as at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2009 Notes compound embedded derivative were primarily affected by the Company’s credit spread, but are also affected by the Company’s stock price, stock price volatility, expected life, interest rates and the passage of time. For the three months ended March 31, 2011, the net adjustment to fair value resulted in a loss of $1.8 million and is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 3).

(2)	Represents decrease in derivative liability related to the debt repurchase of $9.6 million in principal amount of the 2009 Notes (see Note 3).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2011, the Company had $3.1 million in short and long-term deferred revenue, of which $1.0 million related to funding from collaborative partners and $2.1 million related to product sales.

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

The Company recognizes revenue from royalties on operating profit from Danisco Animal Nutrition, or Danisco, which markets the Company’s Phyzyme phytase product, during the quarter in which such revenue is earned. Revenue from royalties on operating profit is recognized generally upon shipment of Phyzyme by Danisco to their customer, based on information provided by Danisco. Revenue from royalties on operating profit is included in product revenue in the Condensed Consolidated Statement of Operations.

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

The Company adopted new authoritative guidance pertaining to milestones effective January 1, 2011, and recognizes milestone payments when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the Company’s past research and development services, as well as its ongoing commitment to provide research and development services under the collaboration, are charged at fees that are comparable to the fees that the Company customarily charges for similar research and development services. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2011.

Revenue Arrangements with Multiple Deliverables

The Company occasionally enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations.

Effective in 2011, the Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables. This eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive income (loss) equaled net loss for all periods presented.

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

Computation of net income (loss) per share for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator
Net income (loss) from continuing operations	$3,752	$(4,120)
Net income (loss) from discontinued operations	$61	$(15,376)
Net income (loss) attributed to Verenium Corporation	$3,813	$(11,996)

	Three Months Ended March 31,
	2011	2010
Denominator
Weighted average shares outstanding during the period	12,612	12,063
Less: Weighted average unvested restricted shares outstanding	(8)	(6)

Weighted average shares used in computing basic net income (loss) per share	12,604	12,057

Net income (loss) per share, basic and diluted:
Continuing operations	$0.30	$(0.34)

Discontinued operations	$—	$(1.28)

Net income (loss) attributed to Verenium Corporation	$0.30	$(0.99)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net income per share because all such securities are anti-dilutive for all applicable periods presented.

2. Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC Business to BP. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5.0 million of the purchase price placed in escrow). Pursuant to the terms of the Asset Purchase Agreement, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential breaches of representations and warranties made by the Company in the Asset Purchase Agreement, most of which survive for a period of 18 months following the closing, or March 1, 2012. The Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount. The Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations. This amount is reflected as a current asset on the Company’s condensed consolidated balance sheet as of March 31, 2011 and as a non-current asset as of December 31, 2010.

The Company’s continuing operations focuses on the development, manufacturing and sale of industrial enzymes primarily within the animal health and nutrition, grain processing, oilseed processing and emerging enzymes markets. Revenue and expenses allocated to discontinued operations for the three months ended March 31, 2010 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. As a result, certain continuing indirect costs that were previously allocated to the Company’s biofuels operating segment were not allocated to discontinued operations.

The results of operations from discontinued operations for the three months ended March 31, 2011 and 2010 are set forth below (in thousands):

	2011	2010
Revenue:
Grant	—	$738
Collaborative	—	69

Total revenue	—	807

Operating expenses:
Research and development	(6)	15,548
Selling, general and administrative	(55)	635

Total operating expenses	(61)	16,183

Net income (loss) from discontinued operations	$61	$(15,376)

The condensed consolidated financial statements for the three months ended March 31, 2010 include the accounts of the Company and its previously jointly owned subsidiary Galaxy Biofuels LLC, or Galaxy, which was determined to be a variable interest entity. As a result, the Company’s consolidated statement of operations includes a line item “Loss attributed to noncontrolling interests in consolidated entities – discontinued operations” which reflects BP’s share of Galaxy losses for the three months ended March 31, 2010. Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations on the Company’s condensed consolidated financial statements.

3. Convertible Debt

Carrying value of the Company’s convertible debt is set forth below (in thousands):

	March 31, 2011
	2009 Notes	2007 Notes	Total
Principal value	$4,081	$40,101	$44,182
Debt premium, net	2,765	—	2,765
Derivative liabilities (1)	1,646	—	1,646

Total carrying value	$8,492	$40,101	$48,593

	December 31, 2010
	2009 Notes	2007 Notes	Total
Principal value	$13,707	$61,033	$74,740
Debt premium, net	9,392	—	9,392
Derivative liabilities (1)	3,879	—	3,879

Total carrying value	$26,978	$61,033	$88,011

(1)	Represents the 2009 Notes’ compound embedded derivative. The Company has the intent and the ability as of March 31, 2011 and December 31, 2010 to settle the warrants and 2009 Notes’ “make-whole” provisions in shares of common stock. As such, the asserted derivative liability is included in the 2009 Notes’ carrying value on its condensed consolidated financial statements at March 31, 2011 and December 31, 2010.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in aggregate principal amount of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 8% Senior Convertible Notes due April 1, 2012, or 2008 Notes, and 2009 Notes. Further, in September 2010 and March 2011, the Company repurchased 2007 Notes totaling $28.9 million in principal. As of March 31, 2011, the Company had $40.1 million in principal amount outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 13.02 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $76.80 per share. The total common shares that would be issued upon conversion of the entire $40.1 million in principal amount of the 2007 Notes is 0.5 million shares.

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

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is reflected in debt issuance costs and other assets on the accompanying Consolidated Balance Sheets, and is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method.

On September 23, 2010, the Company repurchased $8.0 million of principal amount of the 2007 Notes at a value of approximately 85% of the face value. A total cash payment, principal and accrued interest, of $7.0 million was paid to this holder of the 2007 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased.

Further, on March 14, 2011, the Company made an additional repurchase of $20.9 million of principal of the 2007 Notes at a value of approximately 95% of the face value. A total cash payment, principal and accrued interest, of $20.4 million was paid to this holder of the 2007 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased. A gain on debt extinguishment of $0.8 million was recognized representing the difference between the carrying value of the 2007 Notes repurchased of $20.7 million and the repurchase price of $19.9 million.

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

Since inception through extinguishment on September 23, 2010, holders of the 2008 Notes converted principal in the amount of $58.0 million into approximately 4.2 million shares of the Company’s common stock, including approximately 2.0 million shares to satisfy a portion of the related “make-whole” obligations.

On September 23, 2010, the Company repurchased the remaining $13 million of principal of the 2008 Notes. No additional 2008 Notes remain outstanding after this transaction. A cash payment of $13.8 million, excluding accrued interest, was paid to these noteholders. As part of the transaction the note holders released the Company from any and all commitments and indebtedness related to the 2008 Notes repurchased.

2009 Notes

On September 1, 2009 and September 25, 2009, the Company completed privately negotiated exchanges with certain existing holders of its 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal of the 2007 Notes for $13.7 million in aggregate principal amount of the 2009 Notes.

On March 11, 2011, the Company repurchased $9.6 million of principal of the 2009 Notes at a value of approximately 102% of the face value. A total cash payment, principal and accrued interest, of $10.2 million was paid to these noteholders of the 2009 Notes. As part of the transaction, the noteholders released the Company from any and all commitments and indebtedness related to the 2009 Notes repurchased. A gain on debt extinguishment of $10.4 million was recognized representing the difference between the carrying value of the 2009 Notes repurchased of $20.3 million and the repurchase price of $9.8 million. The 2009 Notes are carried at a higher value than face value as the exchange of the 2007 Notes qualified as a troubled debt restructuring requiring the Company to record the 2009 Notes at the 2007 Notes higher carrying value, as further described under “Exchange of 2007 Notes” below.

The 2009 Notes are secured by a first priority lien (subject to certain exceptions and permitted liens) on certain of the Company’s assets including, subject to certain limitations, present and future receivables, inventory, general intangibles, equipment, investment property, stock of subsidiaries, and certain other assets and proceeds relating thereto. The collateral securing the 2009 Notes is subject to certain carve-outs, including without limitation, cash and cash equivalents and intellectual property.

The 2009 Notes bear interest at 9% per year, payable in cash, or at the option of the Company, in shares of common stock or a combination thereof, semi-annually, and are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make-whole fundamental change” that occurs before April 5, 2012 may in certain circumstances be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than $7.32 per share. The total common shares that would be issued assuming conversion of the entire $4.1 million in 2009 Notes is 0.4 million shares, excluding common shares to be issued for potential “make-whole” payments.

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

Periodic interest payments on the 2009 Notes are approximately $0.2 million every six months, assuming an outstanding balance of $4.1 million, payable on April 1 and October 1 of each year. Subject to the satisfaction of certain conditions, the Company may pay interest with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

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

Valuation of Compound Embedded Derivative of the 2009 Notes

The compound embedded derivative includes the put features and the “make-whole” provision of the 2009 Notes. The put features of the 2009 Notes allow for the holders to require the Company to purchase the Notes at 100% principal on each of April 1, 2012, April 1, 2017 and April 1, 2022 or upon a fundamental change. The put features are contingently exercisable and the 2009 Notes were issued at a discount and therefore the authoritative guidance requires the put features to be bifurcated and accounted for as a derivative liability. The “make-whole” payment upon conversion is not indexed to the Company’s stock, and therefore would not qualify as an equity instrument. Based upon this, the Company recorded a derivative liability of $2.0 million equal to the fair value of the put features and the “make-whole” provision. The compound embedded derivative liability was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the 2009 Notes, and as unamortized discount, which is being accreted through April 1, 2012, the first date the holders can require the Company to purchase the 2009 Notes, using the effective interest method. The Company recorded this derivative liability as a component of the 2009 Notes’ carrying value on its Condensed Consolidated Balance Sheet. The compound embedded derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the Condensed Consolidated Statement of Operations. The fair value of the compound embedded derivative was determined using a “lattice” valuation methodology.

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

The fair value of the compound embedded derivative is primarily affected by the Company’s credit spread, but is also affected by the Company’s stock price, stock price volatility, expected life, interest rates and the passage of time. For the three months ended March 31, 2011, the net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a loss of $1.9 million.

Exchange of 2007 Notes

In connection with the issuance of the 2009 Notes, the Company exchanged $30.5 million in aggregate principal amount of the 2007 Notes for approximately $13.7 million in aggregate principal amount of the 2009 Notes. Pursuant to authoritative guidance, it was determined that the noteholders of the 2007 Notes exchange granted a concession to the Company primarily as a result of the reduction in principal of 2009 Notes issued as part of the exchange. As a result, the Company, in accordance with authoritative guidance, accounted for the exchange as a troubled debt restructuring and recorded the 2009 Notes at the 2007 Notes carrying value. This resulted in a debt premium of $16.1 million, of which $12.0 million will be amortized through the April 1, 2027 maturity of the 2009 Notes, as an offset to interest expense, and $4.1 million was recorded as additional paid in capital. The carrying value of the 2007 Notes was equal to the $30.5 million of principal less the unamortized issuance costs, which totaled $29.8 million, as of the exchange date.

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt, as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
5.5% coupon interest, payable in cash	$785	$949
Non-cash amortization of debt issuance costs	127	149

2007 Notes Total	912	1,098

8% coupon interest, payable in cash or common stock	—	258
Non-cash accretion of debt discount	—	394
Non-cash amortization of debt issuance costs	—	19

2008 Notes Total	—	671

9% coupon interest, payable in cash or common stock	273	308
Non-cash amortization of debt premium (1)	(91)	(102)

2009 Notes Total	182	206

(1)	The initial debt premium relates to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.

4. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	March 31, 2011	December 31, 2010
Raw materials	$656	$515
Work in progress	529	258
Finished goods	4,812	4,768

	5,997	5,541
Reserve	(225)	(225)

Net inventory	$5,772	$5,316

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

Property and equipment consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Laboratory, machinery and equipment	$23,467	$22,901
Computer equipment	2,976	2,783
Furniture and fixtures	—	981
Leasehold improvements	—	570

Property and equipment, gross	26,443	27,235
Less: Accumulated depreciation and amortization	(23,475)	(24,101)

Property and equipment, net	$2,968	$3,134

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years

Leasehold improvements are depreciated using the shorter of the estimated useful life or remaining lease term.

Accrued expenses

Accrued expenses consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Employee compensation	$1,241	$3,311
Professional and outside services costs	1,144	1,753
Accrued interest on convertible notes	1,286	1,148
Royalties	1,033	1,219
Other	368	787

	$5,072	$8,218

Current liabilities of discontinued operations as of March 31, 2011 includes $0.2 million related to employee severance in connection with the sale of the LC business, as well as approximately $0.5 million in restructuring charges related to the office space in Cambridge as further described in Note 5, and $0.1 million related to Louisiana franchise taxes.

5. Restructuring Activities

The Company’s former executive offices were located in a 21,000 square foot area in a building in Cambridge, Massachusetts, under an operating lease with a term through December 2013. Prior to the sale of the LC business on September 2, 2010, the office space was used by both the Company’s corporate management and by employees exclusively supporting the LC business. In connection with the sale of the LC business, the space used by the former LC business employees was vacated and a restructuring liability was recorded representing the present value of the remaining lease term, net of contracted sublease. The liability was classified into discontinued operations on the Company’s Condensed Consolidated Balance Sheet.

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Total
Balance at January 1, 2011	$938	$679	$1,617
Charged against accrual	(96)	(411)	(507)
Adjustments and revisions	(193)	(38)	(231)

Balance at March 31, 2011	$649	$230	$879

Restructuring reserve liability attributed to discontinued operations:
Current portion	$689
Long-term portion	190

$879

Subsequently, as announced on December 14, 2010, the Company closed its office in Cambridge, Massachusetts. The closure became effective on March 31, 2011. In connection with this closure, a restructuring plan was initiated which primarily includes one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs for two executives as specified in their employment agreements. The restructuring plan also includes charges associated with the closure of the remaining space used in the Cambridge facility as well as one-time relocation costs for the employees whose employment positions have been moved to the Company’s San Diego location. At March 31, 2011, the Company incurred total restructuring expense of $2.8 million and have restructuring accruals of $1.8 million, as detailed below, for which payments are expected to be substantially completed in early 2012.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$—	$—	$—	$—
Accrued and expensed	145	2,173	520	2,838
Charged against accrual	175	(664)	(520)	(1,009)
Adjustments and revisions	—	—	—	—

Balance at March 31, 2011	$320	$1,509	$—	$1,829

Restructuring reserve liability classification:
Current portion				$1,735
Long-term portion				94

				$1,829

6. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco, represented 56% and 65% of total revenue from continuing operations for the three months ended March 31, 2011 and 2010. Accounts receivable from this one customer comprised approximately 70% of accounts receivable at March 31, 2011 and 64% at December 31, 2010.

Revenue by geographic area was as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
North America	$4,195	$3,802
South America	2,116	2,078
Europe	6,769	6,185
Asia	316	159

	$13,396	$12,224

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

The following table sets forth product revenues by individual product line that account for 10% or greater of product revenues (in thousands):

	Three Months Ended March 31,
	2011	% of Product Revenue	2010	% of Product Revenue
Product revenues:
Animal health and nutrition	$8,075	62%	$7,954	69%
Grain processing	3,894	30%	3,087	27%
All other products	1,063	8%	521	4%

Total product revenue	$13,032	100%	$11,562	100%

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s Condensed Consolidated Balance Sheet totaled approximately $1.3 million at March 31, 2011 and $1.1 million at December 31, 2010.

7. Share-based Compensation

The Company recognized share-based compensation expense for continuing operations of $0.7 million and $0.3 million during the three months ended March 31, 2011 and 2010. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Continuing Operations:
Research and development	$—	$—
Selling, general and administrative	226	320

	226	320

Restructuring:
Selling, general and administrative	511	—

	511	—

	$737	$320

As described in Note 5, in conjunction with the closure of the Cambridge office, two executives separated from the Company. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these executives as of their separation dates. This additional stock option expense attributable to the acceleration was classified as restructuring expense on the Company’s condensed consolidated financial statements.

As of March 31, 2011, there was $0.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. All employees with outstanding unvested options that were assumed by BP as part of the sale of the LC business were cancelled. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 0.8 years as follows (in thousands):

Fiscal Year 2011 (April 1, 2011 to December 31, 2011)	$335
Fiscal Year 2012	578

$913

8. Contingencies

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

On January 4, 2011, the Court granted the Company’s motion for summary judgment, concluding, among other things, that the proper conversion price was $2.13 per share. Additionally, the Court denied CVI’s motion for summary judgment, denied the Company’s motion to dismiss as moot, and dismissed the complaint. On February 2, 2011, CVI filed a Notice of Appeal of the Court’s decision to the United States Court of Appeals for the Second Circuit. On March 23, 2011, the parties entered into a settlement agreement for $150,000 to resolve the litigation, and on March 29, 2011, the parties filed a stipulation of withdrawal of the appeal with prejudice. On April 1, 2011, the United States Court of Appeals for the Second Circuit issued an order that the appeal be withdrawn with prejudice.

In conjunction with the settlement, the Company negotiated a reimbursement of legal fees of $1.1 million included in selling, general and administrative on the Company’s Condensed Consolidated Income Statement during the three months ended March 31, 2011. This reimbursement of legal fees was for expenses incurred during 2010 for defense of the noteholder lawsuit.

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

9. Impact of Recently Issued Accounting Standards

Revenue Recognition

In October 2009, the FASB issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted The Company has adopted this guidance effective January 1, 2011 and the application of this guidance does not have a material impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. The Company has adopted this guidance effective January 1, 2011 and the application of this guidance does not have a material impact on the Company’s condensed consolidated financial statements.

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

•

our ability to repay outstanding debt upon maturity of $4.1 million face amount of our 9% Convertible Senior Secured Notes due April 2027, or 2009 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2009 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022 and maturity of $40.1 million face amount of our 5.50% Convertible Senior Notes due 2027, or 2007 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2007 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins;

•	our ability to improve manufacturing processes and increase manufacturing yields in order to improve margins and enable us to continue to meet supply demand from customers;

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of our products;

•	our expected future research and development expenses, sales and marketing expenses, and general and administrative expenses;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements and licenses granted to third parties and our ability to maintain our collaborative relationships with third parties;

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

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our operations and continue as a going concern, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

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

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over nearly 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, oilseed processing, and emerging enzyme markets. We have current collaborations and agreements with key partners such as Bunge Oils, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, or Danisco, and WeissBioTech (formerly Add Food Services GmbH), each of which complement our internal technology, product development efforts, and distribution efforts.

As of March 31, 2011, we owned 142 issued patents relating to our technologies and had 249 patents pending. Also, as of March 31, 2011, we either jointly owned or in-licensed from BP 120 patents and 128 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

Excluding our non-cash gains related to our debt repurchases in the first quarter of 2011, we have incurred net losses from our continuing operations since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $602.2 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses in the near term as a result of any combination of one or more of the following:

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

As more fully described in the Liquidity and Capital Resources beginning on page 26 and Note 1 of our Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, in connection with the sale of our LC business in September 2010, we obtained net cash proceeds of approximately $96.0 million. To date the Company has used net proceeds of approximately $50.3 million from the transaction for debt retirement. We intend to use the remaining net proceeds for continued investment in product development and manufacturing improvement efforts for our industrial enzyme business, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the 2007 and 2009 Notes have the right to require us to purchase the 2007 and 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements after this date without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

Debt Repurchase

As more fully described in Note 3 of our Notes to Condensed Consolidated Financial Statements, on March 14, 2011 and March 16, 2011, we repurchased a total of $9.6 million in principal amount of our 2009 Notes, as well as $20.9 million in principal amount of our 2007 Notes. In total, we repurchased $30.6 million in principal amount of our 2009 and 2007 Notes, leaving an aggregate of $4.1 million and $40.1 million, respectively, in principal amount outstanding. To effect this repurchase, we paid a total of $29.7 million in cash to a group of our noteholders to retire principal, in addition to $0.9 million of accrued interest as of the closing date.

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Revenues:
Animal health and nutrition	$8,075	$7,954	2%
Grain processing	3,894	3,087	26%
All other products	1,063	521	104%

Total product	13,032	11,562	13%
Collaborative	364	662	(45)%

Total revenues	$13,396	$12,224	10%

Revenues increased 10%, or $1.2 million, to $13.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Product revenues represented 97% of total revenues for the three months ended March 31, 2011, as compared to 95% for the three months ended March 31, 2010.

Product revenues increased 13%, or $1.5 million, for the three months ended March 31, 2011 as compared to the three months ended 2010. This increase was primarily due to an increase in revenues from our grain processing product line as a result of our growing market share in the fuel ethanol markets. In addition, our Purifine® PLC enzyme for the soybean oil processing market achieved significant revenue growth over the three months ended March 31, 2010, resulting from Purifine® PLC deployments by Molinos and Terminal 6 in Argentina.

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, increased 2%, or $0.1 million for the three months ended March 31, 2011 as compared to the same period in 2010, and represented approximately 62% of total product revenues for the three months ended March 31, 2011 and 69% for the comparable period in 2010. Although we expect that Phyzyme® XP phytase will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease in future periods. This is largely due to our method of revenue recognition for Phyzyme® XP phytase product sales. We manufacture most of our enzyme products through a manufacturing facility in Mexico City owned by Fermic S.A., or Fermic. We also have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties on operating profit, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty on operating profit received from Danisco. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. We expect over time a greater proportion of our Phyzyme® XP phytase manufacturing will transition to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for our other enzyme products, which we expect will generate higher gross margins than Phyzyme® XP phytase over time.

Collaborative revenue decreased 45%, or $0.3 million, to $0.4 million for the three months ended March 31, 2011 as compared to the same period in 2010, due in large part to a decrease in revenue related to wind-down of projects with existing strategic collaborators. We will continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, as well as regulatory approval timelines for new products.

Product Gross Profit & Margin

Product gross profit and margin for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Product revenue	$13,032	$11,562	13%
Cost of product revenue	8,084	6,516	24%

Product gross profit	4,948	5,046	(2)%
Product gross margin	38%	44%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased 24%, or $1.6 million, to $8.1 million for the three months ended March 31, 2011, as compared to the same period in 2010. The increases in cost of product revenue from the comparable period in 2010 is primarily due to higher rental expense for incremental fermentation capacity to support the expansion of product mix and increase in product revenues.

Our cost of product revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to better accommodate our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. We further expanded our fermentation capacity during the third quarter of 2010, which increased fixed manufacturing costs by an additional $0.7 million per quarter, including the quarter ended March 31, 2011. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products like Purifine® PLC, as we optimize the manufacturing process for each particular product.

Product gross profit totaled $4.9 million for the three months ended March 31, 2011, compared to $5.0 million for the three months ended March 31, 2010. Gross margin decreased to 38% of product revenue for the three months ended March 31, 2011, compared to 44% for the three months ended March 31, 2010. Gross margin decreased primarily due to a decrease in our royalty on profit share from Danisco resulting from decreased external sales reported by Danisco, and to a lesser extent lower manufacturing yields, primarily related to early-stage commercial production of Purifine® PLC.

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

Operating Expenses (excluding cost of product revenue)

Operating expenses (excluding cost of product revenue) for the three months ended March 31, 2011 increased 17%, or $1.5 million, to $10.0 million (including share-based compensation of $0.7 million) compared to $8.5 million (including share-based compensation of $0.3 million) for the three months ended March 31, 2010. Excluding the impact of share-based compensation, restructuring expense, total operating expenses decreased $1.3 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to reimbursement of legal fees of $1.1 million for expenses incurred during 2010 for defense of the Company’s noteholder lawsuit, which was settled on March 23, 2011.

Research and Development

	Three months ended March 31,
	2011	2010	% Change
Research and development	$2,632	$1,451	81%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

For the three months ended March 31, 2011, we estimate that approximately 92% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 8% of such costs were incurred on research activities funded in whole or in part by our partners. For the three months ended March 31, 2010, we estimate that approximately 32% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 68% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs, accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

•

We have product candidates and technologies in various stages of development related to collaborations as well as internally developed products and technologies. At any time, we may modify our strategy and pursue additional collaborations for the development and commercialization of some products and technologies that we had intended to pursue independently; and

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

Our research and development expenses increased 81%, or $1.2 million to $2.6 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010 primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Historically, due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development through our recently sold LC business, we have not spent significant resources on early stage product development for the past three years. Beginning in the fourth quarter 2010, we began making additional investment for the development and commercialization of candidates in our enzyme product pipeline. We expect these expenses to further increase in 2011 as we further advance enzyme product candidates through the development pipeline.

Selling, General and Administrative Expenses

	Three months ended March 31,
	2011	2010	% Change
Selling, general and administrative expenses	$4,500	$7,063	(36)%

Selling, general and administrative expenses decreased 36%, or $2.6 million, to $4.5 million (including share-based compensation of $0.2 million) for the three months ended March 31, 2011 compared to $7.1 million (including share-based compensation of $0.3 million) for the three months ended March 31, 2010. Excluding the impact of share-based compensation, selling, general and administrative decreased $2.5 million for the three months ended March 31, 2011 as compared to the same period in 2010. The decrease year over year is attributed to better alignment of the Company facility and personnel expense with the evolving needs of the business, decreased litigation expenses of approximately $0.6 million and reimbursement of $1.1 million of legal fees expensed during 2010 related to the noteholder lawsuit, as well as expense minimization efforts to decrease general and administrative spending.

Restructuring Expenses

As announced on December 14, 2010, we closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective as of March 31, 2011. As the cease-use date was established on this date, an additional liability of $0.3 million was established for the facility as of March 31, 2011. Further, personnel costs of $1.3 million were incurred in conjunction with the closure of the office, as well as $0.4 million in relocation costs of employees who remained with the Company and are moving to the San Diego facility as a result of the closure. In addition to these costs, $0.5 million in stock compensation costs were recognized as part of restructuring costs, which were incurred for option accelerations for two executives who left the Company, as provided in their respective employment agreements.

Share-Based Compensation Charges

We recognized $0.7 million and $0.3 million in share-based compensation expense for our share-based awards in continuing operations during the three months ended March 31, 2011 and 2010. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2011	2010
Continuing Operations:
Research and development	$—	$—
Selling, general and administrative	226	320

	226	320

Restructuring:
Selling, general and administrative	511	—

	511	—

	$737	$320

Share-based compensation increased 130%, or $0.4 million, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily related to the separation of two executives in conjunction with the closure of the Cambridge office. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on the Company’s condensed consolidated financial statements.

Interest expense

Interest expense was $1.1 million and $2.1 million for the three months ended March 31, 2011 and 2010. This decrease in interest expense from 2010 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases. Total interest expense for the three months ended March 31, 2011 and 2010 was comprised of the following (in thousands):

	Three months ended March 31,
	2011	2010
5.5% coupon interest, payable in cash	$785	$949
Non-cash amortization of debt issuance costs	127	149

2007 Notes Total	912	1,098

8% coupon interest, payable in cash or common stock	—	258
Non-cash accretion of debt discount	—	394
Non-cash amortization of debt issuance costs	—	19

2008 Notes Total	—	671

9% coupon interest, payable in cash or common stock	273	308
Non-cash amortization of debt premium	(91)	(102)

2009 Notes Total	182	206

Other	—	84

Total interest expense	$1,094	$2,059

Gain on Debt Extinguishment upon repurchase of convertible notes

On March 14 and 16, 2011, we repurchased a total of $9.6 million in principal amount of our 2009 Notes, as well as $20.9 million in principal amount of our 2007 Notes. In total, we repurchased $30.6 million in principal amount of our 2009 and 2007 Notes, leaving an aggregate of $4.1 million and $40.1 million, respectively, in principal amount outstanding. A gain on debt extinguishment of $11.3 million was recognized representing the difference between the carrying value of the notes repurchased of $41 million and the repurchase price of $29.7 million calculated as follows (in thousands):

	2009 Notes	2007 Notes	Total
Principal	$9,626	$20,932	$30,558
Debt premium, net	6,536	—	6,536
Compound embedded derivative	4,092	—	4,092
Issuance costs	—	(188)	(188)

Carrying value	20,254	20,744	40,998

Repurchase price	9,819	19,895	29,714

Gain on debt extinguishment	$10,435	$849	$11,284

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes’ compound embedded derivative are recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $1.8 million and net gain of $0.1 million for the three months ended March 31, 2011 and 2010 related to the change in fair value of our recorded derivative asset and liabilities.

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

During the three months ended March 31, 2011, we recorded no gain or loss on debt extinguishment as a result of conversions. During the three months ended March 31, 2010, we recorded a gain on debt extinguishment of $0.6 million. The gain is calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the three months ended March 31, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the three months ended March 31, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the 2008 Notes and “make-whole” payments.

Net Income (Loss) from Discontinued Operations

As previously noted, on September 2, 2010, we completed the sale of the LC business to BP for net proceeds to the Company of $96.0 million (including $5 million of the purchase price placed in escrow). As such, the current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations. Revenue and expenses allocated to discontinued operations for the three months ended March 31, 2010 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. Net income from discontinued operations for the three months ended March 31, 2011 was attributed primarily to net present value adjustments of future rent obligations related to a portion of the Cambridge office space attributed to the LC business.

Loss Attributed to Noncontrolling Interest in Consolidated Entities –Discontinued Operations

For the three months ended March 31, 2010 we were considered the primary beneficiary of Galaxy and consolidated its financial results. As a result, BP’s share of losses in Galaxy are reflected in our Condensed Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations on the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of March 31, 2011, we had an accumulated deficit of approximately $602.2 million.

We have undertaken restructuring activities in connection with the closure of our Cambridge, Massachusetts office which primarily include one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs due to executive employment agreements, charges associated with the closure of the leased office space and one-time relocation costs for the employees whose employment positions have been moved to our San Diego location. As a result of the plan, we expect to achieve operating efficiencies in future periods related to salary and overhead costs related to selling, general and administrative costs. At March 31, 2011, we incurred total restructuring expense of $2.8 million and have restructuring accruals of $1.8 million, for which payments are expected to be substantially completed in early 2012.

Capital Requirements

As of March 31, 2011, we had available cash and cash equivalents of approximately $46.2 million, and restricted cash of $5 million. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our operations. In October 2009 we raised approximately $12.2 million in net cash proceeds from an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock, and in September 2010 we raised approximately $96.0 million net of transaction costs through the sale of our LC business. To date we have used net proceeds of approximately $50.3 million from the transaction for debt retirement. We intend to use the remaining proceeds for continued investment in product development and manufacturing improvement efforts, build-out of our new research and development and corporate headquarters in San Diego, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement.

As more fully described in Note 3 of our Notes to Condensed Consolidated Financial Statements, the holders of our 2007 and 2009 Notes aggregating $44.2 million have the right to require us to purchase the 2007 and 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to the redemption date. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to repurchase the 2007 and 2009 Notes. If we are unable to re-finance our 2007 and 2009 Notes, raise additional capital, we will need to defer restructure or significantly curtail our operations, issue equity in exchange for our 2007 and 2009 Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations.

Balance Sheet

Our consolidated assets have decreased by $38.3 million to $73.5 million at March 31, 2011 from $111.8 million at December 31, 2010. This decrease is primarily attributed to a decrease in cash of $41.8 million attributable primarily to the repurchase of our 2007 and 2009 Notes principal and accrued interest of $30.6 million, payments against 2010 liabilities (including employee cash bonuses) and general operating burn.

Our consolidated liabilities have decreased by $42.8 million to $65.8 million at March 31, 2011 from $108.6 million at December 31, 2010. This decrease is primarily attributable to the debt repurchase of $30.6 million in principal of our 2007 and 2009 Notes with a carrying value of $41.0 million. The remainder of the decrease is attributed to a reduction in accounts payable and accrued expenses of $5.8 million primarily related to timing of cash payments, partially offset by i) an increase in deferred revenue of $1.4 million due to cash received in advance of revenue recognition and ii) the establishment of the restructuring accrual associated with the closing of the Cambridge, Massachusetts office space of $1.8 million.

Cash Flows Related to Operating, Investing and Financing Activities

For the three months ended March 31, 2011 we used $10.7 million to fund our operations compared to $4.5 million for the three months ended March 31, 2010. Although we had net income of $3.8 million for the three months ended March 31, 2011, $11.3 million of such amount was related to non-cash gain on debt extinguishment upon repurchase of convertible notes. The remaining change in operating cash flows for the three months ended March 31, 2011 primarily reflects an increase in accounts receivable and decrease in accounts payable and accrued liabilities due to timing of cash receipts and payments, partially offset by an increase in deferred revenue primarily related to cash received in advance of revenue recognition.

Our investing activities for continuing operations used net cash of $0.8 million for the three months ended March 31, 2011 consisting of purchases of property and equipment.

Our financing activities for continuing operations used cash of $29.7 million for the three months ended March 31, 2011 due to our debt repurchase.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011, including the principal and interest payments for our 2009 and 2007 Notes, assuming such obligations are not redeemed pursuant to noteholder rights prior to maturity in April 2027 (in thousands):

			Payments due by Period
	Total		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating lease (1)	$2,367		$851	$1,516	$—	$—
Manufacturing costs to Fermic (2)	39,986		17,243	22,743	—	—
License and research agreements	565		70	140	140	215
Convertible Debt:
2007 Notes (principal of $40.1 million and interest of $36.4 million through April 2027 maturity) (3)	76,493	(4)	2,206	4,411	4,411	65,465
2009 Notes (principal of $4.1 million and interest $6.0 million through April 2027 maturity) (3)	10,142	(4)	367	735	735	8,305

Total Contractual Obligations	$129,553		$20,737	$29,545	$5,286	$73,985

(1)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we will be focusing all of our operations in San Diego and closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective on March 31, 2011. We completed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.3 million from June 2011 through March 2012, $0.5 million from April 2012 through March 2013, $0.6 million from April 2013 through the end of the lease term. Additionally, our facilities are currently located in San Diego, California in space we sublease from BP free of rent for a period of up to two years through August 2012, and therefore, no obligation is reflected in the table.

(2)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice. This commitment represents thirty months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.

(3)	The holders of the 2007 and 2009 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022.

(4)	If the holders of the 2007 and 2009 Notes exercise their right to require us to purchase the Notes for cash (including any accrued and unpaid interest) on April 1, 2012, the total obligation would be $43.4 million, which would include $3.3 million of interest, for the 2007 Notes and $4.6 million, which would include $0.5 million of interest, for the 2009 Notes as of March 31, 2011.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of March 31, 2011, under this agreement our minimum commitments to Fermic are approximately $40 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through March 31, 2011, we have incurred costs of approximately $22.3 million for property and equipment related to this agreement, of which $0.4 million we funded in 2011. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. For much of 2010, we limited our marketing activities in line with our manufacturing capabilities. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make $4 to $5 million of additional capital investments at Fermic during 2011. These investments should improve both our yield of enzymes and the profitability of our enzymes over time.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of March 31, 2011.

Facility Commitment

All of our research and development, business development and corporate operations are conducted from a single facility in San Diego, which we currently sublease from BP through August 2012. We are currently searching for an alternative facility in San Diego. We will need to retrofit an existing facility to accommodate our business, including the build-out of new pilot fermentation/recovery and automation labs. This could require the expenditure of more than $10 million over the next two years, which we expect to be financed through existing cash and/or additional sources of capital.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards

Information with respect to recent accounting standards is included in Note 1 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk.

Interest Rate Exposure

As of March 31, 2011, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934, or Exchange Act, reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based on such evaluation, such officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 4, 2011, the Court granted the Company’s motion for summary judgment, concluding, among other things, that the proper conversion price was $2.13 per share. Additionally, the Court denied CVI’s motion for summary judgment, denied the Company’s motion to dismiss as moot, and dismissed the complaint. On February 2, 2011, CVI filed a Notice of Appeal of the Court’s decision to the United States Court of Appeals for the Second Circuit. On March 23, 2011, the parties entered into a settlement agreement of $150,000 to resolve the litigation, and on March 29, 2011, the parties filed a stipulation of withdrawal of the appeal with prejudice. On April 1, 2011, the United States Court of Appeals for the Second Circuit issued an order that the appeal be withdrawn with prejudice.

In conjunction with the settlement, the Company negotiated a reimbursement of legal fees of $1.1 million included in selling, general and administrative on the Company’s Condensed Consolidated Income Statement during the three months ended March 31, 2011. This reimbursement of legal fees was for expenses incurred during 2010 for defense of the noteholder lawsuit.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2010.

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

We may need to refinance our 2007 and 2009 Notes collectively, the Notes, or raise more money to pay down our Notes and to continue to fund our business. Our capital requirements in 2011 and beyond will depend on several factors, including:

•	The election of any or all of our Noteholders to require us to repurchase the Notes, pursuant to the exercise of their respective put options in April 2012, 2017, and 2022;

•	Our ability to retire/refinance existing indebtedness;

•	The level of research and development investment required to maintain our technology leadership position;

•	The capital required to build out our new facility in San Diego;

•	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products;

•	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel; and

•	Our possible acquisition or licensing of complementary technologies or acquisition of complementary businesses.

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

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with Verenium, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2009 Notes may require us to purchase, for cash, all or a portion of their 2009’ Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. As of March 31, 2011, approximately $40.1 million of the 2007 Notes and $4.1 million of the 2009 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due in 2027, or earlier if the 2007 or 2009 noteholders exercise their put options on April 1, 2012, April 1, 2017, or April 1, 2022 . In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

*Conversion of the 2007 Notes and/or the 2009 Notes, exercise of our outstanding warrants, anti-dilution adjustments that may occur under certain of our outstanding warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2009 Notes will dilute the ownership interest of existing stockholders.

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

Our 2008 Notes that we repurchased also contained a version of broad-based weighted average anti-dilution protection, subject to certain exceptions and limitations. One holder of the 2008 Notes filed a lawsuit against us asserting a conversion price of $17.64 from February 27, 2009 through October 5, 2009 and $4.27 for conversions subsequent to October 6, 2009, rather than $25.56 (and with the recent amendment of the 2008 Notes, and recent equity financing, $17.89), for a portion of its 2008 Notes for which it has submitted conversion notices. We have disputed this assertion and believe our position is correct. On March 23, 2011, we settled the lawsuit with prejudice to resolve the litigation. Additionally, the warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. In addition, given the low recent values for our stock price, to the extent we satisfy required interest or “make-whole” payments under the 2009 Notes by issuing shares, which we intend to do to the extent permissible under the terms of the 2009 Notes, we will be issuing relatively more shares than if our stock price was at a higher level. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes and/or 2009 Notes or exercise of our outstanding warrants, or issuable in payment of interest or “make-whole” payments under the 2009 Notes, have, and we expect that any future sales based on such conversions, exercises or issuances will continue to, adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes and 2009 Notes may encourage short selling by market participants because the conversion of the 2007 Notes and 2009 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes or 2009 Notes into shares of our common stock could depress the price of our common stock.

*Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of March 31, 2011, which includes the 2007 Notes and the 2009 Notes was approximately $44.2 million, representing approximately 85% of our total capitalization as of such date.

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

Excluding our non-cash gains related to our debt repurchases in the first quarter of 2011, we have incurred net losses from our continuing operations since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $602.2 million. We expect to continue to incur additional losses for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2011 will continue to result from the same sources. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. Over the past two years, our product revenue in absolute dollars and as a percentage of total revenues has increased significantly. Our product revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume, which could negatively affect our operating margins and profitability. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

*If we are unable to access the capacity to manufacture products in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

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

We have experienced inventory losses and decreased manufacturing yields related to our manufacturing processes in the past for our enzyme products, and may continue to experience such losses, which could negatively impact our product gross margins.

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

The United States and global equity and credit markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. This volatility in the market affects not just our stock price, but also the stock prices of our collaborators. In addition, this volatility has also affected the ability of businesses to obtain credit and to raise money in the capital markets. If we or our collaborators are unable to obtain credit or raise money in the capital markets, we may not be able to continue to fund our current research and development projects, fund our current products, or otherwise continue to maintain or grow our business.

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

*Our building sublease in San Diego will expire within the next 17 months, and we will be required to relocate our research and development and corporate operations.

Our research and development, business development and corporate operations are conducted from a single facility in San Diego, which we currently sublease from BP through August 2012. We are currently searching for an alternative facility in San Diego. We will likely need to retrofit an existing facility to accommodate our business, including the build-out of new pilot fermentation / recovery and automation labs. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital, that we expect to be financed through existing cash and/or additional sources of capital. If we are unsuccessful in transitioning operations to a new facility, or are unable to obtain adequate financing to do so, our business will be adversely impacted our business will be adversely impacted.

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

*If we engage in any acquisitions, we will incur a variety of costs, may dilute existing stockholders, and may not be able to successfully integrate acquired businesses.

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of March 31, 2011, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and May 10, 2011, the closing market price of our common stock has ranged from a low of $2.21 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $2.21 to $81.96. The closing market price of our common stock on March 31, 2011 was $3.04, and the closing price of our common stock on May 10, 2010 was $2.70. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 12% of our outstanding common stock as of March 31, 2011. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 10, 2011, we had 12,612,352 shares of common stock outstanding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company – filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, as amended, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

*10.1	Amendment to Employment Agreement, effective March 31, 2011 by and between the Company and James E. Levine – filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.

*10.2	Amendment to Employment Agreement, effective March 31, 2011 by and between the Company and Jeffrey G. Black – filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference. .

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: May 12, 2011	/S/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)