Form 10-Q
period 2011-06-30
VERENIUM CORP
filed 2011-08-12
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding as of August 8, 2011 was 12,611,894.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$44,620	$87,929
Restricted cash	5,000	0
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at June 30, 2011 and December 31, 2010	9,447	6,708
Inventories, net	5,649	5,316
Prepaid expenses and other current assets	2,508	2,694

Total current assets	67,224	102,647
Property and equipment, net	3,645	3,134
Restricted cash	0	5,000
Other long term assets	602	976

Total assets	$71,471	$111,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,316	$8,631
Accrued expenses	5,387	8,218
Deferred revenue	3,499	894
Accrued restructuring	1,047	0
Convertible debt, at carrying value (face value of $44.2 million at June 30, 2011; maturity date of April 2027, and early put option dates of April 1, 2012, 2017 and 2022)	48,242	0
Current liabilities of discontinued operations	549	1,157

Total current liabilities	64,040	18,900
Convertible debt, at carrying value (face value of $74.7 million at December 31, 2010; maturity date of April 2027, and early put option dates of April 1, 2012, 2017 and 2022	0	88,011
Other long term liabilities	946	1,216
Long term liabilities of discontinued operations	134	460

Total liabilities	65,120	108,587
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	0	0
Common stock—$0.001 par value; 245,000 shares authorized at June 30, 2011 and December 31, 2010; 12,612 and 12,610 shares issued and outstanding at June 30, 2011 and December 31, 2010	12	12
Additional paid-in capital	609,969	609,133
Accumulated deficit	(603,630)	(605,975)

Total stockholders’ equity	6,351	3,170

Total liabilities and stockholders’ equity	$71,471	$111,757

Note: The condensed consolidated balance sheet data at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Product	$14,478	$13,290	$27,510	$24,852
Collaborative	656	390	1,020	1,052

Total revenue	15,134	13,680	28,530	25,904

Operating expenses:
Cost of product revenue	9,392	8,830	17,476	15,346
Research and development	2,288	1,249	4,920	2,676
Selling, general and administrative	4,666	6,495	9,166	13,582
Restructuring charges	82	0	2,920	0

Total operating expenses	16,428	16,574	34,482	31,604

Loss from operations	(1,294)	(2,894)	(5,952)	(5,700)
Other income and expenses:
Interest and other income	10	12	43	91
Interest expense	(702)	(2,139)	(1,796)	(4,198)
Gain on debt extinguishment upon conversion of convertible notes	0	0	0	598
Gain on debt extinguishment upon repurchase of convertible notes	0	0	11,284	0
Gain (loss) on net change in fair value of derivative assets and liabilities	518	(786)	(1,295)	(718)

Total other income (expenses), net	(174)	(2,913)	8,236	(4,227)

Net income (loss) from continuing operations	(1,468)	(5,807)	2,284	(9,927)
Net income (loss) from discontinued operations	0	(6,353)	61	(21,729)

Net income (loss)	(1,468)	(12,160)	2,345	(31,656)
Less: Loss attributed to noncontrolling interests in consolidated entities – discontinued operations	0	7,675	0	15,175

Net income (loss) attributed to Verenium Corporation	$(1,468)	$(4,485)	$2,345	$(16,481)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.12)	$(0.47)	$0.18	$(0.82)

Discontinued operations	$0.00	$(0.52)	$0.00	$(1.79)

Net income (loss) per share	$(0.12)	$(0.37)	$0.19	$(1.35)

Shares used in calculating net income (loss) per share, basic and diluted	12,606	12,273	12,606	12,165

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$2,345	$(31,656)
Net (income) loss from discontinued operations	(61)	21,729

Net income (loss) from continuing operations	2,284	(9,927)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	717	954
Share-based compensation	870	560
Gain on extinguishment of debt upon repurchase of convertible debt	(11,284)	0
(Amortization) accretion of debt net premium/discount from convertible debt	(123)	611
Gain on debt extinguishment upon conversion of convertible debt	0	(598)
Loss on net change in fair value of derivative assets and liabilities	1,295	718
Non-cash restructuring charges	356	0
Change in operating assets and liabilities:
Accounts receivable	(2,739)	149
Inventories	(333)	(218)
Other assets	374	838
Accounts payable and accrued liabilities	(5,000)	749
Deferred revenue	2,645	407

Net cash used in operating activities of continuing operations	(10,938)	(5,757)
Investing activities:
Purchases of property and equipment, net	(1,748)	0
Restricted cash	0	(309)

Net cash used in investing activities of continuing operations	(1,748)	(309)
Financing activities:
Principal payments on debt obligations	0	(18)
Proceeds from sale of common stock and warrants	0	7
Repurchase of convertible debt	(29,714)	0

Net cash used in financing activities of continuing operations	(29,714)	(11)
Cash provided by (used in) discontinued operations:
Net cash used in operating activities of discontinued operations	(909)	(18,003)
Net cash used in investing activities of discontinued operations	0	(2,069)
Net cash provided by financing activities of discontinued operations	0	17,827

Net cash used in discontinued operations	(909)	(2,245)

Net decrease in cash and cash equivalents	(43,309)	(8,322)
Cash and cash equivalents at beginning of year	87,929	24,844

Cash and cash equivalents at end of year	44,620	16,522

Supplemental disclosure of cash flow information:
Interest paid	$2,200	$1,947

Supplemental disclosure of non-cash operating and financing activities:
Conversions of convertible senior notes to common stock	$0	$2,200

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

Recent Developments

Novus Collaboration

As more fully described in Note 6, on June 23, 2011, the Company entered into a collaboration agreement with Novus International, Inc. (“Novus”) to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late-stage product pipeline in the animal health and nutrition product line. The Company to received $2.5 million as an up-front non-refundable license fee, as and is entitled to an additional $2.5 million following certain regulatory or commercial events. Further, all development costs going forward will be shared equally between both partners as well as all future profits and losses will also be shared equally upon commercialization.

Lease Agreement

As more fully described in Note 9, on June 24, 2011, the Company signed a lease agreement for new office and laboratory space in San Diego, California. The lease is targeted to commence in the summer of 2012 following the build-out of the new facility.

Debt Repurchase

On July 27, 2011, the Company repurchased approximately $8.2 million of principal amount of the 2007 and 2009 Notes at a value of approximately 94% of the face value. To effect this repurchase, the Company paid a total of $7.9 million in cash to a single institutional investor, including accrued interest, as of the closing date, leaving an aggregate of $36 million in principal amount of 2007 and 2009 Notes outstanding. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 and 2009 Notes repurchased.

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

The Company had net loss from continuing operations of $1.5 million and net income from continuing operations of $2.3 million for the three and six months ended June 30, 2011 and had an accumulated deficit of $603.6 million as of June 30, 2011. In connection with the sale of the LC business in September 2010, the Company received net cash proceeds of approximately $96.0 million. To date the Company has used net proceeds of approximately $58.0 million from the sale of the LC business for debt retirement (including the July 2011 repurchase). The Company intends to use the remaining net proceeds for continued investment in product development and manufacturing improvement efforts, build-out of the Company’s new research and development and corporate headquarters in San Diego, and for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the Notes have the right to require the Company to purchase the Notes for cash (including any accrued and unpaid interest) on each of April 1, 2012, April 1, 2017 and April 1, 2022. Assuming the holders of the Notes exercise their put option in 2012, based on current cash resources and 2011 operating plan, the Company’s existing working capital will not be sufficient to meet the cash requirements to fund the retirement of the Notes, and planned operating expenses, capital expenditures and working capital requirements after such exercise without additional sources of cash. If the Company is unable to re-finance the Notes or raise additional capital, it will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail operations, issue equity in exchange for the Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations.

The results of operations and assets and liabilities associated with the sale of the Company’s LC business have been reclassified and presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Balance Sheets for current and all prior periods presented.

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

Impact of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and applies the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. The Company’s new collaboration agreement with Novus was evaluated using this guidance. See Note 6 for further details.

Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (i) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$49,620	$0	$0	$49,620	$92,929	$0	$0	$92,929

Liabilities:
Derivative – warrants (2)	0	0	60	60	0	0	307	307
Derivative – 2009 Notes compound embedded derivative (3)	0	0	1,327	1,327	0	0	3,879	3,879

	$0	$0	$1,387	$1,387	$0	$0	$4,186	$4,186

(1)	Included in cash and cash equivalents and restricted cash on the accompanying Condensed Consolidated Balance Sheet.

(2)	Represents warrants issued in February 2008 and October 2009. The warrants issued in 2008 had a fair value of zero as of June 30, 2011 and December 31, 2010, using significant unobservable inputs (Level 3). The warrants issued in 2009 had a fair value of $60,000 and $307,000 and are classified within other long-term liabilities at June 30, 2011 and December 31, 2010, using significant unobservable inputs (Level 3).

(3)	Represents the compound embedded derivative included in the Company’s 2009 Notes (see Note 3). The compound embedded derivative includes, among other rights, the noteholders’ rights to put the 2009 Notes at par at certain future dates, as well as the right to receive “make-whole” amounts. The Company’s compound embedded derivatives are valued using a “lattice” model. The Company’s “lattice” valuation models assume the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2009 Notes. The embedded derivative is included as part of the 2009 Notes carrying value on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2011 to June 30, 2011 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2009 Notes Compound Embedded Derivative	Total
Balance at January 1, 2011	$307	$3,879	$4,186
Adjustment to fair value included in earnings (1)	(48)	1,861	1,813
Extinguishment of debt (2)	0	(4,094)	(4,094)

Balance at March 31, 2011	$259	$1,646	$1,905
Adjustment to fair value included in earnings (1)	(199)	(319)	(518)

Balance at June 30, 2011	$60	$1,327	$1,387

(1)	The derivatives are revalued at the repurchase date as well as at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2009 Notes compound embedded derivative was primarily affected by the Company’s credit spread, but is also affected by the Company’s stock price, stock price volatility, expected life, interest rates and the passage of time. For the three and six months ended June 30, 2011, the net adjustment to fair value resulted in a gain of $0.5 million and a net loss of $1.3 million and is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 3).

(2)	Represents decrease in derivative liability related to the debt repurchase of $9.6 million in principal amount of the 2009 Notes (see Note 3).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) services have been rendered or product has been delivered; iii) price to the customer is fixed and determinable; and iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2011, the Company had $4.3 million in current and long-term deferred revenue, of which $3.6 million related to funding from collaborative partners and $0.7 million related to product sales.

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

The Company recognizes revenue from royalties calculated as a share of profits, as defined by our agreement, from Danisco Animal Nutrition, or Danisco, which markets products based on Phyzyme phytase enzyme, during the quarter in which such revenue is earned. Revenue from royalties on operating profit is recognized generally upon shipment of Phyzyme by Danisco to their customer, based on information provided by Danisco. Revenue from royalties on operating profit is included in product revenue in the Condensed Consolidated Statement of Operations.

The Company has contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of the Company’s Phyzyme phytase product. Genencor maintains all manufacturing, sales and collection risk on all inventories produced and sold from its facilities. A set royalty based on profit is paid to the Company on all sales. As such, revenue associated with product manufactured for the Company by Genencor is recognized on a net basis equal to the royalty on operating profit received from Danisco, as all the following conditions of reporting net revenue are met: i) the third party is the obligor; ii) the amount earned is fixed; and iii) the third party maintains inventory risk. The Company records revenue equal to the full value of the manufacturing costs plus royalties on operating profit for Phyzyme phytase product it manufactures through its contract manufacturing agreement with Fermic S.A. in Mexico City.

Collaborative Revenue

The Company’s collaboration revenue consists of license and collaboration agreements that contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Prior to the revised multiple element guidance adopted by the Company on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. If and when the Company enters into a new collaboration or materially modifies an existing collaboration, the Company will be required to apply the new multiple element guidance. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements.

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

Revenue Arrangements with Multiple Deliverables

The Company occasionally enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. For multiple deliverable agreements entered into after December 31, 2010, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“ VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive income (loss) equaled net income (loss) for all periods presented.

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

Computation of net income (loss) per share for three and the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net income (loss) from continuing operations	$(1,468)	$(5,807)	$2,284	$(9,927)
Net income (loss) from discontinued operations	$0	$(6,353)	$61	$(21,729)
Net income (loss) attributed to Verenium Corporation	$(1,468)	$(4,485)	$2,345	$(16,481)
Denominator
Weighted average shares outstanding during the period	12,612	12,275	12,612	12,167
Less: Weighted average unvested restricted shares outstanding	(6)	(2)	(6)	(2)

Weighted average shares used in computing basic net income (loss) per share	12,606	12,273	12,606	12,165

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.12)	$(0.47)	$0.18	$(0.82)

Discontinued operations	$0.00	$(0.52)	$0.00	$(1.79)

Net income (loss)	$(0.12)	$(0.37)	$0.19	$(1.35)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net income per share because all such securities are anti-dilutive for all applicable periods presented

2. Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC Business to BP. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5.0 million of the purchase price placed in escrow). Pursuant to the terms of the Asset Purchase Agreement, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential breaches of representations and warranties made by the Company in the Asset Purchase Agreement, most of which survive for a period of 18 months following the closing, or March 1, 2012. This amount is reflected as a current asset on the Company’s condensed consolidated balance sheet as of June 30, 2011 and as a non-current asset as of December 31, 2010. The Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount. The Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations

The Company’s continuing operations focuses on the development, manufacturing and sale of industrial enzymes primarily within the animal health and nutrition, grain processing and oilseed processing markets. Revenue and expenses allocated to discontinued operations for the three and six months ended June 30, 2010 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. As a result, certain continuing indirect costs that were previously allocated to the Company’s biofuels operating segment were not allocated to discontinued operations.

The results of operations from discontinued operations for the three and six months ended June 30, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Grant	$0	$6,299	$0	$7,037
Collaborative	0	70	0	139

Total revenue	0	6,369	0	7,176

Operating expenses:
Research and development	0	11,726	(6)	27,298
Selling, general and administrative	0	996	(55)	1,607

Total operating expenses	0	12,722	(61)	28,905

Net income (loss) from discontinued operations	$0	$(6,353)	$61	$(21,729)

The condensed consolidated financial statements for the three and six months ended June 30, 2010 include the accounts of the Company and its previously jointly owned subsidiary Galaxy Biofuels LLC, or Galaxy, which was determined to be a variable interest entity. As a result, the Company’s consolidated statement of operations includes a line item “Loss attributed to noncontrolling interests in consolidated entities – discontinued operations” which reflects BP’s share of Galaxy losses for the three and six months ended June 30, 2010. Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations on the Company’s condensed consolidated financial statements.

3. Convertible Debt

Carrying value of the Company’s convertible debt as of June 30, 2011 and December 31, 2010 is set forth below (in thousands):

	June 30, 2011
	2009 Notes	2007 Notes	Total
Principal amount	$4,081	$40,101	$44,182
Debt premium, net	2,733	0	2,733
Derivative liabilities (1)	1,327	0	1,327

Total carrying value	$8,141	$40,101	$48,242

	December 31, 2010
	2009 Notes	2007 Notes	Total
Principal value	$13,707	$61,033	$74,740
Debt premium, net	9,392	0	9,392
Derivative liabilities (1)	3,879	0	3,879

Total carrying value	$26,978	$61,033	$88,011

(1)	Represents the 2009 Notes’ compound embedded derivative. The Company has the intent and the ability as of June 30, 2011 and December 31, 2010 to settle the 2009 Notes’ “make-whole” provisions in shares of common stock. As such, the asserted derivative liability is included in the 2009 Notes’ carrying value on its condensed consolidated financial statements at June 30, 2011 and December 31, 2010.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in aggregate principal amount of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 8% Senior Convertible Notes due April 1, 2012, or 2008 Notes, and 2009 Notes. Further, in September 2010 and March 2011, the Company repurchased 2007 Notes totaling $28.9 million in principal. As of June 30, 2011, the Company had $40.1 million in principal amount outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 13.02 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $76.80 per share. The total common shares that would be issued upon conversion of the entire $34.9 million in principal amount outstanding as of August 8, 2011 of the 2007 Notes is 0.5 million shares.

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

An additional debt repurchase was completed subsequent to June 30, 2011 for an additional $5.2 million of principal. A total cash payment, principal and accrued interest, of $4.8 million was paid to this holder of the 2007 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased.

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

On September 23, 2010, the Company repurchased the remaining $13.0 million of principal of the 2008 Notes. No additional 2008 Notes remained outstanding after this transaction. A cash payment of $13.8 million, excluding accrued interest, was paid to these noteholders. As part of the transaction the note holders released the Company from any and all commitments and indebtedness related to the 2008 Notes repurchased.

2009 Notes

On September 1, 2009 and September 25, 2009, the Company completed privately negotiated exchanges with certain existing holders of its 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal of the 2007 Notes for $13.7 million in aggregate principal amount of the 2009 Notes. As of June 30, 2011, the Company had $4.1 million in principal amount outstanding under the 2009 Notes.

On March 11, 2011, the Company repurchased $9.6 million of principal of the 2009 Notes at a value of approximately 102% of the face value. A total cash payment, principal and accrued interest, of $10.2 million was paid to these noteholders of the 2009 Notes. As part of the transaction, the noteholders released the Company from any and all commitments and indebtedness related to the 2009 Notes repurchased. A gain on debt extinguishment of $10.4 million was recognized representing the difference between the carrying value of the 2009 Notes repurchased of $20.3 million and the repurchase price of $9.8 million. The 2009 Notes are carried at a higher value than face value as the exchange of the 2007 Notes qualified as a troubled debt restructuring requiring the Company to record the 2009 Notes at the 2007 Notes’ higher carrying value, as further described under “Exchange of 2007 Notes” below.

An additional debt repurchase was completed subsequent to June 30, 2011 for an additional $3.0 million of principal. A total cash payment, including principal and accrued interest, of $3.1 million was paid to this holder of the 2009 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2009 Notes repurchased.

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

The 2009 Notes bear interest at 9% per year, payable in cash, or at the option of the Company, in shares of common stock or a combination thereof, semi-annually, and are convertible at the option of the holders any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 104.17 shares per $1,000 principal amount of 2009 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $9.60 per share, provided that upon conversion the holders make certain certifications. A holder that surrenders 2009 Notes for conversion in connection with a “make-whole fundamental change” that occurs before April 5, 2012 may in certain circumstances be entitled to an increased conversion rate. In no event will the conversion price of the 2009 Notes be less than $7.32 per share. The total common shares that would be issued assuming conversion of the entire $1.1 million in principal of the 2009 Notes outstanding as of August 8, 2011 is 0.1 million shares, excluding common shares to be issued for potential “make-whole” payments.

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

Periodic interest payments on the 2009 Notes are approximately $50,000 every six months after the July 2011 debt repurchase, assuming an outstanding balance of $1.1 million, payable on April 1 and October 1 of each year. Subject to the satisfaction of certain conditions, the Company may pay interest with shares of common stock at a 5% discount to the applicable stock price at the time of the interest payment.

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

The fair value of the compound embedded derivative is primarily affected by the Company’s credit spread, but is also affected by the Company’s stock price, stock price volatility, expected life, interest rates and the passage of time. The net change in fair value measurements impacting the 2009 Notes compound embedded derivative liability resulted in a gain of $0.3 million and a net loss of $1.5 million for the three and six months ended June 30, 2011.

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

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt, as follows for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
5.5% coupon interest, payable in cash	$551	$949	$1,337	$1,898
Non-cash amortization of debt issuance costs	84	149	211	297

2007 Notes Total	635	1,098	1,548	2,195

8% coupon interest, payable in cash or common stock	0	260	0	518
Non-cash accretion of debt discount	0	423	0	817
Non-cash amortization of debt issuance costs	0	16	0	35

2008 Notes Total	0	699	0	1,370

9% coupon interest, payable in cash or common stock	92	308	365	617
Non-cash amortization of debt premium(1)	(32)	(104)	(123)	(206)

2009 Notes Total	60	204	242	411

(1)	The initial debt premium relates to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium is included in the carrying value of the 2009 Notes on the accompanying Condensed Consolidated Balance Sheets and is being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.

4. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	June 30, 2011	December 31, 2010
Raw materials	$490	$515
Work in progress	527	258
Finished goods	4,857	4,768

	5,874	5,541
Reserve	(225)	(225)

Net inventory	$5,649	$5,316

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

Property and equipment consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Laboratory, machinery and equipment	$24,315	$22,901
Computer equipment	3,117	2,783
Furniture and fixtures	0	981
Leasehold improvements	0	570

Property and equipment, gross	27,432	27,235
Less: Accumulated depreciation and amortization	(23,787)	(24,101)

Property and equipment, net	$3,645	$3,134

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years

Leasehold improvements are depreciated using the shorter of the estimated useful life or remaining lease term.

Accrued expenses

Accrued expenses consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Employee compensation	$1,847	$3,311
Professional and outside services costs	977	1,753
Accrued interest on convertible notes	643	1,148
Royalties	1,478	1,219
Other	442	787

	$5,387	$8,218

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

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Total
Balance at January 1, 2011	$938	$679	$1,617
Charged against accrual	(96)	(411)	(507)
Adjustments and revisions	(193)	(38)	(231)

Balance at March 31, 2011	649	230	879
Charged against accrual	(171)	(130)	(301)
Adjustments and revisions	22	(4)	18

Balance at June 30, 2011	$500	$96	$596

Restructuring reserve liability attributed to discontinued operations:
Current portion			$462
Long-term portion			134

			$596

The Company terminated operations in Cambridge, Massachusetts on March 31, 2011, and subleased its office space to a third party. In connection with these activities, a restructuring plan was initiated which primarily includes one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs for two executives as specified in their employment agreements. The restructuring plan also includes charges associated with the estimated loss on sublease for the Cambridge facility as well as one-time relocation costs for the employees whose employment positions were moved to the Company’s San Diego location. The Company incurred total restructuring expense of $0.1 and $2.9 million for the three and six months ended June 30, 2011 and had restructuring accruals of $1.1 million as of June 30, 2011, as detailed below, for which payments are expected to be substantially completed in early 2012.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$0	$0	$0	$0
Accrued and expensed	145	2,173	520	2,838
Charged against accrual	175	(664)	(520)	(1,009)
Adjustments and revisions	0	0	0	0

Balance at March 31, 2011	320	1,509	0	1,829
Charged against accrual	(84)	(634)	0	(718)
Adjustments and revisions	38	(8)	0	30

Balance at June 30, 2011	$274	$867	$0	$1,141

Restructuring reserve liability classification:
Current portion				$1,047
Long-term portion				94

				$1,141

6. Significant Collaborative Research and Development Agreements

Novus International, Inc.

On June 23, 2011, the Company entered into a collaboration agreement with Novus to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late stage product pipeline in the animal health and nutrition product line (collectively referred to as “animal feed enzymes”). Novus’s business focuses on the research, development, manufacture, and sale of animal health and nutrition products for poultry, pork, beef, dairy, aquaculture, and companion animal industries on a worldwide basis. As of the effective date of the agreement and through a defined period, the development exclusivity term, both parties agreed to exclusivity to the type of enzymes specific to the agreement.

Upon signing, the Company granted to Novus a license to use, offer for sale, sell, import and export the animal feed enzymes to the extent necessary to make, have made, use, offer for sale, sell, import and export any product that contains, incorporates or comprises any form of such animal feed enzyme in the animal health and nutrition field. The animal feed enzymes are to be selected by a management team consisting of four individuals, two from each company, from a list of candidate enzymes. Once the candidate enzymes are selected, the license with respect to the animal feed enzyme will automatically become effective and deemed to be delivered by the Company to Novus.

The Company received $2.5 million from Novus as an upfront non-refundable license fee. Additionally, in accordance with the agreement, the Company is entitled to an additional $2.5 million following certain regulatory or commercial events. Further, all development costs going forward will be shared equally between both partners. All future profits and losses will also be shared equally upon commercialization.

The agreement with Novus will continue in effect for so long as the Company and Novus are developing and commercializing animal feed enzymes or products in the animal health and nutrition field, unless earlier terminated under certain circumstances as provided below. Either party may terminate the agreement prior to expiration upon the material breach of the agreement by the other party, or upon the bankruptcy or insolvency of the other party. In addition, either party may terminate the agreement prior to expiration in the event the other party or any of its affiliates commences a patent challenge with respect to any patent of the non-challenging party specified by the agreement. Also, following the certain dates specified in the agreement, Novus may terminate the entire agreement for any reason or the management team, comprised of two representatives from both parties, may terminate certain aspects of the agreement for specified reasons.

The agreement was deemed to be a collaborative arrangement with multiple deliverables as defined under authoritative accounting guidance. Several contingent and non-contingent deliverables were identified within the agreement. Contingent deliverables will be evaluated separately as the related contingency is resolved. The Company identified the licenses required to produce the final end products and the reimbursement of development costs as separate non-contingent deliverables within the agreement. The license deliverables are estimated to be delivered in the next twelve months. The development and regulatory activities are currently estimated to be ongoing through 2013. All non-contingent deliverables were determined to have standalone value and qualify as separate units of accounting, allowing independent revenue recognition of each deliverable. Revenue associated with each deliverable will be recognized when the item is delivered.

The animal feed enzyme licenses’ relative selling price was determined based on the Company’s analysis of the estimated future discounted cash flows. The reimbursement of development costs best estimate selling price was calculated based on a market rate established by evaluating historical collaboration agreements and calculations based on the actual expenses of the employees to be working on the collaboration. No revenue has been recorded for this collaboration and $2.5 million is included in deferred revenue related to the upfront non-refundable license fee received as of June 30, 2011.

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

In November 2007, the Company entered into an agreement with Bunge to promote the commercialization of its Purifine® PLC enzyme, which is currently marketed, and the product development and commercialization of next-generation enzyme products for oilseed processing. Pursuant to the agreement, Bunge supplies process scale-up expertise for the development of the Purifine® PLC degumming process at plant scale. Bunge and the Company currently share profits and losses on sales of Purifine® PLC. In addition, Bunge contributes to the funding of research and development projects to develop next-generation enzyme products for oilseed processing. During the fourth quarter of 2009, the Bunge collaboration entered the regulatory phase for its next-generation oil processing enzyme.

Collaborative revenue recognized under the Bunge agreements was $0.3 million and $0.5 million for the three and six months ended June 30, 2011 and $0.3 million and $0.9 million for the three and six months ended June 30, 2010. Deferred revenue attributed to Bunge totaled $0.2 million as of June 30, 2011.

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

Revenue recognized under the Cargill collaboration was $0.1 million for the three and six months ended June 30, 2011 and $5,000 and $10,000 for the three and six months ended June 30, 2010. Deferred revenue attributed to Cargill totaled $0.7 million as of June 30, 2011.

7. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco, represented 39% and 47% of total revenue for the three and six months ended June 30, 2011, and 65% of total revenue from continuing operations for the three and six months ended June 30, 2010. Accounts receivable from this one customer comprised approximately 55% of accounts receivable at June 30, 2011 and 64% at December 31, 2010.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
North America	$6,546	$2,831	$10,740	$6,633
Europe	5,843	9,426	12,612	15,610
South America	2,566	1,267	4,682	3,345
Asia	179	156	496	316

	$15,134	$13,680	$28,530	$25,904

The Company manufactures and sells enzymes primarily within three main product lines. The animal health and nutrition product line primarily includes the Company’s Phyzyme® XP phytase enzyme and from time to time toll manufacturing of other products in this market, the grain processing product line includes the Company’s Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ and DELTAZYM® GA L-E5 enzymes, and the oilseed processing product line includes the Company’s Purifine® PLC enzyme. The Company also generates nominal product revenue from enzymes outside its core product lines, for use in other specialty industrial processes.

The following table sets forth product revenues by individual product line (in thousands):

	Three Months Ended June 30,
	2011	% of Product Revenue	2010	% of Product Revenue
Product revenues:
Animal health and nutrition	$8,035	56%	$8,887	67%
Grain processing	4,535	31%	3,152	24%
All other products	1,908	13%	1,251	9%

Total product revenue	$14,478	100%	$13,290	100%

	Six Months Ended June 30,
	2011	% of Product Revenue	2010	% of Product Revenue
Product revenues:
Animal health and nutrition	$16,110	59%	$16,841	68%
Grain processing	8,429	31%	6,239	25%
All other products	2,971	10%	1,772	7%

Total product revenue	$27,510	100%	$24,852	100%

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A., or Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s Condensed Consolidated Balance Sheet totaled approximately $1.1 million at June 30, 2011 and December 31, 2010.

8. Share-based Compensation

The Company recognized share-based compensation expense for continuing operations of $0.1 million and $0.9 million and $0.2 million and $0.6 million during the three and six months ended June 30, 2011 and 2010. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$0	$3	$0	$3
Selling, general and administrative	49	238	287	557
Restructuring charges	72	0	583	0

	$121	$241	$870	$560

As described in Note 5, in conjunction with the closure of the Cambridge office, two executives separated from the Company. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these executives as of their separation dates. This additional stock option expense attributable to the acceleration was classified as restructuring expense on the Company’s condensed consolidated financial statements during the six months ended June 30, 2011.

As of June 30, 2011, there was $0.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. All outstanding unvested options for employees that were assumed by BP as part of the sale of the LC business were cancelled. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 0.6 years as follows (in thousands):

Fiscal Year 2011 (July 1, 2011 to December 31, 2011)	$338
Fiscal Year 2012	611

$949

9. Commitment and Contingencies

At June 30, 2011, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	San Diego Gross Rental Payments	Cambridge Net Rental Payments
July 2011- June 2012	$96	$547
July 2012- June 2013	1,154	304
July 2013- June 2014	1,585	62
July 2014- June 2015	2,449	0
July 2015- June 2016	2,523	0
Thereafter	18,360	0

Total minimum lease payments	$26,167	$913

San Diego Lease

On June 24, 2011, the Company signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes a build out of space with a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 a month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month. In addition to the tenant allowance, additional tenant improvement and equipment allowances are also allowed, which, if exercised, must be paid back in monthly payments at a 9% interest rate. The lease provides the Company with two consecutive options to extend the term of the lease for 5 years each, which may be exercised with 12 months prior written notice. In the event the Company chooses to extend the term of the lease, the minimum monthly rent payable for the additional term will be determined according to the then-prevailing market rate.

In addition to the lease agreement, Verenium concurrently signed a license agreement for the use of 8,000 square feet of temporary space free of rent located adjacent to the permanent building being built. The license commenced on July 1, 2011 and is to expire on the earliest of (i) 45 days after the commencement date of the lease, or (ii) the termination of the agreement for cause. The temporary space was licensed on an “as is” basis with no requirement for landlord improvements.

Cambridge Lease

The Company leases approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company closed its office in Cambridge to focus all of its operations in San Diego to better align the Company with the evolving needs of the business and the market. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.3 million from July 2011 through June 2012, $0.6 million from July 2012 through June 2013, $0.4 million from July 2013 through the end of the lease term.

Letter of Credit

Pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, the Company is required to maintain a letter of credit of $3.2 million on behalf of its landlord in lieu of a cash deposit. The deposit is to be held as a security for the performance of the Company’s obligations under the lease and is not an advance rental deposit. The deposit will not be increased at any time but can be reduced based on certain financial and market capitalization requirements.

In connection with this requirement, as of June 30, 2011 , the Company had an unsecured letter of credit in place pursuant to this agreement for approximately $3.2 million. The line of credit expires on December 31, 2012, and will be automatically extended annually without amendment through December 31, 2022.

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

•

our ability to repay outstanding debt upon maturity of $1.1 million face amount of our 9% Convertible Senior Secured Notes due April 2027, or 2009 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2009 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022 and maturity of $34.9 million face amount of our 5.50% Convertible Senior Notes due 2027, or 2007 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2007 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022;

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

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over nearly 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, oilseed processing, and emerging enzyme markets. We have current collaborations and agreements with key partners such as Bunge Oils, Novus International Inc, or Novus, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, or Danisco, and WeissBioTech (formerly Add Food Services GmbH), each of which complement our internal technology, product development efforts, and distribution efforts.

As of June 30, 2011, we owned 159 issued patents relating to our technologies and had 239 patents pending. Also, as of June 30, 2011, we either jointly owned or in-licensed from BP 121 patents and 130 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

Excluding our non-cash gains related to our debt repurchases in the first quarter of 2011, we have incurred net losses from our continuing operations since our inception. As of June 30, 2011, we had an accumulated deficit of approximately $603.6 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. We expect to incur losses in the near term as a result of any combination of one or more of the following:

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

As more fully described in the Liquidity and Capital Resources section beginning on page 29 and Note 1 of our Notes to Condensed Consolidated Financial Statements beginning on page 6 of this report, in connection with the sale of our LC business in September 2010, we obtained net cash proceeds of approximately $96.0 million. To date, the Company has used net proceeds of approximately $58.0 million from the transaction for debt retirement (including our July 2011 repurchase). We intend to use the remaining net proceeds for continued investment in product development and manufacturing improvement efforts for our industrial enzyme business, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the 2007 and 2009 Notes have the right to require us to purchase the 2007 and 2009 Notes for cash (including any accrued and unpaid interest) on each of April 1, 2012, April 1, 2017 and April 1, 2022. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements after this date without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

Novus Internation Inc. (“Novus”) Collaboration

As more fully described in Note 6 of our Notes to Condensed Consolidated Financial Statements, on June 23, 2011, we entered into a collaboration agreement with Novus to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late-stage product pipeline in the animal health and nutrition product line. Upon signing, we received a $2.5 million up-front non-refundable license fee, and are entitled to an additional $2.5 million following certain regulatory or commercial events. Further, all development costs going forward will be shared equally between both partners, as well as all future profits and losses upon commercialization.

Lease Agreement

On June 24, 2011, we signed a lease agreement for approximately 59,199 square feet of office and laboratory space in San Diego, California. The target commencement date of the lease is on June 14, 2012, and the initial term will expire approximately 126 months after the commencement date. The rent payable by us will be approximately $0.2 million per month, which includes both base rent and tenant improvement allowance, during the initial term, with 3% annual increases. The landlord will also make available to us additional allowances for tenant improvements and equipment, which will be payable monthly over the lease term and accrue interest at a rate of 9% per year should we elect to use the allowances.

Debt Repurchase

On July 27, 2011, we repurchased approximately $8.2 million of principal amount of the 2007 and 2009 Notes at a value of approximately 94% of the face value. To effect this repurchase, we paid a total of $7.9 million in cash to a single institutional investor, including accrued interest, as of the closing date, leaving an aggregate of $36 million in principal amount of 2007 and 2009 Notes outstanding. As part of the transaction, the note holders released us from any and all commitments and indebtedness related to the 2007 and 2009 Notes repurchased.

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the three and six month periods ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
Animal health and nutrition	$8,035	$8,887	(10%)	$16,110	$16,841	(4)%
Grain processing	4,535	3,152	44%	8,429	6,239	35%
All other products	1,908	1,251	53%	2,971	1,772	68%

Total product	14,478	13,290	9%	27,510	24,852	11%
Collaborative	656	390	68%	1,020	1,052	(3)%

Total revenues	$15,134	$13,680	11%	$28,530	$25,904	10%

Revenues increased 11%, or $1.5 million, to $15.1 million for the three months ended June 30, 2011 and 10%, or $2.6 million, to $28.5 million for the six months ended June 30, 2011 compared to $13.7 and $25.9 million for the three and six months ended June 30, 2010. Product revenues increased 9%, or $1.2 million, for the three months ended June 30, 2011 and 11%, or $2.7 million for the six months ended June 30, 2011 as compared to the same periods in 2010. This increase was primarily due to revenues from our grain processing product line as a result of our growing market share in the fuel ethanol markets. In addition, our Purifine® PLC enzyme for the soybean oil processing market achieved significant revenue growth over the three and six months ended June 30, 2010, resulting primarily from Purifine® PLC deployments by Molinos and Terminal 6 in Argentina.

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, decreased 10%, or $0.9 million, and 4%, or $0.7, million for the three and six months ended June 30, 2011 as compared to the same periods in 2010. Phyzyme® XP represented approximately 40% and 49% of total product revenues for the three and six months ended June 30, 2011 and 67% and 68% for the comparable periods in 2010. Although we expect that Phyzyme® XP phytase will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease in future periods. This is largely due to two factors.

•	A decrease in royalty from Danisco due to challenging market conditions; and

•

A shift in manufacturing of Phzyme to Genencor, a subsidiary of Danisco, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We also have contracted with Genencor to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties on operating profit, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty on operating profit received from Danisco. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

We expect over time a greater proportion of our Phyzyme® XP phytase manufacturing will transition to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for our other enzyme products, which we expect will generate higher gross margins than Phyzyme® XP phytase over time.

Collaborative revenue increased 68%, or $0.3 million, to $0.7 million and decreased 3%, or $30,000, for the three and six months ended June 30, 2011 as compared to the same periods in 2010. On June 23, 2011, we entered into a collaboration agreement with Novus to develop, manufacture and commercialize a suite of new enzyme products from the our late-stage product pipeline in the animal health and nutrition product line. We expect to have increased collaboration revenue during the second half of 2011 attributed to this new collaboration. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, as well as regulatory approval timelines for new products.

Product Gross Profit & Margin

Product gross profit and margin for the periods ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Product revenue	$14,478	$13,290	9%	$27,510	$24,852	11%
Cost of product revenue	9,392	8,830	6%	17,476	15,346	14%

Product gross profit	5,086	4,460	14%	10,034	9,506	6%
Product gross margin	35%	34%		36%	38%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased 6%, or $0.6 million, to $9.4 million for the three months ended June 30, 2011, and 14%, or $2.1 million, to $17.5 million for the six months ended June 30, 2011, as compared to the same periods in 2010. The increases in cost of product revenue from the comparable period in 2010 is primarily due to higher rental expense for incremental fermentation capacity to support the expansion of product mix combined with variable costs associated with higher product revenues.

Our cost of product revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to better accommodate our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. We further expanded our fermentation capacity during the third quarter of 2010, which increased fixed manufacturing costs by an additional $0.7 million per quarter, including the three and six months ended June 30, 2011. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products like Purifine® PLC, as we optimize the manufacturing process for each particular product.

Product gross profit totaled $5.1 million for the three months ended June 30, 2011, and $10.0 million for the six months ended June 30, 2011 compared to $4.5 million for the three months ended June 30, 2010 and $9.5 million for the six months ended June 30, 2010. Gross margin increased to 35% and decreased to 36% of product revenue for the three and six months ended June 30, 2011, compared to 34% and 38% for the three and six months ended June 30, 2010. Gross margin decreased for the six months ended June 30, 2011 primarily due to a decrease in our royalty from Danisco resulting from decreased external sales reported by Danisco, offset by an overall growth and improvement from our non-Phyzyme® XP phytase products.

In addition, because Phyzyme® XP phytase represents a significant percentage of our product revenue, our product gross profit is impacted to a great degree by the gross margin achieved on sales of Phyzyme® XP phytase. Under our manufacturing and sales agreement with Danisco, we sell our Phyzyme® XP phytase inventory to Danisco at our cost and, under a license agreement, receive a royalty equal to 50% of Danisco’s profit from the sale of the product, as defined, when the product is sold to Danisco’s customer. As a result, our total cost of product revenue for Phyzyme® XP phytase is incurred as we ship product to Danisco, and the royalty calculated as a share of profits, as defined by our agreement, is recognized in the period in which the product is sold to Danisco’s customer as reported to us by Danisco. We may record our quarterly royalty based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross profit from quarter-to-quarter.

In addition, our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months advance notice, to assume manufacturing rights for Phyzyme® XP phytase. If Danisco decides to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless we may still experience significant excess capacity at Fermic as a result. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme® XP phytase manufacturing rights, this may have a negative impact on our revenues and our product gross profit.

Operating Expenses (excluding cost of product revenue)

Operating expenses (excluding cost of product revenue) for the three months ended June 30, 2011 decreased 9%, or $0.7 million, to $7.0 million (including share-based compensation of $0.1 million and restructuring expense of $0.1 million) compared to $7.7 million (including share-based compensation of $0.2 million) for the three months ended June 30, 2010. Operating expenses for the six months ended June 30, 2011 increased $0.7 million or 5%, to $17.0 million (including share-based compensation of $0.3 million and restructuring expense of $2.9 million) compared to $16.3 million (including share-based compensation of $0.6 million) for the six months ended June 30, 2010. Excluding the impact of share-based compensation and restructuring expense, total operating expenses decreased $0.6 million and $1.9 million for the three and six months ended June 30, 2011 as compared to the same period in 2010 primarily due to initiatives to decrease general and administrative expenses, reimbursement of legal fees of $1.1 million in March 2011 for expenses incurred during 2010 for defense of the Company’s noteholder lawsuit, which was settled on March 23, 2011, and partially offset by an increase in research and development costs for continued investment in pipeline products.

Research and Development

Our research and development expenses for the periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Research and development	$2,288	$1,249	83%	$4,920	$2,676	84%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

Our research and development expenses increased 83%, or $1.0 million to $2.3 million and 84%, or $2.2 million to $4.9 million for the three and six months ended June 30, 2011, primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Historically, due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development through our recently sold LC business, we have not spent significant resources on early stage product development for the past three years. Beginning in the fourth quarter 2010, we began making additional investment for the development and commercialization of candidates in our enzyme product pipeline. We expect these expenses to further increase in 2011 as we further advance enzyme product candidates through the development pipeline.

For the three and six months ended June 30, 2011, we estimate that approximately 90% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 10% of such costs were incurred on research activities funded in whole or in part by our partners for both three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, we estimate that approximately 32% and 28% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 68% and 72% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs and accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Selling, general and administrative	$4,666	$6,495	(28%)	$9,166	$13,582	(33%)

Selling, general and administrative expenses decreased 28%, or $1.8 million, to $4.7 million (including share-based compensation of $0.1 million) for the three months ended June 30, 2011 and decreased $4.4 million, or 33%, to $9.2 million (including share-based compensation of $0.3 million) for the six months ended June 30, 2011 compared to $6.5 million (including share-based compensation of $0.2 million) for the three months ended June 30, 2010 and $13.6 million (including share-based compensation of $0.6 million) for the six months ended June 30, 2011. Excluding the impact of share-based compensation, selling, general and administrative decreased $1.6 million and $4.1 million for the three and six months ended June 30, 2011 as compared to the same period in 2010. The decrease for the three months end June 30, 2011 compared to the three months ended June 30, 2010 is attributed to expense minimization efforts. The decrease for the six months ended periods is attributed to better alignment of the Company facility and personnel expense with the evolving needs of the business, decreased litigation expenses and reimbursement of $1.1 million of legal fees expensed during 2010 related to the noteholder lawsuit, as well as expense minimization efforts to decrease general and administrative spending.

Restructuring Expenses

Effective March 31, 2011, we closed our office in Cambridge to better align us with the evolving needs of the business and the market. As the cease-use date was established on this date, a liability of $0.3 million was established for the facility as of March 31, 2011. Further, personnel costs of $1.3 million were incurred in conjunction with the closure of the office, as well as $0.4 million in relocation costs of employees who remained with the Company and are moving to the San Diego facility as a result of the closure. In addition to these costs, $0.6 million in stock compensation costs were recognized as part of restructuring costs, which were incurred for option accelerations for two executives who left the Company, as provided in their respective employment agreements.

Share-Based Compensation Charges

We recognized $0.1 million and $0.2 million in share-based compensation expense for our share-based awards in continuing operations during the three months ended June 30, 2011 and 2010 and $0.9 million and $0.6 million during the six months ended June 30, 2011 and 2010. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$0	$3	$0	$3
Selling, general and administrative	49	238	287	557
Restructuring charges	72	0	583	0

	$121	$241	$870	$560

Share-based compensation decreased 50%, or $0.1 million and increased, 55%, or $0.3 million, for the three and six months ended June 30, 2011 as compared to the same period in 2010, primarily related to a decrease in the amount of option grants. Further, during the first quarter 2011, restructuring expense was incurred due to the separation of two executives in conjunction with the closure of the Cambridge office. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on the Company’s condensed consolidated financial statements.

Interest expense

Interest expense was $0.7 million and $1.8 million for the three and six months ended June 30, 2011 compared to $2.1 million and $4.2 million for the three and six months ended June 30, 2010. This decrease in interest expense from 2010 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases. Total interest expense for the three and six months ended June 30, 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
5.5% coupon interest, payable in cash	$551	$949	$1,337	$1,898
Non-cash amortization of debt issuance costs	84	149	211	297

2007 Notes Total	635	1,098	1,548	2,195

8% coupon interest, paid in cash	0	260	0	518
Non-cash accretion of debt discount	0	423	0	817
Non-cash amortization of debt issuance costs	0	16	0	35

2008 Notes Total	0	699	0	1,370

9% coupon interest, payable in cash or common stock	92	308	365	617
Non-cash amortization of debt premium	(32)	(104)	(123)	(206)

2009 Notes Total	60	204	242	411

Other	7	138	6	222
Total interest expense	$702	$2,139	$1,796	$4,198

Gain on Debt Extinguishment upon repurchase of convertible notes

On March 14 and 16, 2011, we repurchased a total of $9.6 million in principal amount of our 2009 Notes, as well as $20.9 million in principal amount of our 2007 Notes. In total, we repurchased $30.6 million in principal amount of our 2009 and 2007 Notes, leaving an aggregate of $4.1 million and $40.1 million, respectively, in principal amount outstanding as of June 30, 2011. A gain on debt extinguishment of $11.3 million was recognized representing the difference between the carrying value of the notes repurchased of $41 million and the repurchase price of $29.7 million calculated as follows (in thousands):

	2009 Notes	2007 Notes	Total
Principal	$9,626	$20,932	$30,558
Debt premium, net	6,536	0	6,536
Compound embedded derivative	4,092	0	4,092
Issuance costs	0	(188)	(188)

Carrying value	20,254	20,744	40,998

Repurchase price	9,819	19,895	29,714

Gain on debt extinguishment	$10,435	$849	$11,284

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants issued in connection with the issuance of the 2008 Notes, the convertible hedge transaction in connection with our 2008 Notes and 2009 Notes’ compound embedded derivative are recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net gain of $0.5 million and a net loss of $0.8 million for the three months ended June 30, 2011 and 2010 and net loss of $1.3 million and $0.7 million for the six months ended June 30, 2011 and 2010 related to the change in fair value of our recorded derivative asset and liabilities.

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

During the three and six months ended June 30, 2011, we recorded no gain or loss on debt extinguishment as a result of conversions. During the six months ended June 30, 2010, we recorded a gain on debt extinguishment of $0.6 million. The gain is calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the six months ended June 30, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the six months ended June 30, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the converted 2008 Notes and “make-whole” payments.

Net Income (Loss) from Discontinued Operations

As previously noted, on September 2, 2010, we completed the sale of the LC business to BP for net proceeds to the Company of $96.0 million (including $5 million of the purchase price placed in escrow). As such, the current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations. Revenue and expenses allocated to discontinued operations for the three and six months ended June 30, 2010 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. Net income from discontinued operations for the six months ended June 30, 2011 was attributed primarily to net present value adjustments of future rent obligations related to a portion of the Cambridge office space attributed to the LC business.

Loss Attributed to Noncontrolling Interest in Consolidated Entities –Discontinued Operations

For the three and six months ended June 30, 2010 we were considered the primary beneficiary of Galaxy and consolidated its financial results. As a result, BP’s share of losses in Galaxy are reflected in our Condensed Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations on the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of June 30, 2011, we had an accumulated deficit of approximately $603.6 million.

We have undertaken restructuring activities in connection with the closure of our Cambridge, Massachusetts office which primarily include one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs due to executive employment agreements, charges associated with the closure of the leased office space and one-time relocation costs for the employees whose employment positions have been moved to our San Diego location. As a result of the plan, we expect to achieve operating efficiencies in future periods related to salary and overhead costs related to general and administrative costs. As of June 30, 2011, we have incurred total restructuring expense of $2.9 million and have restructuring accruals of $1.1 million, for which payments are expected to be substantially completed in early 2012.

Capital Requirements

As of June 30, 2011, we had available cash and cash equivalents of approximately $44.6 million, and restricted cash of $5.0 million. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. Since March 2007, we have raised approximately $158.8 million in net cash proceeds from convertible debt issuances to fund our operations. In October 2009 we raised approximately $12.2 million in net cash proceeds from an underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock, and in September 2010 we raised approximately $96.0 million net of transaction costs through the sale of our LC business. To date we have used net proceeds of approximately $58.0 million from this transaction for debt retirement (including our July 2011 repurchase). We intend to use the remaining proceeds for continued investment in product development and manufacturing improvement efforts, build-out of our new research and development and corporate headquarters in San Diego, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement.

As more fully described in Note 3 of our Notes to Condensed Consolidated Financial Statements, the holders of our 2007 and 2009 Notes aggregating each of $44.2 million have the right to require us to purchase the 2007 and 2009 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to the redemption date. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to retire the 2007 and 2009 Notes. If we are unable to re-finance our 2007 and 2009 Notes or raise additional capital, we will need to defer, restructure or significantly curtail our operations, issue equity in exchange for our 2007 and 2009 Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations.

Subsequent to June 30, 2011, we completed an additional debt repurchase of approximately $8.2 million in principal amount of our outstanding convertible debt for a total cash payment including interest of $7.9 million, leaving an aggregate of $36 million in principal amount of 2007 and 2009 Notes outstanding.

Balance Sheet

Our consolidated assets have decreased by $40.3 million to $71.5 million at June 30, 2011 from $111.8 million at December 31, 2010. This decrease is primarily attributed to a decrease in cash of $43.3 million attributable primarily to the repurchase of certain of our 2007 and 2009 Notes principal and accrued interest of $30.6 million, payments against 2010 liabilities (including employee cash bonuses) and general operating burn.

Our consolidated liabilities have decreased by $43.5 million to $65.1 million at June 30, 2011 from $108.6 million at December 31, 2010. This decrease is primarily attributable to the debt repurchase of $30.6 million in principal, including accrued interest, of our 2007 and 2009 Notes with a carrying value of $41.0 million. The remainder of the decrease is attributed to a reduction in accounts payable and accrued expenses of $6.1 million primarily related to timing of cash payments, partially offset by i) an increase in deferred revenue of $2.6 million due to cash received in advance of revenue recognition most notably the upfront payment related to the Novus collaboration, and ii) the establishment of the restructuring accrual associated with the closing of the Cambridge, Massachusetts office space of $1.1 million.

Cash Flows Related to Operating, Investing and Financing Activities

For the six months ended June 30, 2011 we used $10.9 million to fund our operations compared to $5.8 million for the six months ended June 30, 2010. Although we had net income of $2.3 million for the six months ended June 30, 2011, $11.3 million of such amount was related to non-cash gain on debt extinguishment upon repurchase of convertible notes. The remaining change in operating cash flows for the six months ended June 30, 2011 primarily reflects an increase in accounts receivable and decrease in accounts payable and accrued liabilities due to timing of cash receipts and payments, partially offset by an increase in deferred revenue primarily related to an upfront cash payment received from Novus in June 2011.

Our investing activities for continuing operations used net cash of $1.7 million for the six months ended June 30, 2011 consisting of purchases of property and equipment.

Our financing activities for continuing operations used cash of $29.7 million for the six months ended June 30, 2011 due to our debt repurchases.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011, including the principal and interest payments for our 2009 and 2007 Notes, assuming such obligations are not redeemed pursuant to noteholder rights prior to maturity in April 2027 (in thousands):

			Payments due by Period
	Total		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating lease – San Diego(1)	$26,167		$96	$2,739	$4,972	$18,360
Operating lease – Cambridge, net (2)	913		547	366	0	0
Manufacturing costs to Fermic (3)	46,261		17,784	28,477	0	0
License and research agreements	500		70	140	140	150
Convertible Debt:
2007 Notes (principal of $40.1 million and interest of $35.3 million through April 2027 maturity) (4) (5)	75,390	(4)	2,206	4,411	4,411	64,362
2009 Notes (principal of $4.1 million and interest of $5.9 million through April 2027 maturity) (4) (5)	9,958	(4)	367	735	735	8,121

Total Contractual Obligations	$159,189		$21,070	$36,868	$10,258	$90,993

(1)	On June 24, 2011, the Company signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement is for the build out of the space with a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month.

(2)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective on March 31, 2011. We completed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.3 million from July 2011 through June 2012, $0.6 million from July 2012 through June 2013, and $0.4 million from July 2013 through the end of the lease term.

(3)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice. This commitment represents thirty months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.

(4)	The holders of the 2007 and 2009 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022.

(5)	If the holders of the 2007 and 2009 Notes exercise their right to require us to purchase the Notes for cash (including any accrued and unpaid interest) on April 1, 2012, the total obligation would be $42.3 million, which would include $2.2 million of interest, for the 2007 Notes and $4.5 million, which would include $0.4 million of interest, for the 2009 Notes as of June 30, 2011.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of June 30, 2011, under this agreement our minimum commitments to Fermic are approximately $46.3 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through June 30, 2011, we have incurred costs of approximately $22.3 million for property and equipment related to this agreement, of which $0.5 million we funded in 2011. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. For much of 2010, we limited our marketing activities in line with our manufacturing capabilities. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $1 million of additional capital investments at Fermic during the second half of 2011. These investments should improve both our yield of enzymes and the profitability of our enzymes over time.

In 2008, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If Danisco were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless we may still experience significant excess capacity at Fermic as a result. If Danisco assumed the right to manufacture Phyzyme® XP phytase and we were unable to absorb or otherwise reduce the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of June 30, 2011.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of the following:

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

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include revenue from our royalty on operating profit in product revenues on the statement of operations. We recognize royalty calculated as a share of profits, as defined by our agreement, during the quarter in which such revenues are earned based on calculations provided by our partner. To date, we have generated a substantial portion of our product revenues, including royalty, through our agreements with Danisco. We may record our quarterly royalty based on estimates from Danisco, and the final calculation of the royalty is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter.

We have contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of Phyzyme® XP phytase. Under current accounting guidance, product manufactured for us by Genencor is recognized on a net basis equal to the royalty received from Danisco, as all the following indicators of net revenue reporting are met: (i) the third party is the obligor; (ii) the amount earned is fixed; and (iii) the third party maintains inventory risk, as compared to the full value of the manufacturing costs plus royalty we currently recognize for Phyzyme® XP phytase we manufacture.

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

Effective January 1, 2011, in conjunction with the adoption of a new accounting pronouncement, for multiple deliverable agreements, including contract manufacturing agreements and license agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

Effective January 1, 2011, in conjunction with the adoption of a new accounting pronouncement, at the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance.

Recently Issued Accounting Standards

Information with respect to recent accounting standards is included in Note 1 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk.

Interest Rate Exposure

As of June 30, 2011, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based on such evaluation, such officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Applicable to Our Business Generally

*We will need to raise additional capital or refinance our debt in 2011. If we are unable to do so, we may have to curtail or cease operations.

We will need to refinance our 2007 and 2009 Notes collectively, the Notes, or raise more money to pay down our Notes and to continue to fund our business. Our capital requirements in 2011 and beyond will depend on several factors, including:

•	The election of any or all of our Noteholders to require us to repurchase the Notes, pursuant to the exercise of their respective put options in April 2012, 2017, and 2022;

•	Our ability to retire/refinance existing indebtedness;

•	The level of research and development investment required to maintain our technology leadership position;

•	The capital required to build out our new facility in San Diego;

•	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products, including our existing products;

•	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel; and

•	Our possible acquisition or licensing of complementary technologies or acquisition of complementary businesses.

We may seek additional funds through a combination of existing and additional corporate partnerships and collaborations, federal, state and local grant funding, product sales, selling or financing assets, and the sale of equity or debt securities. Such funds may not be available to us or may be available on terms not satisfactory to us. Our inability to raise adequate funds to retire the Notes, if necessary, and to support the growth of our product and product candidate portfolio will materially adversely affect our business.

If we are unable to raise more money or refinance our Notes, we will have to implement one or more of the following remedies:

•	issue equity in exchange for all or a portion of our Notes at substantial dilution to current stockholders;

•	reduce our capital expenditures;

•	further scale back our development of new enzyme products;

•	significantly reduce our workforce;

•	sell some or all of our assets;

•	seek to license to others products or technologies that we otherwise would seek to commercialize ourselves; and/or

•	curtail or cease operations.

*We may not have adequate funds to pay interest on our 2007 Notes and 2009 Notes, or to purchase the 2007 Notes and 2009 Notes on required purchase dates or upon a fundamental change in our business.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. In September 2009, pursuant to privately negotiated exchange agreements with us, certain holders of the 2007 Notes exchanged approximately $30.5 million in aggregate principal amount of 2007 Notes for approximately $13.7 million in aggregate principal amount of our 2009 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2009 Notes may require us to purchase, for cash, all or a portion of their 2009 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. As of June 30, 2011, approximately $40.1 million of the 2007 Notes and $4.1 million of the 2009 Notes remains outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes and in the indenture related to the 2009 Notes, occurs, holders of the 2007 Notes or 2009 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes or 2009 Notes, as applicable. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes or 2009 Notes when due in 2027, or earlier if the 2007 or 2009 noteholders exercise their put options on April 1, 2012, April 1, 2017, or April 1, 2022 or in connection with any “fundamental change.” In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” Those agreements may also make our repurchase of 2007 Notes or 2009 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or 2009 Notes or to purchase or repurchase the 2007 Notes or 2009 Notes when required, we will be in default under the indenture for the 2007 Notes or the indenture for the 2009 Notes, as applicable, which may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

*Conversion of the 2007 Notes and/or the 2009 Notes, exercise of our outstanding warrants, anti-dilution adjustments that may occur under certain of our outstanding warrants, and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2009 Notes will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes and 2009 Notes and/or the warrants related to the issuance in 2008 of our 8% Senior Convertible Notes due April 1, 2012 (all of which were repurchased by us in 2010), and the issuance of shares of common stock in payment of interest or “make-whole” payments under the 2009 Notes, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $97.92 per share to $76.80 per share, based on a reset provision contained in the 2007 Notes. The initial conversion price of the 2009 Notes is $9.60 per share and is subject to reduction based on a reset provision contained in the 2009 Notes. These resets and other reductions in the applicable conversion prices for the 2007 Notes and 2009 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

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

The face value of our total consolidated long-term debt as of June 30, 2011, which includes the 2007 Notes and the 2009 Notes was approximately $44.2 million, representing approximately 88% of our total capitalization as of such date.

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

Excluding our non-cash gains related to our debt repurchases in the first quarter of 2011, we have incurred net losses from our continuing operations since our inception. As of June 30, 2011, we had an accumulated deficit of approximately $603.6 million. We expect to continue to incur additional losses for the foreseeable future.

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

We may not achieve any or all of our goals and, thus, we cannot provide assurances that we will ever be profitable on an operating basis or maintain revenues at current levels or grow revenues. If we fail to achieve profitability and maintain or increase revenues, the market price of our common stock will likely decrease.

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

*We have experienced inventory losses and decreased manufacturing yields related to our manufacturing processes in the past for our enzyme products, and may continue to experience such losses, which could negatively impact our product gross margins.

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

We are experiencing constraints within our downstream recovery capabilities at our third-party manufacturing site, Fermic. We currently do not have adequate processing equipment deployed to accommodate expected increased demand for our products. This has created inefficiencies and bottlenecks in our enzyme manufacturing process, which has compromised our manufacturing yields and has extended manufacturing cycle times at the Fermic plant. To address these shortcomings, together with Fermic, we plan to implement several manufacturing expansion and process improvement projects, which we anticipate will require additional capital expenditures over the next 12-18 months. If such projects are delayed, or do not adequately resolve our current manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

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

If Danisco exercises its right to assume manufacturing rights of Phyzyme® XP phytase, we may experience significant excess capacity at Fermic which could adversely effect our financial condition.

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

Revenue from our collaborations has decreased both as a proportion of our total revenue and in absolute dollars in recent years. Since we do not currently possess the resources necessary to independently fund the development and commercialization of all the potential enzyme products that may result from our technologies, we expect to continue to pursue, and in the near-term derive additional revenue from, strategic alliance and collaboration agreements to develop and commercialize products and technologies that are core to our current market focus. We will have limited or no control over the resources that any strategic partner or collaborator may devote to our products and technologies. Any of our present or future strategic partners or collaborators may fail to perform their obligations as expected. These strategic partners or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our strategic partners or collaborators may not develop technologies or products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these technologies and products. If any of these events occur, or we fail to enter into or maintain strategic alliance or collaboration agreements, we may not be able to commercialize our technologies and products, grow our business, or generate sufficient revenue to support our operations.

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

Historically, we have relied upon a number of strategic partners, including those with Bunge Oils, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, or Danisco, and WeissBioTech GmbH (formerly Add Food Services GmbH), to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, Danisco has accounted for a significant percentage of our product revenue. However, Danisco is under no obligation to continue to market Phyzyme and may introduce competing or replacement products at any time. Danisco represented approximately 40% and 49% of total product revenues for the three and six months ended June 30, 2011. Under our agreement with Danisco, we receive a royalty equal to 50% of Danisco’s profit from their sales of Phyzyme XP. We record our quarterly royalty which is calculated as a share of profits as defined by our agreement based on information reported to us by Danisco. We have limited visibility into Danisco’s sales or operating profits related to Phyzyme. During the three months ended June 30, 2011, we experienced a decrease in the royalty as compared to the same period in the prior year and may continue to experience future declines that would negatively impact our product revenue and gross profit.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in an early stage of development and commercialization. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 14 of our own products, including our Purifine® PLC, Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™, and Luminase® PB-100 enzymes. In addition, five of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation Cargill Health and Food Technologies, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we will continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

*If the volatility in the United States and global equity and credit markets and the decline in the general world economy continue for an extended period of time, it may become more difficult to raise money in the public and private markets and harm our financial condition and results of operations.

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

Our building sublease in San Diego will expire within the next 13 months, and we will be required to relocate our research and development and corporate operations to our newly leased facility.

Our research and development, business development and corporate operations are conducted mainly from a single facility in San Diego, which we currently sublease from BP through August 2012. We have entered into a lease for a new facility in San Diego, but commencement of that lease is subject to the build-out of the leased premises, including new pilot fermentation / recovery and automation labs. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital, which we expect to be financed through existing cash and/or additional sources of capital. If we are unsuccessful in transitioning operations to a new facility, there are significant delays in the build-out or we are unable to obtain adequate financing to do so, our business will be adversely impacted.

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

*Our ability to compete in the commercial enzymes industry may decline if we do not adequately protect our proprietary technologies.

Our success depends in part on our ability to obtain patents and maintain adequate protection of intellectual property rights to our technologies and products in the United States and foreign countries. If unauthorized parties successfully copy or otherwise obtain and use our products or technology the value of our owned and in-licensed technology could decline. Monitoring and preventing unauthorized use of our intellectual property is difficult, time-consuming and expensive, and we cannot be certain that the steps we have taken or will take in the future will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States or at all. If competitors are able to use our technology, our ability to compete effectively could be significantly harmed. Although we seek patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products, as well as anticipated production capabilities and processes, others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, which could greatly harm our business and results of operations.

Our commercial success depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products, and business. The patent positions of companies whose businesses are based on biotechnology, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Although we have and intend to continue to apply for patent protection of our technologies, processes and products, even the resulting patents, if issued, may be challenged, invalidated, or circumvented by third parties. We cannot assure you that patent applications or patents have not been filed or issued that could block our ability to obtain patents or to operate our business as currently planned. In addition, if third parties develop technologies that are similar to or duplicate our technologies, there can be no guarantee that our existing intellectual property protections will prevent such third parties from using such similar or duplicative technologies to compete with us. There may be patents in some countries that, if valid, may block our ability to commercialize processes or products in those countries. There also may be claims in patent applications in some countries that, if granted and valid, may block our ability to commercialize our processes or products in those countries. In such any event there can be no assurance that we will be able to secure the rights under such patents to commercialize our processes and products on reasonable terms or at all. Third parties may challenge our intellectual property rights, which, if successful could prevent us from selling products or significantly increase our costs to sell our products and we may be prevented from competing in our industry.

*Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay or prevent us from achieving profitability.

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we have entered into with regard to our technology or business.

We are not currently a party to any litigation, interference, opposition, protest, reexamination, reissue or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our owned or in-licensed patents or other intellectual property rights. However, the biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies with substantially greater resources than us have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties. Third parties may also challenge the validity of any of our issued patents. Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our or our licensed intellectual property rights. In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. We cannot assure you that if we are sued on these patents we would prevail.

Should any third party have filed, or file in the future, patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding, like the one described above, could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in loss of claims. The litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

If we engage in any acquisitions, we will incur a variety of costs, may dilute existing stockholders, and may not be able to successfully integrate acquired businesses.

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of June 30, 2011, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

Domestic and international economic, political and social conditions are uncertain due to a variety of factors, including

•	global, regional and national economic downturns;

•	the availability and cost of credit;

•	volatility in stock and credit markets;

•	energy costs;

•	fluctuations in currency exchange rates;

•	the risk of global conflict;

•	the risk of terrorism and war in a given country or region; and

•	public health issues.

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

We manufacture a majority of our commercial enzyme products through a manufacturing facility in Mexico City owned by Fermic S.A., or Fermic. As a result, we are subject to the general risks of doing business outside the U.S., particularly Mexico, including, without limitation, work stoppages, transportation delays and interruptions, political instability, organized criminal activity and violence, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of health risks like the recent outbreak of swine flu. There can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

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

•	our need to continuously recruit and retain qualified personnel;

•	our ability to successfully satisfy all pertinent regulatory requirements;

•	our ability to successfully commercialize products or processes developed independently and the demand and prices for such products or processes and for our existing products; and

•	general and industry specific economic conditions, which may affect our, and our collaborative partners’, research and development expenditures.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and August 8, 2011, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on June 30, 2011 was $1.75, and the closing price of our common stock on August 8, 2011 was $1.49. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to retire the 2007 and 2009 Notes, if necessary, to fund our operations and pursue our business plan;

•	future royalties from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	developments involving our 2009 Notes and 2007 Notes;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock or other capital-raising activities;

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 8% of our outstanding common stock as of June 30, 2011. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2011, we had 12,611,894 shares of common stock outstanding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company – filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, as amended, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.1†	Collaboration Agreement, dated June 23, 2011, by and between the Company and Novus International, Inc., filed with the Securities and Exchange Commission on June 27, 2011 and incorporated herein by reference.

10.2†	Lease Agreement, dated June 24, 2011, by and between the Company and ARE-John Hopkins Court, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101††	The following financial statements and footnotes from the Verenium Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately provided to the Securities and Exchange Commission.
††	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: August 12, 2011	/S/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)