Form 10-Q
period 2011-09-30
VERENIUM CORP
filed 2011-11-14
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding as of November 8, 2011 was 12,611,436.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$35,672	$87,929
Restricted cash	5,000	0
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at September 30, 2011 and December 31, 2010	7,981	6,708
Inventories, net	5,948	5,316
Prepaid expenses and other current assets	2,715	2,694

Total current assets	57,316	102,647
Property and equipment, net	5,513	3,134
Restricted cash	0	5,000
Other long term assets	463	976

Total assets	$63,292	$111,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,566	$8,631
Accrued expenses	5,572	8,218
Deferred revenue	3,894	894
Accrued restructuring	587	0
Convertible debt, at carrying value (face value of $34.9 million at September 30, 2011; maturity date of April 2027, and early put option dates of April 1, 2012, 2017 and 2022)	34,851	0
Current liabilities of discontinued operations	458	1,157

Total current liabilities	49,928	18,900
Convertible debt, at carrying value (face value of $74.7 million at December 31, 2010; maturity date of April 2027, and early put option dates of April 1, 2012, 2017 and 2022)	0	88,011
Other long term liabilities	980	1,216
Long term liabilities of discontinued operations	65	460

Total liabilities	50,973	108,587
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock—$0.001 par value; 245,000 shares authorized at September 30, 2011 and December 31, 2010; 12,611 and 12,610 shares issued and outstanding at September 30, 2011 and December 31, 2010	12	12
Additional paid-in capital	610,139	609,133
Accumulated deficit	(597,832)	(605,975)

Total stockholders’ equity	12,319	3,170

Total liabilities and stockholders’ equity	$63,292	$111,757

Note: The condensed consolidated balance sheet data at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$14,742	$12,233	$42,252	$37,085
Collaborative and license	3,674	339	4,694	1,391

Total revenue	18,416	12,572	46,946	38,476

Operating expenses:
Cost of product revenue	8,698	7,833	26,174	23,179
Research and development	2,673	1,448	7,593	4,124
Selling, general and administrative	4,940	7,838	14,106	21,010
Restructuring charges	20	0	2,940	0

Total operating expenses	16,331	17,119	50,813	48,313

Income (loss) from operations	2,085	(4,547)	(3,867)	(9,837)
Other income and expenses:
Interest and other income	7	12	50	103
Interest expense	(625)	(2,084)	(2,421)	(6,282)
Gain on debt extinguishment upon conversion of convertible notes	0	0	0	598
Gain (loss) on debt extinguishment upon repurchase of convertible notes	4,065	(3,384)	15,349	(3,384)
Gain (loss) on net change in fair value of derivative assets and liabilities	290	(299)	(1,005)	(1,017)

Total other income (expenses), net	3,737	(5,755)	11,973	(9,982)

Net income (loss) from continuing operations before income taxes	5,822	(10,302)	8,106	(19,819)
Income tax benefit	0	7,928	0	7,928

Net income (loss) from continuing operations	5,822	(2,374)	8,106	(11,891)
Net income (loss) from discontinued operations, net of $56.5 million gain on divestiture of discontinued operations, net of income tax of $9.6 million for the three and nine months ended September 30, 2010	(24)	31,980	37	9,841

Net income (loss)	5,798	29,606	8,143	(2,050)
Less: Loss attributed to noncontrolling interests in consolidated entities – discontinued operations	0	10,108	0	25,283

Net income attributed to Verenium Corporation	$5,798	$39,714	$8,143	$23,233

Net income (loss) per share, basic and diluted:
Continuing operations	$0.46	$(0.19)	$0.64	$(0.97)

Discontinued operations	$0.00	$2.59	$0.00	$0.80

Net income per share	$0.46	$3.21	$0.65	$1.90

Shares used in calculating net income (loss) per share, basic and diluted	12,607	12,371	12,607	12,231

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$8,143	$(2,050)
Net income from discontinued operations	(37)	(9,841)

Net income (loss) from continuing operations	8,106	(11,891)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,017	1,325
Reduction for uncollectible accounts receivable	0	(111)
Share-based compensation	1,058	824
Loss (gain) on extinguishment of debt upon repurchase of convertible debt	(15,349)	3,384
(Amortization) accretion of debt net premium/discount from convertible debt	(140)	935
Gain on debt extinguishment upon conversion of convertible debt	0	(598)
Loss on net change in fair value of derivative assets and liabilities	1,005	1,017
Non-cash restructuring charges	377	0
Non-cash income tax benefit	0	(7,928)
Change in operating assets and liabilities:
Accounts receivable	(1,273)	(1,855)
Inventories	(632)	(1,873)
Other assets	278	3,147
Accounts payable and accrued liabilities	(6,017)	3,315
Deferred revenue	2,986	177

Net cash used in operating activities of continuing operations	(8,584)	(10,132)
Investing activities:
Proceeds from sale of LC business	0	95,401
Purchases of property and equipment, net	(3,916)	0
Restricted cash	0	5,400

Net cash provided by (used in) investing activities of continuing operations	(3,916)	100,801
Financing activities:
Principal payments on debt obligations	0	(18)
Proceeds from sale of common stock and warrants	0	7
Repurchases of convertible debt	(38,645)	(20,550)

Net cash used in financing activities of continuing operations	(38,645)	(20,561)
Cash provided by (used in) discontinued operations:
Net cash used in operating activities of discontinued operations	(1,112)	(31,294)
Net cash used in investing activities of discontinued operations	0	(3,328)
Net cash provided by financing activities of discontinued operations	0	28,608

Net cash used in discontinued operations	(1,112)	(6,014)

Net increase (decrease) in cash and cash equivalents	(52,257)	64,094
Cash and cash equivalents at beginning of year	87,929	24,844

Cash and cash equivalents at end of year	35,672	88,938

Supplemental disclosure of cash flow information:
Interest paid	$2,428	$2,411

Supplemental disclosure of non-cash operating and financing activities:
Conversions of convertible senior notes to common stock	$0	$2,200

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

Recent Developments

Debt Repurchase

As more fully described in Note 3, on July 27, 2011 and September 23, 2011, the Company repurchased in total $5.2 million in principal amount of its 5.5% Convertible Senior Notes, or 2007 Notes, as well as the remaining $4.1 million outstanding in principal amount of its 9.0% Convertible Senior Secured Notes, or 2009 Notes. As part of these transactions the note holders released the Company from any and all commitments and indebtedness related to the 2007 and 2009 Notes repurchased. Immediately following the repurchase and as of September 30, 2011, no additional 2009 Notes remained outstanding and the Company had $34.9 million in principal amount of 2007 Notes outstanding.

Line of Credit

As more fully described in Note 10, on October 19, 2011 the Company entered into credit facilities with Comerica Bank (“Comerica”) consisting of a $3.0 million domestic receivables and inventory revolving line (the “Comerica Line”) and a $10.0 million foreign receivables revolving line (the “Ex-Im Line”). The credit lines have a maturity date of 18 months. The Comerica Line is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $3.0 million or (ii) 80% of certain eligible domestic accounts receivable held by the Company that arise in the ordinary course of business and 50% of eligible inventory held by the Company, not to exceed $0.5 million, consisting of raw materials and finished goods for sale in the ordinary course of our business. The Ex-Im Line is pursuant to a Revolving Credit Promissory Note between the Company and Comerica, with Comerica’s exposure under the line guaranteed by the Export-Import Bank of the United States (the “Ex-Im Bank”). The Company’s available borrowings under the Ex-Im Line will be equal the lesser of (i) $10.0 million or (ii) up to 90% of certain eligible export related accounts receivable, and which are subject to adjustment for the non-U.S. portion of costs included in the sales price of the Company’s products that arise in the ordinary course of business, and may be used by the Company for the purpose of financing the cost of manufacturing, producing, purchasing or selling finished goods or services in accordance with applicable Ex-Im Bank rules and regulations. Advances under the credit lines bear interest at a daily adjusting London Interbank Offered Rate plus a margin of 6.0%.

Separately, the Company has also put in place a facility for up to $3 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego.

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

The Company had income from operations of $2.1 million and a loss on operations of $3.9 million for the three and nine months ended September 30, 2011 and had an accumulated deficit of $597.8 million as of September 30, 2011. In connection with the sale of the LC business in September 2010, the Company received net cash proceeds of approximately $96.0 million. To date the Company has used net proceeds of approximately $59.2 million from the sale of the LC business for debt retirement. The Company intends to use the remaining net proceeds for continued investment in product development and manufacturing improvement efforts, build-out of the Company’s new research and development and corporate headquarters in San Diego, and for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the 2007 Notes have the right to require the Company to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on each of April 1, 2012, April 1, 2017 and April 1, 2022. Assuming the holders of the 2007 Notes exercise their put option in 2012, based on current cash resources and 2011 operating plan, the Company’s existing working capital will not be sufficient to meet the cash requirements to fund the retirement of the 2007 Notes, and planned operating expenses, capital expenditures and working capital requirements after such exercise without additional sources of cash. If the Company is unable to re-finance the 2007 Notes or raise additional capital, it will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail operations, issue equity in exchange for the 2007 Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The results of operations and assets and liabilities associated with the sale of the LC business have been reclassified and presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Balance Sheets for current and all prior periods presented.

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

Impact of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and applies the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. The Company evaluated its collaboration agreement with Novus International, Inc. (“Novus”) entered into in June 2011 using this guidance. See Note 6 for further details.

Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (i) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s consolidated results of operations as it is consistent with its historical practice of milestone revenue recognition.

Derivative Financial Instruments

Prior to the repurchase of the 2009 Notes during the three months ended September 30, 2011, the Company’s 2009 Notes (see Note 3) and certain warrants were accounted for in accordance with applicable authoritative guidance for derivative instruments which required identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities were initially recorded at fair value and then at each reporting date, the change in fair value was recorded in the statement of operations.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$40,672	$0	$0	$40,672	$92,929	$0	$0	$92,929

Liabilities:
Derivative – warrants (2)	0	0	119	119	0	0	307	307
Derivative – 2009 Notes compound embedded derivative (3)	0	0	0	0	0	0	3,879	3,879

	$0	$0	$119	$119	$0	$0	$4,186	$4,186

(1)	Included in cash and cash equivalents and restricted cash on the accompanying Condensed Consolidated Balance Sheets.

(2)	Represents warrants issued in February 2008 and October 2009. The warrants issued in 2008 had a fair value of zero as of September 30, 2011 and December 31, 2010, using significant unobservable inputs (Level 3). The warrants issued in 2009 had a fair value of $119,000 and $307,000 calculated using the Black-Scholes Merton methodology, and were classified within other long-term liabilities at September 30, 2011 and December 31, 2010, using significant unobservable inputs (Level 3).

(3)

Represented the compound embedded derivative included in the Company’s 2009 Notes (see Note 3). The compound embedded derivative included, among other rights, the noteholders’ rights to put the 2009 Notes at par at certain future dates, as well as the right to receive “make-whole” amounts. The Company’s compound embedded derivatives were valued using a “lattice” model. The Company’s “lattice” valuation models assumed the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2009 Notes. The embedded derivatives were included as part of the 2009 Notes carrying value on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2011 to September 30, 2011 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2009 Notes Compound Embedded Derivative	Total
Balance at January 1, 2011	$307	$3,879	$4,186
Adjustment to fair value included in earnings (1)	(48)	1,861	1,813
Extinguishment of debt (2)	0	(4,094)	(4,094)

Balance at March 31, 2011	$259	$1,646	$1,905
Adjustment to fair value included in earnings (1)	(199)	(319)	(518)

Balance at June 30, 2011	$60	$1,327	$1,387
Adjustment to fair value included in earnings (1)	59	(349)	(290)
Extinguishment of debt (3)	0	(978)	(978)

Balance at September 30, 2011	$119	$0	$119

(1)	The derivatives were revalued at the repurchase date as well as at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2009 Notes compound embedded derivative was primarily affected by the Company’s credit spread, but was also affected by the Company’s stock price, stock price volatility, expected life, interest rates and the passage of time. For the three and nine months ended September 30, 2011, the net adjustment to fair value resulted in a gain of $0.3 million and a net loss of $1.0 million and is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying Condensed Consolidated Statement of Operations (see Note 3).

(2)	Represents decrease in derivative liability related to the debt repurchase of $9.6 million in principal amount of the 2009 Notes (see Note 3).

(3)	Represents decrease in derivative liability related to the debt repurchase of $4.1 million in principal amount of the 2009 Notes (see Note 3).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2011, the Company had $4.7 million in current and long-term deferred revenue, of which $3.9 million related to funding from collaborative partners and $0.8 million related to product sales.

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

The Company recognizes revenue from royalties calculated as a share of profits, from Danisco Animal Nutrition, or Danisco, which was acquired in 2011 by E. I. du Pont de Nemours and Company, or DuPont, during the quarter in which such revenue is earned. Danisco markets products based on the Phyzyme® XP phytase enzyme. Revenue from royalties calculated as a share of operating profit as defined in the agreement is recognized generally upon shipment of Phyzyme® XP phytase by Danisco to their customers, based on information provided by Danisco. Revenue from royalties is included in product revenue in the Condensed Consolidated Statement of Operations.

The Company records revenue equal to the full value of the manufacturing costs plus royalties for the Phyzyme® XP phytase product it manufactures through its contract manufacturing agreement with Fermic S.A. (“Fermic”) in Mexico City. The Company has contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer of the Company’s Phyzyme® XP phytase product. Genencor maintains all manufacturing, sales and collection risk on all inventories produced and sold from its facilities. A set royalty based on profit is paid to the Company on all sales. As such, revenue associated with product manufactured for the Company by Genencor is recognized on a net basis equal to the royalty on operating profit received from Danisco, as all the following conditions of reporting net revenue are met: (i) the third party is the obligor; (ii) the amount earned is fixed; and (iii) the third party maintains inventory risk.

Collaborative and License Revenue

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

Revenue Arrangements with Multiple Deliverables

The Company occasionally enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. For multiple deliverable agreements entered into after December 31, 2010, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using VSOE of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Computation of net income (loss) per share for three and the nine months ended September 30, 2011 and 2010 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income (loss) from continuing operations	$5,822	$(2,374)	$8,106	$(11,891)
Net income (loss) from discontinued operations	$(24)	$31,980	$37	$9,841
Net income attributed to Verenium Corporation	$5,798	$39,714	$8,143	$23,233
Denominator
Weighted average shares outstanding during the period	12,612	12,375	12,612	12,234
Less: Weighted average unvested restricted shares outstanding	(5)	(4)	(5)	(3)

Weighted average shares used in computing basic net income (loss) per share	12,607	12,371	12,607	12,231

Net income (loss) per share, basic and diluted:
Continuing operations	$0.46	$(0.19)	$0.64	$(0.97)

Discontinued operations	$0.00	$2.59	$0.00	$0.80

Net income attributed to Verenium Corporation	$0.46	$3.21	$0.65	$1.90

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net income per share because all such securities are anti-dilutive for all applicable periods presented. In accordance with the treasury stock method, the convertible debt is antidilutive because its interest per common share obtainable on conversion exceeds basic net income (loss) per share.

2. Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC business to BP. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5.0 million of the purchase price placed in escrow). Pursuant to the terms of the Asset Purchase Agreement, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential breaches of representations and warranties made by the Company in the Asset Purchase Agreement, most of which survive for a period of 18 months following the closing, or March 2, 2012. This amount is reflected as a current asset on the Company’s condensed consolidated balance sheets as of September 30, 2011 and as a non-current asset as of December 31, 2010. The Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount. The Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations

The Company’s continuing operations focuses on the development, manufacturing and sale of industrial enzymes primarily within the animal health and nutrition, grain processing and oilseed processing markets. Revenue and expenses allocated to discontinued operations for the three and nine months ended September 30, 2010 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. As a result, certain continuing indirect costs that were previously allocated to the Company’s biofuels operating segment were not allocated to discontinued operations.

The results of operations from discontinued operations for the three and nine months ended September 30, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Grant	$0	$441	$0	$7,478
Collaborative	0	46	(23)	185

Total revenue	0	487	(23)	7,663

Operating expenses:
Research and development	(10)	10,515	(29)	37,813
Selling, general and administrative	34	4,822	(31)	6,839

Total operating expenses	24	15,337	(60)	44,652

Income (loss) from discontinued operations	(24)	(14,850)	37	(36,989)
Gain on sale of LC Business	0	56,478	0	56,478
Income tax provision	0	(9,648)	0	(9,648)

Net income (loss) from discontinued operations	$(24)	$31,980	$37	$9,841

The condensed consolidated financial statements for the three and nine months ended September 30, 2010 include the accounts of the Company and its previously jointly owned subsidiary Galaxy Biofuels LLC (“Galaxy”), which was determined to be a variable interest entity. As a result, the Company’s consolidated statement of operations includes a line item “Loss attributed to noncontrolling interests in consolidated entities – discontinued operations” which reflects BP’s share of Galaxy losses for the three and nine months ended September 30, 2010. Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations on the Company’s condensed consolidated financial statements.

3. Convertible Debt

Carrying value of the Company’s convertible debt as of September 30, 2011 and December 31, 2010 is set forth below (in thousands):

	$26,978	$26,978	$26,978
	September 30, 2011
	2009 Notes	2007 Notes	Total
Principal amount	$0	$34,851	$34,851
Debt premium, net	0	0	0
Derivative liabilities	0	0	0

Total carrying value	$0	$34,851	$34,851

	$26,978	$26,978	$26,978
	December 31, 2010
	2009 Notes	2007 Notes	Total
Principal value	$13,707	$61,033	$74,740
Debt premium, net	9,392	0	9,392
Derivative liabilities (1)	3,879	0	3,879

Total carrying value	$26,978	$61,033	$88,011

(1)	Represented the 2009 Notes’ compound embedded derivative. The Company had the intent and the ability as of December 31, 2010 to settle the 2009 Notes’ “make-whole” provisions in shares of common stock. As such, the asserted derivative liability was included in the 2009 Notes’ carrying value on its condensed consolidated financial statements at December 31, 2010.

2007 Notes

In March and April 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in aggregate principal amount of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 8% Senior Convertible Notes due April 1, 2012, or 2008 Notes, and 2009 Notes. Further, in September 2010, March 2011 and July 2011, the Company repurchased 2007 Notes totaling $34.2 million in principal. As of September 30, 2011, the Company had $34.9 million in principal amount outstanding under the 2007 Notes.

The 2007 Notes bear interest at 5.5% per year, payable in cash semi-annually, and are convertible at the option of the holders at any time prior to maturity, redemption or repurchase into shares of the Company’s common stock at a conversion rate of 13.02 shares per $1,000 principal amount of 2007 Notes (subject to adjustment in certain circumstances), which represents a conversion price of $76.80 per share. The total common shares that would be issued upon conversion of the entire $34.9 million in principal amount outstanding of the 2007 Notes is 0.5 million shares.

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

On September 23, 2010, the Company repurchased $8.0 million of principal amount of the 2007 Notes. A total cash payment, principal and accrued interest, of $7.0 million was paid to this holder of the 2007 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased. A gain on debt extinguishment of $1.1 million was recognized representing the difference between the carrying value of the 2007 Notes repurchased of $7.9 million and the repurchase price of $6.8 million.

During 2011, the Company made total debt repurchases of $26.2 million of principal of the 2007 Notes. A total cash payment, principal and accrued interest of $25.2 million was paid to a holder of the 2007 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased. A gain on debt extinguishment of $1.4 million was recognized representing the difference between the carrying value of the 2007 Notes repurchased of $26.0 million and the repurchase price of $24.6 million. A summary of the 2011 repurchases and related gain pertaining to the 2007 Notes is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2011
2007 Notes:
Principal	$5,250	$26,182
Issuance costs	(30)	(220)

Carrying value	5,220	25,962

Repurchase price	4,712	24,607

Gain on debt extinguishment	$508	$1,355

2008 Notes

On February 27, 2008, the Company completed a private placement of the 2008 Notes and warrants to purchase shares of the Company’s common stock. Concurrently with entering into the Purchase Agreement for the 2008 Notes, the Company also entered into senior notes exchange agreements with certain existing holders of the 2007 Notes pursuant to which such noteholders exchanged approximately $18.5 million in aggregate principal amount of the 2007 Notes for approximately $16.7 million in aggregate principal amount of the 2008 Notes and warrants to purchase common stock. Including the 2008 Notes issued in exchange for the 2007 Notes, the Company issued $71.0 million in aggregate principal amount of the 2008 Notes and warrants to purchase approximately 0.7 million shares of common stock.

Since inception through extinguishment on September 23, 2010, holders of the 2008 Notes converted principal in the amount of $58.0 million into approximately 4.2 million shares of the Company’s common stock, including approximately 2.0 million shares to satisfy a portion of the related “make-whole” obligations.

On September 23, 2010, the Company repurchased $13.0 million of principal amount of the 2008 Notes. A total cash payment, principal and accrued interest of $14.0 million was paid to the noteholders of the 2008 Notes. As part of the transaction, the noteholders released the Company from any and all commitments and indebtedness related to the 2008 Notes repurchased. A loss on debt extinguishment of $4.5 million was recognized representing the difference between the carrying value of the 2008 Notes repurchased of $9.3 million and the repurchase price of $13.8 million .

2009 Notes

On September 1, 2009 and September 25, 2009, the Company completed privately negotiated exchanges with certain existing holders of its 2007 Notes. Pursuant to the exchange agreements, certain existing holders of the 2007 Notes agreed to exchange $30.5 million in aggregate principal of the 2007 Notes for $13.7 million in aggregate principal amount of the 2009 Notes. The 2009 Notes were secured by a first priority lien (subject to certain exceptions and permitted liens) on certain of the Company’s assets including, subject to certain limitations, present and future receivables, inventory, general intangibles, equipment, investment property, stock of subsidiaries, and certain other assets and proceeds relating thereto. The collateral securing the 2009 Notes was subject to certain carve-outs, including without limitation, cash and cash equivalents and intellectual property.

During 2011, the Company repurchased the full principal amount outstanding under the 2009 Notes of $13.7 million. A total cash payment, principal and accrued interest, of $14.6 million was paid to these noteholders of the 2009 Notes. As part of the transaction, the noteholders released the Company from any and all commitments and indebtedness related to the 2009 Notes repurchased. A gain on debt extinguishment of $14.0 million was recognized representing the difference between the carrying value of the 2009 Notes repurchased of $28.0 million and the repurchase price of $14.0 million. The 2009 Notes were carried at a higher value than face value as the exchange of the 2007 Notes qualified as a troubled debt restructuring requiring the Company to record the 2009 Notes at the 2007 Notes’ higher carrying value. A summary of the 2011 repurchases and related gain pertaining to the 2009 Notes is as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2011
2009 Notes:
Principal	$4,081	$13,707
Debt premium, net	2,717	9,253
Compound embedded derivative(1)	978	5,072

Carrying value	7,776	28,032

Repurchase price	4,219	14,038

Gain on debt extinguishment	$3,557	$13,994

(1)	The compound embedded derivative included, among other rights, the noteholders’ rights to put the 2009 Notes at par at certain future dates, as well as the right to receive “make-whole” amounts. The Company’s compound embedded derivatives were valued using a “lattice” model. The Company’s “lattice” valuation models assumed the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2009 Notes.

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt, as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
5.5% coupon interest, payable in cash	$500	$944	$1,837	$2,843
Non-cash amortization of debt issuance costs	77	149	293	446

2007 Notes Total	577	1,093	2,130	3,289

8% coupon interest, payable in cash or common stock	0	248	0	767
Non-cash accretion of debt discount	0	427	0	1,245
Non-cash amortization of debt issuance costs	0	16	0	51

2008 Notes Total	0	691	0	2,063

9% coupon interest, payable in cash or common stock	42	308	402	925
Non-cash amortization of debt premium(1)	(16)	(106)	(140)	(310)

2009 Notes Total	26	202	262	615

(1)	The initial debt premium related to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium was included in the carrying value of the 2009 Notes on the accompanying Condensed Consolidated Balance Sheets and was being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.

4. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$253	$515
Work in progress	419	258
Finished goods	5,600	4,768

	6,272	5,541
Reserve	(324)	(225)

Net inventory	$5,948	$5,316

The Company reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf life of raw materials, demand for its enzyme products and historical write-offs.

Property and equipment, net

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method.

Property and equipment, net consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Laboratory, machinery and equipment	$26,423	$22,901
Computer equipment	3,017	2,783
Furniture and fixtures	0	981
Leasehold improvements	0	570

Property and equipment, gross	29,440	27,235
Less: Accumulated depreciation and amortization	(23,927)	(24,101)

Property and equipment, net	$5,513	$3,134

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years

Leasehold improvements are depreciated using the shorter of the estimated useful life or remaining lease term.

Accrued expenses

Accrued expenses consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Employee compensation	$2,227	$3,311
Professional and outside services costs	1,282	1,753
Accrued interest on convertible notes	958	1,148
Royalties	680	1,219
Other	425	787

	$5,572	$8,218

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

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Total
Balance at January 1, 2011	$938	$679	$1,617
Charged against accrual	(96)	(411)	(507)
Adjustments and revisions	(193)	(38)	(231)

Balance at March 31, 2011	649	230	879
Charged against accrual	(171)	(130)	(301)
Adjustments and revisions	22	(4)	18

Balance at June 30, 2011	$500	$96	$596
Charged against accrual	(107)	(95)	(202)
Adjustments and revisions	42	0	42

Balance at September 30, 2011	$435	$1	$436

Restructuring reserve liability attributed to discontinued operations:
Current portion			$371
Long-term portion			65

			$436

The Company terminated operations in Cambridge, Massachusetts on March 31, 2011, and subleased its office space to a third party. In connection with these activities, a restructuring plan was initiated which primarily included one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs for two executives as specified in their employment agreements. The restructuring plan also included charges associated with the estimated loss on sublease for the Cambridge facility as well as one-time relocation costs for the employees whose employment positions were moved to the Company’s San Diego location. The Company incurred total restructuring expense of $2.9 million for the nine months ended September 30, 2011 and had restructuring accruals of $0.6 million as of September 30, 2011, as detailed below, for which payments are expected to be substantially completed in early 2012.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$0	$0	$0	$0
Accrued and expensed	145	2,173	520	2,838
Charged against accrual	175	(664)	(520)	(1,009)
Adjustments and revisions	0	0	0	0

Balance at March 31, 2011	320	1,509	0	1,829
Charged against accrual	(84)	(634)	0	(718)
Adjustments and revisions	10	(8)	0	2

Balance at June 30, 2011	$246	$867	$0	$1,113
Charged against accrual	(53)	(465)	0	(518)
Adjustments and revisions	21	3	0	24

Balance at September 30, 2011	$214	$405	$0	$619

Restructuring reserve liability classification:
Current portion				$587
Long-term portion				32

				$619

6. Significant Collaborative Research and Development Agreements

Novus International, Inc.

On June 23, 2011, the Company entered into a collaboration agreement with Novus to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late stage product pipeline in the animal health and nutrition product line (collectively referred to as “animal feed enzymes”). Novus’s business focuses on the research, development, manufacture, and sale of animal health and nutrition products for poultry, pork, beef, dairy, aquaculture, and companion animal industries on a worldwide basis. As of the effective date of the agreement and through a defined period, the development exclusivity term, both parties agreed to exclusivity to the type of enzymes specified in the agreement.

Upon signing, the Company granted to Novus a license to use, offer for sale, sell, import and export the animal feed enzymes to the extent necessary to make, have made, use, offer for sale, sell, import and export any product that contains, incorporates or comprises any form of such animal feed enzyme in the animal health and nutrition field. The animal feed enzymes are to be selected by a management team consisting of four individuals, two from each company, from a list of candidate enzymes. Once each candidate enzymes is selected, the license with respect to the animal feed enzyme will automatically become effective and be deemed to be delivered by the Company to Novus.

The Company received $2.5 million from Novus as an upfront non-refundable license fee. Additionally, in accordance with the agreement, the Company is entitled to an additional $2.5 million following certain regulatory or commercial events. Further, all development costs going forward will be shared equally between both partners. All future profits and losses also will be shared equally upon commercialization.

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

The animal feed enzyme licenses’ relative selling price was determined based on the Company’s analysis of the estimated future discounted cash flows. The reimbursement of development costs best estimate selling price was calculated based on a market rate established by evaluating historical collaboration agreements and calculations based on the actual expenses of the employees to be working on the collaboration. Collaboration revenue for the three and nine months ended September 30, 2011 included approximately $0.1 million for this collaboration and $2.8 million is included in deferred revenue related primarily to the upfront non-refundable license fee received.

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

Collaborative revenue recognized under the Bunge agreements was $0.2 million and $0.7 million for the three and nine months ended September 30, 2011 and $0.2 million and $1.1 million for the three and nine months ended September 30, 2010. Deferred revenue attributed to Bunge totaled $0.2 million as of September 30, 2011.

Cargill Health and Food Technologies

In 2005, the Company signed a collaboration agreement with Cargill Health and Food Technologies (“Cargill”) to discover and develop novel enzymes for the cost-effective production of a proprietary Cargill product involving multiple enzyme steps. In 2006, this collaboration agreement was expanded to include additional enzymes beyond the initial targeted set. In 2007, this agreement was further extended through May 2008. Under the terms of the agreement, the Company received upfront payments and research funding, and is entitled to receive milestone payments, license fees, and royalties on products that may be developed under the agreement. In May 2008, Cargill exercised an early option to license one of the enzymes under the agreement.

Revenue recognized under the Cargill collaboration was $47,000 and $0.2 million for the three and nine months ended September 30, 2011 and $46,000 and $0.1 million for the three and nine months ended September 30, 2010. Deferred revenue attributed to Cargill totaled $0.7 million as of September 30, 2011.

7. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco, which was acquired by DuPont in 2011, represented 42% and 45% of total revenue for the three and nine months ended September 30, 2011, and 61% and 64% of total revenue from continuing operations for the three and nine months ended September 30, 2010. Accounts receivable from this one customer comprised approximately 59% of accounts receivable at September 30, 2011 and 64% at December 31, 2010.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North America	$4,785	$2,712	$15,525	$9,345
Europe	9,488	7,688	22,100	23,300
South America	3,860	1,690	8,542	5,035
Asia	283	482	779	796

	$18,416	$12,572	$46,946	$38,476

The Company manufactures and sells enzymes primarily within three main product lines. The animal health and nutrition product line primarily includes the Phyzyme® XP phytase enzyme and from time to time toll manufacturing of other products in this market, the grain processing product line includes Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ xylanase and DELTAZYM® GA L-E5 gluco-amylase enzymes, and the oilseed processing product line includes the Purifine® PLC enzyme. The Company also generates nominal product revenue from enzymes outside its core product lines, for use in other specialty industrial processes.

During the three months ended September 30, 2011, in conjunction with a license agreement assigned to the Company as part of the separation agreement with Syngenta Participations AG in 2009, the Company received a non-recurring license fee of $3.25 million for a commercial enzyme candidate that Syngenta formerly licensed to a third party. This amount was received by the Company and recorded into collaboration revenue for the three and nine months ended September 30, 2011.

The following table sets forth product revenues by individual product line (in thousands):

	Three Months Ended September 30,
	2011	% of Product Revenue	2010	% of Product Revenue
Product revenues:
Animal health and nutrition	$8,624	58%	$7,696	63%
Grain processing	3,942	27%	3,364	27%
Oilseed processing	1,929	13%	950	8%
All other products	247	2%	223	2%

Total product revenue	$14,742	100%	$12,233	100%

	Nine Months Ended September 30,
	2011	% of Product Revenue	2010	% of Product Revenue
Product revenues:
Animal health and nutrition	$24,734	59%	$24,537	66%
Grain processing	12,371	29%	9,605	26%
Oilseed processing	4,541	11%	2,258	6%
All other products	606	1%	685	2%

Total product revenue	$42,252	100%	$37,085	100%

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s Condensed Consolidated Balance Sheets totaled approximately $1.0 million at September 30, 2011 and approximately $1.1 million at December 31, 2010.

8. Share-based Compensation

The Company recognized share-based compensation expense for continuing operations of $0.2 million and $1.1 million and $0.3 million and $0.8 million during the three and nine months ended September 30, 2011 and 2010. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$0	$4	$0	$7
Selling, general and administrative	188	260	475	817
Restructuring charges	0	0	583	0

	$188	$264	$1,058	$824

As described in Note 5, in conjunction with the closure of the Cambridge office, two executives separated from the Company. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these executives as of their separation dates. This additional stock option expense attributable to the acceleration was classified as restructuring expense on the Company’s condensed consolidated financial statements during the nine months ended September 30, 2011.

At least annually, typically upon material option grants or material Company events, the Company performs a review and assessment of all valuation input assumptions used to compute share based payment expense to ensure they remain accurate and indicative of current Company trends. The assessment is conducted by evaluating historical trends, future expectations as well as a comparison to peers. In conjunction with the non-executive company-wide grant completed during the third quarter of 2011, the Company performed an analysis and determined the previous volatility assumption as well as the estimated forfeiture rate should be updated to reflect the business since the sale of the LC business. This change aligned the assumptions and resulting expense of the share based payments to be a better estimate of fair value. Volatility was adjusted lower to primarily reflect the Company’s historical stock price volatility over the last 12 months and the estimated forfeiture rate was adjusted lower to reflect the Company historical experience over the last 12 months. These adjustments impacted the grant value of option grants made during the three months ended September 30, 2011, but did not impact prior periods.

As of September 30, 2011, there was $1.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. All outstanding unvested options for employees that were assumed by BP as part of the sale of the LC business were cancelled. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 0.8 years as follows (in thousands):

Fiscal Year 2011 (October 1, 2011 to December 31, 2011)	$282
Fiscal Year 2012	913
Fiscal Year 2013	117

$1,312

9. Commitment and Contingencies

At September 30, 2011, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	San Diego Gross Rental Payments	Cambridge Net Rental Payments
October 2011- September 2012	$770	$552
October 2012- September 2013	1,255	196
October 2013- September 2014	2,402	31
October 2014- September 2015	2,474	0
October 2015- September 2016	2,548	0
Thereafter	17,494	0

Total minimum lease payments	$26,943	$779

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

In addition to the lease agreement, Verenium concurrently signed a license agreement with the same landlord for the rent-free use of 8,000 square feet of temporary space located adjacent to the permanent building under construction. The license commenced on July 1, 2011 and is to expire on the earliest of (i) 45 days after the commencement date of the lease, or (ii) the termination of the agreement for cause. The temporary space was licensed on an “as is” basis with no requirement for landlord improvements. The Company is currently recognizing straight line rent based on the relative fair value of the temporary space as compared to the new facility.

Cambridge Lease

The Company leases approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company closed its office in Cambridge to focus all of its operations in San Diego to better align the Company with the evolving needs of the business and the market. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.3 million from October 2011 through September 2012, $0.7 million from October 2012 through September 2013 and $0.2 million from October 2013 through the end of the lease term.

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

In connection with this requirement, as of September 30, 2011, the Company had an unsecured letter of credit in place pursuant to this agreement for approximately $3.2 million. The line of credit expires on December 31, 2012, and will be automatically extended annually without amendment through December 31, 2022. Subsequently, in conjunction with the credit lines entered with Comerica in October 2011, the letter of credit was amended to be cash secured for its full value.

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering, or IPO of their common stock in 2000 and the late 1990s, or the IPO Cases. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO

Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Beginning on October 29, 2009, a number of shareholders also filed direct appeals to the second circuit, objecting to final approval of the settlement. All but one of the appeals were eventually dismissed, and the second circuit thereafter remanded to the district court for a determination whether the final shareholder appellant is a class member with standing to appeal. In August 2011, the district court found that the final shareholder was not a member of the class. In September 2011, the shareholder filed a notice of appeal of the district court’s determination. If that determination is affirmed on appeal, or if the shareholder is found to have standing and the settlement is thereafter affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

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

10. Subsequent Event

On October 19, 2011, the Company entered into credit facilities with Comerica consisting of a $3.0 million domestic receivables and inventory revolving line and a $10.0 million export-import receivables revolving line. The credit lines have a maturity date of 18 months. The Comerica Line is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $3.0 million or (ii) 80% of certain eligible domestic accounts receivable held by the Company that arise in the ordinary course of business and 50% of eligible inventory held by the Company, not to exceed $0.5 million, consisting of raw materials and finished goods for sale in the ordinary course of our business. The Ex-Im Line is pursuant to a Revolving Credit Promissory Note between the Company and Comerica, with Comerica’s exposure under the line guaranteed by the Ex-Im Bank. The Ex-Im Line is a revolving credit facility of up to the lesser of (i) $10.0 million or (ii) up to 90% of certain eligible export related accounts receivable, and which are subject to adjustment for the non-U.S. portion of costs included in the sales price of the Company’s products, held by the Company that arise in the ordinary course of the Company’s business, and may be used by the Company for the purpose of enabling the Company to finance the cost of manufacturing, producing, purchasing or selling finished goods or services in accordance with applicable Ex-Im Bank rules and regulations. Advances under the credit lines bear interest at a daily adjusting London Interbank Offered Rate plus a margin of 6.0%.

Subject to certain exceptions, all borrowings under the credit lines are secured by substantially all of the Company’s assets, including the Company’s intellectual property. Under the credit lines, subject to the satisfaction of certain conditions, the Company may incur additional debt that is senior to Comerica’s liens on its machinery and equipment and certain excess cash, equal in priority with respect to its intellectual property, and junior in priority to other assets, provided that such debt financing closes on or before March 31, 2012.

The credit lines include limitations on the Company’s ability to, among other things, dispose of assets, move cash balances on deposit with Comerica to another depositary, engage in any business not related to its current business strategy, engage in certain mergers and acquisitions, incur debt, grant liens, make certain restricted payments such as dividend payments, make certain investments, enter into certain transactions with affiliates, make payments on subordinated debt, and store inventory or equipment with certain third parties, and contains certain financial covenants. Additionally, the Company has agreed with Comerica that it will obtain additional financing of at least $7.5 million by March 31, 2012, or Comerica will be entitled to call any drawn but unpaid amounts under the Credit Lines, terminate the Credit Lines, and foreclose on all collateral to satisfy any unpaid obligations.

The events of default under the credit lines include, among other things, payment defaults, breaches of covenants, the occurrence of a material adverse change in the business, judgments against the Company, material misrepresentations by the Company and bankruptcy events. In the case of a continuing event of default, Comerica may, among other remedies, eliminate its commitment to make further credit available, declare due all unpaid principal amounts outstanding, and foreclose on all collateral to satisfy any unpaid obligations.

In connection with the Comerica Line, the Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time commencing on April 19, 2012 through the expiration of the warrant on October 19, 2016.

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

•

our ability to repay outstanding debt upon maturity of $34.9 million face amount of our 5.50% Convertible Senior Notes due 2027, or 2007 Notes, in April 2027, or earlier, pursuant to the election of put options by holders of the 2007 Notes, on the put dates of April 1, 2012, April 1, 2017, or April 1, 2022;

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

Overview

We are an industrial biotechnology company that develops and commercializes high performance enzymes for a broad array of industrial processes to enable higher productivity, lower costs, and improved environmental outcomes. We operate in one business segment with three main product lines: animal health and nutrition, grain processing, and oilseed processing. We believe the most significant near-term commercial opportunity for our business will be derived from continued sales and gross product margins from our existing portfolio of enzyme products.

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over nearly 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, oilseed processing, and emerging enzyme markets. We have current collaborations and agreements with key partners such as Bunge Oils, Novus International, Inc., or Novus, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, or Danisco which was acquired in 2011 by E. I. du Pont de Nemours and Company, or DuPont, and WeissBioTech (formerly Add Food Services GmbH), each of which complement our internal technology, product development efforts, and distribution efforts.

As of September 30, 2011, we owned 193 issued patents relating to our technologies and had 226 patents pending. Also, as of September 30, 2011, we either jointly owned or in-licensed from BP 122 patents and 136 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

Excluding our non-cash gains related to our debt repurchases in 2011, we have typically incurred net losses from our continuing operations since our inception. As of September 30, 2011, we had an accumulated deficit of approximately $597.8 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the quarter ended September 30, 2011, we generated a quarterly operating profit of $2.1 million, due in part to a non-recurring $3.25 million license fee as well as product gross profit growth and expense management. We expect to incur losses in the near term, as a result of any combination of one or more of the following:

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

As more fully described in the Liquidity and Capital Resources section beginning on page 31 and Note 1 of our Notes to Condensed Consolidated Financial Statements, in connection with the sale of our LC business in September 2010, we obtained net cash proceeds of approximately $96.0 million. To date, the Company has used net proceeds of approximately $59.2 million from the transaction for debt retirement. We intend to use the remaining net proceeds for continued investment in product development and manufacturing improvement efforts for our industrial enzyme business, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement. The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on each of April 1, 2012, April 1, 2017 and April 1, 2022. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements after this date without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Recent Strategic Events

Debt Repurchase

As more fully described in Note 3 of our Notes to Condensed Consolidated Financial Statements, on July 27, 2011 and September 23, 2011, we repurchased in total $5.2 million in principal amount of our 2007 Notes, as well as the remaining $4.1 million outstanding in principal amount of our 2009 Notes. As part of the transaction the note holders released us from any and all commitments and indebtedness related to the 2007 and 2009 Notes repurchased. Immediately following the repurchase and as of September 30, 2011, no additional 2009 Notes remain outstanding and we had $34.9 million in principal amount of 2007 Notes outstanding.

Line of Credit

On October 19, 2011 we entered into credit facilities with Comerica Bank, or Comerica, consisting of a $3.0 million domestic receivables and inventory revolving line, or the Comerica Line, and a $10.0 million foreign receivables revolving line, or the Ex-Im Line. The credit lines have a maturity date of 18 months. The Comerica Line is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $3.0 million or (ii) 80% of certain eligible domestic accounts receivable held by us that arise in the ordinary course of business and 50% of eligible inventory held by us, not to exceed $0.5 million, consisting of raw materials and finished goods for sale in the ordinary course of our business. The Ex-Im Line is pursuant to a Revolving Credit Promissory Note between us and Comerica, with Comerica’s exposure under the line guaranteed by the Export-Import Bank of the United States, or Ex-Im Bank. Our available borrowings under the Ex-Im Line will be equal the lesser of (i) $10.0 million or (ii) up to 90% of certain eligible export related accounts receivable, and which are subject to adjustment for the non-U.S. portion of costs included in the sales price of our products that arise in the ordinary course of business, and may be used by us for the purpose of financing the cost of manufacturing, producing, purchasing or selling finished goods or services in accordance with applicable Ex-Im Bank rules and regulations. Advances under the credit lines bear interest at a daily adjusting London Interbank Offered Rate plus a margin of 6.0%.

Separately, we have also put in place a facility for up to $3 million in secured equipment financing to help support the planned build-out of our research and bioprocess development laboratories and corporate headquarters in San Diego.

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the three and nine month periods ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
Animal health and nutrition	$8,624	$7,696	12%	$24,734	$24,537	1%
Grain processing	3,942	3,364	17%	12,371	9,605	29%
Oilseed processing	1,929	950	103%	4,541	2,258	101%
All other products	247	223	11%	606	685	(12)%

Total product	14,742	12,233	21%	42,252	37,085	14%
Collaborative	3,674	339	984%	4,694	1,391	237%

Total revenues	$18,416	$12,572	46%	$46,946	$38,476	22%

Revenues increased 46%, or $5.8 million, to $18.4 million for the three months ended September 30, 2011 and increased 22%, or $8.5 million, to $46.9 million for the nine months ended September 30, 2011 as compared to $12.6 and $38.5 million for the three and nine months ended September 30, 2010.

Product revenues increased 21%, or $2.5 million, for the three months ended September 30, 2011 and 14%, or $5.2 million for the nine months ended September 30, 2011 as compared to the same periods in 2010. The increase for the year to date period was primarily due to revenues from our grain processing product line as a result of our increased market share of our Fuelzyme enzyme in the fuel ethanol markets. In addition, our Purifine® PLC enzyme for the soybean oil processing market achieved significant revenue growth over the three and nine months ended September 30, 2010, resulting primarily from deployments by Molinos Rio de la Plata and Terminal 6 in Argentina.

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, increased 12%, or $0.9 million, and 1%, or $0.2 million for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. Phyzyme® XP represented approximately 53% and 50% of total product revenues for the three and nine months ended September 30, 2011 and 63% and 66% for the comparable periods in 2010. Although we expect that Phyzyme® XP phytase will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease in future periods. This is largely due to two factors.

•	A decrease in royalty from Danisco based on market conditions; and

•

A shift in manufacturing of Phzyme to Genencor, a subsidiary of Danisco, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We also have contracted with Genencor to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from Danisco. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

We expect over time a greater proportion of our Phyzyme® XP phytase manufacturing will transition to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for our other enzyme products, which we expect will generate higher gross margins than Phyzyme® XP phytase over time.

Collaborative and license revenue increased $3.3 million, to $3.7 million and $3.3 million to $4.7 million, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. This increase was due to a license fee of $3.25 million we received for a commercial enzyme candidate that Syngenta Participations AG formally licensed to a third party and assigned to us in conjunction with the separation agreement with Syngenta in 2009. In addition, on June 23, 2011, we entered into a collaboration agreement with Novus to develop, manufacture and commercialize a suite of new enzyme products from our late-stage product pipeline in the animal health and nutrition product line. We expect to have increased collaboration revenue during the remainder of 2011 attributed to this new collaboration. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, as well as regulatory approval timelines for new products.

Product Gross Profit & Margin

Product gross profit and margin for the periods ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Product revenue	$14,742	$12,233	21%	$42,252	$37,085	14%
Cost of product revenue	8,698	7,833	11%	26,174	23,179	13%

Product gross profit	6,044	4,400	37%	16,078	13,906	16%
Product gross margin	41%	36%		38%	37%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased 11%, or $0.9 million, to $8.7 million for the three months ended September 30, 2011, and 13%, or $3.0 million, to $26.2 million for the nine months ended September 30, 2011, as compared to the same periods in 2010. The increases in cost of product revenue from the comparable period in 2010 is primarily due to higher product revenue as well as higher rental expense for incremental fermentation capacity to support the expansion of product mix combined with variable costs associated with higher product revenues.

Our cost of product revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to better accommodate our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. We further expanded our fermentation capacity during the third quarter of 2010, which increased fixed manufacturing costs by an additional $0.7 million per quarter, including during the three and nine months ended September 30, 2011. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products like Purifine® PLC, as we optimize the manufacturing process for each particular product.

Product gross profit totaled $6.0 million for the three months ended September 30, 2011, and $16.1 million for the nine months ended September 30, 2011, compared to $4.4 million for the three months ended September 30, 2010 and $13.9 million for the nine months ended September 30, 2010. Gross margin increased to 41% and 38% of product revenue for the three and nine months ended September 30, 2011, compared to 36% and 37% for the three and nine months ended September 30, 2010. Gross profit and margin increased for the nine months ended September 30, 2011 primarily due to an overall growth and improvement from our non-Phyzyme® XP phytase products.

In addition, because Phyzyme® XP phytase represents a significant percentage of our product revenue, our product gross profit is impacted to a great degree by the gross profit achieved on sales of Phyzyme® XP phytase. Under our manufacturing and sales agreement with Danisco, we sell our Phyzyme® XP phytase inventory to Danisco at our cost and, under a license agreement, receive a royalty equal to 50% of Danisco’s profit from the sale of the product, as defined, when the product is sold to Danisco’s customer. As a result, our total cost of product revenue for Phyzyme® XP phytase is incurred as we ship product to Danisco, and the royalty calculated as a share of profits, as defined by our agreement, is recognized in the period in which the product is sold to Danisco’s customer as reported to us by Danisco. We may record our quarterly royalty based on estimates from Danisco, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product gross profit from quarter-to-quarter.

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

Operating Expenses (excluding cost of product revenue)

Operating expenses (excluding cost of product revenue) for the three months ended September 30, 2011 decreased 18%, or $1.7 million, to $7.6 million (including share-based compensation of $0.2 million) compared to $9.3 million (including share-based compensation of $0.3 million) for the three months ended September 30, 2010. Operating expenses for the nine months ended September 30, 2011 decreased $0.5 million, or 2%, to $24.6 million (including share-based compensation of $0.5 million and restructuring expense of $2.9 million) compared to $25.1 million (including share-based compensation of $0.8 million) for the nine months ended September 30, 2010. Excluding the impact of share-based compensation and restructuring expense, total operating expenses decreased $1.6 million and $3.1 million for the three and nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to a reimbursement of legal fees of $1.1 million for expenses incurred during 2010, reduction of facilities related costs as a result of BP assuming our San Diego building leases, and to initiatives to decrease general and administrative expenses. Additionally, during the third quarter of 2010, we paid and expensed bonus payments of $1.4 million. As a partial offset, research and development costs for continued investment in pipeline products showed an increase.

Research and Development

Our research and development expenses for the periods ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Research and development	$2,673	$1,448	85%	$7,593	$4,124	84%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

Our research and development expenses increased 85%, or $1.2 million, to $2.7 million and 84%, or $3.5 million, to $7.6 million for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Historically, due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development through our recently sold LC business, we have not spent significant resources on early stage product development for the past three years. Beginning in the fourth quarter 2010, we began making additional investment for the development and commercialization of candidates in our enzyme product pipeline. We expect these expenses to further increase in 2011 as we further advance enzyme product candidates through the development pipeline.

For the three and nine months ended September 30, 2011, we estimate that approximately 71% and 82% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 29% and 18% of such costs were incurred on research activities funded in whole or in part by our partners for both three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, we estimate that approximately 75% and 62% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 25% and 38% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs and accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Selling, general and administrative expenses	$4,940	$7,838	(37%)	$14,106	$21,010	(33%)

Selling, general and administrative expenses decreased 37%, or $2.9 million, to $4.9 million (including share-based compensation of $0.2 million) for the three months ended September 30, 2011 and decreased $6.9 million, or 33%, to $14.1 million (including share-based compensation of $0.5 million) for the nine months ended September 30, 2011, compared to $7.8 million (including share-based compensation of $0.3 million) for the three months ended September 30, 2010 and $21.0 million (including share-based compensation of $0.8 million) for the nine months ended September 30, 2010. Excluding the impact of share-based compensation, selling, general and administrative decreased $2.8 million and $6.6 million for the three and nine months ended September 30, 2011 as compared to the same period in 2010. The decrease for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is attributed to expense minimization efforts. The decrease for the nine months ended period is attributed to a reimbursement of legal fees of $1.1 million for expenses incurred during 2010, reduction of facilities related costs as a result of BP assuming our San Diego building leases, and to initiatives to decrease general and administrative expenses. Additionally, during the third quarter of 2010, we paid and expensed bonus payments of $1.4 million.

Restructuring Expenses

Effective March 31, 2011, we closed our office in Cambridge to better align us with the evolving needs of the business and the market. As the cease-use date was established on this date, a liability of $0.3 million was established for the facility as of March 31, 2011. Further, personnel termination costs of $1.3 million were incurred in conjunction with the closure of the office, as well as $0.4 million in relocation costs for certain employees who relocated to the San Diego facility as a result of the closure. In addition to these costs, $0.6 million in stock compensation costs were recognized as part of restructuring costs, which were incurred for option accelerations for two executives who terminated their employment with us, as provided in their respective employment agreements.

Share-Based Compensation Charges

We recognized $0.2 million and $0.3 million in share-based compensation expense for our share-based awards in continuing operations during the three months ended September 30, 2011 and 2010 and $1.1 million and $0.8 million during the nine months ended September 30, 2011 and 2010. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$0	$4	$0	$7
Selling, general and administrative	188	260	475	817
Restructuring charges	0	0	583	0

	$188	$264	$1,058	$824

Share-based compensation decreased 29%, or $0.1 million and increased, 28%, or $0.2 million, for the three and nine months ended September 30, 2011 as compared to the same period in 2010, primarily related to a decrease in the amount of option grants, offset by a company-wide grant to all non executive employees granted during the three months ending September 30, 2011. Further, during the first quarter 2011, restructuring expense was incurred due to the separation of two executives in conjunction with the closure of the Cambridge office. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on the Company’s condensed consolidated financial statements.

Annually, upon material option grants or material company events, we perform a review and assessment of all valuation input assumptions used to compute share based payment expense to ensure they remain accurate and indicative of current company trends. The assessment is conducted by evaluating historical trends as well as a comparison to peers, consistent with prior periods. In conjunction with the non-executive company- wide grant completed during the quarter, we performed the analysis and determined the volatility assumption as well as the estimated forfeiture rate should be updated to reflect the business since the sale of the LC business. This change aligned the assumptions to our current conditions and, therefore, the resulting expense is a better estimate of fair value. Volatility was adjusted lower to primarily reflect our historical stock price volatility over the last 12 months and the estimated forfeiture rate was adjusted lower to reflect our historical experience over the last 12 months.

Interest expense

Interest expense was $0.6 million and $2.4 million for the three and nine months ended September 30, 2011 compared to $2.1 million and $6.3 million for the three and nine months ended September 30, 2010. This decrease in interest expense from 2010 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases. Total interest expense for the three and nine months ended September 30, 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
5.5% coupon interest, payable in cash	$500	$944	$1,837	$2,843
Non-cash amortization of debt issuance costs	77	149	293	446

2007 Notes Total	577	1,093	2,130	3,289

8% coupon interest, paid in cash	0	248	0	767
Non-cash accretion of debt discount	0	427	0	1,245
Non-cash amortization of debt issuance costs	0	16	0	51

2008 Notes Total	0	691	0	2,063

9% coupon interest, payable in cash or common stock	42	308	402	925
Non-cash amortization of debt premium	(16)	(106)	(140)	(310)

2009 Notes Total	26	202	262	615

Other	22	98	29	315

Total interest expense	$625	$2,084	$2,421	$6,282

Gain (loss) on Debt Extinguishment upon repurchase of convertible notes

During the three and nine months ended 2011, we have repurchased $9.3 million and $39.9 million in principal amount of our 2009 and 2007 Notes, leaving an aggregate of $34.9 million, respectively, in principal amount outstanding as of September 30, 2011. A gain on debt extinguishment of $4.1 million and $15.3 million was recognized representing the difference between the carrying value of the notes repurchased of $13.0 million and $54.0 million for the three and nine months ended and the repurchase price of $8.9 million and $38.6 million calculated as follows for the nine months ended (in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	2009 Notes	2007 Notes	Total	2009 Notes	2007 Notes	Total
Principal	$4,081	$5,250	$9,331	$13,707	$26,182	$39,889
Debt premium, net	2,717	0	2,717	9,253	0	9,253
Compound embedded derivative	978	0	978	5,072	0	5,072
Issuance costs	0	(30)	(30)	0	(220)	(220)

Carrying value	7,776	5,220	12,996	28,032	25,962	53,994

Repurchase price	4,219	4,712	8,931	14,038	24,607	38,645

Gain on debt extinguishment	$3,557	$508	$4,065	$13,994	$1,355	$15,349

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

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants issued in connection with the issuance of the 2008 Notes, the convertible hedge transaction in connection with our 2008 Notes and the 2009 Notes’ compound embedded derivative were recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value was recorded in the Condensed Consolidated Statement of Operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net gain of $0.3 million and a net loss of $0.3 million for the three months ended September 30, 2011 and 2010 and net loss of $1.0 million and $1.0 million for the nine months ended September 30, 2011 and 2010 related to the change in fair value of our recorded derivative asset and liabilities.

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

During the three and nine months ended September 30, 2011, we recorded no gain or loss on debt extinguishment as a result of conversions. During the nine months ended September 30, 2010, we recorded a gain on debt extinguishment of $0.6 million. The gain is calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the nine months ended September 30, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the nine months ended September 30, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the converted 2008 Notes and “make-whole” payments.

Net Income (Loss) from Discontinued Operations

As previously noted, on September 2, 2010, we completed the sale of the LC business to BP for net proceeds to us of $96.0 million (including $5 million of the purchase price placed in escrow). As such, the current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations. Revenue and expenses allocated to discontinued operations for the three and nine months ended September 30, 2010 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. Net income from discontinued operations for the nine months ended September 30, 2011 was attributed primarily to net present value adjustments of future rent obligations related to a portion of the Cambridge office space attributed to the LC business.

Loss Attributed to Noncontrolling Interest in Consolidated Entities –Discontinued Operations

For the three and nine months ended September 30, 2010 we were considered the primary beneficiary of Galaxy and consolidated its financial results. As a result, BP’s share of losses in Galaxy are reflected in our Condensed Consolidated Statements of Operations as “Loss attributed to noncontrolling interests in consolidated entities.” Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations on our condensed consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of September 30, 2011, we had an accumulated deficit of approximately $597.8 million.

In early 2011, we undertook restructuring activities in connection with the closure of our Cambridge, Massachusetts office which primarily include a one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs due to executive employment agreements, charges associated with the closure of the leased office space and one-time relocation costs for the employees whose employment positions have been moved to our San Diego location. As a result of the plan, we have achieved, and expect to continue to achieve, operating efficiencies in future periods related to salary and overhead costs related to general and administrative costs. As of September 30, 2011, we have incurred total restructuring expense of $2.9 million and have restructuring accruals of $0.6 million, for which payments are expected to be substantially completed in early 2012.

Capital Requirements

As of September 30, 2011, we had available cash and cash equivalents of approximately $35.7 million, and restricted cash of $5.0 million. Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. In September 2010 we raised approximately $96.0 million net of transaction costs through the sale of our LC business. To date we have used net proceeds of approximately $59.2 million from this transaction for debt retirement. We intend to use the remaining proceeds for continued investment in product development and manufacturing improvement efforts, build-out of our new research and development and corporate headquarters in San Diego, for general corporate purposes, including working capital, and, as appropriate, for additional debt retirement.

As more fully described in Note 3 of our Notes to Condensed Consolidated Financial Statements, the holders of our 2007 Notes aggregating a total of $34.9 million have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest to the redemption date. Assuming this occurs in 2012, based on our current cash resources and 2011 operating plan, our existing working capital will not be sufficient to retire the 2007 Notes. If we are unable to re-finance our 2007 Notes or raise additional capital, we will need to defer, restructure or significantly curtail our operations, issue equity in exchange for our 2007 Notes at substantial dilution to current stockholders, file for bankruptcy, or cease operations.

Balance Sheet

Our consolidated assets have decreased by $48.5 million to $63.3 million at September 30, 2011 from $111.8 million at December 31, 2010. This decrease is primarily attributed to a decrease in cash of $52.3 million attributable primarily to the repurchase of certain of our 2007 and 2009 Notes principal and accrued interest of $39.8 million, payments against 2010 liabilities (including employee cash bonuses) and general operating burn.

Our consolidated liabilities have decreased by $57.6 million to $51.0 million at September 30, 2011 from $108.6 million at December 31, 2010. The decrease is primarily attributable to the reduction in convertible notes carrying value of $53.2 million, primarily from principal repurchases of $39.9 million with a carrying value of $54.0 million and changes in market value of the related derivative liabilities. The remainder of the decrease is attributed to a reduction in accounts payable and accrued expenses of $6.7 million primarily related to timing of cash payments, partially offset by (i) an increase in deferred revenue of $3.0 million due to cash received in advance of revenue recognition most notably the upfront payment related to the Novus collaboration, and (ii) the remaining restructuring accrual associated with the closing of the Cambridge, Massachusetts office space of $0.6 million.

Cash Flows Related to Operating, Investing and Financing Activities

For the nine months ended September 30, 2011 we used $8.6 million to fund our operations compared to $10.1 million for the nine months ended September 30, 2010. Although we had net income of $8.1 million for the nine months ended September 30, 2011, $15.3 million of such amount was related to non-cash gain on debt extinguishment upon repurchase of convertible notes. The remaining change in operating cash flows for the nine months ended September 30, 2011 primarily reflects an increase in accounts receivable and decrease in accounts payable and accrued liabilities due to timing of cash receipts and payments, partially offset by an increase in deferred revenue primarily related to an upfront cash payment received from Novus in June 2011. In addition, during the three months ended September 30, 2011 we received a license fee of $3.25 million for a commercial enzyme candidate that Syngenta Participations AG formally licensed to a third party and assigned to us in conjunction with the separation agreement with Syngenta in 2009.

Our investing activities for continuing operations used net cash of $3.9 million for the nine months ended September 30, 2011 consisting of purchases of property and equipment.

Our financing activities for continuing operations used cash of $38.6 million for the nine months ended September 30, 2011 due to our debt repurchases.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011, including the principal and interest payments for our 2007 Notes, assuming such obligations are not redeemed pursuant to noteholder rights prior to maturity in April 2027 (in thousands):

			Payments due by Period
	Total		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating lease – San Diego(1)	$26,943		$770	$3,657	$5,022	$17,494
Operating lease – Cambridge, net (2)	779		552	227	0	0
Manufacturing costs to Fermic (3)	46,716		18,006	28,710	0	0
License and research agreements	500		70	140	140	150
Convertible Debt:
2007 Notes (principal of $34.9 million and interest of $30.6 million through April 2027 maturity) (4)	65,521	(4)	1,917	3,834	3,834	55,936

Total Contractual Obligations	$140,459		$21,315	$36,568	$8,996	$73,580

(1)	On June 24, 2011, we signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement is for the build out of the space with a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month.

(2)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective on March 31, 2011. We completed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.3 million from October 2011 through September 2012, $0.7 million from October 2012 through September 2013, and $0.2 million from October 2013 through the end of the lease term.

(3)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with thirty months’ notice. This commitment represents thirty months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.

(4)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012, April 1, 2017 and April 1, 2022. If the holders exercise their right to require us to purchase the Notes for cash on April 1, 2012, the total obligation would be $36.8 million, which would include $1.9 million of interest, for the 2007 Notes as of September 30, 2011.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of September 30, 2011, under this agreement our minimum commitments to Fermic were approximately $46.8 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through September 30, 2011, we have incurred costs of approximately $22.3 million for property and equipment related to this agreement, of which $0.5 million we funded in 2011. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. For much of 2010, we limited our marketing activities in line with our manufacturing capabilities. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $1 million of additional capital investments at Fermic during the remainder of 2011. These investments should improve both our yield of enzymes and the profitability of our enzymes over time.

In 2008, we contracted with Genencor, which was at that time was a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If Danisco were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless we may still experience significant excess capacity at Fermic as a result. If Danisco assumed the right to manufacture Phyzyme® XP phytase and we were unable to absorb or otherwise reduce the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of September 30, 2011.

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

Effective January 1, 2011, in conjunction with the adoption of a new accounting pronouncement, for multiple deliverable agreements, including contract manufacturing agreements and license agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable.

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

Interest Rate Exposure

As of September 30, 2011, all of our outstanding debt obligations were comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

Foreign Currency Exposure

We engage third parties, including Fermic, our contract manufacturing partner in Mexico City, to provide various services. From time to time certain of these services result in obligations that are denominated in other than U.S. dollars.

Additionally, under our manufacturing and sales agreement with Danisco, we sell our Phyzyme® XP phytase inventory to Danisco at our cost and, under a license agreement, receive a royalty equal to 50% of Danisco’s profit from the sale of the product, as defined, when the product is sold to Danisco’s customer. This profit share is denominated in other than U.S. dollars and is converted to U.S. dollars upon payment. Consequently, our reported revenue may be affected by fluctuations in currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934, as amended, or Exchange Act, reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based on such evaluation, such officers have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Class Action Shareholder Lawsuit

In June 2004, the Company executed a formal settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits in which similar complaints were filed by plaintiffs against hundreds of other public companies that conducted an Initial Public Offering, or IPO of their common stock in 2000 and the late 1990s, or the IPO Cases. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” The Company is not one of the six focus cases. Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of the plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation of the parties and will not be finally approved. On or about August 14, 2007, plaintiffs filed amended complaints in the six focus cases, and thereafter moved for certification of the classes and appointment of lead plaintiffs and lead counsel in those cases. The six focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement to be published and mailed. The District Court held a final fairness hearing on September 10, 2009. On October 6, 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, objecting to the District Court’s final approval order and, in particular, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases. Beginning on October 29, 2009, a number of shareholders also filed direct appeals to the second circuit, objecting to final approval of the settlement. All but one of the appeals were eventually dismissed, and the second circuit thereafter remanded to the district court for a determination whether the final shareholder appellant is a class member with standing to appeal. In August 2011, the district court found that the final shareholder was not a member of the class. In September 2011, the shareholder filed a notice of appeal of the district court’s determination. If that determination is affirmed on appeal, or if the shareholder is found to have standing and the settlement is thereafter affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance

The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the objecting shareholders are seeking to challenge the settlement on appeal, the ultimate outcome of this matter cannot be predicted.

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

We will need to refinance our 2007 Notes, or raise more money to pay down our 2007 Notes and to continue to fund our business. Our capital requirements in 2011 and beyond will depend on several factors, including:

•	The election of any or all of our noteholders to require us to repurchase the 2007 Notes, pursuant to the exercise of their respective put options in April 2012, 2017, and 2022;

•	Our ability to retire/refinance existing indebtedness;

•	The level of research and development investment required to maintain our technology leadership position;

•	Our ability to borrow from Comerica under our existing credit lines;

•	The capital required to build out our new facility in San Diego;

•	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	The success rate of our discovery efforts associated with milestones and royalties;

•	Our ability to successfully commercialize products developed independently and the demand for such products, including our existing products;

•	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	Costs of recruiting and retaining qualified personnel; and

•	Our possible acquisition or licensing of complementary technologies or acquisition of complementary businesses.

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

If we are unable to raise more money or refinance our 2007 Notes, we will have to implement one or more of the following remedies:

•	issue equity in exchange for all or a portion of our 2007 Notes at substantial dilution to current stockholders;

•	reduce our capital expenditures;

•	further scale back our development of new enzyme products;

•	significantly reduce our workforce;

•	sell some or all of our assets;

•	seek to license to others products or technologies that we otherwise would seek to commercialize ourselves; and/or

•	curtail or cease operations.

*We may not have adequate funds to pay interest on our 2007 Notes, or to purchase the 2007 Notes on required purchase dates or upon a fundamental change in our business.

In April 2007, we completed the sale of $120 million of 2007 Notes, the terms of which include provisions whereby on each of April 1, 2012, April 1, 2017 and April 1, 2022, holders of the 2007 Notes may require us to purchase, for cash, all or a portion of their 2007 Notes at 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, that date. As of September 30, 2011, approximately $34.9 million of the 2007 Notes remained outstanding. If a “fundamental change,” which is defined in the indenture related to the 2007 Notes, occurs, holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes. We may not have sufficient funds to pay the interest, purchase price or repurchase price of the 2007 Notes when due in 2027, or earlier if the 2007 noteholders exercise their put options on April 1, 2012, April 1, 2017, or April 1, 2022 or in connection with any “fundamental change.” In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” Those agreements may also make our repurchase of 2007 Notes in an event of default under the agreements. If we fail to pay interest on the 2007 Notes or to purchase or repurchase the 2007 Notes when required, we will be in default under the indenture for the 2007 Notes which may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

*Conversion of the 2007 Notes, exercise of our outstanding warrants, anti-dilution adjustments that may occur under certain of our outstanding warrants and will dilute the ownership interest of existing stockholders.

The conversion or exercise of some or all of the 2007 Notes and/or the warrants related to the issuance in 2008 of our 8% Senior Convertible Notes due April 1, 2012 (all of which were repurchased by us in 2010) payment of interest, could significantly dilute the ownership interests of existing stockholders. In April 2008, the conversion price of the 2007 Notes decreased from $97.92 per share to $76.80 per share, based on a reset provision contained in the 2007 Notes. These resets and other reductions in the applicable conversion prices for the 2007 Notes have caused, and will continue to cause, additional shares to be issued upon conversion of these instruments compared to the number of shares initially issuable upon such conversions.

The warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes or exercise of our outstanding warrants, could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes may encourage short selling by market participants because the conversion of the 2007 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes into shares of our common stock could depress the price of our common stock.

*Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of September 30, 2011, which includes the 2007 Notes, was approximately $34.9 million, representing approximately 74% of our total capitalization as of such date.

Our level of indebtedness could have important adverse consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 2007 Notes;

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

Excluding our non-cash gains related to our debt repurchases in 2011, we have typically incurred net losses from our continuing operations since our inception. As of September 30, 2011, we had an accumulated deficit of approximately $597.8 million. We expect to continue to incur additional losses for the foreseeable future.

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

Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from Danisco, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

*If Danisco exercises its right to assume manufacturing rights of Phyzyme® XP phytase, we may experience significant excess capacity at Fermic which could adversely affect our financial condition.

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

*Significant fluctuations in commodity availability and price, or a change in the use of production facilities that use our enzymes, could have a negative effect on demand for our enzymes.

Our product lines may be directly or indirectly dependent upon the pricing of commodities and, therefore, may be subject to changes in availability and price of such commodities such as corn, wheat and ethanol in our grain processing product line; soy beans and soy bean oil in our oilseed processing product line; and poultry and phosphorous in our animal nutrition and health product line. Competitive conditions, governmental restrictions, natural disasters and other events could limit the production of our customers’ products that use our enzymes. As a result, the price and availability of the raw materials used, or the end products which our enzymes are used to produce, may fluctuate substantially, and could significantly impact both the demand for, and average sales price of, our enzymes.

In addition, our customers may have alternative uses for the production facilities they use to manufacture the end products which our enzymes are used to produce. Such uses may require reduced volumes of our enzymes, or may not require our enzymes at all. Any change in the use of production facilities that currently use our enzymes to manufacture products could significantly impact the demand for, and average sales price of, our enzymes.

Any of these factors may materially and adversely affect our business, financial conditions and results of operations.

*Because a significant portion of our revenue comes from a few large customers, any decrease in sales to these customers could harm our operating results.

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the nine months ended September 30, 2011, our four largest largest customers accounted for approximately 69% of product revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

*The existing global economic and financial market environment has had and may continue to have a negative effect on our business and operations.

The existing global economic and financial market environment has caused, among other things, lower consumer and business spending, lower consumer net worth, a general tightening in the credit markets, and lower levels of liquidity, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers have been severely affected by the current economic turmoil. Current or potential customers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected.

Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See “—Risks Related to Financing Activities” below for a discussion of additional risks to our liquidity resulting from the current economic and financial market environment.

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

We manufacture a majority of our commercial enzyme products through a manufacturing facility in Mexico City owned by Fermic. As a result, we are subject to the general risks of doing business outside the U.S., particularly Mexico, including, without limitation, work stoppages, transportation delays and interruptions, political instability, organized criminal activity and violence, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of health risks like the recent outbreak of swine flu. There can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

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

Historically, we have relied upon a number of strategic partners, including those with Bunge Oils, Novus International Inc, or Novus, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, or Danisco (now part of DuPont), and WeissBioTech GmbH (formerly Add Food Services GmbH), to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, Danisco has accounted for a significant percentage of our product revenue. However, Danisco is under no obligation to continue to market Phyzyme® XP phytase and may introduce competing or replacement products at any time. Danisco represented approximately 53% and 50% of total product revenues for the three and nine months ended September 30, 2011. Under our agreement with Danisco, we receive a royalty equal to 50% of Danisco’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by Danisco. We have limited visibility into Danisco’s sales or operating profits related to Phyzyme® XP phytase. During the nine months ended September 30, 2011, we experienced a decrease in the royalty as compared to the same period in the prior year and may continue to experience future declines that would negatively impact our product revenue and gross profit.

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

*We should be viewed as an early stage company with limited experience bringing products to the marketplace.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in an early stage of development and commercialization. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 14 of our own products, including our Purifine® PLC, Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ xylanase, and Luminase® PB-100 enzymes. In addition, five of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation Cargill Health and Food Technologies, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we may continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

*If the volatility in the United States and global equity and credit markets and the decline in the general world economy continue for an extended period of time, it may become more difficult to raise money in the public and private markets and harm our financial condition and results of operations.

The United States and global equity and credit markets have recently been extremely volatile and unpredictable, reflecting in part a general concern regarding the global economy. This volatility in the market affects not just our stock price, but also the stock prices of our collaborators. In addition, this volatility has also affected the ability of businesses to obtain credit and to raise money in the capital markets. If we or our collaborators are unable to obtain additional credit or raise money in the capital markets, we may not be able to continue to fund our current research and development projects, fund our current products, or otherwise continue to maintain or grow our business.

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

*Our building sublease in San Diego will expire within the next 10 months, and we will be required to relocate our research and development and corporate operations to our newly leased facility.

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

If appropriate opportunities become available, we may consider acquiring businesses, assets, technologies, or products that we believe are a strategic fit with our business. As of September 30, 2011, we have no commitments or agreements with respect to any material acquisitions. If we further pursue such a strategy, we could:

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and November 8, 2011, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on September 30, 2011 was $2.40, and the closing price of our common stock on November 8, 2011 was $2.46. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to retire the 2007 Notes, if necessary, to fund our operations and pursue our business plan;

•	future royalties from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	developments involving our 2007 Notes;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock or other capital-raising activities;

•	issuance of shares by us, and sales in the public market of the shares issued, upon conversion of the 2007 Notes or exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 24% of our outstanding common stock as of September 30, 2011. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2011, we had 12,611,436 shares of common stock outstanding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws – filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Bylaws of Verenium Corporation – filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company – filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, as amended, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended – filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101†	The following financial statements and footnotes from the Verenium Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: November 14, 2011	/S/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)