Form 10-K
period 2011-12-31
VERENIUM CORP
filed 2012-03-05
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011; or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $19.5 million.*

The number of shares outstanding of the Registrant’s common stock was 12,610,429 as of March 1, 2012. The Registrant has no non-voting stock outstanding.

*	Based on the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 30, 2011 of $1.75 per share. Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 30, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

VERENIUM CORPORATION

FORM 10-K

For the Year Ended December 31, 2011

Forward Looking Statements

Except for the historical information contained herein, the following discussion, as well as the other sections of this report, contain forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

Forward-looking statements applicable to our business generally include statements related to:

•	our ability to repay outstanding debt upon maturity of $34.9 million face amount of our 5.50% Convertible Senior Notes due 2027, or 2007 Notes, which we expect to become due April 2012;

•	our ability to negotiate and enter into definitive agreements related to a financing or sale transaction;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	our ability to continue as a going concern;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins;

•	our strategy;

•	our ability to improve manufacturing processes and increase manufacturing yields in order to improve margins and enable us to continue to meet supply demand from customers;

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of our products;

•	our expected future research and development expenses, sales and marketing expenses, and general and administrative expenses;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our ability to continue to expand internationally;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements and licenses granted to third parties and our ability to maintain existing or enter into new collaborative relationships with third parties;

•

the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock (including in connection with conversion of our convertible notes) or equity-linked securities;

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund our required repayment of our 2007 Notes on April 2, 2012 and our operations and continue as a going concern, risks involved with our ability to negotiate and enter into definitive agreements related to a financing or sale transaction, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled “Risk Factors.”

Trademarks

Verenium, the Verenium logo, The Energy of Nature, Cottonase, Fuelzyme, Luminase, Purifine, Pyrolase, Vereflow, Veretase, Xylathin, and Diversa are registered trademarks or trademarks of Verenium Corporation in the U.S. and/or other countries.

DirectEvolution, GigaMatrix, GeneReassembly, Gene Site Saturation Mutagenesis, GSSM, and PathwayLibraries are in-licensed trademarks of BP. Phyzyme is a trademark of Danisco Animal Nutrition. This report also refers to trade names and trademarks of other organizations, each of which is the property of its respective owner.

PART I

ITEM 1.	BUSINESS.

Company Overview

We are an industrial biotechnology company with recognized market-leading technology, which we use to develop and commercialize high performance enzymes for use in a broad array of industrial processes.

Enzymes are proteins that act as biological catalysts. Without enzymes, biological processes would occur too slowly to sustain life. Enzymes have tremendous catalytic power, speeding up chemical reactions by as much as 10 17 -fold, and can also be highly selective. In industrial applications, enzymes are versatile catalysts, operating under a wide range of temperatures, pressures, and pH levels, and effecting highly specific reactions at accelerated rates, though they are used in very small quantities. As a result, enzymes in small doses can improve the economics in a variety of industrial processes while reducing the environmental impact of manufacturing, reducing energy usage, waste, and consumption of chemicals and water.

We manufacture and market our proprietary enzyme products in the fields of animal health and nutrition, grain processing, oilseed processing, oilfield services and other industrial processes such as pulp and paper and textiles, to enable higher throughput, lower costs, and improved environmental outcomes. Our product pipeline consists of a well-defined series of innovative candidates which target needs in the existing markets we serve as well as existing enzyme markets where we do not currently sell products, such as food ingredients. While we focus our current research and development efforts on supporting commercial products and developing future enzyme products, we believe our technologies and research and development capabilities could also enable us to develop other potential applications, such as the production of low-cost, biomass-derived sugars for a number of major industrial opportunities, including advanced biofuels and bioproducts.

Through our independent and collaborative research and development programs, we have developed commercial enzyme products across multiple markets. Currently, we market ten commercial enzyme products, either independently or in collaboration with our partners. In addition, we have developed a pipeline of enzyme product candidates that we expect to launch independently and/or in collaboration with strategic partners over the next several years.

The following table lists the ten commercial enzyme products in our product portfolio, markets served, the estimated market sizes, and our partners.

Figure 1. Current Enzyme Product Portfolio

We market our enzymes through a combination of our direct sales force and marketing and distribution agreements with our collaborative partners. Danisco Animal Nutrition, or Danisco, which was acquired in 2011 by E. I. du Pont de Nemours and Company, or DuPont, has been our largest customer for the past several years. Danisco accounted for approximately 54%, 65%, and 75% of our product revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011, we generated $56.0 million in enzyme product revenues. Through a combination of increased sales and penetration of existing enzyme products, as well as the launch of new enzyme products, we expect to increase product revenues and related gross margins during the next several years, sufficient for our business to become profitable.

The Industrial Enzyme Market Opportunity

According to our recent research, the current industrial enzyme market is estimated to be greater than $3 billion and growing at an annual rate of 7%. We estimate that the addressable market for our current commercial products is approximately $1.4 billion. In addition to this estimated base of $3 billion from existing markets for enzyme products, new markets for enzymes continue to be created as companies apply biology to industrial processes traditionally addressed through chemistry.

We sell, and will continue to develop, biological products for both traditional enzyme markets where enzymes have been used for many years, as well as new markets where enzymes have not traditionally been applied, frequently working with industry partners to generate the awareness and the performance data to support the market development.

Strategy

Our strategy is to establish a sustainable, high-growth profitable company by using our enzyme technologies to develop and sell products that improve the performance and economics of industrial processes, as well as leveraging our technologies and expertise in newly developing markets. The core elements of our strategy within our enzyme business include:

•

Growing Our Commercial Product Sales: We currently sell our products primarily through five product lines: animal health & nutrition, grain processing, oilseed processing, oilfield services and other industrial processes. We intend to grow our sales of commercial products to these markets by capturing a portion of the growth in the broader enzyme markets, by targeting new customers for our products and by launching new products to address market needs.

•

Optimizing Our Product Manufacturing: We intend to improve the productivity of our enzyme manufacturing capabilities, to lower our costs and/or increase our product volumes through a continuous process of seeking manufacturing improvements, as well as making targeted capital investments in equipment together with Fermic, our contract manufacturing partner in Mexico.

•

Commercializing Our Product Pipeline: We intend to advance product candidates from our pipeline through the processes required, such as development and regulatory approval, so we can commercialize new enzyme products either in our current product lines or for new industrial sectors.

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

•

Targeting Investments in Advanced Biofuels & Bioproducts: We intend to develop opportunities to target our existing enzyme products, or to use our technology to develop new products for the growing advanced biofuels and bioproducts markets.

Technology Platform

Technology Overview

Our technology allows us to discover and evolve high performance enzymes that we may further develop and some of which ultimately become our commercial products. We use unique, proprietary genomic technologies to directly extract microbial DNA from samples such as soil or water harvested from diverse environments around the world. The extracted DNA is used to construct large expression libraries that encompass over a million different microbial species. We then mine this private collection of billions of microbial genes using activity-based assays and our suite of advanced robotic screening systems to identify product candidates. These novel enzymes can then be further optimized for commercial use by applying our industry-leading laboratory evolution platform, called DirectEvolution® technology. We have a fully-paid, perpetual license to these discovery and evolution technologies from BP Biofuels North America, or BP, which we entered into in connection with the sale of our ligno-cellulosic ethanol business, or the LC business, to BP in 2010. By combining our discovery approach with laboratory evolution technologies, we have successfully developed and commercialized a portfolio of novel, high-performance enzyme products.

Figure 2. Verenium’s Enzyme Discovery and Evolution Platform

Discovery Technology

Our discovery program begins with access to biodiversity. Microbes, such as bacteria and fungi, are the world’s most abundant and varied organisms and can be found in almost every ecosystem. Through generations of natural selection, microbes living in diverse environments have developed broad characteristics that give them the ability to survive in extreme temperatures and to thrive in a variety of acidic, caustic, high or low salt environments. This evolutionary process produces highly diverse genetic material in the microbial world and we have tapped into this vast genetic resource to discover novel enzyme products. Through years of bioprospecting, our teams have collected small samples such as soil and water from environments as varied as volcanoes, deep sea hydrothermal vents, rain forests, soda lakes, deserts, and the extreme cold tundra. These samples are the source material for potential products for industrial processes. We extract microbial DNA directly from collected samples to avoid the slow and often impossible task of culturing individual microbes in a laboratory. Utilizing ultra high-throughput screening technologies, we then mine our collection of billions of microbial genes in search of unique enzymes. By comparison, most of our competitors are limited to culturing living organisms from environmental samples. Because most organisms in a given environmental sample will not grow under laboratory conditions, this approach extracts less than 0.1 percent of the biodiversity available compared with that obtainable using our DNA extraction and screening methods.

Ultra High Throughput Screening Capabilities

Our approach for discovering novel enzymes generates large collections of microbial genes, called gene libraries. Similarly, our laboratory evolution technologies used for the optimization of enzymes and other proteins also generates large and potentially valuable gene libraries. We use an array of automated, ultra high-throughput screening technologies to mine these large libraries for novel biomolecules. These systems are designed to screen for biological activity, known as expression-based screening, as well as for targeted DNA sequences of interest, known as sequence-based screening. An example of one of our key screening technologies is the GigaMatrix® ultra high-throughput screening platform. The GigaMatrix® ultra high-throughput screening platform is capable of screening one billion clones per day through the use of state-of-the-art robotics and high-density sample plates. Typical screening systems used by other organizations use disposable 96-, 384-, or 1536-well plates within a standard 3.3” x 5” footprint. GigaMatrix® plates, using the same footprint, contain from 400,000 up to one million wells per plate, each well being the diameter of a human hair. The increased density of wells greatly enhances our ability to rapidly identify novel enzymes and proteins from large and complex gene libraries. In addition, the GigaMatrix® plates are reusable and require only miniscule volumes of reagents, making ultra high-throughput screening highly cost-effective.

Enzyme Evolution Technology

The discovery technologies described above enable us to find the best enzymes in nature well-suited for a particular application. In many cases, these novel enzymes meet the specifications to advance into commercial development. In other cases they provide starting points for further optimization using laboratory evolution methods.

We utilize unique gene evolution technologies that enable efficient optimization of proteins at the DNA level. Our suite of DirectEvolution® technologies provides significant competitive advantages, including the most comprehensive and non-biased gene evolution platform, the ability to make fine changes across an entire gene and the flexibility to reassemble the widest variety of genes with ultimate precision. Our technologies enable the modification of gene sequences to achieve not only increased protein performance such as activity, selectivity, and stability, but also other desirable qualities such as increased expression and enhanced product shelf-life for more efficient enzyme product manufacturing.

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

Applications and Technical Service Capabilities

We deploy lab scale simulations to assist customers in trouble-shooting and improving their operations. For example, customers send us samples of their particular grain feedstocks or mixtures of grains they intend to process into ethanol and we run bench-top liquefactions and fermentations to verify the performance of our enzymes and the optimal conditions for the specific samples provided. For oilseed processing customers, we evaluate samples taken at various points in the process and provide analytical data to our customers who use it to optimize equipment performance or process conditions and resolve processing problems.

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

Our Gene Expression Capabilities

Since our approach to enzyme discovery does not involve culturing organisms from an environmental sample, our lead enzymes usually come from unknown organisms. Therefore, we have developed the skills required to perform heterologous expression, which is modifying commercially relevant production organisms to express our targeted genes at high levels for commercial production. We are a world leader in heterologous expression and use a suite of bacterial and fungal expression systems. Through 15 plus years of experience in gene expression, we have developed decision trees for different lead enzymes by the systematic application of a wide range of expression technologies. The result is the ability to express novel genes at high levels which provides a basis for low cost commercial production.

Figure 3. Verenium’s Technologies

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business. As of December 31, 2011, we owned 209 issued patents relating to our technologies and had 232 patents pending. Also, as of December 31, 2011, we either jointly owned or in-licensed from BP, 124 patents and 143 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. In addition, we also have the right to file patent applications and own other intellectual property rights to improvements we create relating to our discovery and evolution technology, as well as any newly developed discovery and evolution technology. We also in-license more than 50 patents from other third parties that we believe strengthen our ability to efficiently manufacture our products.

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

Our products are organized into five primary product lines:

•	Animal health and nutrition;

•	Grain processing;

•	Oilseed processing;

•	Oilfield services; and

•	Other industrial processes.

For each of these product lines, we have a combination of both enzyme products that either we or our collaborative partners are currently selling commercially, and pipeline candidates that we are developing.

Animal Health & Nutrition Product Line

Our animal health & nutrition product line includes our product Phyzyme® XP phytase, which we developed and market through a collaboration with Danisco Animal Nutrition.

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

We developed Phyzyme® XP phytase to improve the bioavailability of phosphorus and other nutrients in grains which promote growth, bone strength and reproduction. In addition, since usage of inorganic phosphorus is reduced when using phytase enzymes, there is a beneficial environmental outcome as well. We estimate the addressable global market for this product to be approximately $310 million annually.

We continually evaluate additional enzymes in our portfolio as future additions to this product line and in June of 2011, we entered into a strategic collaboration with Novus International Inc., a leading manufacturer of animal and human nutrition and health products, to jointly develop and commercialize globally a suite of new enzyme products from our late-stage product pipeline in the animal nutrition and health area.

Grain Processing Product Line

With our portfolio of grain processing enzymes, customers can convert various sources of starch-based mashes and slurries derived from corn, milo/sorghum, potato, rice, wheat and cassava into sugars that can be used to produce both fuel and beverage ethanol and high fructose corn syrup.

Our grain processing product line includes four enzyme products. We sell both Fuelzyme® alpha-amylase and DELTAZYM® GA L-E5 glucoamylase to corn ethanol plants, making us a “one-stop-shop” for the key enzyme needs of these customers. We sell Xylathin® xylanase to fuel ethanol producers, primarily in Europe, who use cereal grains as inputs. We sell Veretase® alpha-amylase to high fructose corn syrup manufacturers and the beverage ethanol industry.

Fuelzyme® alpha-amylase is a high performance enzyme for starch liquefaction, or the conversion of a solid or gas into a liquid, in the production of fuel ethanol. We discovered and evolved this enzyme, and sell it directly through our own sales force in the US and Canada, and internationally through distributors.

Some of the product benefits of Fuelzyme® alpha-amylase include:

•	Increases operational flexibility;

•	Increases fuel ethanol yields due to improved starch conversion;

•	Reduces glucoamylase usage; and

•	Reduces or eliminates sulphuric acid and ammonia costs.

Discovered from genetic material sampled near hydrothermal vents on the ocean floor, Fuelzyme® alpha-amylase has been evolved to perform at temperatures up to 230 degrees Fahrenheit, and over a broader range of pH when compared to competitive products. This translates into greater operating flexibility for ethanol producers using our product, and savings from reducing or eliminating chemicals typically used to adjust pH. Fuelzyme® alpha-amylase’s high degree of activity enables lower enzyme dosage, reducing customers’ enzyme costs.

We estimate the global addressable market for our Fuelzyme® alpha-amylase to be approximately $150 million annually.

DELTAZYM® GA L-E5 enzyme is a high activity glucoamylase (GA) with specific side activities for effective saccharification, or the conversion of starch to sugars, in fuel ethanol production. DELTAZYM® GA L-E5, is designed to provide optimum ethanol yields in fuel ethanol production resulting in cost performance benefits.

Some of the product benefits of DELTAZYM® GA-LE include:

•	Contains standardized enzyme side activities that improve fermentation performance;

•	Demonstrated high ethanol yields at industrial scale;

•	Operates over a broad pH and temperature range allowing for enhanced operational flexibility;

•	Demonstrated improved fuel ethanol yields when used in combination with Fuelzyme® alpha-amylase; and

•	Competitively priced while providing superior performance.

DELTAZYM® GA L-E5 is a registered product of WeissBioTech GmbH and is distributed in the USA by Verenium. We estimate the global addressable market for DELTAZYM® GA L-E5 to be approximately $200 million annually.

Xylathin® xylanase is designed to improve the efficiency and economics of fuel ethanol production from cereal grains. The product contains an enzyme that rapidly reduces viscosity, prior to and during liquefaction. The thermal tolerance and broad pH range of Xylathin® enzyme enables use over a wide range of process conditions.

Some of the product benefits of Xylathin® xylanase include:

•	Low effective dose;

•	Increased viscosity reduction; and

•	Broad temperature and pH range.

We estimate the global addressable market for Xylathin® xylanase to be approximate $10 million annually.

Veretase® alpha-amylase is an enzyme developed for liquefaction of starch for the manufacture of high fructose corn syrup or beverage ethanol. Veretase® alpha-amylase is highly effective over a wide temperature and pH range, simplifying operations and displaying viscosity reduction.

Some of the product benefits of Veretase® alpha-amylase include:

•	Increased viscosity reduction at a lower effective dose;

•	Improved activity at higher temperatures and over a broad pH;

•	Increased ethanol yields due to improved starch conversion; and

•	Reduction or elimination of sulphuric acid and ammonia costs.

We estimate the global addressable market for Veretase® alpha-amylase to be approximately $50 million annually.

Oilseed Processing Product Line

We have developed, either independently or through our collaborations, enzyme products and product candidates to create new value in the vegetable oil market. The United States Department of Agriculture and other agencies estimate that in 2010-2011 at least 75 million metric tons of high-phosphorus vegetable oils were produced from soybeans, rapeseed, canola and sunflower. These oil products are used as cooking and salad oils, for edible fat production, as feedstocks for biodiesel production, or as raw materials for surfactant, lubricant and bio-based chemicals industries. Currently, our primary market for Purifine® PLC is oil produced from soybeans.

Purifine® phospholipase C (PLC) is a novel enzyme that enables an innovative approach to crude oil processing by significantly improving crude oil degumming, one of the earliest process steps in the refining of high-phosphorus vegetable oils. Our Purifine® PLC enzyme offers edible oil and biodiesel producers a way to improve yields and overall processing economics.

Vegetable oil production from oilseed processing relies largely on mechanical and chemical processes. Crude oil is extracted from oilseeds by use of solvents or mechanical presses. The crude oil is then purified through several steps, including degumming, refining, bleaching and deodorization, in order to attain taste, color and stability targets in the final oil product.

Crude oil degumming is the removal of phospholipid-associated phosphorus impurities, and can result in substantial yield losses. Purifine® PLC enables an improved approach to crude oil degumming, by simultaneously removing phospholipid impurities and increasing the yield gain of degummed oil, when compared to water degumming, crude refining or other degumming enzyme alternatives.

Purifine® PLC is a kosher product that has been approved in the U.S. and other geographies as a processing aid in the degumming step of edible oil processing. We estimate the addressable global market for Purifine® PLC in the production of edible oils and biodiesel to be approximately $350 million annually. We market this product directly, and promote adoption of this product through partnerships with Alfa Laval and Desmet Ballestra, leading engineering firms serving the oilseed processing industry.

Some of the product benefits of Purifine® PLC include:

•	Increased oil yield during the degumming of high-phosphorus seed oils;

•	Increased process reliability and overall operational flexibility;

•	Reduced chemicals and water usage;

•	Implementation costs are quickly paid back through yield gains; and

•	Process is compatible with most current refining operations.

Oilfield Services Product Line

Our Oilfield Services product portfolio includes two differentiated enzyme products that yield superior results in the oil and gas industry, servicing field operations for hydraulic fracturing as well as reservoir clean-up. Our uniquely tailored enzymes perform under the extreme temperatures and pH conditions found downhole, selectively acting on the intended targets without damage to the environment, equipment or the surrounding formation. Our enzyme solutions provide biodegradable and safe alternatives to conventional chemicals often used in oilfield operations, improve production processes, and importantly, preserve the environment. Sales to date from our oilfield services product line have been mimimal.

Pyrolase® cellulase is a broad spectrum enzyme which can be employed in a variety of industrial applications as it operates at higher pH and temperatures than conventional enzymes of this class. In the hydraulic fracturing of oil wells, it is useful for the breaking (or hydrolysis) of gel-based polymers composed of carbohydrates such as guar gum, derivatized guar and carboxymethyl cellulose, replacing hazardous chemicals conventionally used in this application. In a gel-based fracturing job the fracturing fluid containing the polymer is injected into the well under high pressure. These fluids contain polymers such as guar or carboxymethyl cellulose that increase the viscosity of the fluid and help carry the proppant to the fissures. Once the gel-based fluids complete their function of carrying the proppant to the fissures, they need to be hydrolyzed, or ‘broken’ as known in the industry, and removed from the well so that the hydrocarbons can flow to the wellhead. Pyrolase® cellulase breaks down the polymers of guar and similar gums and helps clean up a well for enhanced productivity. This product provides an efficient and more environmentally friendly alternative to the conventional chemical breakers that often pose serious corrosion and safety hazards.

Some of the product benefits of Pyrolase® cellulase include:

•	Improved performance at a wide range of operating conditions;

•	Cycle time is easily controlled by varying enzyme loading;

•	Easy to use liquid formulation;

•	Replaces hazardous chemicals, safe to use; and

•	No environmental impact and 100% bio-degradable.

We estimate the global addressable market for Pyrolase® cellulose for hydraulic fracturing to be approximately $250 million annually, which includes the market for chemicals that could be replaced by enzymes like Pyrolase® cellulose.

VereflowTM alpha-amylase is a unique enzyme that addresses the removal of filter cake from the wellbore wall, a critical step in the drilling completion process. Laboratory and field tests have shown the effectiveness of VereflowTM alpha-amylase in breaking down filter cake created by starch-based drilling muds. Using VereflowTM alpha-amylase to break down the polymer structures of filter cake is easy and convenient (no specialized equipment is required), and safe for the operator and the environment. This product has been shown to remove filter cake by a non-aggressive chemical reaction. This performance contrasts sharply with conventional approaches, such as the use of hydrochloric (HCI), which reacts aggressively with calcium carbonate (CaCo3) reservoirs and is suspected of creating wormholes that lead to formation damage and blockage of formation pores. This in turn, can restrict the flow of hydrocarbons to the wellbore and limit well productivity.

Some of the product benefits of VereflowTM alpha-amylase include:

•	Performs at higher temperatures and across a wider range of operating conditions than competitive products;

•	Operational flexibility allows for easier operation without a loss of productivity through the normal process variability if day-to-day drilling operations;

•	Easy and convenient use with no specialized equipment requirements; and

•	Replaces hazardous chemicals making it safer for use by the operator and for the environment.

We estimate the addressable U.S. market for VereflowTM alpha-amylase to be approximately $20 million annually, which includes the market for chemicals that could be replaced by enzymes like VereflowTM alpha-amylase. We began marketing VereflowTM alpha-amylase in the first quarter of 2012.

Other Industrial Processes Product Line

We currently include two enzymes in our other industrial processes product line. In these markets, our enzymes are intended to replace or reduce the use of harsh chemicals that have traditionally been used in the applicable industrial process.

Our Cottonase® enzyme is used for textile processing and our Luminase® PB-100 xylanase is used in the pulp and paper industry. We estimate the total addressable global market for these enzyme products to be approximately $10 million with potential to be significantly larger.

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

Adjacency Opportunities

As part of our development and commercialization strategy, we are also actively exploring adjacency opportunities within our current portfolio of commercialized products. Through this approach, we seek additional applications for existing products in new markets that require minimal incremental development costs, limited additional regulatory requirements and allow for a more rapid time to market. Recent examples of our success in this area include the 2011 launch of our VereflowTM alpha-amylase product for oilfield services, in particular the removal of filter cake in the drilling process. VereflowTM was a repurposing of our Fuelzyme® alpha-amylase product. In 2009 we launched our Xylathin® xylanase enzyme in fuel ethanol. Our Xylathin® xylanase enzyme was a slight reformulation of our Luminase® PB-100 enzyme product. Also in 2009, we also launched Veretase® alpha-amylase in the beverage ethanol market. Veretase® alpha-amylase was a slight repurposing of our Fuelzyme® alpha-amylase product.

Product Pipeline

Pipeline Overview

We have a pipeline of enzyme product candidates in various stages of development. Our pipeline currently includes product candidates for animal health and nutrition, grain and starch processing, oilfield services and oilseed processing markets. Over time, we plan to commercialize products from the pipeline, and regularly add new projects to the pipeline to seek to provide future growth for the company beyond our current commercial products.

We estimate that each product candidate requires $3 million to $5 million in total development costs, including regulatory approvals which are a significant portion of this total, and typically require a total of four-to-six years to reach market. The regulatory approval component included in this timeframe is typically 18 to 24 months, but can be longer and depends on several variables, such as intended use, where products intended for human consumption, for example, require more testing than industrial applications. Also, regulatory requirements are country-specific.

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

Late-Stage Pipeline Candidate Collaborations

We have several pipeline product candidates that were developed in collaboration with Syngenta Participations AG, and upon completion of that collaboration in 2010, we obtained rights to an array of proprietary biomolecules expressed microbially, several of which were well advanced in their development. Among the biomolecules included in this agreement and now in our product pipeline are alpha amylases and glucoamylases for starch processing in biofuels production; thermostable phytases for use in the animal feed industry; and xylanases and beta-glucanases also for use in the animal feed industry. Following the sale of our LC business to BP in 2010, these biomolecules are either jointly owned with BP or licensed to BP, and BP has the right to obtain ownership of them if Syngenta consents, after which we would receive a non-exclusive license

In June 2011, we entered into a collaboration agreement with Novus International Inc., a leading manufacturer of animal and human nutrition and health products, to jointly develop and commercialize a suite of new enzyme products from our product pipeline in the animal health and nutrition area. These enzymes include a phytase, xylanase and beta-glucanase from the previous collaboration with Syngenta and each of these candidates are in the late-stage development phase. Through our collaboration with Novus, we plan to initially target the poultry, swine, beef, dairy, aquaculture and companion animals markets. In January 2012, we announced the selection of a next-generation phytase as the first enzyme candidate from this strategic collaboration to advance toward commercialization.

We also have a partnership with Bunge Oils, a part of Bunge North America, where we have developed and licensed to Bunge a high performance lipase enzyme for the production of edible oil products with enhanced nutritional profiles. This lipase enzyme is currently in the late-stage development phase and has entered into the regulatory approval stage. Commercial launch of this product is pending appropriate regulatory approvals in target markets.

In addition, we have a second collaboration with Bunge Oils for the development of our pipeline enzyme products. Through a 2007 agreement with Bunge, we developed and launched our Purifine® phospholipase C (PLC) product for oilseed and biodiesel production. As part of this agreement, Bunge continues to contribute funding for the development of our next-generation PLC enzyme for oilseed and biodiesel production, which is currently in the regulatory approval stage of development. Commercial launch of this product is pending appropriate regulatory approvals in target markets.

Figure 4. Verenium’s Development Pipeline

For the years ended December 31, 2011, 2010 and 2009, we spent $11.0 million, $6.2 million and $5.8 million on research and development activities.

Manufacturing

We currently produce our products through manufacturing partnerships. Our manufacturing strategy is to achieve low cost through economies of scale with low capital investment, by entering into contract manufacturing relationships with qualified third parties, and to add capacity as needed to support the growth of the business. Our strategy is to invest in specialized equipment required for our products while our partners provide the majority of the fermentation equipment and plant infrastructure required for production of our enzyme products. We assure quality standards by providing specifications for raw materials and finished product, protocols for product quality testing and by monitoring and auditing of in-process and finished product quality control. Further, we maintain sufficient in-house engineering and operational expertise to provide engineering support to operations and projects, to schedule production to meet expected demand, and to develop manufacturing protocols for transferring pilot-scale processes to commercial scale.

We have developed various capabilities required to support commercial scale manufacturing. We currently utilize a pilot fermentation and recovery plant on-site in San Diego, CA, which is operated by BP, for developing manufacturing processes, and for testing improvements to processes. We also utilize the pilot plant for making samples of new products to be used for various toxicity and safety studies as required for regulatory approvals. Once regulatory approvals are obtained, we transfer the technology to commercial scale production.

Our primary manufacturing partnership is with Fermic, S.A. de C.V., or Fermic. During 2002, we entered into a manufacturing services agreement with Fermic, a United States Food and Drug Administration-approved fermentation and synthesis plant located in Mexico City, to provide us with the capacity to produce commercial quantities of enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four-year period. The agreement was further modified in 2006 to adjust for certain cost increases, and to provide extended timeframes for installing incremental capacity. Under the terms of the agreement, we can cancel the committed services with thirty months’ notice. Pursuant to our agreement with Fermic, we are also obligated to reimburse certain monthly costs related to manufacturing activities. These costs can increase as our projected manufacturing volume increases.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through December 31, 2011, we have incurred costs of more than $22.5 million for property and equipment related to this agreement. Our ongoing strategy is to remove manufacturing bottlenecks, increase manufacturing efficiencies, and reduce manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In 2011 we made $0.7 million of additional capital investments at Fermic in order to improve our manufacturing capabilities, support growth, and reduce our average unit cost. We expect these investments to continue to improve both our manufacturing yield of enzymes and the profitability of our enzymes over time.

During 2008 we began contract manufacturing of Phyzyme® XP phytase with Genencor, a division of Danisco Holding USA Inc., which is part of E.I. du Pont de Numours and Company, and in 2010 added a second Genencor site for contract manufacturing of this product. Fermic and Genencor are currently our only two suppliers for commercial-scale enzymes.

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

Our significant strategic product partnerships include the following:

Animal Health & Nutrition Product Line

•

Novus International, Inc.: In June 2011, we entered into a collaboration agreement with Novus to jointly develop and commercialize a suite of new enzyme products from our late-stage product pipeline in the animal health and nutrition area. We plan to initially target the poultry, swine, beef, dairy, aquaculture and companion animals markets.

Under the terms of the collaboration agreement, we granted Novus licenses under certain of our certain know-how and intellectual property necessary for the performance of the collaboration activities. Novus paid us a $2.5 million license payment on the effective date of the agreement and is obligated to make an additional $2.5 million license payment following certain regulatory filings and commercial activity. In addition, the parties have agreed to share equally the expenses of development and commercialization of the new enzyme products and the profits resulting from the sales of these products.

•

Danisco Animal Nutrition: Our partnership with Danisco includes a structure that co-funded the development of Phyzyme® XP phytase, and currently covers Danisco’s exclusive rights to sell Phyzyme® XP phytase and 50% of the profits as defined by our agreement.

In May 1996, we entered into a collaboration agreement with Danisco Animal Nutrition (formerly Finnfeeds International Ltd) to jointly identify and develop a novel phytase enzyme that when used as an additive in animal feed applications allows higher utilization of phosphates from the feed, thereby increasing its nutritional value. Following the completion of the initial objectives of our agreement with Danisco, in December 1998, we entered into a license agreement with Danisco to commercialize an enzyme developed under the collaboration agreement.

Under the terms of the license agreement, we granted Danisco an exclusive license to manufacture, use, and sell the developed enzyme in the fields of animal health and nutrition. In consideration for the license, we are paid a royalty on related product sales made by Danisco equal to 50% of the operating profits generated by Danisco on such sales. In March 2003, the FDA approved Phyzyme® XP phytase, which we developed in collaboration with Danisco. In October 2006, Danisco announced that the European Union, or EU, Commission had granted approval for the use of Phyzyme® XP phytase in broiler chicken feeds. Additionally, we entered into a manufacturing agreement with Danisco to supply commercial quantities of Phyzyme® XP phytase at our cost to manufacture such quantities.

Grain Processing Product Line

•

WeissBioTech GmbH (formerly Add Food Services GmbH): Our partnership with WeissBioTech GmbH consists of a distribution agreement for certain of our products for the Grain Processing industry in Europe. In July 2009, we announced a multi-product distribution agreement with WeissBioTech GmbH, an enzyme solutions company for both industrial and food applications primarily in Europe and South America. Under the agreement, WeissBioTech GmbH will distribute Fuelzyme® alpha-amylase and Veretase® alpha-amylase in Europe and other selected geographies outside of North America. In addition, we and WeissBioTech GmbH are jointly pursuing the development of additional enzyme products for starch processing and the starch-based ethanol industry in both Europe and North America.

Oilseed Processing Product Line

•

Bunge Oils: In November 2007, we entered into an agreement with Bunge Oils to promote the commercialization of Purifine® PLC. Pursuant to the agreement, Bunge contributes process expertise for the development of the Purifine® PLC degumming process at commercial scale, and shares in the operating profits and losses in the sales of Purifine® PLC, as defined. In addition, Bunge contributes to the funding of R&D projects to develop next generation enzyme products for oilseed processing.

In February 2006, we entered into an agreement with Bunge Oils, Inc., a part of Bunge North America, to discover and develop novel enzymes optimized for the production of edible oil products with enhanced nutritional or health benefits. Pursuant to this agreement, in October 2010, we licensed a new enzyme for use in the production of edible oil products to Bunge. Bunge intends to use the enzymes to commercialize edible oil products such as bottled vegetable and cooking oils, shortenings, margarines and other products derived from soybeans and other oilseed plants. Under the terms of the agreement, we are responsible for discovering, optimizing, and manufacturing enzymes, and Bunge is responsible for commercializing oils using new enzyme-enabled processes. We received an upfront technology access fee and received full research funding for our enzyme discovery and development activities under the project. Further, we are also eligible to receive milestone payments for successful enzyme development activities as well as royalties on any products that are commercialized.

•

Alfa Laval: Our partnership with Alfa Laval allows us to benefit from Alfa Laval’s extensive sales force which calls on most existing oilseed processing plants globally to promote the Purifine® PLC enzymatic degumming process.

In March 2009, we entered into an agreement with Alfa Laval, a global provider of process engineering solutions and heat transfer, separation and fluid handling technologies, to jointly market enzymatic degumming of vegetable oils using our Purifine® PLC enzyme and Alfa Laval’s engineering services and equipment.

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

•

Desmet Ballestra: Our partnership with Desmet Ballestra allows us to benefit from Desmet Ballestra’s extensive sales force which calls on most existing oil processing plants globally to promote our enzymatic degumming process.

In November 2010, we entered into an agreement with Desmet Ballestra Group S.A., a global solutions provider in the field of engineering and delivery of installations and equipment for the edible oil and fats and biodiesel industries, to jointly market the Purifine® PLC enzymatic degumming process, which combines Verenium’s Purifine® PLC enzyme and Desmet Ballestra’s engineering services and equipment.

Under the terms of the agreement, Desmet Ballestra has a license to market Purifine® PLC packaged with its processing equipment and engineering services for processing vegetable oil for edible, biodiesel, and other non-edible uses. We will sell Purifine® PLC directly to all customers, while supporting Desmet Ballestra’s marketing efforts.

Competition

We are a leader in the field of biomolecule discovery and optimization from the vast biodiversity of nature. We are not aware of another enzyme company that has the scope and integration of technologies and processes that we have. There are, however, a number of competitors who are competent in various aspects of these technologies. For example, Novozymes A/S, DuPont (Genencor), and Codexis have enzyme discovery and evolution technologies and are involved in the development, expression, fermentation and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process.

Our ability to compete successfully depends on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, and/or provide compelling economic advantages compared to other products on the market. Any enzyme products that we develop may compete in multiple, highly competitive markets. Many competitors and potential competitors have greater resources and experience than we do and may use their advantages to gain market share at our expense. For example, Novozymes/DSM, AB Vista and BASF Animal Health sell enzyme products to the animal health and nutrition market that compete with the Phyzyme® phytase enzyme product we developed and that is marketed by Danisco Animal Nutrition. Novozymes, DuPont (Genencor), CTE Global and Iogen also sell enzyme products to the grain processing industry which can compete with our Fuelzyme® alpha-amylase product.

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

Employees

As of December 31, 2011, we had 101 full-time employees, 15 of whom held Ph.D. degrees. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

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

In conjunction with our merger in June 2007 with Celunol Corporation, a cellulosic ethanol company, we operated the company in two business segments, biofuels and specialty enzymes. On September 2, 2010, we completed a sale of our ligno-cellulosic biofuels business, or LC business, to BP, refocusing our Company on our historical strength in enzyme development. As part of the sale, BP acquired all of the capital stock of our wholly-owned subsidiary, Verenium Biofuels Corporation, as well as assets, including intellectual property used in or related to the LC business. We retained certain assets used exclusively in our enzymes business, as well as a license to certain intellectual property.

Upon the closing of the transaction, BP assumed the lease of our research and development facilities in San Diego, California, and we entered into a sublease agreement dated September 2, 2010 for a portion of the San

Diego facilities which we continue to occupy for a period of up to two years at our discretion. We also retained the lease to our offices in Cambridge, Massachusetts.

On March 31, 2011 we closed our office in Cambridge, Massachusetts and relocated several employees to San Diego, where we are now headquartered. In June of 2011 we signed a lease agreement for new office and laboratory space with ARE-John Hopkins Court, LLC in the Torrey Pines area of San Diego, California. The lease is targeted to commence in the summer of 2012 following the build out of the new facility and the expiration of our current sublease with BP.

Recent Developments

On March 5, 2012, we announced that we are considering two primary alternatives to address our capital requirements, including our repurchase requirements for our 2007 Notes. We are exploring issuing new equity-linked or equity securities, and may explore converting our 2007 Notes into equity along with a partial repayment thereof, or a combination of the foregoing. There can be no assurance that we will be able to effect any such transaction. We have also received non-binding offers from more than one prospective purchaser to acquire 100 percent of our stock, and we are actively evaluating options for a potential sale of our company. There can be no assurance that we will be able to negotiate and enter into definitive agreements related to a sale of our company.

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

Risks Applicable to Our Business Generally

We expect that we will be required to repurchase our 2007 Notes in April 2012. If we do not raise sufficient additional funds to fund the repurchase of the 2007 Notes and our other 2012 capital requirements, we will be unable to do so, and we may have to curtail or cease operations.

On April 1, 2012, the holders of our 2007 Notes have the option to require us to repurchase the 2007 Notes for a total amount equal to $34.9 million plus accrued and unpaid interest to such date. We expect the holders of the 2007 Notes to exercise their put and require us to repurchase the 2007 Notes, and we currently do not have adequate funds to repurchase the 2007 Notes and continue to fund our business. If we are unable to raise sufficient additional money to repurchase the 2007 Notes and continue to fund our business, we will have to implement one or more of the following remedies:

•	issue equity in exchange for all or a portion of our 2007 Notes at substantial dilution to current stockholders;

•	reduce our capital expenditures;

•	further scale back our development of new enzyme products;

•	significantly reduce our workforce;

•	sell some or all of our assets;

•	seek to license to others products or technologies that we otherwise would seek to commercialize ourselves;

•	file for bankruptcy; and/or

•	curtail or cease operations.

We may not be able to raise sufficient additional money to satisfy our obligation to repurchase the 2007 Notes on a timely basis or at all. We also expect that our capital requirements in 2012 will depend on several factors in addition to our anticipated need to repurchase the 2007 Notes, including:

•	the level of research and development investment required to maintain our technology leadership position;

•	our ability to borrow under our existing credit lines;

•	the capital required to build out our new facility in San Diego;

•	our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	the success rate of our discovery efforts associated with milestones and royalties;

•	our ability to successfully commercialize products developed independently and the demand for such products, including our existing products;

•	the timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties;

•	the amount and timing of release of funds held in escrow in connection with the sale of the LC business to BP in 2010;

•	costs of recruiting and retaining qualified personnel; and

•	our possible acquisition or licensing of complementary technologies or acquisition of complementary businesses.

We may need to also seek additional funds to fund those capital requirements. Such funds may not be available to us or may be available only on terms not satisfactory to us. Our inability to raise adequate funds to support the growth of our product and product candidate portfolio will materially adversely affect our business.

We continue to experience losses from operations, and the report of our independent registered public accounting firm included in this Annual Report on Form 10-K contains a paragraph expressing substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2011 we incurred a loss from operations of $6.5 million. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 contains an explanatory paragraph which states that we have incurred recurring operating losses, have a working capital deficit of $0.6 million and have an accumulated deficit of $600.8 million at December 31, 2011, and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern.

We may not have adequate funds to pay interest on our 2007 Notes, or to purchase the 2007 Notes upon a fundamental change in our business.

If a “fundamental change,” which is defined in the indenture related to the 2007 Notes, occurs, holders of the 2007 Notes may require us to repurchase, for cash, all or a portion of their 2007 Notes. We may not have sufficient funds to pay the interest or the repurchase price in connection with any “fundamental change,” or generally to pay interest on the 2007 Notes as it becomes due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change.” Those agreements may also make our repurchase of 2007 Notes an event of default under the agreements. If we fail to pay interest on the 2007 Notes or to repurchase the 2007 Notes when required, we will be in default under the indenture for the 2007 Notes which may also cause an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including causing us to cease operations altogether.

Conversion of the 2007 Notes, exercise of our outstanding warrants and anti-dilution adjustments that may occur under certain of our outstanding warrants will significantly dilute the ownership interest of existing stockholders.

The conversion of some or all of the 2007 Notes (including in connection with any restructuring of the 2007 Notes involving the exchange of the 2007 Notes for equity or equity-linked securities in the event we are not able to fund the repurchase of the 2007 Notes that we expect we will be required to make in April 2012) and/or the exercise of some or all of the warrants related to the issuance in 2008 of our 8% Senior Convertible Notes due April 2, 2012, or the 2008 Notes (all of which were repurchased by us in 2010), could significantly dilute the ownership interests of existing stockholders. The warrants related to the 2008 Notes and certain warrants held by Syngenta contain weighted average anti-dilution protection that could also cause more shares to become issuable under those warrants if we engage in subsequent issuances that trigger those provisions. Sales in the public market of the common stock issuable upon conversion of the 2007 Notes or exercise of our outstanding warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2007 Notes may encourage short selling by market participants because the conversion of the 2007 Notes could be used to satisfy short positions, or the anticipated conversion of the 2007 Notes into shares of our common stock could depress the price of our common stock.

Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments, increases our vulnerability to adverse economic and industry conditions, and may harm our financial condition and results of operations.

The face value of our total consolidated long-term debt as of December 31, 2011, which includes the 2007 Notes, was approximately $34.9 million, representing approximately 78% of our total capitalization as of such date.

Our level of indebtedness could have important adverse consequences on our future operations, including:

•	any of the consequences described under the first risk factor above;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	resulting in an event of default if we fail to comply with the covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Excluding our non-cash gains related to our debt repurchases in 2011, we have typically incurred net losses from our continuing operations since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $600.8 million. We expect to continue to incur additional losses for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2012 will continue to result from the same sources. Future revenue from collaborations is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research, development, and commercialization objectives under new and existing agreements. Over the past two years, our product revenue in absolute dollars and as a percentage of total revenues has increased significantly. Our product revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume, which could negatively affect our operating margins and profitability. In addition, the amounts we spend will impact our ability to become profitable and this will depend, in part, on:

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

We have only limited experience in enzyme manufacturing, and we do not have our own internal capacity to manufacture enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our enzyme products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture our commercial enzymes. Additionally, one of our third party manufacturers, Fermic, is located in Mexico, and is our sole-source supplier for most of our commercial enzyme products. Any difficulties or interruptions of service with our third party manufacturers such as Fermic or our pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of enzyme products, and harm our relationships with our enzyme strategic partners, collaborators, or customers.

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

We have constraints with our downstream recovery capabilities at our third-party manufacturing site, Fermic. We do not have adequate processing equipment to accommodate expected increased demand for our products. This has created inefficiencies in our enzyme manufacturing process, which has compromised our manufacturing yields. To address these shortcomings, together with Fermic, we plan to implement several manufacturing expansion and process improvement projects, which we anticipate will require additional capital expenditures over the next 12-18 months. If such projects are delayed, or do not adequately resolve our current manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

If we increase contract manufacturing of our Phyzyme® XP phytase at Genencor and decrease its manufacture at Fermic, our gross product revenues will be adversely impacted.

During 2011, approximately 65% of Phyzyme XP® phytase production was manufactured by Genencor. Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from Danisco, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

If Danisco exercises its right to assume manufacturing rights of Phyzyme® XP phytase, we may experience significant excess capacity at Fermic which could adversely affect our financial condition.

In addition, our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months’ advance notice, to assume manufacturing rights of Phyzyme® XP phytase. If Danisco were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless, we may still experience significant excess capacity at Fermic as a result. If we were unable to absorb this excess capacity with other products, our results of operations and financial condition would be adversely affected.

Significant fluctuations in commodity availability and price, or a change in the use of production facilities that use our enzymes, could have a negative effect on demand for our enzymes.

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

Because a significant portion of our revenue comes from a few large customers, any decrease in sales to these customers could harm our operating results.

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the year ended December 31, 2011, our four largest customers accounted for approximately 70% of product revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

The existing global economic and financial market environment has had and may continue to have a negative effect on our business and operations

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

We sell our products to a limited number of customers, and we are likely to continue to experience a high degree of customer concentration in the future. Therefore, the loss or a significant reduction of business from any of our major customers would adversely affect our results of operations. For example, if the general market conditions for corn ethanol were to deteriorate, including as a result of over supply and reduced demand, our

Fuelzyme® alpha-amylase customers may be adversely affected, which could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders, which would adversely affect our business and result in reduced sales, profits and cash flows.

Additionally, we extend credit to our customers based on an evaluation of each customer’s financial condition, usually without requiring collateral. While customer credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operations and financial condition. To date, a significant portion of our oilseed processing revenue is concentrated in South America, specifically Argentina, which has historically experienced economic instability.

Our international enzyme manufacturing operations are subject to a number of risks that could adversely affect our business.

We manufacture a majority of our commercial enzyme products through a manufacturing facility in Mexico City owned by Fermic. As a result, we are subject to the general risks of doing business in countries outside the U.S., particularly in Mexico, including, without limitation, work stoppages, transportation delays and interruptions, political instability, organized criminal activity and violence, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of health risks. There can be no assurance that these factors will not adversely affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control costs of our products, or otherwise adversely affect our business, financial condition or results of operations.

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

Historically, we have relied upon a number of strategic partners, including Bunge Oils, Novus, Alfa Laval, Desmet Ballestra, Danisco, WeissBioTech GmbH (formerly Add Food Services GmbH), and Fermic to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, Danisco has accounted for a significant percentage of our product revenue. However, Danisco is under no obligation to continue to market Phyzyme® XP phytase and may introduce competing or replacement products at any time. Danisco represented approximately 54% of total product revenues for the year ended December 31, 2011. Under our agreement with Danisco, we receive a royalty equal to 50% of Danisco’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by Danisco. We have limited visibility into Danisco’s sales or operating profits related to Phyzyme® XP phytase. During the year ended December 31, 2011, we experienced a decrease in the royalty as compared to the prior year and may continue to experience future declines that would negatively impact our product revenue and gross profit.

These arrangements with collaborative partners are, and will continue to be, critical to the success of our business. We cannot guarantee that any new collaborative relationship(s) will be entered into, or if entered into, will continue or be successful. Our collaborative partners could experience business difficulties which eliminate or impair their ability to effectively perform under our arrangements with them. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements would materially adversely affect our business and financial condition. For example, our strategic collaboration with Novus to develop and commercialize new enzyme products is dependent on Novus’ ability to successfully develop and commercialize products from our product pipeline, and they may not have the resources or expertise to do so, which could delay or prevent the commercialization of our products, which would materially adversely affect our business and financial condition.

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

Funds held in escrow in connection with the sale of the LC business to BP may not be released when expected.

Pursuant to the terms of the sale of the LC business to BP in 2010, $5 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has made a claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc., or UFRF, against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP has directed the escrow agent not to disburse the $5 million in escrow pending resolution of the indemnification claim. We have directed the escrow agent to distribute $2.5 million of the amount held in escrow, which amount was to have been previously disbursed solely at our direction. The escrow agent has not disbursed such amount to date, and we have filed for arbitration of the dispute regarding immediate distribution of $2.5 million of the amount in escrow. The remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. We believe that the UFRF claim against BP, and the BP claim against us for indemnity pertaining to the UFRF claim, are without merit. We cannot be certain that we will prevail in the arbitration of the dispute regarding immediate distribution of $2.5 million of the amount in escrow. If we do not prevail in the arbitration, all of the $5.0 million will remain in escrow pending resolution of the UFRF claim against BP. We cannot be certain of the timing of resolution of the UFRF claim, or whether the UFRF claim against BP, and the BP claim against us for indemnity pertaining to the UFRF claim, will be resolved in a manner that results in release to us all or any of the amount held in escrow.

We should be viewed as an early stage company with limited experience bringing products to the marketplace.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in an early stage of development and commercialization. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 15 of our own products, including our Purifine® PLC, Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ xylanase, and Luminase® PB-100 enzymes. In addition, five of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, Cargill Health and Food Technologies, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we may continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

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

Our building sublease in San Diego will expire within the next 6 months, and we will be required to relocate our research and development and corporate operations to our newly leased facility.

Our research and development, business development and corporate operations are conducted mainly from a single facility in San Diego, which we currently sublease from BP set to expire in September 2012. We have entered into a lease for a new facility in San Diego, but commencement of that lease is subject to the build-out of the leased premises, including new pilot fermentation / recovery and automation labs. The cost of the facility and the equipment required for the facility will require the expenditure of significant amounts of capital, which we expect to be financed through existing cash and/or additional sources of capital. If we are unsuccessful in transitioning operations to a new facility, there are significant delays in the build-out or we are unable to obtain adequate financing to complete the build-out, our business will be adversely impacted.

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

Our ability to compete in the commercial enzymes industry may decline if we do not adequately protect our proprietary technologies.

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

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay or prevent us from achieving profitability.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations and interpretations thereof, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and March 1, 2012, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol Corp. on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on December 30, 2011 was $2.18, and the closing price of our common stock on March 1, 2012 was $3.10. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•

any inability to obtain additional financing on favorable terms to repurchase the 2007 Notes in April 2012, which we expect we will be required to do, or to fund our operations and pursue our business plan;

•	our ability to negotiate and enter into definitive agreements related to any financing or sale transaction;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	future royalties from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	developments involving our 2007 Notes;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon conversion of the 2007 Notes or exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility related to general economic conditions and may continue to experience volatility for some time. The stock markets have experienced in the past substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 13% of our outstanding common stock as of December 31, 2011. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2011, we had 12,610,978 shares of common stock outstanding.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently occupy approximately 25,000 square feet of a 75,000 square foot facility located in San Diego, California under a sublease with BP that expires in September 2012.

On June 24, 2011, we signed a lease agreement for 59,199 square feet of office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The targeted commencement date is in June 2012.

We also lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. We completed a sublease agreement in May 2011 for the full Cambridge facility through the end of the lease term.

ITEM 3.	LEGAL PROCEEDINGS.

Class Action Shareholder Lawsuit

In April 2009, we executed a settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits, referred to as the IPO Cases, in which similar complaints were filed by plaintiffs against hundreds of other public companies, or Issuers, that conducted an Initial Public Offering, or IPO, of their common stock in 2000 and the late 1990s. In February 2009, liaison counsel for plaintiffs informed the Court that a settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the Court. In April 2009, the parties submitted a tentative settlement agreement to the Court and moved for preliminary approval thereof. In June 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In October 2009, following a final fairness hearing, the Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, a number of shareholders filed appeals to the Second Circuit, objecting to the settlement. On January 10, 2012, the last of these shareholder appeals was dismissed with prejudice. Accordingly, the settlement is now final, all claims against us and our officers and directors in the IPO Cases will be dismissed with prejudice, and our pro rata share of the settlement will be fully funded by insurance.

In addition to the matters noted above, from time to time, we are subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers to be immaterial, individually and in the aggregate. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Set forth below is a table and chart comparing the cumulative total return on an indexed basis of $100 invested on December 31, 2006 in our common stock, the NASDAQ Market Index (total return) and our Verenium Peer Groups, as identified in (a) below. The total return assumes reinvestment of dividends.

(a) Our old peer group for purposes of this table consisted of the following companies: Codexis Inc, Dyadic International Inc, Metabolix Inc, and Novozymes A-S. Our new peer group for purposes of this table consisted of the following companies: Amyris Inc, Codexis Inc, Dyadic International Inc, Metabolix Inc, and Novozymes A-S.

(b) On June 20, 2007, we completed our merger with Celunol, a private company. Upon completion of the merger we renamed the company Verenium Corporation. In connection with the corporate name change, we also changed our NASDAQ Global Market ticker symbol from “DVSA” to “VRNM” and began trading under the new ticker symbol effective June 21, 2007. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported on the NASDAQ Global Market. Such quotations represent inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The following is an analysis of our stock performance by quarter:

	High	Low
2011
First Quarter	$3.38	$2.96
Second Quarter	3.17	1.42
Third Quarter	3.17	1.49
Fourth Quarter	2.93	2.18

	High	Low
2010
First Quarter	$6.65	$4.33
Second Quarter	5.43	2.31
Third Quarter	4.60	2.15
Fourth Quarter	4.68	3.04

As of March 1, 2012, there were approximately 98 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On March 1, 2012, the last sale price reported on the NASDAQ Global Market for our common stock was $3.10 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009, and with respect to our balance sheets at December 31, 2011 and 2010, is derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008, and 2007 is derived from our audited consolidated financial statements that are not included in this report. The selected consolidated financial data set forth below have been retrospectively adjusted to reflect discontinued operations for the LC business sale that occurred on September 2, 2010. All share and per share data has been retroactively adjusted for our 1-for-12 reverse stock split, which was effective September 9, 2009.

The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue	$55,995	$50,351	$43,956	$49,083	$25,975
Collaborative, license and grant	5,272	1,722	4,863	7,762	16,187

Total revenue	61,267	52,073	48,819	56,845	42,162
Operating expenses:
Cost of product revenue	34,481	31,715	27,929	35,153	19,815
Research and development	10,986	6,198	5,829	12,702	23,984
Selling, general and administrative	19,365	27,662	29,520	34,528	33,267
Restructuring charges	2,943	0	0	0	—

Total operating expenses	67,775	65,575	63,278	82,383	77,066

Loss from operations	(6,508)	(13,502)	(14,459)	(25,538)	(34,904)
Other income and expenses:
Interest and other income (expense), net	56	(24)	1,000	957	3,877
Interest expense	(3,062)	(7,457)	(11,105)	(9,820)	(5,727)
Gain (loss) on debt extinguishment upon repurchase of convertible notes	15,349	(3,384)	0	0	0
Gain (loss) on net change in fair value of derivative assets and liabilities	(964)	(145)	5,277	3,478	0
Gain (loss) on debt extinguishment upon conversion of convertible debt	0	598	8,946	(118)	0
Gain on amendment of 2008 Notes	0	0	3,977	0	0
Loss on exchange of 2007 Notes	0	0	0	(3,599)	0

Total other income (expenses), net	11,379	(10,412)	8,095	(9,102)	(1,850)

Net income (loss) from continuing operations before income taxes	4,871	(23,914)	(6,364)	(34,640)	(36,754)
Income tax benefit	368	9,748	0	0	0

Net income (loss) from continuing operations	5,239	(14,166)	(6,364)	(34,640)	(36,754)
Net income (loss) from discontinued operations, net of $55.9 million gain on divestiture of discontinued operations, net of income tax of $9.7 million for the year ended December 31, 2010	(112)	8,816	(49,876)	(154,350)	(70,831)

Net income (loss)	5,127	(5,350)	(56,240)	(188,990)	(107,585)
Less: Loss attributed to noncontrolling interest in consolidated entities-discontinued operations	0	25,283	34,349	12,500	0

Net income (loss) attributed to Verenium Corporation	$5,127	$19,933	$(21,891)	$(176,490)	$(107,585)

Net income (loss) per share, basic and diluted:
Continuing operations	$0.42	$(1.15)	$(0.75)	$(6.48)	$(8.08)

Discontinued operations	$(0.01)	$0.72	$(5.89)	$(28.88)	$(15.57)

Attributed to Verenium Corporation	$0.41	$1.62	$(2.58)	$(33.03)	$(23.65)

Shares used in calculating net income (loss) per share, basic and diluted	12,608	12,321	8,470	5,344	4,550

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,759	$87,929	$24,844	$7,458	$57,977
Restricted cash	8,200	5,000	10,400	10,040	0
Total assets	65,337	111,757	167,922	153,623	264,779
Long-term debt, less current portion at carrying value(1)	34,851	88,011	105,756	130,495	121,160
Stockholders’ equity (deficit)	9,945	3,170	30,202	(27,692)	95,215

(1)	Long-term debt as of December 31, 2011 reflects our outstanding 2007 Notes due April 2027, with an early put option date of April 2, 2012 which is classified as current debt on our consolidated balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements applicable to our business generally include statements related to:

•

our ability to repay outstanding debt of $34.9 million if required at the election of the holders of our 5.50% Convertible Senior Notes due 2017, or 2007 Notes, which we expect to become due in April 2012;

•	our ability to negotiate and enter into definitive agreements related to a financing or sale transaction;

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	our ability to continue as a going concern;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product revenue, profitability and capital requirements;

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins;

•	our strategy;

•	our ability to improve manufacturing processes and increase manufacturing yields in order to improve margins and enable us to continue to meet demand from customers;

•	our ability to maintain good relationships with the companies with whom we contract for the manufacture of certain of our products;

•	our expected future research and development expenses, sales and marketing expenses, and general and administrative expenses;

•

our plans regarding future research, product development, business development, commercialization, growth, independent project development, collaboration, licensing, intellectual property, regulatory and financing activities;

•	our products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our ability to continue to expand internationally;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements and licenses granted to third parties and our ability to maintain existing or enter into new collaborative relationships with third parties;

•

the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock (including in connection with conversion of our convertible notes) or equity-linked securities;

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Factors that could cause or contribute to differences include, but are not limited to, risks related to our ability to fund any required repayment of our 2007 Notes on April 2, 2012 and our operations and continue as a going concern, risks involved with our ability to negotiate and enter into definitive agreements for a financing or sale transaction, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled Risk Factors beginning on page 22.

Overview

We are an industrial biotechnology company that develops and commercializes high performance enzymes for a broad array of industrial processes to enable higher productivity, lower costs, and improved environmental outcomes. We operate in one business segment with five main product lines: animal health and nutrition, grain processing, oilseed processing, oilfield services and other industrial processes. We believe the most significant near-term commercial opportunity for our business will be derived from continued sales and gross product margins from our existing portfolio of enzyme products.

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over nearly 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, oilseed processing, oilfield services, and other industrial enzyme markets. We have current collaborations and agreements with key partners such as Bunge Oils, Novus International, Inc., or Novus, Alfa Laval, Desmet Ballestra, Danisco Animal Nutrition, or Danisco, which was acquired in 2011 by E. I. du Pont de Nemours and Company, or DuPont, Fermic S.A., or Fermic, and WeissBioTech (formerly Add Food Services GmbH), each of which complement our internal technology, product development efforts, and distribution efforts.

As of December 31, 2011, we owned 209 issued patents relating to our technologies and had 232 patents pending. Also, as of December 31, 2011, we either jointly owned or in-licensed from BP 124 patents and 143 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

Excluding our non-cash gains related to our debt repurchases in 2011, we have typically incurred net losses from our continuing operations since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $600.8 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the year ended December 31, 2011, we generated an operating loss of $6.5 million. We expect to incur losses in the near term, as a result of any combination of one or more of the following:

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

The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012. We expect the holders of our 2007 Notes to exercise this right, and based on our current cash resources and 2012 operating plan, our existing cash resources will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements without additional sources of cash. If we are unable to fund the repurchase of the 2007 Notes when required or otherwise raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some or all our assets, file for bankruptcy or cease operations. To the extent we restructure rather than repurchase all or any portion of the 2007 Notes, we may issue common shares or other convertible debt for the 2007 Notes that are restructured, which would result in substantial dilution to our equityholders.

Recent Developments

BP Arbitration

As more fully described in the section of this report entitled Liquidity and Capital Resources beginning on page 61, on February 24, 2012, we filed for arbitration regarding immediate distribution of $2.5 million of the amount in escrow, which is included in current restricted cash on our consolidated balance sheet as of December 31, 2011.

Financing Update

On March 5, 2012, we announced that we are considering two primary alternatives to address our capital requirements, including our repurchase requirements for our 2007 Notes. We are exploring issuing new equity-linked or equity securities, and may explore converting our 2007 Notes into equity along with a partial repayment thereof, or a combination of the foregoing. There can be no assurance that we will be able to effect any such transaction. We have also received non-binding offers from more than one prospective purchaser to acquire 100 percent of our stock, and we are actively evaluating options for a potential sale of our company. There can be no assurance that we will be able to negotiate and enter into definitive agreements related to a sale of our company.

Results of Operations—Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010	% Change
Revenues:
Animal health and nutrition	$33,850	$32,588	4%
Grain processing	15,953	13,439	19%
Oilseed processing	5,352	3,322	61%
All other products	840	1,002	(16)%

Total product	55,995	50,351	11%
Collaborative and license	5,272	1,722	206%

Total revenues	$61,267	$52,073	18%

Product revenues increased 11%, or $5.6 million, primarily due to increased market share of our Fuelzyme® alpha-amylase enzyme in the fuel ethanol market, as well as increased market penetration of our Purifine® PLC PLC enzyme for soybean oil processing.

While our grain processing sales have increased by 19% over 2010 as we continue to increase our market share, current industry conditions can significantly impact our revenue for this product line. For example:

•	US ethanol production and inventories increased at the end of 2011.

•	The Volumetric Ethanol Excise Tax Credit (VEETC), which has indirectly subsidized the ethanol industry through 2011, expired on January 1, 2012.

•

In 2011, the US ethanol industry exported a record 1.1 billion gallons of ethanol, largely to Brazil, Europe and Canada, but as the dollar strengthens and countries work to increase domestic ethanol production, this opportunity may decline.

These factors combined with seasonally lower demand for gasoline, and the impact of rising gasoline prices on consumer demand, suggest the industry may be entering a challenging cycle with conditions conducive to production rate cuts and plant closures which could negatively impact our business.

While our Purifine® PLC sales have increased by more than 60% over 2010, the growth and profitability of Purifine® PLC are subject to various risks, including, but not limited to, the following:

•

The price of soybean oil could drop significantly, and the value of the oil yield gained by using the Purifine® PLC enzymatic degumming process may be diminished and customers may choose to not run the process.

•

Our current business is heavily concentrated in Argentina; thus, we are exposed to the seasonality of the soybean industry, as well draughts, floods, work stoppages, and changes to government tax policies which can adversely impact the demand for our product.

•

Delays in engineering, construction and startup of retrofits of existing plants, or delays in startup of new plants where Purifine® PLC enzymatic degumming is incorporated in the design, can impact the timing of forecast sales.

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, increased 4%, or $1.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Phyzyme® XP represented approximately 54% of total product revenues for the year ended December 31, 2011 and 65% for the year ended December 31, 2010. Although we expect that Phyzyme® XP phytase will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease in future periods. This is largely due to two factors.

•	A decrease in royalty from Danisco based on market conditions, such as declining consumption of poultry or pork resulting in reduced demand or increased competition resulting in reduced pricing; and

•

A shift in manufacturing of Phzyme® XP phytase to Genencor, a division of Danisco Holding USA, Inc. which is part of E.I. du Pont de Nemours and Company, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We also have contracted with Genencor to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from Danisco. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

We expect over time we will transition a greater proportion of our Phyzyme® XP phytase manufacturing to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for our other enzyme products, which we expect will generate higher gross margins than Phyzyme® XP phytase over time.

Collaborative and license revenue increased 206%, or $3.6 million, primarily due to a license fee of $3.3 million we received for a commercial enzyme candidate that Syngenta Participations AG formally licensed to a third party and assigned to us in conjunction with the separation agreement with Syngenta in 2009. In addition, on June 23, 2011, we entered into a collaboration agreement with Novus to develop, manufacture and commercialize a suite of new enzyme products from our late-stage product pipeline in the animal health and nutrition product line. We expect to have increased collaboration revenue continuing into 2012 attributable to this new collaboration. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, as well as regulatory approval timelines for new products. In addition, due to authoritative accounting guidance, cash may be received in advance of revenue recognition.

Product Gross Profit & Margin

Product gross profit and margin for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010	% Change
Product revenue	$55,995	$50,351	11%
Cost of product revenue	34,481	31,715	9%

Product gross profit	21,514	18,636	15%
Product gross margin	38%	37%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue increased 9%, or $2.8 million, primarily due to higher product revenue as well as higher rental expense for incremental fermentation capacity to support the expansion of product mix combined with variable costs associated with higher product revenues.

Our cost of product revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to improve our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. We further expanded our fermentation capacity during the third quarter of 2010, which increased fixed manufacturing costs by an additional $0.7 million per quarter, including all four quarters of the year ended December 31, 2011. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products, as we optimize the manufacturing process for each particular product.

Product gross profit totaled $21.5 million for the year ended December 31, 2011 compared to $18.6 million for the year ended December 31, 2010. Gross margin increased to 38% of product revenue for the year ended December 31, 2011 compared to 37% for the year ended December 31, 2010. Gross profit and margin increased for the year ended December 31, 2011 primarily due to an overall growth and improvement from our non-Phyzyme® XP phytase products.

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

In addition, our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months’ advance notice, to assume manufacturing rights for Phyzyme® XP phytase. If Danisco decides to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless we may still experience significant excess capacity at Fermic as a result. If we are unable to absorb this excess capacity with other products in the event that Danisco assumes all or a portion of Phyzyme® XP phytase manufacturing rights, this may have a negative impact on our revenues and our product gross profit.

Operating Expenses (excluding cost of product revenue)

Operating expenses (excluding cost of product revenue) for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010	% Change
Research and development	$10,986	$6,198	77%
Selling, general and administrative expenses	19,365	27,662	(30)%
Restructuring charges	2,943	0	100%

Total operating expenses (excluding cost of product revenue)	$33,294	$33,860	(2)%

Operating expenses (excluding cost of product revenue) for the year ended December 31, 2011 decreased 2%, or $0.6 million, to $33.3 million (including restructuring expense of $2.9 million and share-based compensation of $0.8 million) compared to $33.9 million (including share-based compensation of $1.1 million) for the year ended December 31, 2010. Excluding the impact of share-based compensation and restructuring expense, total operating expenses decreased 10%, or $3.2 million for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to a reimbursement of legal fees of $1.1 million for expenses incurred during 2010, reduction of facilities related costs as a result of BP assuming our San Diego building leases, and to an increase in expense in 2010 due to the payment and expensing of bonus payments of $1.4 million. Additionally, costs have decreased due to initiatives to decrease general and administrative expenses. As a partial offset, research and development costs for continued investment in pipeline products have increased.

Research and Development

Our research and development expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010	% Change
Research and development	$10,986	$6,198	77%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

Our research and development expenses increased 77%, or $4.8 million, primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development prior to the sale of our ligno-cellulosic business, or LC business, during the three years preceding the sale of our LC business we did not spend significant resources on early stage product development. Beginning in the fourth quarter 2010, we began making additional investment for the development and commercialization of candidates in our enzyme product pipeline. We expect these expenses to increase in 2012 as we further advance enzyme product candidates through the development pipeline and commercialization efforts. For the year ended December 31, 2011, 71% of total research and development expense was attributed to new product development and 29% was related to our existing commercial products.

For the year ended December 31, 2011, we estimate that approximately 72% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 28% of such costs were incurred on research activities funded in whole or in part by our partners. For the year ended December 31, 2010, we estimate that approximately 86% of our research and development personnel costs, based upon hours incurred, were spent on unfunded product development, and that approximately 14% were spent on research activities funded in whole or in part by our partners. We will continue to pursue opportunities with strategic partners who can share our development costs and accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product and technology development efforts. Accordingly, we are unable to predict which potential commercialization candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products or technologies approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in the section of this report entitled Risk Factors beginning on page 22.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands).

	2011	2010	% Change
Selling, general and administrative expenses	$19,365	$27,662	(30)%

Selling, general and administrative expenses decreased 30%, or $8.3 million, to $19.4 million (including share-based compensation of $0.5 million) for the year ended December 31, 2011, as compared to $27.7 million (including share-based compensation of $1.1 million) for the year ended December 31, 2010. Excluding the impact of share-based compensation, selling, general and administrative decreased 29%, or $7.7 million for the year ended December 31, 2011 as compared to the same period in 2010. The decrease for the year ended December 31, 2011 compared to the year ended December 31, 2010 is attributable to a reimbursement of legal fees of $1.1 million received in 2011 for expenses incurred during 2010, reduction of facilities related costs as a result of BP assuming our San Diego building leases, and an increase in 2010 expense as we paid and expensed bonus payments of $1.4 million. Additionally, the decrease is attributed to Company initiatives to decrease overall general and administrative expenses.

Restructuring Charges

Effective March 31, 2011, we closed our office in Cambridge to better align us with the evolving needs of the business and the market. As the cease-use date was established on this date, a liability of $0.2 million was established for the facility, net of deferred rent write off, as well as $0.5 million in fixed asset write off as of March 31, 2011. Further, personnel termination costs of $1.2 million were incurred in conjunction with the closure of the office, as well as $0.4 million in relocation costs for certain employees who relocated to the San Diego facility as a result of the closure. In addition to these costs, $0.6 million in stock compensation costs were recognized as part of restructuring costs, which were incurred for option accelerations for two executives who terminated their employment with us, as provided in their respective employment agreements. As of December 31, 2011, a liability of $0.4 million remained for the restructuring, for which payments are expected to be substantially completed in early 2012.

Share-Based Compensation Charges

We recognized $1.3 million and $1.1 million in share-based compensation expense for our share-based awards in continuing operations during the years ended December 31, 2011 and 2010. Share-based compensation expense was allocated among the following expense categories (in thousands):

	2011	2010
Research and development	$280	$0
Selling, general and administrative	484	1,091
Restructuring charges	583	0

	$1,347	$1,091

Share-based compensation increased 23%, or $0.3 million, primarily related an acceleration of options during the first quarter 2011 resulting in restructuring expense incurred due to the separation of two executives in conjunction with the closure of the Cambridge office, partially offset by a decrease in the amount of option grants. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on our consolidated financial statements. This increase was offset by a decrease in the amount of option grants during 2011.

Interest Expense

Interest expense was $3.1 million for the year ended December 31, 2011 compared to $7.5 million for the year ended December 31, 2010. This decrease in interest expense from 2010 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases. Total interest expense for the years ended December 31, 2011 and 2010 was comprised of the following (in thousands):

	2011	2010
5.5% coupon interest, payable in cash	$2,316	$3,682
Non-cash amortization of debt issuance costs	367	577

2007 Notes Total	2,683	4,259

8% coupon interest, paid in cash	0	767
Non-cash accretion of debt discount	0	1,245
Non-cash amortization of debt issuance costs	0	51

2008 Notes Total	0	2,063

9% coupon interest, payable in cash or common stock	402	1,234
Non-cash amortization of debt premium	(140)	(420)

2009 Notes Total	262	814

Other	117	321

Total interest expense	$3,062	$7,457

Gain (loss) on Debt Extinguishment upon Repurchase of Convertible Notes

During the year ended December 31, 2011, we repurchased $39.9 million in principal amount of our 2009 Notes and 2007 Notes, leaving no 2009 Notes outstanding and an aggregate of $34.9 million in principal amount of 2007 Notes outstanding as of December 31, 2011. A gain on debt extinguishment of $15.3 million was recognized representing the difference between the carrying value of the notes repurchased of $54.0 million for the year ended December 31, 2011 and the principal repurchase price of $38.6 million calculated as follows (in thousands):

	2009 Notes	2007 Notes	Total
Principal	$13,707	$26,182	$39,889
Debt premium, net	9,253	0	9,253
Compound embedded derivative	5,072	0	5,072
Issuance costs	0	(220)	(220)

Carrying value	28,032	25,962	53,994

Principal repurchase price	14,038	24,607	38,645

Gain on debt extinguishment	$13,994	$1,355	$15,349

On September 23, 2010, we repurchased $21.0 million in principal amount of our 2008 and 2007 Notes for a total of $20.6 million in cash, excluding accrued interest as of the closing date. The repurchase qualified for debt extinguishment accounting resulting in a loss of approximately $3.4 million for the year ended December 31, 2010 representing the difference between the principal repurchase price of $20.6 million and carrying value of $17.2 million calculated as follows (in thousands):

	2008 Notes	2007 Notes	Total
Principal	$13,000	$8,000	$21,000
Debt discount	(3,944)	0	(3,944)
Compound embedded derivative	311	0	311
Issuance costs	(98)	(103)	(201)

Carrying value	9,269	7,897	17,166

Principal repurchase price	13,750	6,800	20,550

Gain (loss) on debt extinguishment	$(4,481)	$1,097	$(3,384)

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants issued in connection with the issuance of the 2008 Notes, the convertible hedge transaction in connection with our 2008 Notes and the 2009 Notes’ compound embedded derivative were recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value was recorded in the consolidated statement of operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $1.0 million and $0.1 million for the years ended December 31, 2011 and 2010 related to the change in fair value of our recorded derivative asset and liabilities.

Gain on Debt Extinguishment Upon Conversion of Convertible Debt

During the year ended December 31, 2011, we recorded no gain or loss on debt extinguishment as a result of conversions. During the year ended December 31, 2010, we recorded a gain on debt extinguishment as a result of conversions of $0.6 million. The gain is calculated as the difference between the carrying value of the converted 2008 Notes and the fair value of the shares of common stock delivered to the noteholders upon conversion. The carrying value of the converted 2008 Notes for the year ended December 31, 2010 was equal to the $2.2 million of principal less the unamortized debt discount and issuance costs, which totaled $1.7 million, as of the conversion date. During the year ended December 31, 2010, we issued a total of 0.2 million shares with a total market value as of the dates of conversion of $1.1 million to settle the converted 2008 Notes and “make-whole” payments.

Net Income (Loss) from Discontinued Operations

On September 2, 2010, we completed the sale of the LC business to BP for net proceeds to us of $96.0 million (including $5 million of the purchase price placed in escrow). As such, the current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations. Revenue and expenses allocated to discontinued operations for the years ended December 31, 2011 and 2010 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. Net income from discontinued operations for the year ended December 31, 2011 was attributed primarily to net present value adjustments of future rent obligations related to a portion of the Cambridge office space attributed to the LC business.

Loss Attributed to Noncontrolling Interest in Consolidated Entities—Discontinued Operations

For the year ended December 31, 2010 we were considered the primary beneficiary of Galaxy Biofuels LLC (“Galaxy”) and consolidated its financial results. As a result, BP’s share of losses in Galaxy are reflected in our consolidated statements of operations as “Loss attributed to noncontrolling interests in consolidated entities.” Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations in our consolidated financial statements.

Income Tax Benefit

For the year ended December 31, 2011, an income tax benefit from continuing operations reflects recognition of $0.4 million of federal refundable research credits. The Housing and Economic Recovery Act of 2008, enacted on July 30, 2008, and extended through 2009 by the American Recovery and Reinvestment Act of 2009, provided for the acceleration of a portion of unused pre-2006 research credits and alternative minimum tax credits in lieu of claiming the 50% bonus depreciation allowance enacted in the Economic Stimulus Act of 2008.

For the year ended December 31, 2010, authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to stockholders’ equity. This allocation is referred to as intra-period tax allocation. As a result of net book income from discontinued operations, we recorded an income tax expense of $9.7 million during the year ended December 31, 2010. An income tax benefit from continuing operations of $9.7 million was recorded during December 31, 2010, resulting in overall annual income tax expense to zero.

Years Ended December 31, 2010 and 2009

Consolidated Results of Operations—Continuing Operations

Revenues

Revenues for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009	% Change
Revenues:
Animal health and nutrition	$32,588	$32,781	(1)%
Grain processing	13,439	9,744	38%
All other products	4,324	1,431	202%

Total product	50,351	43,956	15%
Collaborative, license and grant	1,722	4,863	(65)%

Total revenues	$52,073	$48,819	7%

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

During 2010 we saw indications of recovery from the worldwide recession, which we believe positively impacted our revenues. In particular:

•

During 2009, we and our partner Danisco, saw a softening in the phytase animal feed market attributed to a recessionary decline in consumer consumption of protein and financial distress in the poultry industry, which negatively impacted demand for feed and thus our enzyme, particularly during the first half of 2009. Nevertheless, Phyzyme® XP phytase sales recovered in 2010, as demand for poultry began to recover with improved economic conditions.

•

Demand for Fuelzyme® alpha-amylase was significantly impacted by challenges in the corn ethanol industry during 2009, which experienced distress due to high corn prices and low ethanol prices. During the first half of 2009, there were several well-publicized bankruptcies, including two of the largest producers of corn ethanol in the U.S. Operating rates in the industry were significantly reduced, which negatively impacted demand for enzymes in the first half of 2009. During 2010, we saw ethanol plant operating rates return to pre-2009 levels, and some idle capacity was brought back on line.

•

Latin America, a primary market for Purifine® PLC, used for soybean oil processing, suffered drought, political upheaval over taxes on agricultural exports, and overall challenging market conditions during the initial launch of Purifine® PLC. As a result, adoption of Purifine® PLC in the region was delayed, thus Purifine® PLC revenue was below expectations for 2009. During 2010, however, we began to see strong commercial traction for Purifine® PLC.

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

We expanded our fermentation capacity in Fermic during the third quarter of 2010, which increased fixed manufacturing costs by an additional $0.7 million per quarter. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products like Purifine® PLC, as we optimize the manufacturing process for each particular product.

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

Operating Expenses (excluding cost of product revenue)

Research and development and selling, general and administrative expenses for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009	% Change
Research and development	$6,198	$5,829	6%
Selling, general and administrative expenses	27,662	29,520	(6)%

Total operating expenses (excluding cost of product revenue)	$33,860	$35,349	(4)%

Operating expenses excluding cost of product revenue for the year ended December 31, 2010 decreased 4%, or $1.5 million, to $33.9 million (including share-based compensation of $1.1 million) compared to $35.3 million (including share-based compensation of $4.7 million) for the year ended December 31, 2009. Excluding the impact of share-based compensation, total operating expenses increased $2.2 million for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to $1.4 million bonus paid and expensed during the third quarter of 2010 as well as an additional $2.2 million in bonus accrued through 2010, and increased litigation costs of $1.6 million primarily related to our noteholder lawsuit, which has subsequently been resolved. This increase in expenses was partially offset by $2.1 million of debt issuance costs recorded in selling, general and administrative expenses during the third quarter of 2009 related to our 2007 Notes exchange and 2008 Notes amendment.

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

Loss on Debt Extinguishment Upon Repurchase of Convertible Notes

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

Net Income (Loss) from Discontinued Operations

As previously noted, on September 2, 2010, we completed the sale of the LC business to BP for a purchase price of $98.3 million. The transaction resulted in net cash proceeds to us of $96.0 million (including $5 million of the purchase price placed in escrow). As such, the legacy LC business current and prior periods presented in this report have been reclassified to reflect the legacy LC business as discontinued operations.

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

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, and product sales. As of December 31, 2011, we had an accumulated deficit of approximately $600.8 million.

In early 2011, we undertook restructuring activities in connection with the closure of our Cambridge, Massachusetts office which primarily include one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs due to executive employment agreements, charges associated with the closure of the leased office space and one-time relocation costs for the employees whose employment positions have been moved to our San Diego location. As a result of the plan, we have achieved, and expect to continue to achieve, operating efficiencies in future periods related to salary and overhead costs related to general and administrative costs. During 2011, we have incurred total restructuring expense of $2.9 million and have restructuring accruals as of December 31, 2011 of $0.4 million, for which payments are expected to be substantially completed in early 2012.

Capital Requirements

As of December 31, 2011, we had available cash and cash equivalents of approximately $28.8 million, and restricted cash of $8.2 million. Pursuant to the terms of the sale of the LC business to BP in 2010, $5 million of the restricted cash is held in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing, BP has made a claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc., or UFRF, against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP has directed the escrow agent not to disburse the $5 million in escrow pending resolution of the indemnification claim. Verenium has directed the escrow agent to distribute $2.5 million of the amount held in escrow, which amount was to have been previously disbursed solely at the direction of Verenium. The escrow agent has not disbursed such amount to date, and Verenium has filed for arbitration of the dispute regarding immediate distribution of $2.5 million of the amount in escrow. The remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. Verenium believes that the UFRF claim against BP, and the BP claim against Verenium for indemnity pertaining to the UFRF claim, are without merit.

Historically, we have funded our capital requirements through available cash, issuances of debt and equity, product, collaboration and grant revenue, capital leases and equipment financing, and line of credit agreements. In September 2010 we raised approximately $96.0 million net of transaction costs through the sale of our LC business. The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for a total cash amount equal to $34.9 million on April 2, 2012, plus accrued and unpaid interest to such date. We expect the holders of our 2007 Notes to exercise this right and, based on our current cash resources and 2012 operating plan, our existing cash resources will not be sufficient to meet the cash requirements to fund our required repurchase of the 2007 Notes, planned operating expenses, capital expenditures and working capital requirements without additional sources of cash. If we are unable to fund the repurchase of the 2007 Notes when required or otherwise raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some or all of our assets, file for bankruptcy or cease operations. To the extent we restructure rather than repurchase all or any portion of the 2007 Notes, we may issue common shares or other convertible debt for the 2007 Notes that are restructured, which would result in substantial dilution to our equityholders. There can be no assurance that we will be able to negotiate and enter into definitive agreements related to any such transaction.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2011 consolidated financial statements related to the substantial doubt in our ability to continue as a going concern.

Balance Sheet

Our consolidated assets have decreased by $46.5 million to $65.3 million at December 31, 2011 from $111.8 million at December 31, 2010. This decrease is primarily attributed to a decrease in cash of $59.2 million attributable primarily to the repurchase of certain of our 2007 and 2009 Notes of $38.6 million, capital investment primarily for our new building of $6.5 million, increase in restricted cash of $3.2 million, payments against 2010 liabilities and general operating burn.

Our consolidated liabilities have decreased by $53.2 million to $55.4 million at December 31, 2011 from $108.6 million at December 31, 2010. The decrease is primarily attributable to the reduction in convertible notes carrying value of $53.2 million from 2011 repurchases. The remainder of the decrease is attributed to a reduction in accounts payable and accrued expenses of $2.2 million primarily related to timing of cash payments, partially offset by (i) an increase in deferred revenue of $3.2 million due to cash received in advance of revenue recognition most notably the upfront payment related to the Novus collaboration, and (ii) the remaining restructuring accrual associated with the closing of the Cambridge, Massachusetts office space of $0.4 million.

Cash Flows Related to Operating, Investing and Financing Activities

For the year ended December 31, 2011 we used $9.6 million to fund our operations compared to $9.0 million for the year ended December 31, 2010. Although we had net income from continuing operations of $5.2 million for the year ended December 31, 2011, $15.3 million of such amount was related to non-cash gain on debt extinguishment upon repurchase of convertible notes. The remaining change in operating cash flows for the year ended December 31, 2011 primarily reflects an increase in accounts receivable and decrease in accounts payable and accrued liabilities due to timing of cash receipts and payments, partially offset by an increase in deferred revenue primarily related to an upfront cash payment received from Novus in June 2011. In addition, during the year ended December 31, 2011 we received a license fee of $3.3 million for a commercial enzyme candidate that Syngenta Participations AG formally licensed to a third party and assigned to us in conjunction with the separation agreement with Syngenta in 2009.

Our investing activities for continuing operations used net cash of $9.7 million for the year ended December 31, 2011 consisting of purchases of property and equipment for our new building and an increase in restricted cash attributed to our letter of credit required in conjunction with our lease agreement and required to be cash secured in accordance with the terms in our credit facility.

Our financing activities for continuing operations used cash of $38.6 million for the year ended December 31, 2011 due to our debt repurchases.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011, including the principal and interest payments for our 2007 Notes, assuming such obligations are not redeemed pursuant to noteholder rights prior to maturity in April 2027 (in thousands). We do expect holders of our 2007 Notes to exercise their rights to cause us to repurchase the 2007 Notes on April 2, 2012.

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Convertible Debt:
2007 Notes (principal of $34.9 million and interest of $29.7 million through April 2027 maturity) (1)	$64,562	$1,917	$3,834	$3,834	$54,977
Contractual Obligations
Operating lease—San Diego (2)	27,572	1,232	3,209	5,369	17,762
Operating lease—Cambridge, net (3)	644	521	123	0	0
Manufacturing costs to Fermic (4)	47,172	18,229	28,943	0	0
License and research agreements	500	70	140	140	150

Total Contractual Obligations	$140,450	$21,969	$36,249	$9,343	$72,889

(1)	The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 1, 2012. If the holders exercise their right to require us to purchase the Notes for cash on April 1, 2012 as we expect them to do, the total obligation would be $35.8 million, which would include $1.0 million of interest, for the 2007 Notes.
(2)	On June 24, 2011, we signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes the build out of the space and has a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each anniversary of the first day of the first full month following the commencement date during the lease term. In addition to the tenant allowance included in the base rent, a second tenant allowance option was exercised which must be paid back in monthly payments at a 9% interest rate, and included in the amounts in the table. The lease agreement provides for abatement of base rent including tenant allowances so long as no default has occurred, starting with the seventh full month of the lease term through the end of the sixteenth month of the lease term.
(3)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective on March 31, 2011. We completed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.3 million from January 2012 through December 2012 and $0.7 million from January 2013 through December 2013, the end of the lease term.
(4)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. This commitment represents 30 months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of December 31, 2011, under this agreement our minimum commitments to Fermic were approximately $47.2 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through December 31, 2011, we have incurred costs of approximately $22.5 million for property and equipment related to this agreement, of which $0.7 million we funded in 2011. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. For much of 2010, we limited our marketing activities in line with our manufacturing capabilities. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $5 million of additional capital investments at Fermic during 2012. These investments should improve both our manufacturing yields and the profitability of our enzymes over time.

In 2008, we contracted with Genencor, which was at that time a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Our supply agreement with Danisco for Phyzyme® XP phytase contains provisions which allow Danisco, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If Danisco were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless we may still experience significant excess capacity at Fermic as a result. If Danisco assumed the right to manufacture Phyzyme® XP phytase and we were unable to absorb or otherwise reduce the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that would give rise to additional material contractual obligations as of December 31, 2011.

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

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include revenue from our royalty on operating profit in product revenues on the statement of operations. We recognize royalty revenues calculated as a share of profits, as defined by the agreement under which such royalties are paid, during the quarter in which such revenues are earned based on calculations provided by our partner. To date, we have generated a substantial portion of our product revenues, including royalty, through our agreements with Danisco. We may record our quarterly royalty based on estimates from Danisco, and the final calculation of the royalty is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter.

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

Share-based Compensation

We calculate the fair value of all share-based payments to employees and non-employee directors, including grants of stock options, non-restricted and restricted shares, and awards issued under our previous employee stock purchase plan, and amortize these fair values to share-based compensation in the income statement over the respective vesting periods of the underlying awards.

Share-based compensation related to stock options includes the amortization of the fair value of options at the date of grant determined using the Black-Scholes Merton, or BSM valuation model. We amortize the fair value of options to expense over the vesting periods of the underlying options using the accelerated recognition method. Under the accelerated method, an option is valued in multiple tranches as if the option was granted as multiple options, with each tranche valued separately, each with its own weighted average expected term and vesting term. As a result of the accelerated method, approximately 50% of a grant’s expense will be recognized in the first year after grant.

We estimate the fair value of stock option awards on the date of grant using assumptions about volatility, expected life of the awards, risk-free interest rate, and dividend yield rate. The expected volatility in this model is based on the historical volatility of our common stock and an analysis of our peers. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees and an analysis of our peers. The expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

We estimate a forfeiture percentage based on historical experience as well as future expected Company trends. Upon any material Company event, the forfeiture estimate is reviewed and adjusted to the actual forfeiture or updated expected forfeiture rate.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at December 31, 2011 were fully offset by a valuation allowance.

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

Recently Issued Accounting Standards

Information with respect to recent accounting standards is included in Note 1 of our Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk.

Interest Rate Exposure

As of December 31, 2011, the only debt subject to a variable interest rate pertained to our credit facilities with Comerica. Advances under the credit facility bear interest rate equal to the daily adjusting London Interbank Offered Rate plus a margin of 6.0%. All of our other outstanding debt obligations were comprised of fixed rate interest rates. As of December 31, 2011 we did not have an amount outstanding under our variable interest rate credit facilities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Verenium Corporation

We have audited the accompanying consolidated balance sheets of Verenium Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verenium Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Verenium Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficit of $0.6 million and has an accumulated deficit of $600.8 million at December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The December 31, 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective as of January 1, 2010.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Verenium Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 5, 2012

VERENIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,759	$87,929
Restricted cash .	5,000	0
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at December 31, 2011 and 2010	11,371	6,708
Inventories, net	6,323	5,316
Prepaid expenses and other current assets	2,396	2,694

Total current assets	53,849	102,647
Property and equipment, net	7,806	3,134
Restricted cash	3,200	5,000
Other long term assets	482	976

Total assets	$65,337	$111,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,543	$8,631
Accrued expenses	6,123	8,218
Deferred revenue	4,137	894
Accrued restructuring	396	0
Convertible debt, at carrying value (face value of $34.9 million at December 31, 2011; maturity date of April 2027, and early put option dates of April 2, 2012, 2017 and 2022)	34,851	0
Current liabilities of discontinued operations	436	1,157

Total current liabilities	54,486	18,900
Convertible debt, at carrying value (face value of $74.7 million at December 31, 2010; maturity date of April 2027, and early put option dates of April 2, 2012, 2017 and 2022)	0	88,011
Other long term liabilities	889	1,216
Long term liabilities of discontinued operations	17	460

Total liabilities	55,392	108,587
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	0	0
Common stock—$0.001 par value; 245,000 shares authorized at December 31, 2011 and 2010; 12,611 and 12,610 shares issued and outstanding at December 31, 2011 and 2010	12	12
Additional paid-in capital	610,781	609,133
Accumulated deficit	(600,848)	(605,975)

Total stockholders’ equity	9,945	3,170

Total liabilities and stockholders’ equity	$65,337	$111,757

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Product	$55,995	$50,351	$43,956
Collaborative, license and grant	5,272	1,722	4,863

Total revenue	61,267	52,073	48,819

Operating expenses:
Cost of product revenue	34,481	31,715	27,929
Research and development	10,986	6,198	5,829
Selling, general and administrative	19,365	27,662	29,520
Restructuring charges	2,943	0	0

Total operating expenses	67,775	65,575	63,278

Loss from operations	(6,508)	(13,502)	(14,459)
Other income and expenses:
Interest and other income (expense), net	56	(24)	1,000
Interest expense	(3,062)	(7,457)	(11,105)
Gain (loss) on debt extinguishment upon repurchase of convertible notes	15,349	(3,384)	0
Gain (loss) on net change in fair value of derivative assets and liabilities	(964)	(145)	5,277
Gain on debt extinguishment upon conversion of convertible notes	0	598	8,946
Gain on amendment of 2008 Notes	0	0	3,977

Total other income and (expenses), net	11,379	(10,412)	8,095

Net income (loss) from continuing operations before income taxes	4,871	(23,914)	(6,364)
Income tax benefit	368	9,748	0

Net income (loss) from continuing operations	5,239	(14,166)	(6,364)
Net (loss) income from discontinued operations, net of $55.9 million gain on divestiture of discontinued operations, net of income tax of $9.7 million for the year ended December 31, 2010	(112)	8,816	(49,876)

Net income (loss)	5,127	(5,350)	(56,240)
Less: Loss attributed to noncontrolling interests in consolidated entities— discontinued operations	0	25,283	34,349

Net income (loss) attributed to Verenium Corporation	$5,127	$19,933	$(21,891)

Net income (loss) per share, basic and diluted:
Continuing operations	$0.42	$(1.15)	$(0.75)

Discontinued operations	$(0.01)	$0.72	$(5.89)

Attributed to Verenium Corporation	$0.41	$1.62	$(2.58)

Shares used in calculating net income (loss) per share, basic and diluted	12,608	12,321	8,470

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2009	5,649	$6	$573,863	$(613,561)	$12,000	$(27,692)
Net loss	0	0	0	(21,891)	(34,349)	(56,240)
Capital contributions for noncontrolling interests in consolidated entities	0	0	0	0	78,000	78,000
Issuance of common stock under stock plans, net of stock award forfeitures	124	0	570	0	0	570
Issuance of common stock, net of issuance costs of $1.3 million, net of warrants of $780 classified as a derivative liability	2,250	2	11,397	0	0	11,399
Issuance of common stock from convertible debt	3,798	4	25,502	0	0	25,506
Derecognition of equity component of 2008 Notes related to the adoption of new convertible debt authoritative guidance	0	0	(18,554)	5,420	0	(13,134)
Recognition of debt premium for 2009 Notes exchange	0	0	4,105	0	0	4,105
Share-based compensation	0	0	7,688	0	0	7,688

Balance at December 31, 2009	11,821	12	604,571	(630,032)	55,651	30,202
Net income	0	0	0	19,933	(25,283)	(5,350)
Capital contributions for noncontrolling interests in consolidated entities	0	0	0	0	23,871	23,871
Issuance of common stock under stock plans, net of stock award forfeitures	16	0	15	0	0	15
Issuance of common stock from convertible debt	773	0	3,227	0	0	3,227
Deconsolidation of Vercipia Biofuels LLC upon the adoption of authoritative accounting guidance	0	0	0	4,124	(10,651)	(6,527)
Sale of noncontrolling interest	0	0	0	0	(43,588)	(43,588)
Share-based compensation	0	0	1,320	0	0	1,320

Balance at December 31, 2010	12,610	12	609,133	(605,975)	0	3,170
Net income	0	0	0	5,127	0	5,127
Issuance of common stock under stock plans, net of stock award forfeitures	1	0	2	0	0	2
Warrant issued in conjunction with credit facility	0	0	209	0	0	209
Share-based compensation	0	0	1,437	0	0	1,437

Balance at December 31, 2011	12,611	$12	$610,781	$(600,848)	$0	$9,945

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$5,127	$(5,350)	$(56,240)
Net (income) loss from discontinued operations	112	(8,816)	49,876

Net income (loss) from continuing operations	5,239	(14,166)	(6,364)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,348	1,747	2,355
Reduction for uncollectible accounts receivable	0	(111)	(385)
Share-based compensation	1,347	1,091	4,711
(Gain) loss on extinguishment of debt upon repurchase of convertible notes	(15,349)	3,384	0
Gain on amendment of 2008 notes	0	0	(3,977)
(Amortization) accretion of debt net premium/discount from convertible notes	(140)	825	2,931
Gain on debt extinguishment upon conversion of convertible notes	0	(598)	(8,946)
Loss on net change in fair value of derivative assets and liabilities	964	145	(5,277)
Non-cash restructuring charges	532	0	0
Non-cash income tax benefit	(368)	(9,748)	0
Change in operating assets and liabilities:
Accounts receivable	(4,663)	(39)	1,554
Inventories	(1,007)	(2,730)	(228)
Other assets	785	2,894	694
Accounts payable and accrued liabilities	(1,464)	8,020	(3,720)
Deferred revenue	3,175	309	(1,484)

Net cash used in operating activities of continuing operations	(9,601)	(8,977)	(18,136)
Investing activities:
Proceeds from sale of LC business	0	96,026	0
Purchases of property and equipment, net	(6,540)	(1,554)	(1,016)
Restricted cash	(3,200)	5,400	(360)

Net cash (used in) provided by investing activities of continuing operations	(9,740)	99,872	(1,376)
Financing activities:
“Make-whole” payments on conversion of 2008 Notes	0	0	(140)
Principal payments on debt obligations	0	(18)	(1,154)
Proceeds from sale of common stock and warrants	2	15	12,749
Repurchases of convertible debt	(38,645)	(20,550)	0

Net cash (used in) provided by financing activities of continuing operations	(38,643)	(20,553)	11,455
Cash provided by (used in) discontinued operations:
Net cash used in operating activities of discontinued operations	(1,186)	(32,490)	(40,946)
Net cash used in investing activities of discontinued operations	0	(3,375)	(4,400)
Net cash provided by financing activities of discontinued operations	0	28,608	78,000

Net cash (used in) provided by discontinued operations	(1,186)	(7,257)	32,654

Net (decrease) increase in cash and cash equivalents	(59,170)	63,085	24,597
Cash and cash equivalents at beginning of year	87,929	24,844	7,458

Cash and cash equivalents at end of year	28,759	87,929	32,055
Less: cash and cash equivalents of discontinued operations, end of year	0	0	(7,211)

Cash and cash equivalents of continuing operations	$28,759	$87,929	$24,844

Supplemental disclosure of cash flow information:
Interest paid	$3,386	$4,090	$4,838

Supplemental disclosure of non-cash operating and financing activities:
Conversions of convertible senior notes to common stock	$0	$2,200	$44,682

Restricted common stock issued to settle employee bonus liabilities	$0	$0	$304

See accompanying notes.

VERENIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

The Company

Verenium Corporation, “Verenium” or the “Company,” was incorporated in Delaware in 1992. The Company is an industrial biotechnology company that develops and commercializes high performance enzymes for a broad array of industrial processes to enable higher productivity, lower costs, and improved environmental outcomes. The Company operates in one business segment with five main product lines: animal health and nutrition, grain processing, oilseed processing, oilfield services and other industrial processes.

On September 2, 2010, the Company completed the sale of its ligno-cellulosic business (“LC business”) to BP Biofuels North America LLC (“BP”). See Note 2 for further details.

Recent Developments

BP Arbitration

As more fully described in Note 2, on February 24, 2012, Verenium filed for arbitration regarding immediate distribution of $2.5 million of the amount in escrow, which is included in current restricted cash on the Company’s consolidated balance sheet as of December 31, 2011.

Basis of Presentation and Going Concern

The Company had a loss from operations of $6.5 million for year ended December 31, 2011 and had an accumulated deficit of $600.8 million as of December 31, 2011. The holders of the 2007 Notes have the right to require us to purchase the 2007 Notes for a total cash amount equal to $34.9 million on April 2, 2012, plus accrued and unpaid interest to such date. The Company expects the holders of the 2007 Notes to exercise this right and, based on the Company’s current cash resources and 2012 operating plan, the Company’s existing cash resources will not be sufficient to meet the cash requirements to fund the Company’s required repurchase of the 2007 Notes, planned operating expenses, capital expenditures and working capital requirements without additional sources of cash. If the Company is unable to fund the repurchase of the 2007 Notes when required or otherwise raise additional capital, the Company will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail the Company’s operations, sell some or all its assets, file for bankruptcy or cease operations. To the extent the Company restructures rather than repurchases all or any portion of the 2007 Notes, the Company may issue common shares or other convertible debt for the 2007 Notes that are restructured, which would result in substantial dilution to the Company’s equityholders. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to generate additional financing through any of the following: the sale of debt, convertible debt or equity securities, restructuring the 2007 Notes, corporate partnerships and collaborations, selling and financing of assets, and incremental product sales or strategic transacations. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

As stated above, if the Company cannot obtain sufficient additional financing in the short-term, it may be forced to restructure or significantly curtail its operations, sell some or all its assets, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

The results of operations and assets and liabilities associated with the sale of the LC business have been reclassified and presented as discontinued operations in the accompanying consolidated statements of operations and balance sheets for current and all prior periods presented.

Basis of Consolidation

The consolidated financial statements prior to January 1, 2010 include the accounts of the Company and its previously wholly-owned subsidiaries, including Verenium Biofuels Corporation, as well as its previously jointly owned subsidiaries Galaxy Biofuels LLC, or Galaxy, and Vercipia Biofuels LLC, or Vercipia, both which were determined to be variable interest entities of which the Company was the primary beneficiary as defined by authoritative guidance. Effective as of January 1, 2010, as a result of adopting new authoritative accounting guidance for identifying which enterprise has the power to direct activities of a variable interest entity, the Company concluded it was no longer the primary beneficiary of Vercipia. The Company’s investment in Vercipia was therefore accounted for under the equity method beginning January 1, 2010. Prior to the adoption of the new authoritative accounting guidance, the Company was the primary beneficiary of Vercipia and consolidated Vercipia’s financial results.

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

Impact of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and applies the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. The Company evaluated its collaboration agreement with Novus International, Inc. (“Novus”) entered into in June 2011 using this guidance. See Note 6 for further details.

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

Restricted Cash

Pursuant to the terms of the sale of the LC business to BP in 2010, $5 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company, most of which survive for a period of 18 months following the closing, and is reported as current restricted cash on the Company’s consolidated balance sheet as of December 31, 2011. BP has made a claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc., or UFRF, against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP has directed the escrow agent not to disburse the $5 million in escrow pending resolution of the indemnification claim. The Company has directed the escrow agent to distribute $2.5 million of the amount held in escrow, which amount was to have been previously disbursed solely at the direction of the Company. The escrow agent has not disbursed such amount to date, and the Company has filed for arbitration of the dispute regarding immediate distribution of $2.5 million of the amount in escrow. The remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the BP claim against the Company for indemnity pertaining to the UFRF claim, are without merit. In addition, as described in Note 8 pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, the Company is required to maintain a letter of credit of $3.2 million on behalf of its landlord in lieu of a cash deposit. Subsequently, in conjunction with the credit lines entered in October 2011, the letter of credit was amended to be cash secured for its full value. This amount is reflected as long term restricted cash on the Company’s consolidated balance sheet as of December 31, 2011.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out method, and includes material, labor, and factory overhead. If necessary, the Company adjusts its inventories by an estimated allowance for excess and obsolete inventories. The determination of the need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as judgments, quality control testing data, and assumptions about the likelihood of obsolescence. The Company maintained a valuation allowance of $0.2 million at December 31, 2011 and 2010.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company limits its exposure to cash credit risk by placing its cash with high credit quality financial institutions. The Company generally invests its excess cash in U.S. Treasury and government agency.

The Company’s accounts receivable consist of amounts due from customers for the sale of products and amounts due from corporate partners under various collaboration agreements. The Company regularly assesses the need for an allowance for potentially uncollectible accounts receivable arising from its customers’ inability to make required payments. The Company has a limited number of accounts receivable and uses the specific identification method as well as an overall reserve percentage as a basis for determining this estimate.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. For the years ended December 31, 2011, 2010 and 2009, the Company recorded depreciation expense from continuing operations of $1.3 million, $1.7 million and $2.4 million.

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

Derivative Financial Instruments

Prior to the repurchase of the 2009 Notes during the year ended December 31, 2011, the Company’s 2009 Notes (see Note 3) and certain warrants were accounted for in accordance with applicable authoritative guidance for derivative instruments which required identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities were initially recorded at fair value and then at each reporting date, the change in fair value was recorded in the statement of operations.

Income Taxes

Authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to stockholders’ equity. This allocation is referred to as intra-period tax allocation. Accordingly, the Company has recorded income tax expense of $9.7 million in discontinued operations for the year ended December 31, 2010. Further, the allocation rules require the Company to gross up this amount by the projected annual tax benefit the Company expects to record as part of the loss from continuing operations in 2010. The Company calculated this benefit by applying the Company’s estimated effective tax rate to the Company’s loss from continuing operations for the year. As a result, for the year ended December 31, 2010, the Company recorded an income tax benefit of $9.7 million in continuing operations, resulting in an overall annual income tax expense of zero.

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

Segment Reporting

The Company operates in one operating segment, industrial enzymes, with five product lines: animal health and nutrition, grain processing, oilseed processing, oilfield services and other industrial processes. The animal health and nutrition product line include the Company’s Phyzyme® XP phytase enzyme, the grain processing product line includes the Company’s Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ and DELTAZYM® GA L-E5 enzymes, and the oilseed processing product line includes the Company’s Purifine® PLC enzyme. The Company also generates nominal product revenue from its oilfield services and industrial processes product lines, for use in other specialty industrial processes.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$36,959	$0	$0	$36,959	$92,929	$0	$0	$92,929

Liabilities:
Derivative—warrants (2)	0	0	78	78	0	0	307	307
Derivative—2009 Notes compound embedded derivative (3)	0	0	0	0	0	0	3,879	3,879
Equity:
Warrants (4)	0	0	209	209	0	0	0	0

	$0	$0	$287	$287	$0	$0	$4,186	$4,186

(1)	Included in cash and cash equivalents and restricted cash on the accompanying consolidated balance sheets.
(2)	Represents warrants issued in February 2008 and October 2009, both which qualified for liability accounting. The warrants issued in 2008 had a fair value of zero as of December 31, 2011 and December 31, 2010, using significant unobservable inputs (Level 3). The warrants issued in 2009 had a fair value of $0.1 million and $0.3 million calculated using the Black-Scholes Merton methodology, and were classified within other long term liabilities at December 31, 2011 and December 31, 2010, using significant unobservable inputs (Level 3).
(3)	Represented the compound embedded derivative included in the Company’s 2009 Notes (see Note 3). The compound embedded derivative included, among other rights, the noteholders’ rights to put the 2009 Notes at par at certain future dates, as well as the right to receive “make-whole” amounts. The Company’s compound embedded derivatives were valued using a “lattice” model. The Company’s “lattice” valuation models assumed the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2009 Notes. The embedded derivatives were included as part of the 2009 Notes carrying value on the accompanying consolidated balance sheet as of December 31, 2010. The 2009 Notes were repurchased in full during 2011.
(4)	Represents warrants issued in October 2011 in conjunction with the new credit facilities, which qualified for equity accounting (see Note 8 for further detail). The warrants issued had a fair value of $0.2 million calculated using the Black-Scholes Merton methodology, and were classified within the consolidated statement of stockholders’ equity at December 31, 2011, using significant unobservable inputs (Level 3).

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three year period ended December 31, 2011 (in thousands):

	Derivative Liability – Warrants	Derivative Liability – 2009 Notes Compound Embedded Derivative	Total
Balance at January 1, 2011	$307	$3,879	$4,186
Adjustment to fair value included in earnings (1)	(229)	1,193	964
Extinguishment of debt (2)	0	(5,072)	(5,072)

Balance at December 31, 2011	$78	$0	$78

(1)

The derivatives were revalued at the repurchase date as well as at the end of each reporting period and the resulting difference is included in the results of operations. The fair value of the 2009 Notes compound embedded derivative was primarily affected by the Company’s credit spread, but was also affected by the

Company’s stock price, stock price volatility, expected life, interest rates and the passage of time. For the year ended December 31, 2011, the net adjustment to fair value resulted in a net loss of $1.0 million and is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying consolidated statement of operations (see Note 3).
(2)	Represents decrease in derivative liability related to the debt repurchase of $13.7 million in principal amount of the 2009 Notes (see Note 3).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2011, the Company had $4.8 million in current and long-term deferred revenue, of which $3.8 million related to funding from collaborative partners and $1.0 million related to product sales.

Product Revenue

The Company recognizes product revenue at the time of shipment to the customer, provided all other revenue recognition criteria have been met. The Company recognizes product revenues upon shipment to distributors, provided that (i) the price is substantially fixed or determinable at the time of sale; (ii) the distributor’s obligation to pay the Company is not contingent upon resale of the products; (iii) title and risk of loss passes to the distributor at time of shipment; (iv) the distributor has economic substance apart from that provided by the Company; (v) the Company has no significant obligation to the distributor to bring about resale of the products; and (vi) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met.

The Company recognizes revenue from royalties calculated as a share of profits, from Danisco Animal Nutrition (“Danisco,”) which was acquired in 2011 by E. I. du Pont de Nemours and Company (“DuPont,”) during the quarter in which such revenue is earned. Danisco markets products based on the Phyzyme® XP phytase enzyme. Revenue from royalties calculated as a share of operating profit as defined in the agreement is recognized generally upon shipment of Phyzyme® XP phytase by Danisco to their customers, based on information provided by Danisco. Revenue from royalties is included in product revenue in the consolidated statement of operations.

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

Revenue Arrangements with Multiple Deliverables

The Company occasionally enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. For multiple deliverable agreements entered into or existing agreements materially modified after December 31, 2010, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using VSOE of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Share-Based Compensation

The Company’s share-based compensation policy requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values.

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

Computation of net income (loss) per share for the three years ended December 31, 2011 was as follows (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator
Net income (loss) from continuing operations	$5,239	$(14,166)	$(6,364)
Net income (loss) from discontinued operations	$(112)	$8,816	$(49,876)
Net income (loss) attributed to Verenium Corporation	$5,127	$19,933	$(21,891)

Denominator
Weighted average shares outstanding during the period	12,612	12,325	8,478
Less: Weighted average unvested restricted shares outstanding	(4)	(4)	(8)

Weighted average shares used in computing basic net income (loss) per share	12,608	12,321	8,470

Net income (loss) per share, basic and diluted:
Continuing operations	$0.42	$(1.15)	$(0.75)

Discontinued operations	$(0.01)	$0.72	$(5.89)

Attributed to Verenium Corporation	$0.41	$1.62	$(2.58)

The Company has excluded all common stock equivalent shares issuable upon exercise or conversion of outstanding stock options, warrants and convertible debt from the calculation of diluted net income per share because all such securities are anti-dilutive for all applicable periods presented. In accordance with the treasury stock method, the convertible debt is antidilutive because its interest per common share obtainable on conversion exceeds basic net income (loss) per share. Refer to Note 3 and Note 9 for further detail of the anti-dilutive shares.

Effect of New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure

Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS.”) This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. The adoption will not have a material impact over the Company’s financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an material impact on the Company’s consolidated balance sheet, results of operations or cash flow.

2.    Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC business to BP. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5.0 million of the purchase price placed in escrow). Pursuant to the terms of the Asset Purchase Agreement, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the Asset Purchase Agreement, most of which survive for a period of 18 months following the closing, or March 2, 2012. This amount is reflected as a current asset on the Company’s consolidated balance sheets as of December 31, 2011 and as a non-current asset as of December 31, 2010. With respect to some claims, the Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount, and the Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations. However, some indemnifications claims are not subject to the deductible amount or the cap on aggregate liability. BP has made a claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc., or UFRF, against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP has directed the escrow agent not to disburse the $5 million in escrow pending resolution of the indemnification claim. The Company has directed the escrow agent to distribute $2.5 million of the amount held in escrow, which amount was to have been previously disbursed solely at the direction of the Company. The escrow agent has not disbursed such amount to date, and the Company has filed for arbitration of the dispute regarding immediate distribution of $2.5 million of the amount in escrow. The remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the BP claim against the Company for indemnity pertaining to the UFRF claim, are without merit.

The Company’s continuing operations focus on the development, manufacturing and sale of industrial enzymes primarily within the animal health and nutrition, grain processing, and oilseed processing markets. Revenue and expenses allocated to discontinued operations for the year ended December 31, 2011, 2010 and 2009 were limited to revenue and expenses that were directly related to the operations of the LC business, or that were eliminated as a result of the sale of the LC business. As a result, certain continuing indirect costs that were previously allocated to the Company’s biofuels operating segment were not allocated to discontinued operations.

The results of operations from discontinued operations for the three years ended December 31, 2011 are set forth below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Grant	$0	$7,487	$16,814
Collaborative	0	185	278

Total revenue	0	7,672	17,092

Operating expenses:
Research and development	(13)	38,060	58,132
Selling, general and administrative	125	6,952	8,836

Total operating expenses	112	45,012	66,968

Loss from discontinued operations	(112)	(37,340)	(49,876)
Gain on sale of LC Business	0	55,904	—
Income tax provision	0	(9,748)	—

Net (loss) income from discontinued operations	$(112)	$8,816	$(49,876)

The consolidated financial statements for the years ended December 31, 2010 and 2009 include the accounts of the Company and its previously jointly owned subsidiaries, Galaxy and Vercipia, both of which were determined to be variable interest entities. Due to new accounting guidance effective January 1, 2010, the Company was no longer deemed the primary beneficiary of Vercipia, and as such, deconsolidated the entity as of January 1, 2010. As a result, the Company’s consolidated statement of operations includes a line item “Loss attributed to noncontrolling interests in consolidated entities— discontinued operations” which reflects BP’s share of Galaxy losses for the years ended December 31, 2010 and 2009, and Vercipia losses for the year ended December 31, 2009. Upon the completion of the sale of the LC business, BP became the sole investor in both Galaxy and Vercipa. As a result, all results for Galaxy and Vercipia are reflected separately as discontinued operations on the Company’s consolidated financial statements.

3.    Convertible Debt

Carrying value of the Company’s convertible debt as of December 31, 2011 and 2010 is set forth below (in thousands):

	December 31, 2011
	2009 Notes	2007 Notes	Total
Principal amount	$0	$34,851	$34,851

Total carrying value	$0	$34,851	$34,851

	December 31, 2010
	2009 Notes	2007 Notes	Total
Principal value	$13,707	$61,033	$74,740
Debt premium, net	9,392	0	9,392
Derivative liabilities (1)	3,879	0	3,879

Total carrying value	$26,978	$61,033	$88,011

(1)	Represented the 2009 Notes’ compound embedded derivative. The Company had the intent and the ability as of December 31, 2010 to settle the 2009 Notes’ “make-whole” provisions in shares of common stock. As such, the asserted derivative liability was included in the 2009 Notes’ carrying value on its consolidated financial statements at December 31, 2010.

2007 Notes

In March 2007, the Company completed an offering of $120 million aggregate principal amount of 2007 Notes in a private placement. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. As more fully described below, $18.5 million and $30.5 million in aggregate principal amount of the 2007 Notes were exchanged in February 2008 and September 2009, respectively, for new debt pursuant to the Company’s issuance of its 8% Senior Convertible Notes due April 2, 2012, or 2008 Notes, and 2009 Notes. Further, in September 2010, March 2011 and July 2011, the Company repurchased 2007 Notes totaling $34.2 million in principal. Since inception through December 31, 2011, holders of the 2007 Notes converted principal in the amount of $2.0 million into approximately 26,000 shares of the Company’s common stock. As of December 31, 2011, the Company had $34.9 million in principal amount outstanding under the 2007 Notes.

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

On or after April 5, 2012, the Company may, at its option, redeem the 2007 Notes, in whole or in part, for cash at redemption price equal to 100% of the principal amount of the 2007 Notes to be redeemed plus any accrued and unpaid interest to the redemption date. On each of April 1, 2012, April 1, 2017 and April 1, 2022, holders may require the Company to purchase all or a portion of their 2007 Notes at a purchase price in cash equal to 100% of the principal amount of the 2007 Notes to be purchased plus any accrued and unpaid interest to the purchase date. The Company expects holders to exercise their option on April 1, 2012 and require the Company to repurchase all of the 2007 Notes on that date. Holders may also require the Company to repurchase all or a portion of their 2007 Notes upon a “fundamental change” at a repurchase price in cash equal to 100% of the principal amount of 2007 Notes to be repurchased plus any accrued and unpaid interest to the repurchase date. Pursuant to the terms of the 2007 Notes, a “fundamental change” is broadly defined as 1) a change in control, or 2) a termination of trading of the Company’s common stock.

In connection with the 2007 Notes offering, the Company paid $5.2 million in financing charges, which is being amortized to interest expense over the initial five-year term of the 2007 Notes using the effective interest method. The balance of the financing charges as of the years ended December 31, 2011 and 2010 equaled $0.1 million and $0.7 million and is included within other long term assets on the Company’s consolidated balance sheets.

On September 23, 2010, the Company repurchased $8.0 million of principal amount of the 2007 Notes. A total cash payment, principal and accrued interest, of $7.0 million was paid to this holder of the 2007 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased. A gain on debt extinguishment of $1.1 million was recognized representing the difference between the carrying value of the 2007 Notes repurchased of $7.9 million and the principal repurchase price of $6.8 million.

During 2011, the Company made total debt repurchases of $26.2 million of principal of the 2007 Notes. A total cash payment, principal and accrued interest of $25.2 million was paid to a holder of the 2007 Notes. As part of the transaction, the note holder released the Company from any and all commitments and indebtedness related to the 2007 Notes repurchased. A gain on debt extinguishment of $1.4 million was recognized representing the difference between the carrying value of the 2007 Notes repurchased of $26.0 million and the principal repurchase price of $24.6 million.

A summary of the 2011 and 2010 repurchases and related gain pertaining to the 2007 Notes is as follows:

	For the Year Ended December 31,
	2011	2010
2007 Notes:
Principal	$26,182	$8,000
Issuance costs	(220)	(103)

Carrying value	25,962	7,897

Principal repurchase price	24,607	6,800

Gain on debt extinguishment	$1,355	$1,097

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

On September 23, 2010, the Company repurchased $13.0 million of principal amount of the 2008 Notes. A total cash payment, principal and accrued interest, of $14.0 million was paid to the noteholders of the 2008 Notes. As part of the transaction, the noteholders released the Company from any and all commitments and indebtedness related to the 2008 Notes repurchased. A loss on debt extinguishment of $4.5 million was recognized representing the difference between the carrying value of the 2008 Notes repurchased of $9.3 million and the principal repurchase price of $13.8 million.

For the Year Ended December 31, 2010
2008 Notes:
Principal	$13,000
Debt discount	(3,944)
Compound embedded derivative	311
Issuance costs	(98)

Carrying value	9,269

Principal repurchase price	13,750

Loss on debt extinguishment	$(4,481)

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

During 2011, the Company repurchased the full principal amount outstanding under the 2009 Notes of $13.7 million. A total cash payment, principal and accrued interest, of $14.6 million was paid to these holders of the 2009 Notes. As part of the transaction, the noteholders released the Company from any and all commitments and indebtedness related to the 2009 Notes repurchased. A gain on debt extinguishment of $14.0 million was recognized representing the difference between the carrying value of the 2009 Notes repurchased of $28.0 million and the principal repurchase price of $14.0 million. The 2009 Notes were carried at a higher value than face value as the exchange of the 2007 Notes qualified as a troubled debt restructuring requiring the Company to record the 2009 Notes at the 2007 Notes’ higher carrying value. A summary of the 2011 repurchases and related gain pertaining to the 2009 Notes is as follows (in thousands):

For the Year Ended December 31, 2011
2009 Notes:
Principal	$13,707
Debt premium, net (1)	9,253
Compound embedded derivative (2)	5,072

Carrying value	28,032

Repurchase price	14,038

Gain on debt extinguishment	$13,994

(1)	The initial debt premium relates to the 2009 Notes being recorded at the 2007 Notes’ carrying value in accordance with authoritative guidance partially offset by the debt discount recorded for the compound embedded derivative. The unamortized value of the debt premium was included in the carrying value of the 2009 Notes and was being amortized into interest expense through the maturity date of the 2009 Notes, April 1, 2027.
(2)	The compound embedded derivative included, among other rights, the noteholders’ rights to put the 2009 Notes at par at certain future dates, as well as the right to receive “make-whole” amounts. The Company’s compound embedded derivatives were valued using a “lattice” model. The Company’s “lattice” valuation models assumed the noteholders’ exercise patterns will follow risk-neutral conversion behavior throughout the term of the instruments consistent with maximizing the expected present value of the 2009 Notes.

Interest Expense on Convertible Debt

The Company recorded interest expense related to convertible debt, as follows for the three years ended December 31, 2011 (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
5.5% coupon interest, payable in cash	$2,316	$3,682	$4,902
Non-cash amortization of debt issuance costs	367	577	831

2007 Notes Total	2,683	4,259	5,733

8% coupon interest, payable in cash or common stock	0	767	2,573
Non-cash accretion of debt discount	0	1,245	3,067
Non-cash amortization of debt issuance costs	0	51	247

2008 Notes Total	0	2,063	5,887

9% coupon interest, payable in cash or common stock	402	1,234	411
Non-cash amortization of debt premium	(140)	(420)	(136)

2009 Notes Total	262	814	275

4.    Balance Sheet Details

Accounts receivable

Accounts receivable consist of the following (in thousands) as of:

	December 31,
	2011	2010
Trade, net of allowance for doubtful accounts	$10,975	$6,502
Collaborators	396	206

	$11,371	$6,708

Inventories

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$353	$515
Work in progress	495	258
Finished goods	5,699	4,768

	6,547	5,541
Reserve	(224)	(225)

Net inventory	$6,323	$5,316

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

Property and equipment, net consists of the following (in thousands):

	December 31,
	2011	2010
Laboratory, machinery and equipment	$24,927	$22,901
Computer equipment	3,031	2,783
Furniture and fixtures	0	981
Leasehold improvements	0	570
Construction in progress	4,106	0

Property and equipment, gross	32,064	27,235
Less: Accumulated depreciation and amortization	(24,258)	(24,101)

Property and equipment, net	$7,806	$3,134

Construction in progress assets relate primarily to equipment associated with the build out of the research, bioprocess development and automation laboratories acquired in anticipation of the Company’s new building lease commencement in June 2012. Upon installation of the equipment, the assets will begin depreciating over their appropriate asset lives. Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years

In conjunction with the signing of the Company’s facility lease agreement in June 2011, an analysis of all tenant improvements to be completed on the new building was performed. In accordance with authoritative guidance, it was concluded that the tenant improvements being funded through tenant allowances are assets of the landlord and not the Company as all tenant improvements will remain with the building, are not specific to the Company and all construction is controlled by the landlord. As such, tenant improvements not paid directly by the Company or controlled by the Company, as well as the respective liabilities will not be recorded on the Company’s consolidated financial statements.

Accrued expenses

Accrued expenses consists of the following (in thousands):

	December 31,
	2011	2010
Employee compensation	$3,138	$3,311
Professional and outside services costs	1,060	1,753
Accrued interest on convertible notes	479	1,148
Royalties	1,202	1,219
Other	244	787

	$6,123	$8,218

5.    Restructuring Activities

The Company’s former executive offices were located in a 21,000 square foot area in a building in Cambridge, Massachusetts, under an operating lease with a term through December 2013. Prior to the sale of the LC business on September 2, 2010, the office space was used by both the Company’s corporate management and by employees exclusively supporting the LC business. In connection with the sale of the LC business, the space used by the former LC business employees was vacated and a restructuring liability was recorded representing the present value of the remaining lease term, net of contracted sublease. The liability was classified into discontinued operations on the Company’s consolidated balance sheet.

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

Facility Consolidation Costs
Balance at January 1, 2010	$0
Accrued and expensed	835
Adjustments and revisions	103

Balance at December 31, 2010	938
Charged against accrual	(447)
Adjustments and revisions	(125)

Balance at December 31, 2011	$366

Restructuring reserve liability attributed to discontinued operations included in current and long term liabilities of discontinued operations:
Current portion	$349
Long-term portion	17

$366

The Company terminated operations in Cambridge, Massachusetts on March 31, 2011, and subleased its office space to a third party. In connection with these activities, a restructuring plan was initiated which primarily included one-time termination costs, such as severance costs related to the elimination of duplicative positions and separation costs for two executives as specified in their employment agreements. The restructuring plan also included charges associated with the estimated loss on sublease for the Cambridge facility as well as one-time relocation costs for the employees whose employment positions were moved to the Company’s San Diego location. The Company incurred total restructuring expense of $2.9 million for the year ended December 31, 2011 and had restructuring accruals of $0.4 million as of December 31, 2011, as detailed below, for which payments are expected to be substantially completed in early 2012.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$0	$0	$0	$0
Accrued and expensed	145	2,244	520	2,909
Charged against accrual	2	(2,021)	(520)	(2,539)
Adjustments and revisions	34	0	0	34

Balance at December 31, 2011	$181	$223	$0	$404

Restructuring reserve liability classification:
Current portion				$396
Long-term portion				8

				$404

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

The Company received $2.5 million from Novus as an upfront non-refundable license fee. Additionally, in accordance with the agreement, the Company is entitled to an additional $2.5 million upon the earlier of (i) first commercial sale or (ii) first regulatory submission. This achievement is deemed to add value to the product candidate and will be based on past performance performed by the Company, and as such the amount was concluded to be a substantive milestone to be recognized upon achievement. Further, all development costs going forward will be shared equally between both partners. All future profits and losses also will be shared equally upon commercialization.

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

The animal feed enzyme licenses’ best estimated selling price was determined based on the Company’s analysis of the estimated future discounted cash flows. The best estimated selling price of the reimbursement of development costs was calculated based on a market rate established by evaluating historical collaboration agreements and calculations based on the actual expenses of the employees to be working on the collaboration. Collaboration revenue for the year ended December 31, 2011 included approximately $0.3 million for this collaboration and $2.8 million is included in deferred revenue related primarily to the upfront non-refundable license fee received, which is expected to be recognized during 2012. Due to the adoption of the new guidance on multiple-element revenue arrangements discussed in Note 1, once the license deliverables are delivered, the Company will be able to recognize up to the relative selling price of the license deliverables as revenue not to exceed cash received.

Bunge Oils, Inc

The Company has two collaborations with Bunge Oils, Inc. (“Bunge”), a part of Bunge North America, as follows:

In February 2006, the Company entered into an agreement with Bunge to discover and develop novel enzymes optimized for the production of edible oil products with enhanced nutritional or health benefits. Under the terms of the agreement, the Company is responsible for discovering, optimizing, and manufacturing enzymes, and Bunge is responsible for commercializing oils using new enzyme-enabled processes. Under the terms of the agreement, the Company received an upfront technology access fee, is receiving research funding for its enzyme discovery and development activities under the project, and has received milestone payments for successful enzyme development activities as well as will receive royalties on any products that are commercialized. Under this agreement, during 2010, the Company licensed to Bunge a new high-performance lipase enzyme. Commercial launch of the enzyme product is pending appropriate regulatory approvals in target markets.

In November 2007, the Company entered into an agreement with Bunge to promote the commercialization of its Purifine® PLC enzyme, which is currently marketed. Pursuant to the agreement, Bunge supplies process scale-up expertise for the development of the Purifine® PLC degumming process at plant scale. Bunge and the Company currently share profits and losses on sales of Purifine® PLC as defined. In addition, Bunge contributes to the funding of research and development projects to develop next-generation enzyme products for oilseed processing. During the fourth quarter of 2009, the Bunge collaboration entered the regulatory phase for its next-generation oil processing enzyme.

Collaborative revenue recognized under the Bunge agreements was $1.0 million, $1.4 million, and $3.3 million for the three years ended December 31, 2011. Deferred revenue attributed to Bunge totaled $0.2 million as of December 31, 2011 and 2010.

Cargill Health and Food Technologies

In 2005, the Company signed a collaboration agreement with Cargill Health and Food Technologies (“Cargill”) to discover and develop novel enzymes for the cost-effective production of a proprietary Cargill product involving multiple enzyme steps. In 2006, this collaboration agreement was expanded to include additional enzymes beyond the initial targeted set. In 2007, this agreement was further extended through May 2008. Under the terms of the agreement, the Company received upfront payments and research funding, and is entitled to receive milestone payments, license fees, and royalties on products that may be developed under the agreement. In order to meet the criteria of a milestone in accordance with authoritative guidance, the milestone must be 1) events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. All development and regulatory achievements are based solely on the performance of Cargill and not based on the Company’s past performance, and as such, do not meet the criteria of a milestone. In May 2008, Cargill exercised an early option to license one of the enzymes under the agreement.

Revenue recognized under the Cargill collaboration was $0.2 million, $0.1 million and $20,000 for the three years ended December 31, 2011. Deferred revenue attributed to Cargill totaled $0.6 million as of December 31, 2011 and 2010.

7.    Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco, which was acquired by DuPont in 2011, represented 49%, 63% and 67% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Accounts receivable from this one customer comprised approximately 78% of accounts receivable at December 31, 2011 and 54% at December 31, 2010.

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
North America	$18,971	$11,275	$14,053
Europe	29,851	32,376	27,766
South America	11,300	7,287	5,726
Asia	1,145	1,135	1,274

	$61,267	$52,073	$48,819

The Company manufactures and sells enzymes primarily within five main product lines. Of these, the animal health and nutrition, grain processing and oilseed processing product lines represent the Company’s core and material product lines. The animal health and nutrition product line primarily includes the Phyzyme® XP phytase enzyme and from time to time toll manufacturing of other products in this market, the grain processing product line includes Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ xylanase and DELTAZYM® GA L-E5 gluco-amylase enzymes, and the oilseed processing product line includes the Purifine® PLC enzyme. The Company also generates nominal product revenue from enzymes outside its core product lines, the oilfield services and other industrial processes product lines, for use in other specialty industrial processes.

The following table sets forth product revenues by individual product line (in thousands):

	Year Ended December 31,
	2011	% of Product Revenue	2010	% of Product Revenue	2009	% of Product Revenue
Product revenues:
Animal health and nutrition	$33,850	60%	$32,588	65%	$32,781	75%
Grain processing	15,953	28%	13,439	27%	9,744	22%
Oilseed processing	5,352	10%	3,322	6%	354	1%
All other products	840	2%	1,002	2%	1,077	2%

Total product revenue	$55,995	100%	$50,351	100%	$43,956	100%

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s consolidated balance sheets totaled approximately $1.1 million at December 31, 2011 and at December 31, 2010.

8.    Commitment and Contingencies

At December 31, 2011, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	San Diego Gross Rental Payments	Additional Tenant Allowance Payments	Cambridge Net Rental Payments
Fiscal year 2012	$1,154	$78	$521
Fiscal year 2013	595	39	123
Fiscal year 2014	2,420	155	0
Fiscal year 2015	2,492	155	0
Fiscal year 2016	2,567	155	0
Thereafter	16,844	918	0

Total minimum lease payments	$26,072	$1,500	$644

As described in Note 2, as of September 2010, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement free of rent dated September 2, 2010 for a portion of the San Diego facilities which the Company will continue to occupy for a period of up to two years at the discretion of the Company, and as such no further obligation exists for this lease.

For the years ended December 31, 2010 and 2009, consolidated rent and administrative service expense under all operating leases was approximately $3.2 million, and $4.6 million. All rent expense was recorded on a straight line basis.

San Diego Lease

On June 24, 2011, the Company signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes a build out of space with a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 a month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month. In addition to the tenant allowance incorporated in the lease payment, an additional tenant improvement allowance and an equipment allowance are also allowed, which must be paid back in monthly payments at a 9% interest rate. The lease provides the Company with two consecutive options to extend the term of the lease for 5 years each, which may be exercised with 12 months prior written notice. In the event the Company chooses to extend the term of the lease, the minimum monthly rent payable for the additional term will be determined according to the then-prevailing market rate.

In addition to the lease agreement, Verenium concurrently signed a license agreement with the same landlord for the rent-free use of 8,000 square feet of temporary space located adjacent to the permanent building under construction. The license commenced on July 1, 2011 and is to expire on the earliest of (i) 45 days after the commencement date of the lease, or (ii) the termination of the agreement for cause. The temporary space was licensed on an “as is” basis with no requirement for landlord improvements. The Company is currently recognizing straight line rent based on the relative fair value of the temporary space as compared to the new facility. Rent expense for the year ended December 31, 2011 was minimal.

In connection with this lease, the Company has put in place a facility for up to $3 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego. The facility is to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for the new building. The facility is to be paid at an interest rate of 9% over a term of 126 months. No advances have been taken from this line as of December 31, 2011.

Cambridge Lease

The Company leases approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company closed its office in Cambridge to focus all of its operations in San Diego to better align the Company with the evolving needs of the business and the market. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.3 million in 2012 and $0.7 million in 2013.

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

The letter of credit expires on December 31, 2012, and will be automatically extended annually without amendment through December 31, 2022. Subsequently, in conjunction with the credit lines entered into with Comerica in October 2011, the letter of credit was amended to be cash secured for its full value. This amount is reflected as long term restricted cash on the Company’s consolidated balance sheet as of December 31, 2011.

Credit Facility

On October 19, 2011, the Company entered into credit facilities with Comerica consisting of a $3.0 million domestic receivables and inventory revolving line, the Comerica Line, and a $10.0 million export-import receivables revolving line, the Ex-Im line. The credit lines have a maturity date of 18 months. The Comerica Line is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $3.0 million or (ii) 80% of certain eligible domestic accounts receivable held by the Company that arise in the ordinary course of business and 50% of eligible inventory held by the Company, not to exceed $0.5 million, consisting of raw materials and finished goods for sale in the ordinary course of our business. The Ex-Im Line is pursuant to a Revolving Credit Promissory Note between the Company and Comerica, with Comerica’s exposure under the line guaranteed by the Ex-Im Bank. The Ex-Im Line is a revolving credit facility of up to the lesser of (i) $10.0 million or (ii) up to 90% of certain eligible export related accounts receivable, and which are subject to adjustment for the non-U.S. portion of costs included in the sales price of the Company’s products, held by the Company that arise in the ordinary course of the Company’s business, and may be used by the Company for the purpose of enabling the Company to finance the cost of manufacturing, producing, purchasing or selling finished goods or services in accordance with applicable Ex-Im Bank rules and regulations. Advances under the credit lines bear interest at a daily adjusting London Interbank Offered Rate plus a margin of 6.0%. As of December 31, 2011, the current interest rate was equal to 6.28%.

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

The credit lines include limitations on the Company’s ability to, among other things, dispose of assets, move cash balances on deposit with Comerica to another depositary, engage in any business not related to its current business strategy, engage in certain mergers and acquisitions, incur debt, grant liens, make certain restricted payments such as dividend payments, make certain investments, enter into certain transactions with affiliates, make payments on subordinated debt, and store inventory or equipment with certain third parties. In addition, the Company has agreed with Comerica that it will obtain additional financing of at least $7.5 million by March 31, 2012, or Comerica will be entitled to call any drawn but unpaid amounts under the credit lines, terminate the credit lines, and foreclose on all collateral to satisfy any unpaid obligations.

The lines contain quarterly financial EBITDA (defined in the agreement as earnings before interest taxes, depreciation and amortization, non-recurring income and gains, and stock compensation) covenants. The covenant amounts vary quarterly and vary depending on the amount of additional financing secured. The Company was in compliance with its fourth quarter 2011 covenant.

The events of default under the credit lines include, among other things, payment defaults, breaches of covenants, the occurrence of a material adverse change in the business, judgments against the Company, material misrepresentations by the Company and bankruptcy events. A material change in the business is defined as (i) a material adverse change in the Company’s prospects, business or financial condition, (ii) a material impairment in the prospect of repayment of all or any portion of the obligations or in otherwise performing the obligations, or (iii) a material impairment in the perfection, value or priority of bank’s security interests in the collateral. In the case of a continuing event of default, Comerica may, among other remedies, eliminate its commitment to make further credit available, declare due all unpaid principal amounts outstanding, and foreclose on all collateral to satisfy any unpaid obligations.

No amounts have been drawn or are outstanding on the lines as of December 31, 2011. A quarterly unused facility fee equal to 0.25% of the difference between the maximum amount of the lines and any average outstanding balance was incurred. In order to secure the lines, total commitment fees of $0.4 million were incurred and paid, and are recorded as assets on the Company’s consolidated balance sheet. The commitment fees are being amortized over 18 months, the term of the lines, and are being recognized into interest expense.

In connection with the Comerica Line, the Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time commencing on April 19, 2012 through the expiration of the warrant on October 19, 2016. See Note 9 for further detail.

Manufacturing Commitments

The Company has a manufacturing agreement with Fermic to provide the capacity to produce commercial quantities of enzyme products, pursuant to which it pays Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, the Company can cancel its commitment with 30 months’ notice. As of December 31, 2011, under this agreement minimum commitments to Fermic are approximately $47.2 million over the next two and a half years.

In addition, under the terms of the agreement, the Company funds, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of the Company’s enzyme products. Since inception through December 31, 2011, the Company has incurred costs of approximately $22.5 million for property and equipment related to this agreement, of which $0.7 million was funded in 2011.

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

Litigation

Class Action Shareholder Lawsuit

In April 2009, the Company executed a settlement agreement with the plaintiffs in a class action lawsuit filed in December 2002 in a U.S. federal district court (the “Court”). This lawsuit is part of a series of related lawsuits, referred to as the IPO Cases, in which similar complaints were filed by plaintiffs against hundreds of other public companies, or Issuers, that conducted an Initial Public Offering, or IPO, of their common stock in 2000 and the late 1990s. In February 2009, liaison counsel for plaintiffs informed the Court that a settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the Court. In April 2009, the parties submitted a tentative settlement agreement to the Court and moved for preliminary approval thereof. In June 2009, the Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In October 2009, following a final fairness hearing, the Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, a number of shareholders filed appeals to the Second Circuit, objecting to the settlement. On January 10, 2012, the last of these shareholder appeals was dismissed with prejudice. Accordingly, the settlement is now final, all claims against the Company and its officers and directors in the IPO Cases will be dismissed with prejudice, and the Company’s pro rata share of the settlement will be fully funded by insurance.

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

9.    Equity Incentive Plans and Warrants

Equity Incentive Plans

Celunol Equity Incentive Plan

As a part of the merger on June 20, 2007, each outstanding and unexercised option to purchase shares of Celunol common stock, whether vested or unvested, was assumed by Verenium and became an option to acquire shares of Verenium common stock, under the same terms and conditions that existed in the Celunol plan prior to the merger. Options granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The number of shares of Celunol common stock that was subject to each option prior to the effective time was converted into Verenium common stock based on the exchange ratio determined pursuant to the merger agreement. The Company’s stockholders approved the Celunol Equity Incentive Plan on June 20, 2007. A total of 42,275 shares of Verenium common stock are reserved for issuance under the Celunol Equity Incentive Plan and 4,005 options to purchase shares remain outstanding as of December 31, 2011.

2010 Equity Incentive Plan

In April 2010, the Board of Directors adopted the 2010 Equity Incentive Plan, or the 2010 Plan. The 2010 Equity Incentive Plan is the successor to the 2007 Equity Incentive Plan, or the 2007 Plan. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. Stock awards granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The Company’s stockholders approved the 2010 Plan on June 14, 2010. A total of 2,000,000 shares are reserved for issuance under the 2010 Plan and 1,114,805 options to purchase shares remain outstanding as of December 31, 2011.

2007 Equity Incentive Plan

In March 2007, the Board of Directors adopted the 2007 Equity Incentive Plan, and effective May 7, 2007, amended the 2007 Plan. The 2007 Equity Incentive Plan is the successor to the Diversa Corporation 1997 Equity Incentive Plan, or the 1997 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. Stock awards granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The Company’s stockholders approved the 2007 Plan, as amended, on June 20, 2007. A total of 812,500 shares are reserved for issuance under the 2007 Plan and 623,872 options to purchase shares remain outstanding as of December 31, 2011.

2005 Non-Employee Directors’ Equity Incentive Plan

In March 2005, the Board of Directors of the Company, or Board, adopted the Company’s 2005 Non-Employee Directors’ Equity Incentive Plan, or Directors’ Plan, and reserved a total of 50,000 shares for issuance thereunder. The number of shares available for issuance under the Directors’ Plan will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year and continuing through and including calendar year 2015, by an amount equal to the excess of (i) the number of shares subject to stock awards granted during the preceding calendar year, over (ii) the number of shares added back to the share reserve during the preceding calendar year pursuant to expirations, terminations, cancellations, forfeitures and repurchases of previously granted awards. However this automatic annual increase shall not exceed 20,833 shares in any calendar year. As of December 31, 2011, a total of 80,482 shares of the Company’s common stock have been reserved for issuance under the Directors’ Plan.

The Board adopted the Directors’ Plan as the primary equity incentive program for the Company’s non-employee directors in order to secure and retain the services of such individuals, and to provide incentives for such persons to exert maximum efforts for the success of the Company. Stock awards granted under this plan generally vest monthly over a three year period and expire 10 years from the date of the grant. The Directors’ Plan replaced the 1999 Non-Employee Directors’ Stock Option Plan. As of December 31, 2011, there were approximately 80,482 options to purchase shares outstanding under the Directors’ Plan and 75,888 shares outstanding.

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

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2011, the aggregate number of shares awarded under the 1997 Plan is approximately 1,183,000, with no shares available for grant. A total of 425 options to purchase shares remain outstanding as of December 31, 2011 for the plan.

Share-Based Compensation Expense

The Company recognized in continuing operations $1.3 million, $1.1 million and $4.7 million in share-based compensation expense for its share-based awards for years ended December 31, 2011, 2010 and 2009. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Years Ended December 31,
	2011	2010	2009
Continuing Operations:
Research and development	$280	$0	$168
Selling, general and administrative	484	1,091	4,543
Restructuring charges	583	0	0

	$1,347	$1,091	$4,711

Discontinued Operations:
Research and development	$0	$16	$2,117
Selling, general and administrative	90	213	860

	$90	$229	$2,977

	$1,437	$1,320	$7,688

As described in Note 5, in conjunction with the closure of the Cambridge office, two executives separated from the Company. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these executives as of their separation dates. This additional stock option expense attributable to the acceleration was classified as restructuring expense on the Company’s consolidated financial statements during the year ended December 31, 2011.

The Company has determined its share-based compensation expense for the three years ended December 31, 2011 as follows:

Valuation of Stock Options

Share-based compensation related to stock options includes the amortization of the fair value of options determined using the multiple option approach under the Black-Scholes Merton, or BSM valuation model. The fair value of options determined under authoritative accounting guidance is amortized to expense over the vesting periods of the underlying options, generally four years. The Company has elected the accelerated method of expense for all stock options.

At least annually, typically upon material option grants or material Company events, the Company performs a review and assessment of all valuation input assumptions used to compute share based payment expense to ensure they remain accurate and indicative of current Company trends. The assessment is conducted by evaluating historical trends, future expectations as well as a comparison to peers. In conjunction with a non-executive company-wide grant completed during the third quarter of 2011, the Company performed an analysis and determined the previous volatility assumption as well as the estimated forfeiture rate should be updated to reflect the business since the sale of the LC business. This change aligned the assumptions and resulting expense of the share based payments to be a better estimate of fair value. Volatility was adjusted lower to primarily reflect the Company’s historical stock price volatility over the last 12 months and the estimated forfeiture rate was adjusted lower to reflect the Company historical experience over the last 12 months. These adjustments impacted the grant value of option grants made during the second half of 2011, but did not impact prior periods.

The fair value of stock option awards for the three years ended December 31, 2011 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees along with peer companies. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	December 31,
	2011	2010	2009
Risk-free interest rate	1.4% to 3.0%	1.9% to 3.2%	1.7% to 3.3%
Dividend Yield	0%	0%	0%
Volatility	66.91% to 135%	135%	98% to 135%
Expected Life	6 years	6 years	5 to 6 years

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

Forfeiture Rate for Options and Restricted Stock Awards

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards when significant events occur. The Company considers its historical experience of pre-vesting option forfeitures and peers as the basis to arrive at its estimated pre-vesting option forfeiture rate. As a result of an analysis of peer companies in the industrial enzyme industry and the Company’s historical and expected rates, the forfeiture rate was updated to 5% as of August 2011 for all future grants, and was previously 10% for the beginning of 2011, 2010 and 2009 for all share-based awards.

Unrecognized Share-Based Compensation Expense

As of December 31, 2011, there was approximately $1.6 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. All employees with outstanding unvested options that were assumed by BP as part of the sale of the LC business were cancelled. This remaining expense is expected to be recognized over a weighted-average period of 1.8 years as follows (in thousands):

Fiscal Year 2012	$809
Fiscal Year 2013	448
Fiscal Year 2014	260
Fiscal Year 2015	73
Thereafter	23

$1,613

Equity Incentive Awards Activity

Stock Options

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	792	$77.18
Granted	800	$4.37
Exercised	(9)	$0.79
Cancelled	(796)	$65.64

Outstanding at December 31, 2009	787	$15.75
Granted	784	$2.90
Exercised	(11)	$1.37
Cancelled	(351)	$22.62

Outstanding at December 31, 2010	1,209	$5.56
Granted	884	$2.20
Exercised	(2)	$0.72
Cancelled	(272)	$11.30

Outstanding at December 31, 2011	1,819	$3.07	7.6	$308

Exercisable at December 31, 2011	550	$4.43	4.6	$6

The weighted-average estimated fair values of options granted, as determined by the BSM valuation model, were $1.68, $2.62, and $2.18 per share for the years ended December 31, 2011, 2010 and 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $8,000, $27,000, and $0.1 million respectively, which was determined as of the date of exercise.

At December 31, 2011, options to purchase 0.6 million shares with an aggregate intrinsic value of approximately $6,000 were exercisable, and approximately 1.0 million shares remain available for grant. At December 31, 2010, options to purchase 0.2 million shares with an aggregate intrinsic value of approximately $17,000.

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2009	22	$57.17
Granted	48	$7.04
Vested	(60)	$21.45
Forfeited and cancelled	(2)	$83.88

Non-vested awards outstanding at December 31, 2009	8	$15.62
Granted	10	$3.05
Vested	(6)	$14.51
Forfeited and cancelled	(2)	$14.64

Non-vested awards outstanding at December 31, 2010	10	$3.67
Granted	0	$0.00
Vested	(6)	$3.87
Forfeited and cancelled	0	$0.00

Non-vested awards outstanding at December 31, 2011	4	$3.35

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

In connection with the 2008 Notes issuance in February 2008, the Company issued 0.7 million warrants to purchase common stock at $53.28 per share that expire in August 2013. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009, public offering of common stock and warrants in October 2009, and warrants issued as part of the credit facility in October 2011, the number of shares issuable upon exercise of the warrants increased to approximately 1.0 million shares of the Company’s common stock and the exercise price was $35.97. Additionally, the Company entered into a convertible hedge transaction, whereby the Company issued warrants to purchase 1.1 million shares of common stock at $61.92 per share. The warrants are exercisable on three dates staggered in six month intervals beginning on October 1, 2013.

In connection with the October 2009 sale of 2.2 million shares of the Company’s common stock, warrants to purchase an additional 0.9 million shares of common stock were also issued. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants have an exercise price of $7.59 per share that are exercisable for five years starting October 9, 2009. As the warrants are required to be issued in registered shares, the warrants were deemed to qualify for liability accounting, which requires the fair value of the instrument each reporting period.

In connection with the Comerica credit lines entered into on October 2011, the Company’s issued warrants to purchase 0.2 million shares of common stock with an exercise price of $2.64 per share. The warrants have an exercise period commencing on April 19, 2012 and are exercisable for five years ending October 19, 2016. The warrants were deemed to qualify as an equity instrument as the warrants are not required to be delivered in registered shares, and as such, the warrants are classified on the Company’s consolidated statement of stockholders’ equity as of December 31, 2011.

As of December 31, 2011, none of the above warrants have been exercised.

Common Stock Reserved for Future Issuance

At December 31, 2011, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Equity Incentive Plans	1,819
Warrants (including shares issuable under the convertible hedge transaction)	3,376
2007 Notes	454

5,649

10.    Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. The Company made consolidated cash contributions of approximately $1.3 million, $1.8 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

11.    Income Taxes

The reconciliation of continuing operations income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows (in thousands):

	December 31,
	2011	2010	2009
Tax at statutory rate	$1,705	$(8,368)	$(2,227)
State taxes, net of federal benefit	280	(1,374)	(366)
Gain (loss) on debt extinguishment	(6,255)	1,135	(5,266)
Change in valuation allowance	3,139	(3,400)	1,829
Cancellation of debt income	642	889	6,908
Debt repurchase premium	(213)	0	0
Gain (loss) on derivative assets and liability	393	59	(2,150)
Nondeductible interest expense	107	1,172	2,511
Share-based compensation expense	222	109	(1,180)
Monetized credits	(368)	0	0
Permanent differences and others	(20)	30	(59)

	$(368)	$(9,748)	$0

The 2011 current federal income tax benefit reflects refundable research credits. The Housing and Economic Recovery Act of 2008, enacted on July 30, 2008, and extended through 2009 by the American Recovery and Reinvestment Act of 2009, provided for the acceleration of a portion of unused pre-2006 research credits and alternative minimum tax credits in lieu of claiming the 50% bonus depreciation allowance enacted in the Economic Stimulus Act of 2008. The 2010 current federal income tax benefit reflects the operation of the intraperiod tax allocation rules under which a tax benefit is provided in continuing operations to offset a tax provision recorded to discontinued operations.

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

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2001 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2011, the Company did not recognize any interest or penalties. Upon adoption of Topic 740 on January 1, 2007, the Company did not record any interest or penalties.

The adoption of authoritative accounting guidance in relation to income taxes did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2011, the Company had deferred tax assets of $68.0 million. These deferred tax assets are primarily composed of net operating loss carryforwards, research and development tax credits, depreciation and amortization, and capitalized research and development costs. The deferred tax assets net with a deferred tax liability of $8.1 million related to the deferral of cancelation of debt income. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $59.9 million and $15.4 million has been recognized to offset the deferred tax assets at December 31, 2011 and 2010 as realization of such assets is uncertain.

The following table sets forth the detail of the Company’s deferred taxes (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$46,263	$0
Federal and state tax credits	1,944	0
Deferred revenue	312	172
Depreciation and amortization	14,162	16,828
Allowance and accrued liabilities	944	714
Share-based compensation expense	445	629
Capitalized research and development	3,959	5,154

Total deferred tax assets	68,029	23,497
Valuation allowance	(59,911)	(15,379)

Net deferred tax assets	$8,118	$8,118
Deferred tax liabilities:
Cancellation of debt	$8,118	$8,118

Total deferred tax liabilities	8,118	8,118

Net deferred tax assets	$—	$—

At December 31, 2011, the Company has federal and state net operating loss carry-forwards of approximately $113.9 million and $111.6 million, respectively. The federal net operating loss carry-forwards will begin to expire in 2026 unless utilized. The state net operating loss carry-forwards will begin to expire in 2016 unless utilized. The Company also has federal research credits of approximately $0.7 million which begin to expire in 2030 and California research credits of approximately $1.9 million which will carryover indefinitely. The Company experienced changes in control that triggered the limitations of Section 382 of the Internal Revenue Code on our net operating loss carryforwards and research and development tax credits. The Section 382 limitations are reflected in the deferred tax assets for the net operating loss carryforwards of $46.3 million and research and development tax credits of $1.9 million presented above.

As a result of certain realization requirements of authoritative accounting guidance, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2011, deferred tax assets do not include any excess tax benefits from share based compensation, losses.

12.    Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2011. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. All 2010 amounts have been retrospectively adjusted to reflect discontinued operations for the LC business sale that occurred on September 2, 2010. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2011 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue	$14,321	$18,416	$15,134	$13,396
Gross profit	5,436	6,044	5,086	4,948
Operating expenses (including cost of product revenue and restructuring)—continuing operations	16,962	16,331	16,428	18,054
Net income (loss) attributed to Verenium Corporation	(3,016)	5,798	(1,468)	3,813
Basic and diluted net income (loss) attributed to Verenium Corporation per common share	(0.24)	0.46	(0.12)	0.30

2010 Quarter Ended	Dec. 31	Sep. 30 (3)	June 30	Mar. 31
	(in thousands, except per share data)
Total revenue—continuing operations (1)	$13,597	$12,572	$13,681	$12,223
Gross profit	4,730	4,400	4,460	5,046
Operating expenses (including cost of product revenue)—continuing operations (2)	16,798	17,172	16,574	15,031
Net income (loss) attributed to Verenium Corporation	(3,300)	39,714	(4,485)	(11,996)
Basic and diluted net income (loss) attributed to Verenium Corporation per common share	(0.26)	3.21	(0.37)	(0.99)

(1)	Amounts vary from previously reported quarterly amounts due to the LC business sale. All LC business related grant and collaborative revenue amounts were reclassed into discontinued operations for each period. Revenue decreased by $0.8 million, $6.4 million, $0.5 million, and $10,000 for the first through fourth quarters 2010.
(2)	Amounts vary from previously reported quarterly amounts due to the LC business sale. All LC business related operating expense amounts were reclassified into discontinued operations for each period. Total operating expenses decreased by $16.2 million, $12.7 million, $15.3 million, and $0.8 million for the first through fourth quarters 2010.
(3)	Net income attributed to Verenium Corporation is primarily due to gain the on sale of LC business of $55.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on such evaluation, such officers have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Verenium Corporation

We have audited Verenium Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Verenium Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Verenium Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Verenium Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of Verenium Corporation and our report dated March 5, 2012 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Verenium Corporation’s ability to continue as a going concern.

/s/ Ernst & Young LLP

San Diego, California

March 5, 2012

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company previously entered into employment agreements with each of the executive officers. Under the terms of these agreements, upon an termination of employment without cause or for good reason, as such terms are defined in the agreements, the terminated individual is entitled to receive severance compensation equal to 12 months of that individual’s then-current base salary, plus the higher of his eligible bonus for the year in which the termination occurs, or the average bonus amount paid to such individual in the two fiscal years prior to termination, in each case, pro-rated by the number of days actually employed in the calendar year prior to the termination. This cash severance compensation will be paid in equal installments over a period of 12 months. Upon such qualifying termination, the Company will also continue to pay the individual’s employee group health plan benefit premiums for a period of up to 12 months. In addition, the agreements provide for the acceleration of stock option and stock award vesting as of the termination date as if the individual had remained employed for an additional period of 24 months. The employment agreements also provide that if such qualifying termination of employment occurs within 15 months following a change in control, all the executive’s equity awards will fully accelerate vesting and exercisability.

On March 1, 2012, as part of its annual review of executive compensation, the Board of Directors approved amended employment agreements for its executive officers. The amendments to the employment agreements provide for increased base salaries for each of Messrs. Levine, Black and Fitzpatrick. The amendments to the employment agreements also provide for additional severance benefits for each of the executives in the event of a qualifying termination of such individual’s employment that occurs in connection with a change in control.

In connection with his amended agreement and his position as President and Chief Executive Officer, Mr. Levine’s annual base salary was increased to $490,000. Mr. Levine’s annual bonus payout was left unchanged at a rate of up to 60% of his annual base salary. Pursuant to the amended employment agreement, in the event of a termination of employment without cause or for good reason that prior to or more than 15 months following a change in control, the severance benefits described above will apply. However, if such termination without cause or good reason resignation occurs upon or within 15 months following a change in control, Mr. Levine’s amended agreement provides for enhanced severance benefit compensation equal to 24 months of the then-current annual base salary plus an amount equal to 200% of his eligible bonus for the year in which the termination occurs. This change in control related severance compensation will be paid in a single lump sum. In addition, upon such qualifying termination the Company will continue to pay Mr. Levine’s group health plan benefit premiums for a period of up to 24 months, provided, however, that payments will cease upon his voluntarily enrollment in an alternative health insurance plan. The amended agreement also continues to provide for full vesting acceleration of all of Mr. Levine’s equity awards upon such qualifying change in control related termination.

In connection with his amended agreement and his position as Senior Vice President, Chief Financial Officer, Mr. Black’s annual base salary was increased to $318,000. Mr. Black’s annual bonus payout was left unchanged at a rate of up to 40% of his annual base salary. Pursuant to the amended employment agreement, in the event of a termination of employment without cause or for good reason that prior to or more than 15 months following a change in control, the severance benefits described above will apply. However, if such termination without cause or good reason resignation occurs upon or within 15 months following a change in control, Mr. Black’s amended agreement allows for enhanced severance compensation equal to 18 months of the then-current annual base salary plus an amount equal to 150% of his eligible bonus for the year in which the termination occurs. This change in control related severance compensation will be paid in a single lump sum. In addition, upon such qualifying termination the Company will continue to pay Mr. Black’s group health plan benefit premiums for a period of up to 18 months, provided, however, that payments will cease upon his voluntarily enrollment in an alternative health insurance plan. The amended agreement also continues to provide for full vesting acceleration of all of Mr. Black’s equity awards upon such qualifying change in control related termination.

In connection with his amended agreement and his position as Senior Vice President, General Counsel and Secretary, Mr. Fitzpatrick’s annual base salary was increased to $290,000. Mr. Fitzpatrick’s annual bonus payout was left unchanged at a rate of up to 40% of his annual base salary. Pursuant to the amended employment agreement, in the event of a termination of employment without cause or for good reason that prior to or more than 15 months following a change in control, the severance benefits described above will apply. However, if such termination without cause or good reason resignation occurs upon or within 15 months following a change in control, Mr. Fitzpatrick’s amended agreement provides for enhanced severance compensation equal to 18 months of the then-current annual base salary plus an amount equal to 150% of his eligible bonus for the year in which the termination occurs. This change in control related severance compensation will be paid in a single lump sum. In addition, upon such qualifying termination the Company will continue to pay Mr. Fitzpatrick’s group health plan benefit premiums for a period of up to 18 months, provided, however, that payments will cease upon his voluntarily enrollment in an alternative health insurance plan. The amended agreement also continues to provide for full vesting acceleration of all of Mr. Fitzpatrick’s equity awards upon such qualifying change in control related termination.

In connection with her amended agreement and her position as Executive Vice President, Chief Operating Officer, Ms. Roemer’s annual base salary was left unchanged at $325,000. Ms. Roemer’s annual bonus payout was also left unchanged at a rate of up to 50% of her annual base salary. Pursuant to the amended employment agreement, in the event of a termination of employment without cause or for good reason that prior to or more than 15 months following a change in control, the severance benefits described above will apply. However, if such termination without cause or good reason resignation occurs upon or within 15 months following a change in control, Ms. Roemer’s amended agreement allows for enhanced severance compensation equal to 18 months of her then-current annual base salary plus an amount equal to 150% of her eligible bonus for the year in which the termination occurs. This change in control related severance compensation will be paid in a single lump sum. In addition, upon such qualifying termination the Company will continue to pay Ms. Roemer’s group health plan benefit premiums for a period of up to 18 months, provided, however, that payments will cease upon her voluntarily enrollment in an alternative health insurance plan. The amended agreement also continues to provide for full vesting acceleration of all of Ms. Roemer’s equity awards upon such qualifying change in control related termination.

The remaining executive compensation data is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

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

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERENIUM CORPORATION

By:	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer

Date: March 5, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamie E. Levine and Jeffrey G. Black, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES E. LEVINE James E. Levine	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2012

/S/ JEFFREY G. BLACK Jeffrey G. Black	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 5, 2012

/S/ JAMES H. CAVANAUGH James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	March 5, 2012

/S/ JOSHUA RUCH Joshua Ruch	Director	March 5, 2012

/S/ JOHN F. DEE John F. Dee	Director	March 5, 2012

/S/ FERNAND J. KAUFMANN Fernand J. Kaufmann, Ph.D.	Director	March 5, 2012

/S/ PETER JOHNSON Peter Johnson	Director	March 5, 2012

/S/ CHERYL WENZINGER Cheryl Wenzinger	Director	March 5, 2012

/S/ MICHAEL ZAK Michael Zak	Director	March 5, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Amended and Restated Bylaws—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Indenture, dated March 28, 2007, between the Company and Wells Fargo Bank, National Association, a national banking association, as trustee, including Form of 5.50% Convertible Senior Note due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated March 28, 2007, among the Company and the Initial Purchasers identified therein—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

4.4	Form of Warrant issued to Comerica Bank—filed herewith.

10.1*	Form of Indemnity Agreement entered into between the Company and its directors and executive officers—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.2*	1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, and incorporated herein by reference.

10.3*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, and incorporated herein by reference.

10.4*	2005 Non-Employee Directors’ Equity Incentive Plan—filed as an exhibit to the Company’s Proxy Statement on Form 14-A (File No. 000-29173), filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by reference.

10.5*	Verenium 2007 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

10.6*	Form of Executive Officer 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.7*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.8*	Form of Stock Option Grant Notice and Form of Exercise for use in connection with Executive Officer 2007 Equity Incentive Plan Option Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.9*	Form of Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.10*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.11*	Form of Restricted Stock Bonus Grant Notice for use in connection with Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.12†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, and incorporated herein by reference.

10.13 †	License Agreement by and between the Company and Finnfeeds International Limited (now Danisco Animal Nutrition), dated December 1, 1998—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.14	Lease Agreement, dated February 11, 2000, by and between the Company and KR—Gateway Partners, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

10.15	Purchase Agreement, dated March 22, 2007, among the Company and the Initial Purchasers identified therein—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by reference.

10.16	Employee Invention, Non-Competition and Confidentiality Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on March 19, 2007, as amended, and incorporated herein by reference.

10.17*	Indemnification Agreement, dated July 1, 2006, by and between Celunol Corp. and Carlos A. Riva—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by reference.

10.18*	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Joshua Ruch—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by reference.

10.19*	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Michael Zak—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by reference.

10.20	Office Lease Agreement for space at 55 Cambridge Parkway, Cambridge, MA, between 55 Cambridge Parkway, Inc. as landlord and Celunol Corp. as tenant, dated April 5, 2007—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.21*	Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated February 17, 2004—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-29173), filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.22*	Amendment to Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated August 1, 2006—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-29173), filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.23*	Employment Agreement, dated September 24, 2008, by and between the Company and Janet Roemer—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.24*	Employment Agreement, dated January 13, 2009, by and between the Company and Jeffrey G. Black—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.25*	Employment Agreement, dated April 24, 2009, by and between the Company and James E. Levine—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-29173), filed with the Securities and Exchange Commission on May 18, 2009, and incorporated herein by reference.

10.26*	Amendment to Employment Agreement, effective March 31, 2011, by and between the Company and James E. Levine—filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.

10.27*	Amendment to Employment Agreement, effective March 31, 2011, by and between the Company and Jeffrey G. Black—filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.

10.28	Form of Exchange Agreement, dated August 28, 2009, among the Company and certain holders of the Company’s 5.50% Convertible Senior Notes due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

10.29*	Letter Agreement, dated June 2, 2010, between the Company and Gerald Haines II, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on August 9, 2010, and incorporated herein by reference.

10.30*	Verenium Corporation 2010 Equity Incentive Plan—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 18, 2010, and incorporated herein by reference.

10.31	Separation Agreement, dated October 28, 2009, between the Company and Syngenta Participations AG, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2010, and incorporated herein by reference.

10.32	Escrow Agreement, dated as of September 2, 2010, by and among the Company, BP Biofuels North America LLC and JPMorgan Chase Bank, National Association—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.
10.33	Verenium Transition Services Agreement, dated as of September 2, 2010, by and between the Company and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.34 †	BP Transition Services Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.35 †	Sublease Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.36 †	Verenium License Agreement, dated as of September 2, 2010, by and between the Company and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.37 †	BP License Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.38 †	Joint Intellectual Property Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011 and incorporated herein by reference.

10.39	Sublicense Agreement, dated as of September 2, 2010, by and between Verenium Biofuels Corporation and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.40	Verenium Non-Competition Agreement, dated as of September 2, 2010, by and between the Company and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.41 †	BP Non-Competition Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.42	Indemnification Rights and Contribution Agreement, dated as of August 12, 2010, by and between Charles River Partnership XII, LP and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173 , filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.43	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., HealthCare Ventures V, L.P., HealthCare Ventures VI, L.P. and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.44	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among Rho Ventures IV, L.P., Rho Ventures IV (QP), L.P., Rho Ventures IV GmbH & Co. Beteiligungs KG, Rho Management Trust I and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.45†	Collaboration Agreement, dated June 23, 2011, by and between the Company and Novus International, Inc. —filed as an exhibit to the Company’s Current Report on Form 8-K/A (File No. 000-29173), filed with the Securities and Exchange Commission on January 10, 2012, and incorporated herein by reference

Exhibit Number	Description of Exhibit

10.46†	Lease Agreement, dated June 24, 2011, by and between the Company and ARE-John Hopkins Court, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-29173), filed with the Securities and Exchange Commission on August 12, 2011, and incorporated herein by reference

10.47†	Loan and Security Agreement, dated October 19, 2011, by and between the Company and Comerica Bank—filed herewith.

10.48	Intellectual Property Security Agreement, dated October 19, 2011, by and between the Company and Comerica Bank—filed herewith.

10.49	Employment Agreement, dated October 29, 2010, by and between the Company and Alexander A. Fitzpatrick —filed herewith.

21.1	Subsidiaries of the Company—filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm—filed herewith.

24.1	Power of Attorney (included as part of the signature page).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101†	The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.