Form 10-Q
period 2012-03-31
VERENIUM CORP
filed 2012-05-15
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 10, 2012 was 12,612,304.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58,559	$28,759
Restricted cash	2,500	5,000
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at March 31, 2012 and December 31, 2011	9,065	11,371
Inventories, net	6,946	6,323
Other current assets	3,101	2,396

Total current assets	80,171	53,849
Property and equipment, net	10,468	7,806
Restricted cash	3,200	3,200
Other long term assets	283	482

Total assets	$94,122	$65,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,232	$8,543
Accrued expenses	6,127	6,519
Deferred revenue	2,037	4,137
Convertible debt, at carrying value (face value of $34.9 million at March 31, 2012 and December 31, 2011; maturity date of April 2027, and early put option dates of April 2, 2012, 2017 and 2022)	34,851	34,851
Current liabilities of discontinued operations	363	436

Total current liabilities	52,610	54,486
Other long term liabilities	1,198	906

Total liabilities	53,808	55,392
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	0	0
Common stock—$0.001 par value; 245,000 shares authorized at March 31, 2012 and December 31, 2011; 12,610 and 12,611 shares issued and outstanding at March 31, 2012 and December 31, 2011	12	12
Additional paid-in capital	611,028	610,781
Accumulated deficit	(570,726)	(600,848)

Total stockholders’ equity	40,314	9,945

Total liabilities and stockholders’ equity	$94,122	$65,337

Note: The condensed consolidated balance sheet data at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Product	$11,721	$13,032
Collaborative and license	5,508	364

Total revenue	17,229	13,396

Operating (income) expenses:
Cost of product revenue	7,315	8,084
Research and development	3,161	2,632
Selling, general and administrative	5,928	4,500
Gain on sale of oilseed processing business	(31,481)	0
Restructuring charges	7	2,838

Total operating (income) expenses	(15,070)	18,054

Income (loss) from operations	32,299	(4,658)
Other income and expenses:
Other (expense) income, net	(341)	33
Interest expense	(668)	(1,094)
Gain on debt extinguishment upon repurchase of convertible notes	0	11,284
Loss on net change in fair value of derivative assets and liabilities	(324)	(1,813)

Total other (expense) income, net	(1,333)	8,410

Net income from continuing operations before income taxes	30,966	3,752
Income tax provision	(829)	0

Net income from continuing operations	30,137	3,752
Net (loss) income from discontinued operations	(15)	61

Net income attributed to Verenium Corporation	$30,122	$3,813

Net income per share, basic:
Continuing operations	$2.39	$0.30

Discontinued operations	$0.00	$0.00

Attributed to Verenium Corporation	$2.39	$0.30

Net income per share, diluted:
Continuing operations	$2.32	$0.30

Discontinued operations	$0.00	$0.00

Attributed to Verenium Corporation	$2.32	$0.30

Shares used in calculating net income per share, basic	12,608	12,604

Shares used in calculating net income per share, diluted	13,192	12,604

Comprehensive income	$30,122	$3,813

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$30,122	$3,813
Net loss (income) from discontinued operations	15	(61)

Net income from continuing operations	30,137	3,752
Adjustments to reconcile net income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	328	404
Share-based compensation	241	737
Gain on extinguishment of debt upon repurchase of convertible debt	0	(11,284)
Accretion (amortization) of debt net premium/discount from convertible debt	73	(91)
Loss on net change in fair value of derivative assets and liabilities	324	1,813
Gain on sale of oilseed processing business	(31,481)	0
Non-cash restructuring charges	2	2,327
Change in operating assets and liabilities:
Accounts receivable	2,306	(3,260)
Inventories	(623)	(456)
Other assets	(578)	(183)
Accounts payable and accrued liabilities	(2,244)	(5,882)
Deferred revenue	(1,815)	1,407

Net cash used in operating activities of continuing operations	(3,330)	(10,716)
Investing activities:
Proceeds from sale of oilseed processing business, net of transaction costs paid	33,733	0
Purchases of property and equipment, net	(3,014)	(759)
Release of restricted cash	2,500	0

Net cash provided by (used in) investing activities of continuing operations	33,219	(759)
Financing activities:
Proceeds from sale of common stock	6	0
Repurchase of convertible debt	0	(29,714)

Net cash provided by (used in) financing activities of continuing operations	6	(29,714)
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(95)	(590)

Net cash used in discontinued operations	(95)	(590)

Net increase (decrease) in cash and cash equivalents	29,800	(41,779)
Cash and cash equivalents at beginning of year	28,759	87,929

Cash and cash equivalents at end of year	58,559	46,150

Supplemental disclosure of cash flow information:
Interest paid	$0	$914

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Verenium Corporation (“Verenium” or the “Company”) was incorporated in Delaware in 1992. The Company is an industrial biotechnology company that develops and commercializes high performance enzymes for a broad array of industrial processes to enable higher productivity, lower costs, and improved environmental outcomes. The Company operates in one business segment with four main product lines: animal health and nutrition, grain processing, oilfield services and other industrial processes.

Recent Developments

DSM Transaction

As more fully described in Note 3, on March 23, 2012, the Company entered into an asset purchase agreement with DSM Food Specialties B.V. (“DSM”), a Dutch private corporation, for the sale of the Company’s oilseed processing business. In connection with entering into the asset purchase agreement, the Company concurrently entered into a license agreement, a supply agreement and a transition services agreement with DSM. The aggregate consideration received by the Company in connection with these transactions was $37 million.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2012.

The Company had operating income from continuing operations, excluding the one-time gain on sale of the oilseed processing business, of $0.8 million for the three months ended March 31, 2012 and had an accumulated deficit of $570.7 million as of March 31, 2012. Based on the Company’s operating plan, which includes expanded research and development investment in pipeline products, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures and working capital requirements beyond December 31, 2012 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern beyond 2012. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to generate additional financing through any of the following: the issuance of debt, convertible debt or equity securities, corporate partnerships and collaborations, financing of assets, and incremental product sales or strategic transactions. The Company will also continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

The results of operations and assets and liabilities associated with the sale of the Company’s ligno cellulosic business (“LC business”) in September 2010 have been reclassified and presented as discontinued operations in the accompanying consolidated statements of operations and balance sheets for current and all prior periods presented. The results of operations and assets and liabilities associated with the sale of the oilseed processing business to DSM in March 2012 are included in continuing operations in the accompanying consolidated statements of operations and balance sheets for the current period and all prior periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, discontinued operations, and related disclosures. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities and income taxes. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$64,259	$0	$0	$64,259	$36,959	$0	$0	$36,959

Liabilities:
Derivative—warrants (2)	0	0	402	402	0	0	78	78
Equity:
Warrants (3)	0	0	0	0	0	0	209	209

	$0	$0	$402	$402	$0	$0	$287	$287

(1)	Included in cash and cash equivalents and restricted cash on the accompanying consolidated balance sheets.
(2)	Represents warrants issued in February 2008 and October 2009, both of which qualified for liability accounting. The warrants issued in 2008 had a fair value of zero as of March 31, 2012 and December 31, 2011, using significant unobservable inputs (Level 3). The warrants issued in 2009 had a fair value of $0.4 million and $0.1 million calculated using the Black-Scholes Merton methodology, and were classified within other long term liabilities at March 31, 2012 and December 31, 2011, using significant unobservable inputs (Level 3). Inputs for the Black-Scholes Merton methodology were consistent with the inputs used for the Company’s share based compensation expense adjusted for the warrant’s expected life.
(3)	Represents warrants issued in October 2011 in conjunction with credit facilities, which qualified for equity accounting. The warrants issued had a fair value of $0.2 million calculated using the Black-Scholes Merton methodology, and were classified within stockholders’ equity at December 31, 2011, using significant unobservable inputs (Level 3).

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2012 (in thousands):

Derivative Liability – Warrants
Balance at January 1, 2012	$78
Adjustment to fair value included in earnings (1)	324

Balance at March 31, 2012	$402

(1)	The derivatives were revalued at the end of the reporting period and the resulting difference is included in the results of operations. For the three months ended March 31, 2012, the net adjustment to fair value is included in “Loss on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2012, the Company had $2.7 million in current and long-term deferred revenue, of which $1.1 million related to funding from collaborative partners and $1.6 million related to product sales.

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

The Company recognizes revenue from royalties calculated as a share of profits from Danisco Animal Nutrition (“Danisco”), which was acquired in 2011 by E. I. du Pont de Nemours and Company (“DuPont”), during the quarter in which such revenue is earned. Danisco markets products based on the Company’s Phyzyme® XP phytase enzyme. Revenue from royalties calculated as a share of operating profit, as defined in the agreement, is recognized generally upon shipment of Phyzyme® XP phytase by Danisco to their customers, based on information provided by Danisco. Revenue from royalties is included in product revenue in the consolidated statements of operations.

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

Collaborative and License Revenue

The Company’s collaboration and license revenue consists of license and collaboration agreements that contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

The Company adopted new authoritative guidance pertaining to milestones effective January 1, 2011, pursuant to which, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

Prior to the revised multiple element guidance adopted by the Company on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. If and when the Company enters into a new collaboration or materially modifies an existing collaboration, the Company will be required to apply the new multiple element guidance. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements.

Revenue Arrangements with Multiple Deliverables

The Company occasionally enters into revenue arrangements that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. For multiple deliverable agreements entered into or existing agreements materially modified after December 31, 2010, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. We establish a valuation allowance against our net deferred tax assets to reduce them to the amount expected to be realized.

We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more likely than not that our tax positions will be sustained. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods.

During the three months ended March 31, 2012, a tax provision of $0.8 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. The Company currently believes it has available federal and California net operating loss carryforwards, or NOLs, to offset 100% of its taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

From 2008 through 2011, California tax legislation has suspended the use of NOL carryforwards. Under current tax code, California allows the utilization of NOL carryforwards to offset taxable income in 2012. If California suspends the use of NOLs in 2012, the Company could have a total 2012 tax liability of approximately $3.0 million.

Computation of Net Income per Share

Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For purposes of the computation of basic net income per share, unvested restricted shares are considered contingently returnable shares and are not considered outstanding common shares for purposes of computing basic net income per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing basic net income per share.

Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method for outstanding stock options and warrants and the “if converted” method for outstanding convertible debt. Under the treasury stock method, the following amounts are assumed to be used to repurchase shares: the amount that must be paid to exercise stock options and warrants; the amount of compensation expense for future services that the Company has not yet recognized for stock options; and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible. Under the “if converted” method the convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later), and interest charges applicable to the convertible debt are added back to net income and adjusted for the income tax effect. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be antidilutive. Convertible debt is antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic EPS.

Computation of basic net income per share for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income from continuing operations	$30,137	$3,752

Net (loss) income from discontinued operations	$(15)	$61

Net income attributed to Verenium Corporation	$30,122	$3,813

	Three Months Ended March 31,
	2012	2011
Denominator
Weighted average shares outstanding during the period	12,611	12,612
Less: Weighted average unvested restricted shares outstanding	(3)	(8)

Weighted average shares used in computing basic net income per share	12,608	12,604

Net income per share, basic:
Continuing operations	$2.39	$0.30

Discontinued operations	$0.00	$0.00

Attributed to Verenium Corporation	$2.39	$0.30

Computation of diluted net income per share for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income from continuing operations	$30,122	$3,752
Plus: Income impact of assumed conversions (Interest on convertible debt)	479	0

Net income from continuing operations plus assumed conversions	$30,601	$3,752

Net (loss) income from discontinued operations	$(15)	$61

Net income attributed to Verenium Corporation	$30,137	$3,813
Plus: Income impact of assumed conversions (Interest on convertible debt)	479	0

Net income attributed to Verenium Corporation plus assumed conversions	$30,616	$3,813

Denominator
Weighted average shares outstanding during the period	12,611	12,612
Plus: Effect of dilutive potential common shares from:
Stock options, awards and warrants	127	(8)
Convertible debt	454	0

Diluted weighted average common shares outstanding	13,192	12,604

Net income per share, diluted:
Continuing operations	$2.32	$0.30

Discontinued operations	$0.00	$0.00

Attributed to Verenium Corporation	$2.32	$0.30

For the three months ended March 31, 2012 and 2011, potentially dilutive securities covering 3.4 million shares related to warrants and 1.8 million shares related to stock options of our common stock and 3.4 million shares related to warrants and 1.5 million shares related to stock options were not included in the diluted net income per share calculations because they would be antidilutive.

2. Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC business to BP Biofuels North America LLC (“BP”) pursuant to an asset purchase agreement. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5.0 million of the purchase price placed in escrow). Pursuant to the terms of the asset purchase agreement, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the asset purchase agreement, most of which survived for a period of 18 months following the closing, or March 2, 2012. With respect to some claims, the Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount, and the Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations. However, some indemnifications claims are not subject to the deductible amount or the cap on aggregate liability. BP has made a claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF’), against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP has directed the escrow agent not to disburse the $5 million in escrow pending resolution of the indemnification claim. The Company has directed the escrow agent to distribute $2.5 million of the amount held in escrow, which amount was to have been previously disbursed solely at the direction of the Company. The escrow agent disbursed the $2.5 million during the quarter and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the BP claim against the Company for indemnity pertaining to the UFRF claim, are without merit. The remaining $2.5 million in escrow is reflected as restricted cash within current assets on the Company’s consolidated balance sheets as of March 31, 2012.

The results of operations from discontinued operations for the three months ended March 31, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating expenses (income):
Research and development	0	(6)
Selling, general and administrative	15	(55)

Total operating expenses (income)	15	(61)

Net (loss) income from discontinued operations	$(15)	$61

3. DSM Asset Purchase Agreement

On March 23, 2012, the Company entered into an agreement with DSM for the purchase of the Company’s oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition services agreement with DSM. Under the license agreement, the Company issued a license for its alpha-amylase product and xylanase enzyme product to DSM both for use in the food and beverage markets. The Company retains the rights to use the alpha-amylase and xylanase products outside of the food and beverage markets. In turn, DSM licensed to the Company the intellectual property purchased by DSM in the transaction and the intellectual property that the Company had previously licensed to BP Biofuels North America LLC under the BP License Agreement. Further in the license agreement, the Company agreed to provide DSM with three dedicated full time equivalents (“FTE”) for new gene libraries to be developed by the Company for one year, and to deliver any new gene libraries derived from these efforts to DSM in exchange for a royalty paid by DSM to the Company on any enzyme product discovered by DSM through the use of the new gene libraries. The supply agreement requires for the continued manufacture by the Company of the purchased oilseed processing product and the licensed alpha-amylase and xylanase products for sale to DSM with minimum quantities and pricing based on cost plus an agreed upon percentage. The transition services agreement is to provide for the Company services to DSM to be paid on an hourly basis as services are incurred through March 2013.

The aggregate consideration received by the Company in connection with the transactions was $37 million, including reimbursement for transaction and related expenses incurred by the Company of $2 million.

Pursuant to the terms of the purchase agreement, the Company and DSM entered into a non-competition agreement which restricts the Company’s global activities in the oilseed processing business for a period of 10 years. In addition, the non-competition agreement restricts the Company from soliciting for employment or hiring any DSM employee that works in DSM’s oilseed processing operations for a period of 10 years and restricts DSM from soliciting for employment or hiring any Company employee until the one year anniversary of the termination or expiration of the transition services agreement.

The Company accounted for the agreement for the sale of the oilseed business as a sale of a business. The agreements entered into concurrently with the sale of the oilseed business including the license agreement, supply agreement, and transition services agreement contains various elements and, as such, are deemed to be an arrangement with multiple deliverables as defined under authoritative accounting guidance. Several non-contingent deliverables were identified within the agreements. The Company identified the alpha-amylase and xylanase licenses, the gene libraries FTE’s, the manufacturing services and the transition services agreement as separate non-contingent deliverables within the agreement. All the deliverables were determined to have standalone value and qualify as separate units of accounting. The Company performed an analysis to determine the fair value for all elements, and have allocated the non-contingent consideration based on the relative fair value. Revenue associated with each of the undelivered elements will be recognized when the item is delivered.

As of the sale and close date of the agreements, March 23, 2012, it was determined that the oilseed processing business and the alpha-amylase product and xylanase enzyme licenses had been fully delivered, and, as such, a net gain on sale of $31.5 million was recognized for the sale of the oilseed processing business and collaboration revenue for the three months ended March 31, 2012 of $1.5 million for the allocated revenue related to the two licenses was recognized. The difference between cash received and revenue allocated to the non delivered items of $1.1 million was recorded as deferred revenue as of March 31, 2012 and will be recognized over the term of the supply and transition service agreement.

The $31.5 million gain was calculated as the difference between the allocated consideration amount for the oilseed processing business and the net carrying amount of the assets and assumed liabilities transferred to DSM. The following sets forth the net assets and liabilities and calculation of the gain on sale as of the disposal date (in thousands):

Consideration received	$37,000
Carrying value of assets:
Assets	(33)
Liabilities	333

Carrying value	300
Transaction costs	(3,160)
Allocated license revenue for alpha-amylase and xylanase enzyme	(1,520)
Deferred revenue associated with undelivered elements	(1,139)

Gain on sale of oilseed processing business	$31,481

Due to the continuing involvement of the Company associated with the manufacturing of the products, the results of operations associated with the sale of the oilseed processing business are included in continuing operations in the accompanying consolidated statements of operations and balance sheets for the current period and all prior periods presented. Pro forma amounts of historical financials have not been included due to the immaterial nature of the adjustments to the Company’s historical financial statements.

4. Convertible Debt

On March 31, 2012, the Company had $34.9 million of 5.5.% Senior Convertible Notes outstanding, or 2007 Notes, and an outstanding tender offer for the 2007 Notes, which expired on March 30, 2012. All noteholders validly tendered their 2007 Notes in response to the tender offer, and the Company repurchased the remaining $34.9 million in principal amount outstanding as of April 2, 2012 for a total cash payment of $35.8 million, including accrued and unpaid interest. No further obligation remains outstanding for the notes as of April 2, 2012.

5. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	March 31, 2012	December 31, 2011
Raw materials	$470	$353
Work in progress	981	495
Finished goods	5,769	5,699

	7,220	6,547
Reserve	(274)	(224)

Net inventory	$6,946	$6,323

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

Property and equipment consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Laboratory, machinery and equipment	$25,143	$24,927
Computer equipment	3,358	3,031
Construction in progress	6,548	4,106

Property and equipment, gross	35,049	32,064
Less: Accumulated depreciation and amortization	(24,581)	(24,258)

Property and equipment, net	$10,468	$7,806

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

Accrued expenses

Accrued expenses consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Employee compensation	$1,575	$3,138
Professional and outside services costs	1,660	1,060
Accrued interest on convertible notes	958	479
Royalties	576	1,202
Accrued restructuring	153	396
Accrued taxes	1,074	40
Other	131	204

	$6,127	$6,519

6. Restructuring Activities

In connection with the sale of the LC business in September 2010, the former Cambridge office space used by the former LC business employees was vacated and a restructuring liability was recorded representing the present value of the remaining lease term, net of contracted sublease. The liability was classified into discontinued operations on the Company’s condensed consolidated balance sheets.

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

Facility Consolidation Costs
Balance at January 1, 2010	$0
Accrued and expensed	835
Adjustments and revisions	103

Balance at December 31, 2010	938
Charged against accrual	(447)
Adjustments and revisions	(125)

Balance at December 31, 2011	366
Charged against accrual	(94)
Adjustments and revisions	15

Balance at March 31, 2012	$287

Restructuring reserve liability attributed to discontinued operations included in current and long term liabilities of discontinued operations:
Current portion	$276
Long-term portion	11

$287

The Company terminated operations in Cambridge, Massachusetts on March 31, 2011, and subleased its office space to a third party. The restructuring plan included charges associated with the estimated loss on sublease for the Cambridge facility as well as one-time relocation costs for the employees whose employment positions were moved to the Company’s San Diego location. The Company incurred total restructuring expense of $7,000 and $2.8 million for the three months ended March 31, 2012 and 2011 and had restructuring accruals of $0.2 million and $0.4 million as of March 31, 2012 and December 31, 2011, as detailed below. The liability was classified within accrued expense for the current portion and other long term liabilities for the long term portion on the Company’s condensed consolidated balance sheets.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$0	$0	$0	$0
Accrued and expensed	145	2,244	520	2,909
Charged against accrual	2	(2,021)	(520)	(2,539)
Adjustments and revisions	34	0	0	34

Balance at December 31, 2011	181	223	0	404
Charged against accrual	(46)	(198)	0	(244)
Adjustments and revisions	7	(9)	0	(2)

Balance at March 31, 2012	$142	$16	$0	$158
Restructuring reserve liability classification:
Current portion				$153
Long-term portion				5

				$158

7. Significant Collaborative Research and Development Agreements

Novus International, Inc

On June 23, 2011, the Company entered into a collaboration agreement with Novus International Inc.to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late stage product pipeline in the animal health and nutrition product line (collectively referred to as “animal feed enzymes”). During the quarter, the Company completed one of the identified deliverables in the agreement related to the delivery of one of the licenses required to produce the final end products. Collaborative revenue for the three months ended March 31, 2012 related to the Novus agreement equals $3.1 million, which includes $0.2 million for research and development services during the quarter and $2.9 million related to the relative selling price of the delivered license deliverable. There was no deferred revenue for Novus as of March 31, 2012.

In accordance with the agreement, the Company will receive an additional cash payment of $2.5 million upon the earlier of (i) first commercial sale or (ii) first regulatory submission. This achievement is deemed to add value to the product candidate and will be based on past performance performed by the Company, and as such the amount was concluded to be a substantive milestone to be recognized upon achievement.

8. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, Danisco, represented 43% and 56% of total revenue from continuing operations for the three months ended March 31, 2012 and 2011. Accounts receivable from this one customer comprised approximately 66% of accounts receivable at March 31, 2012 and 78% at December 31, 2011.

Revenue by geographic area was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
North America	$6,463	$4,195
South America	2,388	2,116
Europe	7,876	6,769
Asia	502	316

	$17,229	$13,396

After the Company’s sale of assets related to its oilseed processing product line to DSM, the Company manufactures and sells enzymes primarily within four main product lines. The historical numbers include the oilseed processing product line. The animal health and nutrition product line primarily includes the Phyzyme® XP phytase enzyme and from time to time toll manufacturing of other products in this market and the grain processing product line includes Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ xylanase and DELTAZYM® GA L-E5 gluco-amylase enzymes.

The following table sets forth product revenues by individual product line (in thousands):

	Three Months Ended March 31,
	2012	% of Product Revenue	2011	% of Product Revenue
Product revenues:
Animal health and nutrition	$7,416	63%	$8,075	62%
Grain processing	3,585	31%	3,894	30%
Oilseed processing (1)	579	5%	983	8%
All other products	141	1%	80	0%

Total product revenue	$11,721	100%	$13,032	100%

(1)	As the Company will continue to provide manufacturing services for the products sold and licensed to DSM, all future revenue will be classified as contract manufacturing revenue within the Company’s product revenue line item on the condensed consolidated statements of operations. All historical amounts related to the oilseed processing business will continue to be shown as commercial product revenue.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s consolidated balance sheets totaled approximately $0.9 million and $1.1 million at March 31, 2012 and at December 31, 2011.

9. Share-based Compensation

The Company recognized share-based compensation expense of $0.2 million and $0.7 million during the three months ended March 31, 2012 and 2011. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Continuing Operations:
Cost of product revenue	$12	$0
Research and development	25	0
Selling, general and administrative	204	226
Restructuring charges	0	511

	$241	$737

As of March 31, 2012, there was $1.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. All employees with outstanding unvested options that became employees of DSM as part of the sale of the oilseed processing business had their unvested options cancelled. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 1.7 years as follows (in thousands):

Fiscal Year 2012 (April 1, 2012 to December 31, 2012)	$532
Fiscal Year 2013	468
Fiscal Year 2014	261
Fiscal Year 2015	74
Thereafter	23

$1,358

10. Commitment and Contingencies

At March 31, 2012, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	San Diego Gross Rental Payments	Additional Tenant Allowance Payments	Cambridge Net Rental Payments
April 2012-March 2013	$1,154	$78	$412
April 2013-March 2014	1,189	78	93
April 2014-March 2015	2,437	155	0
April 2015-March 2016	2,511	155	0
April 2016-March 2017	2,586	155	0
Thereafter	16,195	879	0

Total minimum lease payments	$26,072	$1,500	$505

As described in Note 2, as of September 2010, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement dated September 2, 2010 for a portion of the San Diego facilities which the Company will continue to occupy, rent free, for a period of up to two years at the discretion of the Company, and as such no further obligation exists for this lease. The Company expects to vacate these premises in June 2012.

San Diego Lease

On June 24, 2011, the Company signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes a build out of space with a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 a month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month. In addition to the tenant allowance incorporated in the lease payment, an additional tenant improvement allowance and an equipment allowance are also allowed, which must be paid back in monthly payments at a 9% interest rate. The lease provides the Company with two consecutive options to extend the term of the lease for five years each, which may be exercised with 12 months prior written notice. In the event the Company chooses to extend the term of the lease, the minimum monthly rent payable for the additional term will be determined according to the then-prevailing market rate.

In addition to the lease agreement, the Company concurrently signed a license agreement with the same landlord for the rent-free use of 8,000 square feet of temporary space located adjacent to the permanent building under construction. The license commenced on July 1, 2011 and is to expire on the earliest of (i) 45 days after the commencement date of the lease, or (ii) the termination of the agreement for cause. The temporary space was licensed on an “as is” basis with no requirement for landlord improvements. The Company is currently recognizing straight line rent based on the relative fair value of the temporary space as compared to the new facility. Rent expense for the three months ended March 31, 2012 was minimal.

In connection with this lease, the Company has put in place a facility for up to $3 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego. The facility is to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for the new building. The facility is to be paid at an interest rate of 9% over a term of 126 months. No advances had been taken from this line as of March 31, 2012.

Cambridge Lease

The Company leases approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company closed its office in Cambridge to focus all of its operations in San Diego to better align the Company with the evolving needs of the business and the market. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.5 million from April 2012 through March 2013 and $0.6 million in the remainder of 2013.

Credit Facility

On October 19, 2011, the Company entered into credit facilities with Comerica consisting of a $3.0 million domestic receivables and inventory revolving line (the “Comerica Line”) and a $10.0 million export-import receivables revolving line (the “Ex-Im line”). No amounts had ever been outstanding on the lines. In conjunction with the sale of the oilseed processing business to DSM, the Comerica line was terminated.

Unamortized transactions costs of $0.3 million were expensed and are recorded within Other (expense) income, net line item on the Company’s Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012.

Further, in connection with the Comerica Line, the Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time commencing on April 19, 2012 through the expiration of the warrant on October 19, 2016.

Letter of Credit

Pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, the Company is required to maintain a letter of credit of $3.2 million on behalf of its landlord in lieu of a cash deposit. The deposit provided for by the letter of credit would be held as a security for the performance of the Company’s obligations under the lease and not as an advance rental deposit. The deposit will not be increased at any time but can be reduced based on certain financial and market capitalization requirements.

The letter of credit expires on December 31, 2012, and will be automatically extended annually without amendment through December 31, 2022. Subsequently, in conjunction with the credit lines entered into with Comerica in October 2011, the letter of credit was amended to be cash secured for its full value. This amount is reflected as long term restricted cash on the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Litigation

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

•	our products and product candidates under development;

•	investments in our core technologies and in our internal product candidates;

•	the opportunities in our target markets and our ability to exploit them;

•	our ability to continue to expand internationally;

•	our plans for managing the growth of our business;

•	the benefits to be derived from our current and future strategic alliances;

•	our anticipated revenues from collaborative agreements and licenses granted to third parties and our ability to maintain existing or enter into new collaborative relationships with third parties;

•	the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock or equity-linked securities;

•	our exposure to market risk;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Factors that could cause or contribute to differences include, but are not limited to, our operations and ability to continue as a going concern, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled Risk Factors beginning on page 30.

Overview

We are an industrial biotechnology company that develops and commercializes high performance enzymes for a broad array of industrial processes to enable higher productivity, lower costs, and improved environmental outcomes. We operate in one business segment with four main product lines: animal health and nutrition, grain processing, oilfield services and other industrial processes. We believe the most significant near-term commercial opportunity for our business will be derived from continued sales and gross product margins from our existing portfolio of enzyme products; however, our long-term growth opportunities will be heavily dependent upon our continued development and commercialization of products from our pipeline.

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over nearly 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, oilfield services, and other industrial enzyme markets. We have current collaborations and agreements with key partners such as DSM Food Specialties B.V. (“DSM”), Novus International, Inc. (“Novus”), Danisco Animal Nutrition (“Danisco’), which was acquired in 2011 by E. I. du Pont de Nemours and Company (“DuPont”), Fermic S.A., (“Fermic’), and WeissBioTech (formerly Add Food Services GmbH), each of which complement our internal technology, product development efforts, and distribution efforts.

As of March 31, 2012, we owned 203 issued patents relating to our technologies and had 172 patents pending. Also, as of March 31, 2012, we either jointly owned or in-licensed from BP Biofuels North America LLC (“BP”) 124 patents and 155 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

We have incurred net losses from our continuing operations since our inception. As of March 31, 2012, we had an accumulated deficit of approximately $570.7 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the three months ended March 31, 2012, excluding the one-time gain on sale of the oilseed processing business, we generated operating income of $0.8 million, however, we expect to incur losses in the foreseeable future, as a result of any combination of one or more of the following:

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

The holders of the 5.5% Convertible Senior Notes due 2027 (“2007 Notes”) had the right to require us to repurchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 2, 2012. The holders of our 2007 Notes exercised this right, and on April 2, 2012 we paid $35.8 million, which included the full payout of the 2007 Notes and related interest. Based on our current cash resources and 2012 operating plan, our existing cash resources may not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements beyond December 31, 2012 without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some or all our assets, file for bankruptcy or cease operations.

Recent Strategic Events

Asset Purchase Agreement

On March 23, 2012, we entered into an asset purchase agreement with DSM, a Dutch private corporation, for the purchase of our oilseed processing business. In connection with entering into the purchase agreement, we concurrently entered into a license agreement, a supply agreement and a transition services agreement with DSM. Under the license agreement, we licensed our alpha-amylase product and xylanase enzyme product to DSM for use in the food and beverage markets. In turn, DSM licensed to us the intellectual property purchased by DSM in the transaction for our use of our alpha-amylase enzyme product in the food and beverage field, with respect to the intellectual property purchased by DSM in the transaction, and the intellectual property that we had previously licensed to BP Biofuels North America LLC under the BP License Agreement, dated September 2, 2010. Further in the license agreement, we agreed to provide DSM with Verenium dedicated full time equivalents (“FTE”) for new gene libraries to be developed by us for one year and to deliver any new gene libraries derived from these efforts to DSM in exchange for a royalty paid by DSM to us on any enzyme product discovered by DSM through the use of the new gene libraries. The supply agreement allows for the continued manufacture by us of the purchased oilseed processing product and the licensed alpha-amylase and xylanase products on a non-exclusive basis for a set price and quantities to be paid by DSM. The transition services agreement is to provide for our services to DSM to be paid on an hourly basis as services are incurred through December 31, 2012.

The aggregate consideration received by us in connection with the transactions was $37 million, including transaction and related expenses.

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Animal health and nutrition	$7,416	$8,075	(8)%
Grain processing	3,585	3,894	(8)%
Oilseed processing	579	983	(41)%
All other products	141	80	76%

Total product	11,721	13,032	(10)%
Collaborative	5,508	364	1,413%

Total revenues	$17,229	$13,396	29%

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, decreased 8%, or $0.7 million, for the three months ended March 31, 2012 as compared to the same period in 2011, and represented approximately 63% of total product revenues for the three months ended March 31, 2012 and 62% for the comparable period in 2011. Although we expect that Phyzyme® XP phytase will continue to represent a significant percentage of our total product revenues in the foreseeable future, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease in future periods. This is largely due to three factors:

•	A decrease in royalty from Danisco based on market conditions, such as declining consumption of poultry or pork resulting in reduced demand;

•	A decrease in contract manufacturing of $0.6 million, which was previously included within the animal health and nutrition 2011 revenues; and

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, a division of Danisco Holding USA, Inc. which is part of E.I. du Pont de Nemours and Company, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We also have contracted with Genencor to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from Danisco. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. During the three months ended March 31, 2012, approximately 60% of Phyzyme XP® phytase production was manufactured by Genencor as compared to approximately 70% for the comparable period in 2011.

We expect over time we will transition a greater proportion of our Phyzyme® XP phytase manufacturing to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for our other enzyme products, which we expect will generate higher gross margins than Phyzyme® XP phytase over time.

Grain processing sales have decreased by 8% over 2011, primarily attributed to higher wheat prices in Europe impacting our Xylathin™ xylanase product sales, partially offset by higher U.S. sales. Although we continue to increase our market share in the United States (“U.S.”), current industry conditions can significantly impact our revenue for this product line. For example:

•	U.S. ethanol production and inventories increased at the end of 2011;

•	The Volumetric Ethanol Excise Tax Credit (VEETC), which has indirectly subsidized the ethanol industry through 2011, expired on January 1, 2012; and

•

In 2011, the U.S. ethanol industry exported a record 1.1 billion gallons of ethanol, largely to Brazil, Europe and Canada, but as the dollar strengthens and countries work to increase domestic ethanol production, this opportunity may decline.

These factors combined with seasonally lower demand for gasoline, and the impact of rising gasoline prices on consumer demand, suggest the industry may be entering a challenging cycle with conditions conducive to production rate cuts and plant closures which could negatively impact our business.

Oilseed processing product line revenue decreased 41%, or $0.4 million, for the three months ended March 31, 2012 as compared to the same period in 2011 due primarily to lower Purifine sales volumes to one customer that suspended operations for a plant modification. Although we sold our oilseed processing business to DSM at the end of the first quarter, we expect to continue to manufacture the product for DSM into the forseeable future.

Collaborative revenue increased $5.1 million, to $5.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was primarily a result of the recent collaboration agreements entered into over the past year with Novus and Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”). For collaborative revenue associated with our pipeline products, under our Novus collaboration, we recognized revenue for the three months ended March 31, 2012 equal to $3.1 million, which includes $2.9 million related to the delivery of a specified license during the quarter primarily for cash received in 2011. For collaborative revenue associated with our commercial products under the Tate & Lyle agreement, we recognized $0.5 million related to a one-time up front exclusivity payment during the three months ended March 31, 2012 for the further development of one of our alpha amylases. Additionally, under the DSM license agreement, in accordance with authoritative accounting guidance, we recognized collaborative revenue for the three months ended March 31, 2012 of $1.5 million for the alpha amylase and xylanase licenses granted to DSM that were deemed to be delivered as of March 31, 2012.

We expect to have collaborative revenue attributable to our collaborations with Novus and Tate & Lyle for the remainder of 2012 and into 2013. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

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

Product Gross Profit and Margin

Product gross profit and margin for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Product revenue	$11,721	$13,032	(10)%
Cost of product revenue	7,315	8,084	(10)%

Product gross profit	4,406	4,948	(11)%
Product gross margin	38%	38%

Cost of product revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product revenues. Excluded from cost of product revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product revenue decreased 10%, or $0.8 million for the three months ended March 31, 2012, primarily due to reduced fixed cost leverage as a result of lower product revenue.

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

Product gross profit totaled $4.4 million for the three months ended March 31, 2012, compared to $4.9 million for the three months ended March 31, 2011. Gross margin remained consistent at 38% of product revenue for the three months ended March 31, 2012 and 2011. We expect to see a decrease in our gross margin percentage in the near term as a result of our obligation to manufacture the products sold or licensed to DSM under the DSM asset purchase agreement and related supply agreement.

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

Research and Development

Our research and development expenses for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012	2011	% Change
Commercial products	$1,128	$744	52%
New product development	2,033	1,888	8%

Research and development	$3,161	$2,632	20%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

Our research and development expenses increased 20%, or $0.5 million for the three months ended March 31, 2012, primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development prior to the sale of our ligno-cellulosic business (“LC business”), during the three years preceding the sale of our LC business we did not spend significant resources on early stage product development. Beginning in the fourth quarter 2010, we began making additional investment for the development and commercialization of candidates in our enzyme product pipeline. We expect these expenses to continue to increase in 2012 as we expand our pipeline products and further advance enzyme product candidates through the development pipeline and commercialization efforts. For the three months ended March 31, 2012, 64% of total research and development expense was attributed to new product development and 36% was related to our existing commercial products compared to 72% and 28% for the same period in 2011.

For the three months ended March 31, 2012, we estimate that approximately 71% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 29% of such costs were incurred on research activities funded in whole or in part by our partners. For the three months ended March 31, 2012, we estimate that approximately 92% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 8% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs, accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product and technology development efforts. Accordingly, we are unable to predict which potential commercialization candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products or technologies approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in the section of this report entitled Risk Factors.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012	2011	% Change
Selling, general and administrative expenses	$5,928	$4,500	32%

Selling, general and administrative expenses increased 32%, or $1.4 million, to $5.9 million (including share-based compensation of $0.2 million) for the three months ended March 31, 2012 compared to $4.5 million (including share-based compensation of $0.2 million) for the three months ended March 31, 2011. The increase for the three months ended March 31, 2012 compared to the comparable period in the prior year is attributed to reimbursement of $1.1 million legal fees during the first quarter of 2011 associated with the settlement of a noteholder lawsuit, which was recorded as an offset to operating expenses. In addition, operating expenses were elevated during the first quarter of 2012 for transaction costs associated with various financing alternatives we were pursuing. Overall, ongoing general and administrative expenses have decreased over the prior year, however, we expect our operating expenses to increase during the second half of 2012 due to the commencement of our facility lease in June 2012.

Gain on Sale of Oilseed Processing Business

On March 23, 2012, we entered into an asset purchase agreement with DSM for the purchase of our oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition service agreement with DSM. The aggregate consideration received was $37 million. The gain on sale was calculated as the difference between the allocated consideration amount for the oilseed processing business, in accordance with authoritative accounting guidance, of $34.3 million and the net carrying amount of the purchased assets and liabilities and transaction costs.

Interest and other income, net

In conjunction with the closing of the DSM agreement, the Comerica credit line was closed. Unamortized transaction costs of $0.3 million were expensed and are recorded within Other (expense) income, net line item on our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012.

Restructuring Expenses

Effective March 31, 2011, we closed our office in Cambridge to better align us with the evolving needs of the business and the market. As the cease-use date was established on this date, a liability of $0.2 million was established for the facility, net of deferred rent write off, as well as $0.5 million in fixed asset write off as of March 31, 2011. Further, personnel termination costs of $1.2 million were incurred in conjunction with the closure of the office, as well as $0.4 million in relocation costs for certain employees who relocated to the San Diego facility as a result of the closure. In addition to these costs, $0.6 million in stock compensation costs were recognized as part of restructuring costs, which were incurred for option accelerations for two executives who terminated their employment with us, as provided in their respective employment agreements. As of March 31, 2012, a liability of $0.2 million remained for the restructuring relating to our Cambridge building lease.

Share-Based Compensation Charges

We recognized $0.2 million and $0.7 million in share-based compensation expense for our share-based awards in continuing operations during the three months ended March 31, 2012 and 2011. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2012	2011
Continuing Operations:
Cost of product revenue	$12	$0
Research and development	25	0
Selling, general and administrative	204	226
Restructuring	0	511

	$241	$737

Share-based compensation decreased 67%, or $0.5 million, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily related to restructuring share based compensation in 2011 pertaining to the separation of two executives in conjunction with the closure of the Cambridge office. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on our consolidated financial statements.

Interest expense

Interest expense was $0.7 million and $1.1 million for the three months ended March 31, 2012 and 2011. This decrease in interest expense from 2011 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases.

Gain on Debt Extinguishment upon repurchase of convertible notes

On March 14 and 16, 2011, we repurchased a total of $9.6 million in principal amount of our 2009 Notes, as well as $20.9 million in principal amount of our 2007 Notes. In total, we repurchased $30.6 million in principal amount of our 2009 and 2007 Notes. A gain on debt extinguishment of $11.3 million was recognized representing the difference between the carrying value of the notes repurchased of $41 million and the repurchase price of $29.7 million calculated as follows (in thousands):

	2009 Notes	2007 Notes	Total
Principal	$9,626	$20,932	$30,558
Debt premium, net	6,536	—	6,536
Compound embedded derivative	4,092	—	4,092
Issuance costs	—	(188)	(188)

Carrying value	20,254	20,744	40,998

Repurchase price	9,819	19,895	29,714

Gain on debt extinguishment	$10,435	$849	$11,284

Gain on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of certain warrants, the convertible hedge transaction in connection with our 2008 Notes and the 2009 Notes’ compound embedded derivative were recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statements of Operation as “Loss on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $0.3 million and $1.8 million for the three months ended March 31, 2012 and 2011 related to the change in fair value of our recorded derivative asset and liabilities. The decrease is primarily due to the repurchase of the 2009 Notes during 2011 and the related compound embedded derivatives. As of March 31, 2012, the outstanding derivative liabilities relate to certain warrants outstanding.

Income Tax Provision

During the three months ended March 31, 2012, a tax provision of $0.8 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. We currently believe we have available federal and California net operating loss carryforwards, or NOLs, to offset 100% of the taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

From 2008 through 2011, California tax legislation has suspended the use of NOL carryforwards. Under current tax code, California allows the utilization of NOL carryforwards to offset taxable income in 2012. If California suspends the use of NOLs in 2012, we could have a total 2012 tax liability of approximately $3.0 million.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, asset sales and licensing and product sales. As of March 31, 2012, we had an accumulated deficit of approximately $570.7 million.

During the three months ended March 31, 2012, we sold our oilseed processing business and additional assets to DSM for $37.0 million in proceeds. The proceeds were used to pay off our 2007 Notes on April 2, 2012 in our aggregate principal amount of $34.9 million plus accrued and unpaid interest.

Capital Requirements

As of March 31, 2012, we had available cash and cash equivalents of approximately $58.6 million, and restricted cash of $5.7 million. On April 2, 2012, we were required by the holders of our 2007 Notes to repurchase all of our remaining 2007 Notes, and used cash of $35.8 million to repurchase $34.9 million in aggregate principal amount of our 2007 Notes and pay accrued and unpaid interest theron. Our restricted cash consists of $2.5 million, which is held in escrow to cover indemnification obligations pursuant to the terms of the sale of our LC business to BP, and $3.2 million held as a security for the performance of our obligations under the lease. Pursuant to the terms of the sale of the LC business to BP in 2010, originally $5.0 million of the restricted cash is held in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has made a claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc., or UFRF, against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. Of the total $5.0 million, $2.5 million was released during the quarter and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. Verenium believes that the UFRF claim against BP, and the BP claim against Verenium for indemnity pertaining to the UFRF claim, are without merit.

Based on our current cash resources and 2012 operating plan, our existing cash resources may not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements beyond 2012 without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some or all our assets, file for bankruptcy or cease operations.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2011 consolidated financial statements related to the substantial doubt in our ability to continue as a going concern.

Balance Sheet

Our consolidated assets have increased by $28.8 million to $94.1 million at March 31, 2012 from $65.3 million at December 31, 2011. This increase is primarily attributed to an increase in cash of $30 million attributable to $37 million proceeds from the transaction entered into with DSM for the sale of our oilseed processing business offset by fees incurred for the DSM transaction, continued capital investment primarily for our new building of $3.0 million, and general operating cash burn.

Our consolidated liabilities have decreased by $1.6 million to $53.8 million at March 31, 2012 from $55.4 million at December 31, 2011. The decrease is primarily attributable to the decrease in deferred revenue related to the revenue recognition of the Novus license that was delivered during the quarter.

Cash Flows Related to Operating, Investing and Financing Activities

For the three months ended March 31, 2012 we used $3.3 million to fund our operations compared to $10.7 million for the three months ended March 31, 2011. Although we had net income from continuing operations of $30.1 million for the three months ended March 31, 2012, $31.5 million of such amount was related to gain on the sale of the oilseed processing business. The remaining change in operating cash flows for the three months ended March 31, 2012 primarily reflects an increase in accounts receivable and decrease in accounts payable and accrued liabilities due to timing of cash receipts and payments and a decrease in deferred revenue for the recognition of the Novus upfront fee.

Our investing activities for continuing operations provided net cash of $33.2 million for the three months ended March 31, 2012 consisting of the net proceeds from the DSM transaction for the sale of our oilseed processing business offset by purchases of property and equipment primarily for our new building.

Our financing activities for continuing operations provided cash of $6,000 for the three months ended March 31, 2012 due to the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012, and reflects the principal and interest payments for our 2007 Notes, reflecting the repurchase required by holders of our 2007 Notes of all our 2007 Notes on April 2, 2012 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Convertible Debt:
2007 Notes (principal of $34.9 million and interest of $0.9 million through April 2, 2012) (1)	$35,809	$35,809	$0	$0	$0
Contractual Obligations
Operating lease—San Diego (2)	27,572	1,232	3,859	5,407	17,074
Operating lease—Cambridge, net (3)	505	412	93	0	0
Manufacturing costs to Fermic (4)	47,873	18,451	29,422	0	0
License and research agreements	500	70	140	140	150

Total Contractual Obligations	$112,259	$55,974	$33,514	$5,547	$17,224

(1)	The holders of the 2007 Notes had the right to require us to repurchase the 2007 Notes for cash (including any accrued and unpaid interest) on April 2, 2012. All holders of outstanding 2007 Notes did exercise their right to require us to repurchase the 2007 Notes for cash on April 2, 2012 and, as such, the full balance including interest was paid as of April 2, 2012. No further obligation remains outstanding for the 2007 Notes as of April 2, 2012.
(2)	On June 24, 2011, we signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes the build out of the space and has a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each anniversary of the first day of the first full month following the commencement date during the lease term. In addition to the tenant allowance included in the base rent, a second tenant allowance option was exercised which must be paid back in monthly payments at a 9% interest rate, and included in the amounts in the table. The lease agreement provides for abatement of base rent including tenant allowances so long as no default has occurred, starting with the seventh full month of the lease term through the end of the sixteenth month of the lease term.
(3)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective on March 31, 2011. We completed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.5 million from April 2012 through March 2013 and $0.6 million from April 2013 through December 2013, the end of the lease term.
(4)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. This commitment represents 30 months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of March 31, 2012, under this agreement our minimum commitments to Fermic were approximately $42.7 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through March 31, 2012, we have incurred costs of approximately $22.5 million for property and equipment related to this agreement. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $5 million of additional capital investments at Fermic during 2012. These investments should improve both our manufacturing yields and the profitability of our enzymes over time.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have or are reseasonably expected to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

Information with respect to recent accounting standards is included in Note 1 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk.

Interest Rate Exposure

As of March 31, 2012, all outstanding debt obligations of the Company are comprised of fixed rate interest and, therefore, there is minimal interest rate exposure.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934, or Exchange Act, reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission (“SEC”), rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based on such evaluation, such officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Under the supervision and with participation of our management, including our Chief Executive Office and Chief Financial Officer, we carried out an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2011.

Risks Applicable to Our Business Generally

The report of our independent registered public accounting firm included in our Annual Report on Form 10-K filed on March 5, 2012 contains a paragraph expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 contains an explanatory paragraph which states that we have incurred recurring operating losses, have an accumulated deficit of $600.8 million as of December 31, 2011, and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Although we experienced operating income for the three months ended March 31, 2012, we expect to incur losses in the foreseeable future, as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of internal product candidates;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields; and

•	maintaining or increasing our sales and marketing infrastructure

* We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have typically incurred net losses from our continuing operations since our inception. As of March 31, 2012, we had an accumulated deficit of approximately $570.7 million. We expect to continue to incur additional losses for the foreseeable future.

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

*If we increase contract manufacturing of our Phyzyme®XP phytase at Genencor and decrease its manufacture at Fermic, our gross product revenues will be adversely impacted.

During the three months ended March 31, 2012, approximately 60% of Phyzyme XP® phytase production was manufactured by Genencor. Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased demand from Danisco. As a result, we contracted with Genencor, a subsidiary of Danisco, to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from Danisco, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

If Danisco exercises its right to assume manufacturing rights of Phyzyme®XP phytase, we may experience significant excess capacity at Fermic which could adversely affect our financial condition.

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

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the three months ended March 31, 2012, our three largest customers accounted for approximately 73% of product revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

*We may not be successful marketing and selling our existing and future products into the oilfield services industry.

To date, we have generated only minimal sales from our Pyrolase product and we have only recently begun to actively market our Pyrolase and Vereflow enzyme products into the oilfield services industry. These products, as well as future products under development, are targeted for use in hydraulic fracturing. This is a volatile industry, highly impacted by environmental regulation, subject to variations in demand and prices for oil and natural gas, and highly dependent upon capital spending to support drilling activity. In addition, enzyme usage has not been widely adopted throughout the industry. If we are unsuccessful in increasing demand for our products that serve the hydraulic fracturing industry due to these or other factors, the growth of our business and our future profitability will be negatively impacted.

*We may not be successful maintaining or increasing demand for our existing and future products for the grain processing industry.

Although we continue to increase our market share of our Fuelzyme enzyme in the United States (“U.S.”), current industry conditions can significantly impact our revenue for this product line. For example:

•	U.S. ethanol production and inventories increased at the end of 2011;

•	The Volumetric Ethanol Excise Tax Credit (VEETC), which has indirectly subsidized the ethanol industry through 2011, expired on January 1, 2012; and

•

In 2011, the U.S. ethanol industry exported a record 1.1 billion gallons of ethanol, largely to Brazil, Europe and Canada, but as the dollar strengthens and countries work to increase domestic ethanol production, this opportunity may decline.

In addition, the market for our Fuelzyme product is highly competitive, and dominated by two major suppliers with more than a 75% market share. These factors combined with seasonally lower demand for gasoline, and the impact of rising gasoline prices on consumer demand, suggest the industry may be entering a challenging cycle with conditions conducive to production rate cuts and plant closures. If we are unsuccessful in maintaining increasing demand for our products that serve the grain processing industry due to these or other factors, the growth of our business and our future profitability will be negatively impacted.

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

Historically, we have relied upon a number of strategic partners, including current partners like, Novus, Danisco, WeissBioTech GmbH (formerly Add Food Services GmbH), and Fermic to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, Danisco has accounted for a significant percentage of our product revenue. However, Danisco is under no obligation to continue to market Phyzyme® XP phytase and may introduce competing or replacement products at any time. Danisco represented approximately 60% of total product revenues for the three months ended March 31, 2012. Under our agreement with Danisco, we receive a royalty equal to 50% of Danisco’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by Danisco. We have limited visibility into Danisco’s sales or operating profits related to Phyzyme® XP phytase. During the three months ended March 31, 2012, we experienced a decrease in the royalty as compared to the prior year and may continue to experience future declines that would negatively impact our product revenue and gross profit.

Our arrangements with existing and future collaborative partners are, and will continue to be, critical to the success of our business. We cannot guarantee that any new collaborative relationship(s) will be entered into, or if entered into, will continue or be successful. Our collaborative partners could experience business difficulties which eliminate or impair their ability to effectively perform under our arrangements with them. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements would materially adversely affect our business and financial condition. For example, our strategic collaboration with Novus to develop and commercialize new enzyme products is dependent on Novus’ ability to successfully develop and commercialize products from our product pipeline, and they may not have the resources or expertise to do so, which could delay or prevent the commercialization of our products, which would materially adversely affect our business and financial condition.

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

*Funds held in escrow in connection with the sale of the LC business to BP may not be released when expected.

Pursuant to the terms of the sale of the LC business to BP in 2010, $5 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has made a claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF”) against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP has directed the escrow agent not to disburse the $5 million in escrow pending resolution of the indemnification claim. During the three months ended March 31, 2012, $2.5 million was released to us. The remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. We believe that the UFRF claim against BP, and the BP claim against us for indemnity pertaining to the UFRF claim, are without merit. We cannot be certain of the timing of resolution of the UFRF claim, or whether the UFRF claim against BP, and the BP claim against us for indemnity pertaining to the UFRF claim, will be resolved in a manner that results in release to us of all or any of the amount held in escrow.

*We should be viewed as an early stage company with limited experience bringing products to the marketplace.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in an early stage of development and commercialization. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 15 of our own products, including our Fuelzyme® alpha-amylase, Xylathin™ xylanase, and Luminase® PB-100 enzymes. In addition, five of our collaborative partners, Invitrogen Corporation, Danisco Animal Nutrition, Givaudan Flavors Corporation, Cargill Health and Food Technologies, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we may continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

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

*Our building sublease in San Diego will expire within the next 4 months, and we will be required to relocate our research and development and corporate operations to our newly leased facility.

Our research and development, business development and corporate operations are conducted mainly from a single facility in San Diego, which we currently sublease from BP under a sublease that is set to expire in September 2012. We have entered into a lease for a new facility in San Diego, and commencement of that lease is subject to the completion of build-out of the leased premises, including new pilot fermentation / recovery and automation labs. If we are unsuccessful in transitioning operations to a new facility our business will be adversely impacted.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and May 10, 2012, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol Corp. on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on March 31, 2012 was $4.15, and the closing price of our common stock on May 10, 2012 was $3.65. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	our ability to negotiate and enter into definitive agreements related to any financing transaction;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	future royalties from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	limitation on our ability to engage in certain business activities as a result of our transaction with BP and DSM;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 22% of our outstanding common stock as of March 31, 2012. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2012, we had 12,610,429 shares of common stock outstanding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

2.2†	Asset Purchase Agreement, dated as of March 23, 2012, by and between DSM Food Specialties B.V. and the Company—filed herewith.

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Amended and Restated Bylaws—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Form of Warrant issued to Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

10.1†	License Agreement, dated as of March 23, 2012, by and between DSM Food Specialties B.V. and the Company—filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: May 15, 2012	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)