Form 10-Q
period 2012-06-30
VERENIUM CORP
filed 2012-08-07
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-29173

VERENIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3297375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 John Hopkins Court, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2012 was 12,757,542.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,357	$28,759
Restricted cash	2,500	5,000
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at June 30, 2012 and December 31, 2011	10,017	11,371
Inventories, net	5,483	6,323
Other current assets	2,560	2,396

Total current assets	34,917	53,849
Property and equipment, net	13,502	7,806
Restricted cash	3,200	3,200
Other long term assets	692	482

Total assets	$52,311	$65,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,597	$8,543
Accrued expenses	5,341	6,519
Deferred revenue	1,813	4,137
Convertible debt, at carrying value	0	34,851
Current liabilities of discontinued operations	291	436

Total current liabilities	13,042	54,486
Other long term liabilities	792	906

Total liabilities	13,834	55,392
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Common stock—$0.001 par value; 245,000 shares authorized at June 30, 2012 and December 31, 2011; 12,718 and 12,611 shares issued and outstanding at June 30, 2012 and December 31, 2011	13	12
Additional paid-in capital	611,669	610,781
Accumulated deficit	(573,205)	(600,848)

Total stockholders’ equity	38,477	9,945

Total liabilities and stockholders’ equity	$52,311	$65,337

Note: The condensed consolidated balance sheet data at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Product	$12,242	$14,478	$23,963	$27,510
Contract manufacturing	2,486	0	2,486	0
Collaborative and license	969	656	6,477	1,020

Total revenue	15,697	15,134	32,926	28,530

Operating (income) expenses:
Cost of product and contract manufacturing revenue	9,921	9,392	17,236	17,476
Research and development	3,880	2,288	7,041	4,920
Selling, general and administrative	4,428	4,666	10,356	9,166
(Gain) loss on sale of oilseed processing business	203	0	(31,278)	0
Restructuring charges	9	82	16	2,920

Total operating expenses	18,441	16,428	3,371	34,482

(Loss) income from operations	(2,744)	(1,294)	29,555	(5,952)
Other income and expenses:
Other income (expense), net	11	10	(330)	43
Interest expense	(54)	(702)	(722)	(1,796)
Gain on debt extinguishment upon repurchase of convertible notes	0	0	0	11,284
Gain (loss) on net change in fair value of derivative assets and liabilities	232	518	(92)	(1,295)

Total other income (expenses), net	189	(174)	(1,144)	8,236

Net income (loss) from continuing operations before income taxes	(2,555)	(1,468)	28,411	2,284
Income tax benefit (provision)	87	0	(742)	0

Net income (loss) from continuing operations	(2,468)	(1,468)	27,669	2,284
Net income (loss) from discontinued operations	(11)	0	(26)	61

Net income (loss) attributed to Verenium Corporation	$(2,479)	$(1,468)	$27,643	$2,345

Net income (loss) per share, basic:
Continuing operations	$(0.20)	$(0.12)	$2.19	$0.18

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.20)	$(0.12)	$2.19	$0.19

Net income (loss) per share, diluted:
Continuing operations	$(0.20)	$(0.12)	$2.15	$0.18

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.20)	$(0.12)	$2.14	$0.19

Shares used in calculating net income (loss) per share, basic	12,618	12,606	12,614	12,606

Shares used in calculating net income (loss) per share, diluted	12,618	12,606	13,117	12,606

Comprehensive income (loss)	$(2,479)	$(1,468)	$27,643	$2,345

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$27,643	$2,345
Net loss (income) from discontinued operations	26	(61)

Net income from continuing operations	27,669	2,284
Adjustments to reconcile net income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	618	717
Share-based compensation	442	870
Gain on extinguishment of debt upon repurchase of convertible debt	0	(11,284)
Accretion (amortization) of debt net premium/discount from convertible debt	73	(123)
Loss on net change in fair value of derivative assets and liabilities	92	1,295
Gain on sale of oilseed processing business	(31,278)	0
Non-cash restructuring charges	16	356
Change in operating assets and liabilities:
Accounts receivable	1,354	(2,739)
Inventories	840	(333)
Other assets	(447)	374
Accounts payable and accrued liabilities	(4,248)	(5,000)
Deferred revenue	(2,291)	2,645

Net cash used in operating activities of continuing operations	(7,160)	(10,938)
Investing activities:
Proceeds from sale of oilseed processing business, net of transaction costs paid	31,183	0
Purchases of property and equipment, net	(6,338)	(1,748)
Release of restricted cash	2,500	0

Net cash provided by (used in) investing activities of continuing operations	27,345	(1,748)
Financing activities:
Proceeds from sale of common stock	447	0
Repurchase of convertible debt	(34,851)	(29,714)

Net cash used in financing activities of continuing operations	(34,404)	(29,714)
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(183)	(909)

Net cash used in discontinued operations	(183)	(909)

Net decrease in cash and cash equivalents	(14,402)	(43,309)
Cash and cash equivalents at beginning of year	28,759	87,929

Cash and cash equivalents at end of year	$14,357	$44,620

Supplemental disclosure of cash flow information:
Interest paid	$958	$2,200

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

Excluding the one-time gain on sale of the oilseed processing business, the Company had a loss from operations of $1.7 million for the six months ended June 30, 2012 and had an accumulated deficit of $573.2 million as of June 30, 2012. Based on the Company’s operating plan, which includes expanded research and development investment in pipeline products, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures and working capital requirements beyond December 31, 2012 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

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

The results of operations and assets and liabilities associated with the sale of the Company’s ligno cellulosic business (“LC business”) in September 2010 have been reclassified and presented as discontinued operations in the accompanying consolidated statements of comprehensive income (loss) and balance sheets for current and all prior periods presented. The results of operations and assets and liabilities associated with the sale of the oilseed processing business to DSM Food Specialties B.V. (“DSM”) in March 2012 are included in continuing operations in the accompanying consolidated statements of operations and balance sheets for the current period and all prior periods presented.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$20,057	$0	$0	$20,057	$36,959	$0	$0	$36,959

Liabilities:
Derivative—warrants (2)	0	0	170	170	0	0	78	78
Equity:
Warrants (3)	0	0	0	0	0	0	209	209

	$0	$0	$170	$170	$0	$0	$287	$287

(1)	Included in cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheets.
(2)	Represents warrants issued in February 2008 and October 2009, both of which qualified for liability accounting. The warrants issued in 2008 had a fair value of zero as of June 30, 2012 and December 31, 2011, using significant unobservable inputs (Level 3). The warrants issued in 2009 had a fair value of $0.2 million and $0.1 million calculated using the Black-Scholes Merton methodology, and were classified within other long term liabilities at June 30, 2012 and December 31, 2011, using significant unobservable inputs (Level 3). Inputs for the Black-Scholes Merton methodology were consistent with the inputs used for the Company’s share based compensation expense adjusted for the warrant’s expected life.
(3)	Represents warrants issued in October 2011 in conjunction with credit facilities, which qualified for equity accounting. The warrants issued had a fair value of $0.2 million calculated using the Black-Scholes Merton methodology, and were classified within stockholders’ equity at December 31, 2011, using significant unobservable inputs (Level 3).

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2012 to June 30, 2012 (in thousands):

Derivative Liability – Warrants
Balance at January 1, 2012	$78
Adjustment to fair value included in earnings (1)	324

Balance at March 31, 2012	402
Adjustment to fair value included in earnings (1)	(232)

Balance at June 30, 2012	$170

(1)	The derivatives were revalued at the end of the reporting period and the resulting difference is included in the results of operations. For the three and six months ended June 30, 2012, the net adjustment to fair value is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statements of comprehensive income (loss).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2012, the Company had $2.4 million in current and long-term deferred revenue, of which $2.0 million related to funding from collaborative partners and $0.4 million related to product sales.

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

The Company recognizes revenue from royalties calculated as a share of profits from DuPont Nutrition Biosciences ApS (“DuPont”), a division of E. I. du Pont de Nemours and Company, during the quarter in which such revenue is earned. DuPont markets products based on the Company’s Phyzyme® XP phytase enzyme. Revenue from royalties calculated as a share of operating profit, as defined in the agreement, is recognized generally upon shipment of Phyzyme® XP phytase by DuPont to their customers, based on information provided by DuPont. Revenue from royalties is included in product revenue in the consolidated statements of comprehensive income (loss).

The Company records revenue equal to the full value of the manufacturing costs plus royalties for the Phyzyme® XP phytase product it manufactures through its contract manufacturing agreement with Fermic S.A. (“Fermic”) in Mexico City. The Company has contracted with Genencor, a subsidiary of DuPont, to serve as a second-source manufacturer of the Company’s Phyzyme® XP phytase product. Genencor maintains all manufacturing, sales and collection risk on all inventories produced and sold from its facilities. A set royalty based on profit is paid to the Company on all sales. As such, revenue associated with product manufactured for the Company by Genencor is recognized on a net basis equal to the royalty on operating profit received from DuPont, as all the following conditions of reporting net revenue are met: (i) the third party is the obligor; (ii) the amount earned is fixed; and (iii) the third party maintains inventory risk.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The Company establishes a valuation allowance against its net deferred tax assets to reduce them to the amount expected to be realized.

The Company assesses the recoverability of its deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of its net deferred assets will be realized in future periods. This assessment requires significant judgment. The Company does not recognize current and future tax benefits until it is more likely than not that its tax positions will be sustained. In general, any realization of its net deferred tax assets will reduce its effective rate in future periods.

During the three and six months ended June 30, 2012, a tax benefit of $0.1 million and a provision of $0.7 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. The Company currently believes it has available federal and California net operating loss carryforwards, or NOLs, to offset 100% of its taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

From 2008 through 2011, California tax legislation has suspended the use of NOL carryforwards. Under current tax code, California allows the utilization of NOL carryforwards to offset taxable income in 2012. If California suspends the use of NOLs in 2012, the Company could have a total 2012 tax liability of approximately $3.0 million.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For purposes of the computation of basic net income (loss) per share, unvested restricted shares are considered contingently returnable shares and are not considered outstanding common shares for purposes of computing basic net income (loss) per share until all necessary conditions are met that no longer cause the shares to be contingently returnable. The impact of these contingently returnable shares on weighted average shares outstanding has been excluded for purposes of computing basic net income (loss) per share.

Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method for outstanding stock options and warrants and the “if converted” method for outstanding convertible debt. Under the treasury stock method, the following amounts are assumed to be used to repurchase shares: the amount that must be paid to exercise stock options and warrants; the amount of compensation expense for future services that the Company has not yet recognized for stock options; and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible. Under the “if converted” method the convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later), and interest charges applicable to the convertible debt are added back to net income and adjusted for the income tax effect. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted net income per share if the effect would be antidilutive. Convertible debt is antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic net income per share.

Computation of basic net income (loss) per share for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income (loss) from continuing operations	$(2,468)	$(1,468)	$27,669	$2,284

Net income (loss) from discontinued operations	$(11)	$0	$(26)	$61

Net income (loss) attributed to Verenium Corporation	$(2,479)	$(1,468)	$27,643	$2,345

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Denominator
Weighted average shares outstanding during the period	12,619	12,612	12,615	12,612
Less: Weighted average unvested restricted shares outstanding	(1)	(6)	(1)	(6)

Weighted average shares used in computing basic net income (loss) per share	12,618	12,606	12,614	12,606

Net income (loss) per share, basic:
Continuing operations	$(0.20)	$(0.12)	$2.19	$0.18

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.20)	$(0.12)	$2.19	$0.19

In accordance with the treasury stock method, convertible debt was deemed to be antidilutive for the six months ended June 30, 2011 as its interest per common share obtainable on conversion exceeds basic net income per share, and the average stock price was below the price of outstanding options and outstanding warrants. As such, diluted net income per share equaled basic net income per share for the six months ended June 30, 2011. Computation of diluted net income per share for the six months ended June 30, 2012 was as follows (in thousands):

Six Months Ended June 30, 2012
Numerator
Net income from continuing operations	$27,669
Plus: Income impact of assumed conversions (Interest on convertible debt)	479

Six Months Ended June 30, 2012
Net income from continuing operations plus assumed conversions	$28,148

Net (loss) income from discontinued operations	$(26)

Net income attributed to Verenium Corporation	$27,643
Plus: Income impact of assumed conversions (Interest on convertible debt)	479

Net income attributed to Verenium Corporation plus assumed conversions	$28,122

Denominator
Weighted average shares used in computing basic net income per share	12,614
Plus: Effect of dilutive potential common shares from:
Stock options, awards and warrants	276
Convertible debt	227

Diluted weighted average common shares outstanding	13,117

Net income per share, diluted:
Continuing operations	$2.15

Discontinued operations	$0.00

Attributed to Verenium Corporation	$2.14

For the six months ended June 30, 2012, potentially dilutive securities covering 3.3 million shares related to warrants and 1.1 million shares related to stock options to purchase our common stock were not included in the diluted net income per share calculations because they would be antidilutive.

2. Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC business to BP Biofuels North America LLC (“BP”) pursuant to an asset purchase agreement. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5.0 million of the purchase price placed in escrow). Pursuant to the terms of the asset purchase agreement, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the asset purchase agreement, most of which survived for a period of 18 months following the closing, or March 2, 2012. With respect to some claims, the Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount, and the Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations and warranties. However, some indemnifications claims are not subject to the deductible amount or the cap on aggregate liability. BP has provided notice of a potential claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF’), against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. Of the $5 million held in escrow, the escrow agent disbursed $2.5 million to the Company during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the potential claim by BP against the Company for indemnity pertaining to the UFRF claim, are without merit. The remaining $2.5 million in escrow is reflected as restricted cash within current assets on the Company’s consolidated balance sheets as of June 30, 2012.

The results of operations from discontinued operations for the three and six months ended June 30, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses:
Research and development	0	0	0	(6)
Selling, general and administrative	11	0	26	(55)

Total operating expenses	11	0	26	(61)

Net income (loss) from discontinued operations	$(11)	$0	$(26)	$61

3. DSM Asset Purchase Agreement

On March 23, 2012, the Company entered into an agreement with DSM for the purchase of the Company’s oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition services agreement with DSM. Under the license agreement, the Company issued a license for its alpha-amylase product and xylanase enzyme product to DSM both for use in the food and beverage markets. The Company retains the rights to use the alpha-amylase and xylanase products outside of the food and beverage markets. In turn, DSM licensed to the Company the intellectual property purchased by DSM in the transaction and the intellectual property that the Company had previously licensed to BP Biofuels North America LLC under the BP License Agreement. Further in the license agreement, the Company agreed to provide DSM with three dedicated full time equivalents (“FTE”) for new gene libraries to be developed by the Company for one year, and to deliver any new gene libraries derived from these efforts to DSM in exchange for a royalty paid by DSM to the Company on any enzyme product discovered by DSM through the use of the new gene libraries. The supply agreement requires for the continued manufacture by the Company of the purchased oilseed processing product and the licensed alpha-amylase and xylanase products for sale to DSM with minimum quantities and pricing based on cost plus an agreed upon percentage. Under the transition services agreement the Company will provide services to DSM to be paid on an hourly basis as services are incurred through March 2013.

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

The Company accounted for the agreement for the sale of the oilseed business as a sale of a business. The agreements entered into concurrently with the sale of the oilseed business including the license agreement, supply agreement, and transition services agreement contain various elements and, as such, are deemed to be an arrangement with multiple deliverables as defined under authoritative accounting guidance. Several non-contingent deliverables were identified within the agreements. The Company identified the alpha-amylase and xylanase licenses, the gene libraries’ FTE’s, the manufacturing services and the transition services agreement as separate non-contingent deliverables within the agreement. All the deliverables were determined to have standalone value and qualify as separate units of accounting. The Company performed an analysis to determine the fair value for all elements, and have allocated the non-contingent consideration based on the relative fair value. Revenue associated with each of the undelivered elements will be recognized when the item is delivered.

As of the sale and close date of the agreements, March 23, 2012, the Company determined that the oilseed processing business and the alpha-amylase product and xylanase enzyme licenses had been fully delivered, and, as such, a net gain on sale of $31.5 million was recognized for the sale of the oilseed processing business and license revenue of $1.5 million. During the second quarter 2012, as a result of less arrangement allocation being allocated to the sale of the oilseed processing business and more allocated to undelivered elements an adjustment of $0.2 million was recorded to decrease the gain and increase deferred revenue by this amount. As the Company believes this adjustment is immaterial the full amount was recorded during the second quarter 2012. The difference between cash received and revenue allocated to the non delivered items of $1.1 million was recorded as deferred revenue. As of June 30, 2012, the Company had $1.1 million in deferred revenue attributed to DSM.

Based on proportional performance of efforts performed during the three months ended June 30, 2012, a total of $0.6 million was recognized as of June 30, 2012 pursuant to the DSM asset purchase agreement, primarily related to the transition services agreement and gene library efforts.

The final $31.3 million gain on sale of oilseed processing business was calculated as the difference between the allocated consideration amount for the oilseed processing business and the net carrying amount of the assets and assumed liabilities transferred to DSM. The following sets forth the net assets and liabilities and calculation of the gain on sale as of the disposal date (in thousands):

Consideration received	$37,000
Carrying value of assets:
Assets	(33)
Liabilities	333

Carrying value	300
Transaction costs	(3,160)
Allocated license revenue for alpha-amylase and xylanase enzyme	(1,520)
Deferred revenue associated with undelivered elements	(1,342)

Gain on sale of oilseed processing business	$31,278

Due to the continuing involvement of the Company associated with the manufacturing of the products, the results of operations associated with the sale of the oilseed processing business are included in continuing operations in the accompanying consolidated statements of comprehensive income (loss) and balance sheets for the current period and all prior periods presented. Pro forma amounts of historical financials have not been included due to the immaterial nature of the adjustments to the Company’s historical financial statements.

4. Convertible Debt

On April 2, 2012, all noteholders validly tendered their 5.5% Senior Convertible Notes, or 2007 Notes, in response to the then-outstanding tender offer for the 2007 Notes, and the Company repurchased the remaining $34.9 million in principal amount of 2007 Notes outstanding for a total cash payment of $35.8 million, including accrued and unpaid interest. No further obligation remains outstanding for the 2007 Notes as of June 30, 2012.

5. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	June 30, 2012	December 31, 2011
Raw materials	$333	$353
Work in progress	597	495
Finished goods	4,778	5,699

	5,708	6,547
Reserve	(225)	(224)

Net inventory	$5,483	$6,323

The Company reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf lives of raw materials, demand for its enzyme products and historical write-offs.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method.

Property and equipment consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Laboratory, machinery and equipment	$25,802	$24,927
Computer equipment	4,213	3,031
Furniture and fixtures	801	0
Construction in progress	7,558	4,106

Property and equipment, gross	38,374	32,064
Less: Accumulated depreciation and amortization	(24,872)	(24,258)

Property and equipment, net	$13,502	$7,806

Construction in progress assets related primarily to equipment associated with the build out of the Company’s pilot bioprocess development plant and automation laboratory which the Company plans to place in service during the third quarter. The lease for the Company’s new building commenced in June 2012 and depreciation will commence upon installation of the equipment, over their appropriate asset lives.

Depreciation of property and equipment is provided on the straight-line method over estimated useful lives as follows:

Laboratory equipment	3-5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	3-5 years
Office equipment	3 years
Software	3 years

In conjunction with the signing of the Company’s facility lease agreement in June 2011, an analysis of all tenant improvements completed on the new building was performed. In accordance with authoritative guidance, it was concluded that the tenant improvements being funded through tenant allowances are assets of the landlord and not the Company as all tenant improvements will remain with the building, are not specific to the Company and all construction is controlled by the landlord. As such, tenant improvements not paid directly by the Company or controlled by the Company, as well as the respective liabilities were not recorded on the Company’s consolidated financial statements.

Accrued expenses

Accrued expenses consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Employee compensation	$2,177	$3,138
Professional and outside services costs	1,035	1,060
Accrued interest on convertible notes	0	479
Royalties	1,042	1,202
Accrued restructuring	111	396
Accrued taxes	976	40
Other	0	204

	$5,341	$6,519

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

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

Facility Consolidation Costs
Balance at January 1, 2010	$0
Accrued and expensed	835
Adjustments and revisions	103

Balance at December 31, 2010	938
Charged against accrual	(447)
Adjustments and revisions	(125)

Balance at December 31, 2011	366
Charged against accrual	(94)
Adjustments and revisions	15

Balance at March 31, 2012	287
Charged against accrual	(91)
Adjustments and revisions	12

Balance at June 30, 2012	$208

Restructuring reserve liability attributed to discontinued operations included in current and long term liabilities of discontinued operations:
Current portion	$203
Long-term portion	5

$208

The Company terminated operations in Cambridge, Massachusetts on March 31, 2011, and subleased its office space to a third party. The restructuring plan included charges associated with the estimated loss on sublease for the Cambridge facility as well as one-time relocation costs for the employees whose employment positions were moved to the Company’s San Diego location. The Company incurred total restructuring expense of $9,000 and $16,000 for the three and six months ended June 30, 2012 and $0.1 million and $2.9 million for the three and six months ended June 30, 2011 and had restructuring accruals of $0.1 million and $0.4 million as of June 30, 2012 and December 31, 2011, as detailed below. The liability was classified within accrued expense for the current portion and other long term liabilities for the long term portion on the Company’s condensed consolidated balance sheets.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$0	$0	$0	$0
Accrued and expensed	145	2,244	520	2,909
Charged against accrual	2	(2,021)	(520)	(2,539)
Adjustments and revisions	34	0	0	34

Balance at December 31, 2011	181	223	0	404
Charged against accrual	(46)	(198)	0	(244)
Adjustments and revisions	7	(9)	0	(2)

Balance at March 31, 2012	142	16	0	158
Charged against accrual	(47)	(6)	0	(53)
Adjustments and revisions	8	0	0	8

Balance at June 30, 2012	$103	$10	$0	$113
Restructuring reserve liability classification:
Current portion				$111
Long-term portion				2

				$113

7. Significant Collaborative Research and Development Agreements

Novus International, Inc

On June 23, 2011, the Company entered into a collaboration agreement with Novus International Inc. (“Novus”) to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late stage product pipeline in the animal health and nutrition product line (collectively referred to as “animal feed enzymes”). During the first quarter 2012, the Company completed one of the identified deliverables in the agreement related to the delivery of one of the licenses required to produce the final end products and recognized $2.9 million related to the relative selling price of the delivered license deliverable. Collaborative revenue for the three and six months ended June 30, 2012 related to the Novus agreement equaled $0.1 and $3.2 million, including $2.9 million related to the relative selling price of the delivered license. There was $0.1 million in deferred revenue related to the Novus agreement as of June 30, 2012.

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

8. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, DuPont, represented 59% and 39% for the three months ended June 30, 2012 and 2011and 51% and 47% for the six months ended June 30, 2012 and 2011of total revenue from continuing operations. Revenue from the Company’s second largest customer, DSM, represented 18% and 13% for the three and six months ended June 30, 2012 of total revenue. Accounts receivable from these two customers comprised approximately 77% of accounts receivable at June 30, 2012 and 78% at December 31, 2011.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America	$2,909	$6,546	$10,356	$10,740
Europe	9,816	5,843	16,708	12,612
South America	2,804	2,566	5,163	4,682
Asia	168	179	699	496

	$15,697	$15,134	$32,926	$28,530

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

The following table sets forth product and contract manufacturing revenues by individual product line (in thousands):

	Three Months Ended June 30,
	2012	% of Product Revenue	2011	% of Product Revenue
Product revenues:
Animal health and nutrition	$9,256	63%	$8,035	56%
Grain processing	2,256	15%	4,535	31%
Oilseed processing (1)	0	0%	1,629	11%
All other products	730	5%	279	2%

Total product revenue	$12,242	83%	$14,478	100%
Contract manufacturing (1)	2,486	17%	0	0%

Total product and contract manufacturing revenue	$14,728	100%	$14,478	100%

	Six Months Ended June 30,
	2012	% of Product Revenue	2011	% of Product Revenue
Product revenues:
Animal health and nutrition	$16,672	63%	$16,110	59%
Grain processing	5,841	23%	8,429	31%
Oilseed processing (1)	579	2%	2,612	9%
All other products	871	3%	359	1%

Total product revenue	$23,963	91%	$27,510	100%
Contract manufacturing (1)	2,486	9%	0	0%

Total product and contract manufacturing revenue	$26,449	100%	$27,510	100%

(1)	As the Company will continue to provide manufacturing services for the products sold and licensed to DSM, all revenue after the agreement date (March 23, 2012) is classified as contract manufacturing revenue within the Company’s product line item on the condensed consolidated statements of comprehensive income (loss). All historical amounts related Purifine and Veretase will continue to be shown as oilseed processing and grain processing product revenue.

The Company manufactures its enzyme products through a manufacturing facility in Mexico City, owned by Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s consolidated balance sheets totaled approximately $1.2 million at June 30, 2012 and $1.1 million December 31, 2011.

9. Share-based Compensation

The Company recognized share-based compensation expense of $0.2 million and $0.1 million for the three months ended June 30, 2012 and 2011 and $0.4 million and $0.9 million for the six months ended June 30, 2012 and 2011. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of product and contract manufacturing revenue	$12	$0	$24	$0
Research and development	26	0	51	0
Selling, general and administrative	163	49	367	287
Restructuring charges	0	72	0	583

	$201	$121	$442	$870

As of June 30, 2012, there was $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. All employees with outstanding unvested options that became employees of DSM as part of the sale of the oilseed processing business had their unvested options cancelled. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 1.6 years as follows (in thousands):

Fiscal Year 2012 (July 1, 2012 to December 31, 2012)	$367
Fiscal Year 2013	499
Fiscal Year 2014	274
Fiscal Year 2015	77
Thereafter	23

$1,240

10. Commitment and Contingencies

At June 30, 2012, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	San Diego Gross Rental Payments (1)	Cambridge Net Rental Payments
July 2012-June 2013	$1,105	$304
July 2013-June 2014	1,933	62
July 2014-June 2015	2,598	0
July 2015-June 2016	2,672	0
July 2016-June 2017	2,748	0
Thereafter	16,312	0

Total minimum lease payments	$27,368	$366

(1)	In addition to the tenant allowance included in the base rent, a second tenant allowance option of $1.5 million was exercised which must be paid back in monthly payments at a 9% interest rate. These payments are included in the above amounts.

As described in Note 2, as of September 2010, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement dated September 2, 2010 for a portion of the San Diego facilities which the Company occupied, rent free, through June 2012.

San Diego Lease

On June 24, 2011, the Company signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes a build out of space with a commencement date in June 2012. Upon lease commencement, rent is approximately $192,000 a month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month. In addition to the tenant allowance incorporated in the lease payment, an additional tenant improvement allowance of $1.5 million is allowed, which must be paid back in monthly payments at a 9% interest rate. The lease provides the Company with two consecutive options to extend the term of the lease for five years each, which may be exercised with 12 months prior written notice. In the event the Company chooses to extend the term of the lease, the minimum monthly rent payable for the additional term will be determined according to the then-prevailing market rate.

In connection with this lease, the Company has put in place a facility for up to $3 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego. The facility is intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for the new building. The facility is to be paid at an interest rate of 9% over a term of 126 months. As of June 30, 2012, no advancement had been made under this facility. Subsequently, the Company made a draw of $1.6 million on the line effective July 27, 2012.

Cambridge Lease

The Company has a lease obligation for approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company terminated its operations in Cambridge. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.6 million from July 2012 through June 2013 and $0.4 million in the remainder of 2013.

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

Unamortized transactions costs of $0.3 million were expensed and are recorded within Other income (expense), net line item on the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2012.

Further, in connection with the Comerica Line, the Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time through the expiration of the warrant on October 19, 2016.

Letter of Credit

Pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, as of June 30, 2012 the Company was required to maintain a letter of credit of $3.2 million on behalf of its landlord. This amount was reflected as long term restricted cash on the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011. The deposit provided for by the letter of credit is held as a security for the performance of the Company’s obligations under the lease and not as an advance rental deposit. The letter of credit expires on December 31, 2012, and will be automatically extended annually without amendment through December 31, 2022. The deposit will not be increased at any time but can be reduced based on certain financial and market capitalization requirements. Due to the payoff of debt and subsequent debt ratios, on July 2, 2012, the letter of credit will be reduced to $1.6 million in August 2012, reducing total restricted cash to $4.1 million.

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

Forward-looking statements applicable to our business generally include statements related to:

•	our expected cash needs, our ability to manage our cash and expenses and our ability to access future financing;

•	our ability to continue as a going concern;

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product and contract manufacturing revenue, profitability and capital requirements;

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins;

•	our strategy;

•

our ability to improve manufacturing processes and increase manufacturing yields in order to improve margins and enable us to continue to manage capacity in response to market conditions, such as the state of the corn ethanol industry;

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

Factors that could cause or contribute to differences include, but are not limited to, our operations and ability to continue as a going concern, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled Risk Factors beginning on page 31.

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

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over nearly 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are specialty enzymes for animal health and nutrition, grain processing, oilfield services, and other industrial enzyme markets. We have current collaborations and agreements with key partners such as DSM Food Specialties B.V. (“DSM”), Novus International, Inc. (“Novus”), DuPont Nutrition Biosciences ApS (“DuPont”), a division of E. I. du Pont de Nemours and Company, Fermic S.A., (“Fermic’), and WeissBioTech (formerly Add Food Services GmbH), each of which complement our internal technology, product development efforts, and distribution efforts.

As of June 30, 2012, we owned 206 issued patents relating to our technologies and had 170 patents pending. Also, as of June 30, 2012, we either jointly owned or in-licensed from BP Biofuels North America LLC (“BP”) 133 patents and 146 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

We have incurred net losses from our continuing operations since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $573.2 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the six months ended June 30, 2012, excluding the one-time gain on sale of the oilseed processing business, we generated an operating loss of $1.7 million. We expect to incur losses in the foreseeable future, as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of internal product candidates;

•	lower gross margins as a result of the contract pricing under the DSM supply agreement;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields; and

•	maintaining or increasing our sales and marketing infrastructure.

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

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Animal health and nutrition	$9,256	$8,035	15%	$16,672	$16,110	3%
Grain processing	2,256	4,535	(50)%	5,841	8,429	(31)%
Oilseed processing	0	1,629	(100)%	579	2,612	(78)%
All other products	730	279	162%	871	359	143%

Total product	12,242	14,478	(15)%	23,963	27,510	(13)%
Contact manufacturing	2,486	0	100%	2,486	0	100%
Collaborative and license	969	656	48%	6,477	1,020	535%

Total revenues	$15,697	$15,134	4%	$32,926	$28,530	15%

The decreased product revenue for the three and six months ended was primarily attributed to decreased grain processing revenue due to adverse business conditions in the corn ethanol industry and lower revenue from oilseed processing as a result of the sale to DSM in March 2012. Decreases in grain processing and oilseed processing revenue were partially offset by increased revenue from animal health and nutrition due to higher production volumes.

In conjunction with the sale to DSM, we entered into a supply agreement to continue to produce and sell Purifine and Veretase to DSM at lower sales prices then prior periods when we sold directly to end customers. Revenue from the DSM supply agreement is reported as contract manufacturing above, while pre-DSM sale revenue for Purifine and Veretase are reflected in oilseed processing and grain processing revenue respectively.

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, increased 15%, or $1.2 million and 3%, or $0.6 million, for the three and six months ended June 30, 2012, as compared to the same period in 2011, and Phyzyme® XP phytase represented approximately 63% of total product and contract manufacturing revenues for both the three and six months ended June 30, 2012 and 40% and 49% for the comparable period in 2011 due to the following:

•	A decrease in toll manufacturing of $2.1 million and $2.8 million for the three and six months ended 2011, which was previously included within the animal health and nutrition 2011 revenues;

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, a division of DuPont, Inc. which is part of E.I. du Pont de Nemours and Company, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We also have contracted with Genencor to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by

Genencor increases. During the three and six months ended June 30, 2012, approximately 51% and 55% of PhyzymeXP® phytase production was manufactured by Genencor as compared to approximately 69% and 71% for the comparable period in 2011; and

We expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease due to the introduction of a competing next-generation phytase enzyme by DuPont.

As our pipeline products enter commercialization and demand for other product lines increase, we expect over time we will transition a greater proportion of our Phyzyme® XP phytase manufacturing to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for other enzyme products.

Grain processing sales decreased by 50% and 31% over the three and six months ended June 30, 2011, primarily attributed to a decrease in sales of Fuelzyme alpha amylase which is being impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

•	Reduced demand for gasoline and thus for ethanol have depressed ethanol prices;

•

Depressed ethanol prices combined with continued high corn prices these factors have resulted in low to negative margins for corn ethanol producers, and they have responded by reducing operating rates or idling operations until margins improve;

•	Reduced or idle operating rates combined with higher wheat prices in Europe impacting our Xylathin™ xylanase product sales have resulted in the overall decrease.

These factors combined with rising corn prices, seasonally lower demand for gasoline, and the impact of rising gasoline prices on consumer demand, suggest the industry has entered a challenging cycle with conditions conducive to production rate cuts and plant closures which have negatively impact our business. We therefore expect current industry conditions could significantly impact our revenue growth for this product line for at least the remainder of 2012.

Collaborative revenue increased $0.3 million, or 48%, to $1.0 million for the three months ended June 30, 2012 and revenue increased $5.5 million, to $6.5 million for the six months ended June 30, 2012 as compared to the same period in 2011. The increase was primarily a result of the recent collaboration agreements entered into over the past year with Novus and Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”). For collaborative revenue associated with our pipeline products, under our Novus collaboration, we recognized revenue for the three and six months ended June 30, 2012 equal to $0.1 million and $3.2 million. The six month ended amount includes $2.9 million for the six months ended June 30, 2012 related to the delivery of a specified license during the first quarter for cash received in 2011. For collaborative revenue associated with our commercial products under the Tate & Lyle agreement, for the six months ended June 30, 2012, we recognized $0.5 million related to a one-time up front exclusivity payment during the first quarter 2012 for the further development of one of our alpha amylases. Additionally, in conjunction with our agreement with DSM, we recognized collaborative revenue for the three months ended June 30, 2012 of $0.6 million for services rendered, and for the six months ended June 30, 2012 of $2.1 million which includes $1.5 million for the alpha amylase and xylanase licenses granted to DSM that were deemed to be delivered as of the end of the first quarter of 2012 in accordance with authoritative accounting guidance,.

We expect to have collaborative and license revenue attributable to our collaborations with Novus, Tate & Lyle and DSM for the remainder of 2012 and into 2013. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

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

Product and Contract Manufacturing Gross Profit and Margin

Product and contract manufacturing gross profit and margin for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Product and contract manufacturing revenue	$14,728	$14,478	2%	$26,449	$27,510	(4)%
Cost of product and contract manufacturing revenue	9,921	9,392	6%	17,236	17,476	(1)%

Product and contract manufacturing gross profit	$4,807	$5,086	(5)%	$9,213	$10,034	(8)%
Product and contract manufacturing gross margin	33%	35%		35%	36%

Cost of product and contract manufacturing revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product and contract manufacturing revenues. Excluded from cost of product and contract manufacturing revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product and contract manufacturing revenue increased 6%, or $0.5 million, to $9.9 million for the three months ended June 30, 2012, and decreased 1%, or $0.3 million, to $17.2 million for the six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to a shift in sales mix to lower margin products primarily as a result of the supply agreement entered into with DSM, and to a lesser extent, lower grain processing sales due to the recent downturn in the corn ethanol industry.

Our cost of product and contract manufacturing revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to improve our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. In addition, gross margins are dependent upon the mix of product sales as the cost of product and contract manufacturing revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products, as we optimize the manufacturing process for each particular product. Additionally, we will experience lower margins when contract manufacturing revenue comprises a larger percentage of our total product and contract revenue due to lower pricing under our supply agreement with DSM.

Product and contract manufacturing gross profit totaled $4.8 million for the three months ended June 30, 2012, and $9.2 million for the six months ended June 30, 2012 compared to $5.1 million for the three months ended June 30, 2011 and $10.0 million for the six months ended June 30, 2011. Gross margin decreased to 33% and 35% of product and contract manufacturing revenue for the three and six months ended June 30, 2012, compared to 35% and 36% for the three and six months ended June 30, 2011. This decrease in gross margin percentage was primarily due to our supply agreement with DSM, under which we sell Purifine and Veretase at a lower margin.

In addition, because Phyzyme® XP phytase represents a significant percentage of our product and contract manufacturing revenue, our product and contract manufacturing gross profit is impacted to a great degree by the gross profit achieved on sales of Phyzyme® XP phytase. Under our manufacturing and sales agreement with DuPont, we sell our Phyzyme® XP phytase inventory to DuPont at our cost and, under a license agreement, receive a royalty equal to 50% of DuPont’s profit from the sale of the product, as defined, when the product is sold to DuPont’s customer. As a result, our total cost of product revenue for Phyzyme® XP phytase is incurred as we ship product to DuPont, and the royalty calculated as a share of profits, as defined by our agreement, is recognized in the period in which the product is sold to DuPont’s customer as reported to us by DuPont. We may record our quarterly royalty based on estimates from DuPont, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product and contract manufacturing gross profit from quarter-to-quarter.

In addition, our supply agreement with DuPont for Phyzyme® XP phytase contains provisions which allow DuPont, with six months’ advance notice, to assume manufacturing rights for Phyzyme® XP phytase. If DuPont decides to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless we may still experience significant excess capacity at Fermic as a result. If we are unable to absorb this excess capacity with other products in the event that DuPont assumes all or a portion of Phyzyme® XP phytase manufacturing rights, this may have a negative impact on our revenues and our product gross profit.

Research and Development

Our research and development expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Commercial products	993	566	75%	1,683	1,232	37%
New product development	1,863	1,502	24%	3,947	3,223	22%
Contract research and development	285	0	100%	315	0	100%
Other	739	220	236%	1,096	465	136%

Research and development	$3,880	$2,288	70%	$7,041	$4,920	43%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

Our research and development expenses increased 70%, or $1.6 million to $3.9 million for the three months ended June 30, 2012, and 43%, or $2.1 million to $7.0 million for the six months ended June 30, 2012, primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development prior to the sale of our ligno-cellulosic business (“LC business”), during the three years preceding the sale of our LC business we did not spend significant resources on early stage product development. Beginning in the fourth quarter 2010, we began making additional investment for the development and commercialization of candidates in our enzyme product pipeline. We expect these expenses to continue to increase in 2012 as we expand our pipeline products and further advance enzyme product candidates through the development pipeline and commercialization efforts. The increase in other research and development over the comparable periods in the prior year is primarily due to activities associated with the move to our new building during the three and six months ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial products	26%	25%	24%	25%
New product development	48%	66%	56%	66%
Contract research and development	7%	0%	4%	0%
Other	19%	9%	16%	9%

Research and development	100%	100%	100%	100%

For both the three and six months ended June 30, 2012, we estimate that approximately 72% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 28% of such costs were incurred on research activities funded in whole or in part by our partners. For the three and six months ended June 30, 2011, we estimate that approximately 90% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 10% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs, accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative	$4,428	$4,666	(5%)	$10,356	$9,166	13%

Selling, general and administrative expenses decreased 5%, or $0.2 million, to $4.4 million (including share-based compensation of $0.2 million) for the three months ended June 30, 2012 and increased $1.2 million, or 13%, to $10.4 million (including share-based compensation of $0.4 million) for the six months ended June 30, 2012 compared to $4.7 million (including share-based compensation of $0.1 million) for the three months ended June 30, 2011 and $9.2 million (including share-based compensation of $0.3 million) for the six months ended June 30, 2011. The decrease for the three months ended June 30, 2012 compared to the comparable period in the prior year is attributed to costs associated with our Purifine product line in 2011 which was sold to DSM in March 2012, offset by one month of facility rent expense associated with our new San Diego building lease. The increase for the six months ended June 30, 2012 compared to the comparable period in the prior year is attributed to reimbursement of $1.1 million legal fees during the first quarter of 2011 associated with the settlement of a noteholder lawsuit, which was recorded as an offset to operating expenses. In addition, operating expenses were elevated during the first quarter of 2012 for transaction costs associated with various financing alternatives we were pursuing. After the effect of the prior year legal fee reimbursement, overall ongoing general and administrative expenses have remained even or decreased over the prior year, we expect our operating expenses to increase during the second half of 2012 due to the commencement of our facility lease in June 2012.

Gain on Sale of Oilseed Processing Business

On March 23, 2012, we entered into an asset purchase agreement with DSM for the purchase of our oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition service agreement with DSM. The aggregate consideration received was $37 million. The gain on sale was calculated as the difference between the allocated consideration amount for the oilseed processing business, in accordance with authoritative accounting guidance, of $31.3 million and the net carrying amount of the purchased assets and liabilities and transaction costs.

Restructuring Charges

Effective March 31, 2011, we closed our office in Cambridge to better align us with the evolving needs of the business and the market. As of June 30, 2012, a liability of $0.2 million remained for the restructuring relating to our Cambridge building lease.

Other income (expense), net

In conjunction with the closing of the DSM agreement, the Comerica credit line was closed. Unamortized transaction costs of $0.3 million were expensed for the six months ended June 30, 2012.

Share-Based Compensation Charges

We recognized $0.2 million and $0.4 million during the three and six months ended June 30, 2012 in share-based compensation expense compared to $0.1 million and $0.9 million during the three and six months ended June 30, 2011. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Continuing Operations:
Cost of product revenue	$12	$0	$24	$0
Research and development	26	0	51	0
Selling, general and administrative	163	49	367	287
Restructuring charges	0	72	0	583

	$201	$121	$442	$870

Share-based compensation increased 66%, or $0.1 million and decreased 49%, or $0.4 million for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. The decrease during the six months ended June 30, 2012 is due to restructuring share based compensation in 2011 pertaining to the separation of two executives in conjunction with the closure of the Cambridge office. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on our consolidated financial statements.

Interest expense

Interest expense was $0.1 million and $0.7 million for the three and six months ended June 30, 2012 and $0.7 million and $1.8 million for the three and six months ended June 30, 2011. This decrease in interest expense from 2011 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases and debt payout.

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

Gain on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of certain warrants and the convertible hedge transaction in connection with our 2008 Notes and the 2009 Notes’ compound embedded derivative were recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net gain of $0.2 million and $0.5 million for the three months ended June 30, 2012 and 2011 and net loss of $0.1 million and $1.3 million for the six months ended June 30, 2012 and 2011 related to the change in fair value of our recorded derivative asset and liabilities. As of June 30, 2012, the outstanding derivative liability relates to certain warrants outstanding.

Income Tax Benefit (Provision)

During the six months ended June 30, 2012, a tax provision of $0.7 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. We currently believe we have available federal and California net operating loss carryforwards, or NOLs, to offset 100% of the taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

From 2008 through 2011, California tax legislation has suspended the use of NOL carryforwards. Under current tax code, California allows the utilization of NOL carryforwards to offset taxable income in 2012. If California suspends the use of NOLs in 2012, we could have a total 2012 tax liability of approximately $3.0 million.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, asset sales and licensing and product sales. As of June 30, 2012, we had an accumulated deficit of approximately $573.2 million.

During the six months ended June 30, 2012, we sold our oilseed processing business and additional assets to DSM for $37.0 million in proceeds. The proceeds were used to pay off our 2007 Notes on April 2, 2012 in an aggregate principal amount of $34.9 million plus accrued and unpaid interest.

Capital Requirements

As of June 30, 2012, we had available cash and cash equivalents of approximately $14.4 million, and restricted cash of $5.7 million. Our restricted cash consists of $2.5 million, which is held in escrow to cover indemnification obligations pursuant to the terms of the sale of our LC business to BP, and $3.2 million held as a security for the performance of our obligations under the lease. Due to the payoff of debt and subsequent debt ratios, on July 2, 2012, the letter of credit associated with the building facility, which is secured by cash, will be reduced to $1.6 million in August 2012, reducing total restricted cash to $4.1 million. Pursuant to the terms of the sale of the LC business to BP in 2010, originally $5.0 million of the restricted cash is held in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has provided notice of a potential claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF’), against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. Of the total $5 million held in escrow, the escrow agent disbursed $2.5 million to us during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. We believe that the UFRF claim against BP, and the potential claim by BP against us for indemnity pertaining to the UFRF claim, are without merit.

During the six months ended June 30, 2012, a tax provision of $0.7 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. We currently believe we have available federal and California net operating loss carryforwards, or NOLs, to offset 100% of the taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income. From 2008 through 2011, California tax legislation has suspended the use of NOL carryforwards. Under current tax code, California allows the utilization of NOL carryforwards to offset taxable income in 2012. If California suspends the use of NOLs in 2012, we could have a total 2012 tax liability of approximately $3.0 million.

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

Balance Sheet

Our consolidated assets have decreased by $13.0 million to $52.3 million at June 30, 2012 from $65.3 million at December 31, 2011. This decrease is primarily attributed to the payoff of our convertible debt of $35.8, including accrued interest from the $37 million proceeds from the sale of our oilseed processing business and continued general operating cash burn.

Our consolidated liabilities have decreased by $41.6 million to $13.8 million at June 30, 2012 from $55.4 million at December 31, 2011. The decrease is primarily attributable to the payoff of our convertible debt of $34.9 million and also a decrease in deferred revenue related to the revenue recognition of the Novus license that was delivered during the first quarter.

Cash Flows Related to Operating, Investing and Financing Activities

For the six months ended June 30, 2012 we used $7.2 million to fund our operations compared to $10.9 million for the six months ended June 30, 2011. Although we had net income from continuing operations for the six months ended June 30, 2012 of $27.7 million, $31.3 million of such amount was related to gain on the sale of the oilseed processing business. The remaining change in operating cash flows for the six months ended June 30, 2012 primarily reflects a decrease in accounts receivable and accounts payable and accrued liabilities due to timing of cash receipts and payments and a decrease in deferred revenue for the recognition of the Novus upfront fee.

Our investing activities for continuing operations provided net cash of $27.3 million for the six months ended June 30, 2012 consisting of the net proceeds from the DSM transaction for the sale of our oilseed processing business offset by purchases of property and equipment primarily for our new building as well as the release of the $2.5 million in restricted cash from BP. We expect total capital expenditures for the year to be $7 million to $9 million.

Our financing activities for continuing operations used cash of $34.4 million for the six months ended June 30, 2012 due to the payment in full of our convertible debt.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating lease—San Diego (1)	$27,368	$1,105	$4,531	$5,420	$16,312
Operating lease—Cambridge, net (2)	366	304	62	0	0
Manufacturing costs to Fermic (3)	48,573	18,673	29,900	0	0
License and research agreements	430	70	140	120	100

Total Contractual Obligations	$76,737	$20,152	$34,633	$5,540	$16,412

(1)	On June 24, 2011, we signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes the build out of the space and has a targeted commencement date in June 2012. Upon lease commencement, rent will be approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each anniversary of the first day of the first full month following the commencement date during the lease term. In addition to the tenant allowance included in the base rent, a second tenant allowance option in the amount of $1.5 million was exercised which must be paid back in monthly payments at a 9% interest rate, and is included in the above amounts. The lease agreement provides for abatement of base rent including tenant allowances so long as no default has occurred, starting with the seventh full month of the lease term through the end of the sixteenth month of the lease term.
(2)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective on March 31, 2011. We completed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.6 million from July 2012 through June 2013 and $0.4 million from July 2013 through December 2013, the end of the lease term.
(3)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. This commitment represents 30 months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of June 30, 2012, under this agreement our minimum commitments to Fermic were approximately $48.6 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through June 30, 2012, we have incurred costs of approximately $22.8 million for property and equipment related to this agreement. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $5 million of additional capital investments at Fermic over the next twelve months. These investments should improve both our manufacturing yields and the profitability of our enzymes over time.

In 2008, we contracted with Genencor, which was at that time a subsidiary of DuPont, to serve as a second-source manufacturer for Phyzyme® XP phytase. Our supply agreement with DuPont for Phyzyme® XP phytase contains provisions which allow DuPont, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If DuPont were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless we may still experience significant excess capacity at Fermic as a result. If DuPont assumed the right to manufacture Phyzyme® XP phytase and we were unable to absorb or otherwise reduce the excess capacity at Fermic with other products, our results of operations and financial condition would be adversely affected.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have or are reseasonably expected to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Exposure

As of June 30, 2012, we did not have any debt outstanding, and, therefore, we did not have any interest rate exposure.

Foreign Currency Exposure

We engage third parties, including Fermic, our contract manufacturing partner in Mexico City, to provide various services. From time to time certain of these services result in obligations that are denominated in other than U.S. dollars.

Additionally, under our manufacturing and sales agreement with DuPont, we sell our Phyzyme® XP phytase inventory to DuPont at our cost and, under a license agreement, receive a royalty equal to 50% of DuPont’s profit from the sale of the product, as defined, when the product is sold to DuPont’s customer. This profit share is denominated in other than U.S. dollars and is converted to U.S. dollars upon payment. Consequently, our reported revenue may be affected by fluctuations in currency exchange rates.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based on such evaluation, such officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Applicable to Our Business Generally

*The report of our independent registered public accounting firm included in our Annual Report on Form 10-K filed on March 5, 2012 contains a paragraph expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 contains an explanatory paragraph which states that we have incurred recurring operating losses, have an accumulated deficit of $600.8 million as of December 31, 2011, and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Although we experienced operating income for the six months ended June 30, 2012, we expect to incur losses in the foreseeable future, as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of internal product candidates;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields;

•	maintaining or increasing our sales and marketing infrastructure; and

•	challenge in the corn ethanol market

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

We have typically incurred net losses from our continuing operations since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $573.2 million. We expect to continue to incur additional losses for the foreseeable future.

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

•	the time and expense to complete the build out of our pilot bioprocess development plant, rent, operate and maintain our new facility in San Diego;

•	the time and expense to complete improvements to our manufacturing capabilities at Fermic;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	how competing technological and market developments affect our proposed activities; and

•	the cost of obtaining licenses required to use technology owned by others for proprietary products and otherwise.

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

We have only limited experience in enzyme manufacturing, and we do not have our own internal capacity to manufacture enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our enzyme products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture our commercial enzymes. Additionally, one of our third party manufacturers, Fermic, is located in Mexico, and is our sole-source supplier for most of our commercial enzyme products. Any difficulties or interruptions of service with our third party manufacturers such as Fermic could disrupt our research and development efforts, delay our commercialization of enzyme products, and harm our relationships with our enzyme strategic partners, collaborators, or customers.

*We have a fixed manufacturing capacity commitment to our third party manufacturer, Fermic, and may not be able to adequately manage capacity needs with demand. Our inability to do so could result in excess capacity, which could harm our business.

Because our manufacturing costs are largely fixed, if we are unable to maintain or increase demand for our current and future products, we may experience periods of idle capacity, during which we would pay our fixed rent costs to Fermic whether or not we utilize the fermentation capacity under contract. This would have a negative impact on our product gross profit and our results of operations and financial condition would be adversely affected.

*If demand for our products increases, we may not be able to supply our customers with sufficient quantities of product, which could harm our business.

We have in the past, and may experience in the future, manufacturing constraints which have prevented us from maintaining adequate supply of inventory to meet our customers’ demands. This has created inefficiencies in our enzyme manufacturing process, which has compromised our manufacturing yields. To address these shortcomings, together with Fermic, we have implemented, and may decide to implement additional process improvement or manufacturing expansion and projects, which would require additional capital expenditures. If such projects are delayed, or do not adequately resolve manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

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

During the three and six months ended June 30, 2012, approximately 51% and 55% of Phyzyme XP® phytase production was manufactured by Genencor. Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased demand from DuPont. As a result, we contracted with Genencor, a subsidiary of DuPont, to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from DuPont, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

If DuPont exercises its right to assume manufacturing rights of Phyzyme®XP phytase, we may experience significant excess capacity at Fermic which could adversely affect our financial condition.

In addition, our supply agreement with DuPont for Phyzyme® XP phytase contains provisions which allow DuPont, with six months’ advance notice, to assume manufacturing rights of Phyzyme® XP phytase. If DuPont were to exercise this right, we would also have the right to reduce our capacity commitment to Fermic; nevertheless, we may still experience significant excess capacity at Fermic as a result. If we were unable to absorb this excess capacity with other products, our results of operations and financial condition would be adversely affected.

Significant fluctuations in commodity availability and price, or a change in the use of production facilities that use our enzymes, could have a negative effect on demand for our enzymes.

Our product lines may be directly or indirectly dependent upon the pricing of commodities and, therefore, may be subject to changes in availability and price of such commodities such as corn, wheat and ethanol in our grain processing product line; and poultry and phosphorous in our animal nutrition and health product line. Competitive conditions, governmental restrictions, natural disasters and other events could limit the production of our customers’ products that use our enzymes. As a result, the price and availability of the raw materials used, or the end products which our enzymes are used to produce, may fluctuate substantially, and could significantly impact both the demand for, and average sales price of, our enzymes. Such fluctuations may result in reduced volumes of our enzymes being used, or may result in our enzymes not being used at all. Any change in the use of production facilities that currently use our enzymes to manufacture products could significantly impact the demand for, and average sales price of, our enzymes.

Any of these factors may materially and adversely affect our business, financial conditions and results of operations.

Because a significant portion of our revenue comes from a few large customers, any decrease in sales to these customers could harm our operating results.

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the three and six months ended June 30, 2012, our four largest customers accounted for approximately 90% and 89% of product and contract manufacturing revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

*We continue to rely heavily on product revenues from Phyzyme. Any unexpected decline in demand for this product will harm our operating results.

Net revenues from Phyzyme® XP phytase represented approximately 63% of total product and contract manufacturing revenues for both the three and six months ended June 30, 2012. Although we expect that net revenue as a percentage of product revenue from Phyzyme® XP phytase will increase in future periods, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease due largely to the following factors:

•	Introduction of a competing next-generation phytase enzymes, which could adversely impact end user sales of Phyzyme® XP; and

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, a division of DuPont, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. During the three and six months ended June 30, 2012, approximately 51% and 55% of PhyzymeXP® phytase production was manufactured by Genencor.

*We may not be successful maintaining or increasing demand for our existing and future products for the grain processing industry.

Demand for our Fuelzyme alpha amylase has been impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

•	Reduced demand for gasoline and thus for ethanol have depressed ethanol prices;

•

Depressed ethanol prices combined with continued high corn prices these factors have resulted in low to negative margins for corn ethanol producers, and they have responded by reducing operating rates or idling operations until margins improve; and

•

Reducing operating rates or idling operations combined with higher wheat prices in Europe impacting our Xylathin™ xylanase product sales have resulted in the overall decrease, partially offset by higher U.S. sales.

Although we continue to increase our market share in the United States, current industry conditions will significantly impact our revenue growth for this product line for at least the remainder of 2012. In addition, the market for our Fuelzyme product is highly competitive, and dominated by two major suppliers with more than a 75% market share. These factors combined with seasonally lower demand for gasoline, and the impact of rising gasoline prices on consumer demand, suggest the industry has entered a challenging cycle with conditions conducive to production rate cuts and plant closures which have negatively impact our business. If we are unsuccessful in maintaining increasing demand for our products that serve the grain processing industry due to these or other factors, the growth of our business and our future profitability will be negatively impacted.

We may not be successful marketing and selling our existing and future products into the oilfield services industry.

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

The existing global economic and financial market environment has caused, among other things, lower consumer and business spending, lower consumer net worth, a general tightening in the credit markets, and lower levels of liquidity, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers have been severely affected by the current economic turmoil. Current or potential customers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. The timing and nature of a sustained recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected.

Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

*The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows.

We sell our products to a limited number of customers, and we are likely to continue to experience a high degree of customer concentration in the future. Therefore, the loss or a significant reduction of business from any of our major customers would adversely affect our results of operations. For example, if the general market conditions for corn ethanol were to continue to deteriorate, including as a result of over supply and reduced demand, our Fuelzyme® alpha-amylase customers may be adversely affected, which could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders, which would adversely affect our business and result in reduced sales, profits and cash flows.

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

We manufacture a majority of our commercial enzyme products through a manufacturing facility in Mexico City owned by Fermic. As a result, we are subject to the general risks of doing business in countries outside the U.S., particularly in Mexico, including, without limitation, work stoppages, transportation delays and interruptions, earthquakes and other acts of nature, political instability, organized criminal activity and violence, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of health risks. There can be no assurance that these factors will not adversely affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control costs of our products, or otherwise adversely affect our business, financial condition or results of operations.

We have limited experience and resources in independently developing, manufacturing, marketing, selling, and distributing commercial enzyme products.

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

Historically, we have relied upon a number of strategic partners, including current partners like, Novus, DuPont, WeissBioTech GmbH (formerly Add Food Services GmbH), and Fermic to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, DuPont has accounted for a significant percentage of our product revenue. However, DuPont is under no obligation to continue to market Phyzyme® XP phytase and may introduce competing or replacement products at any time. DuPont represented approximately 63% of total product and contract manufacturing revenues for both the three and six months ended June 30, 2012. Under our agreement with DuPont, we receive a royalty equal to 50% of DuPont’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by DuPont. We have limited visibility into DuPont’s sales or operating profits related to Phyzyme® XP phytase. During the three and six months ended June 30, 2012, we experienced a decrease in the royalty as compared to the prior year and may continue to experience future declines that would negatively impact our product revenue and gross profit.

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

Pursuant to the terms of the sale of the LC business to BP in 2010, $5 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has provided notice of a potential claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF’), against BP relating to a license granted by UFRF to Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. Of the $5 million held in escrow, the escrow agent disbursed $2.5 million to us during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. We believe that the UFRF claim against BP, and the potential claim by BP against us for indemnity pertaining to the UFRF claim, are without merit. We cannot be certain of the timing of resolution of the UFRF claim, or whether the UFRF claim against BP, and the BP claim against us for indemnity pertaining to the UFRF claim, will be resolved in a manner that results in release to us of all or any of the amount held in escrow.

We should be viewed as an early stage company with limited experience bringing products to the marketplace.

You must evaluate our business in light of the uncertainties and complexities affecting an early stage biotechnology company. Our existing proprietary technologies are new and in an early stage of development and commercialization. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost- effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 15 of our own products, including our Fuelzyme® alpha-amylase, Xylathin™ xylanase, and Luminase® PB-100 enzymes. In addition, five of our collaborative partners, Invitrogen Corporation, DuPont Nutrition Biosciences ApS (“DuPont”), a division of E. I. du Pont de Nemours and Company, Givaudan Flavors Corporation, Cargill Health and Food Technologies, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we may continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

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

*We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

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

•	our need to continuously recruit and retain qualified personnel;

•	our ability to successfully satisfy all pertinent regulatory requirements;

•	our ability to successfully commercialize products or processes developed independently and the demand and prices for such products or processes and for our existing products;

•	general and industry specific economic conditions, which may affect our, and our collaborative partners’, research and development expenditures;

•	quicker than expected decline in our Phyzyme® XP phytase product;

•	continued downturn in the corn ethanol market; and

•	slower than anticipated adoption in our oilfield services product line.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and August 1, 2012, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol Corp. on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on June 30, 2012 was $3.13, and the closing price of our common stock on August 1, 2012 was $4.08. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 20% of our outstanding common stock as of June 30, 2012. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2012, we had 12,718,230 shares of common stock outstanding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

2.2†	Asset Purchase Agreement, dated as of March 23, 2012, by and between DSM Food Specialties B.V. and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-29173), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Amended and Restated Bylaws—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Form of Warrant issued to Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: August 7, 2012	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer (Principal Financial Officer)