Form 10-Q
period 2012-09-30
VERENIUM CORP
filed 2012-11-09
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of November 6, 2012 was 12,782,894.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,938	$28,759
Restricted cash	2,500	5,000
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at September 30, 2012 and December 31, 2011	7,250	11,371
Inventories, net	5,017	6,323
Other current assets	2,700	2,396

Total current assets	31,405	53,849
Property and equipment, net	14,346	7,806
Restricted cash	1,600	3,200
Other long term assets	653	482

Total assets	$48,004	$65,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,517	$8,543
Accrued expenses	4,363	6,519
Deferred revenue	1,806	4,137
Convertible debt, at carrying value	0	34,851
Current portion of long-term debt	184	0
Current liabilities of discontinued operations	218	436

Total current liabilities	11,088	54,486
Long term debt, net of current portion	2,705	0
Other long term liabilities	653	906

Total liabilities	14,446	55,392
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	0	0
Common stock—$0.001 par value; 245,000 shares authorized at September 30, 2012 and December 31, 2011; 12,774 and 12,611 shares issued and outstanding at September 30, 2012 and December 31, 2011	13	12
Additional paid-in capital	612,007	610,781
Accumulated deficit	(578,462)	(600,848)

Total stockholders’ equity	33,558	9,945

Total liabilities and stockholders’ equity	$48,004	$65,337

Note: The condensed consolidated balance sheet data at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Product	$8,004	$14,742	$31,967	$42,252
Contract manufacturing	1,561	0	4,047	0
Collaborative and license	697	3,674	7,174	4,694

Total revenue	10,262	18,416	43,188	46,946

Operating (income) expenses:
Cost of product and contract manufacturing revenue	6,726	8,698	23,962	26,174
Research and development	4,045	2,673	11,086	7,593
Selling, general and administrative	4,783	4,940	15,139	14,106
Gain on sale of oilseed processing business	0	0	(31,278)	0
Restructuring charges	11	20	27	2,940

Total operating expenses	15,565	16,331	18,936	50,813

Income (loss) from operations	(5,303)	2,085	24,252	(3,867)
Other income and expenses:
Other income (expense), net	5	7	(325)	50
Interest expense	(83)	(625)	(805)	(2,421)
Gain on debt extinguishment upon repurchase of convertible notes	0	4,065	0	15,349
Gain (loss) on net change in fair value of derivative assets and liabilities	0	290	(92)	(1,005)

Total other income (expenses), net	(78)	3,737	(1,222)	11,973

Net income (loss) from continuing operations before income taxes	(5,381)	5,822	23,030	8,106
Income tax benefit (provision)	147	0	(595)	0

Net income (loss) from continuing operations	(5,234)	5,822	22,435	8,106
Net income (loss) from discontinued operations	(23)	(24)	(49)	37

Net income (loss) attributed to Verenium Corporation	$(5,257)	$5,798	$22,386	$8,143

Net income (loss) per share, basic:
Continuing operations	$(0.41)	$0.46	$1.77	$0.64

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.41)	$0.46	$1.77	$0.65

Net income (loss) per share, diluted:
Continuing operations	$(0.41)	$0.46	$1.75	$0.64

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.41)	$0.46	$1.74	$0.65

Shares used in calculating net income (loss) per share, basic	12,765	12,607	12,664	12,607

Shares used in calculating net income (loss) per share, diluted	12,765	12,607	13,124	12,607

Comprehensive income (loss)	$(5,257)	$5,798	$22,386	$8,143

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$22,386	$8,143
Net loss (income) from discontinued operations	49	(37)

Net income from continuing operations	22,435	8,106
Adjustments to reconcile net income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,120	1,017
Share-based compensation	746	1,058
Gain on extinguishment of debt upon repurchase of convertible debt	0	(15,349)
Accretion (amortization) of debt net premium/discount from convertible debt	73	(140)
Loss on net change in fair value of derivative assets and liabilities	92	1,005
Gain on sale of oilseed processing business	(31,278)	0
Non-cash restructuring charges	17	377
Change in operating assets and liabilities:
Accounts receivable	4,121	(1,273)
Inventories	1,306	(632)
Other assets	(548)	278
Accounts payable and accrued liabilities	(6,204)	(6,017)
Deferred revenue	(2,545)	2,986

Net cash used in operating activities of continuing operations	(10,665)	(8,584)
Investing activities:
Proceeds from sale of oilseed processing business, net of transaction costs paid	31,183	0
Purchases of property and equipment, net	(7,684)	(3,916)
Release of restricted cash	4,100	0

Net cash provided by (used in) investing activities of continuing operations	27,599	(3,916)
Financing activities:
Proceeds from sale of common stock	481	0
Repurchase of convertible debt	(34,851)	(38,645)
Proceeds from equipment loan	2,889	0

Net cash used in financing activities of continuing operations	(31,481)	(38,645)
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(274)	(1,112)

Net cash used in discontinued operations	(274)	(1,112)

Net decrease in cash and cash equivalents	(14,821)	(52,257)
Cash and cash equivalents at beginning of period	28,759	87,929

Cash and cash equivalents at end of period	$13,938	$35,672

Supplemental disclosure of cash flow information:
Interest paid	$958	$2,428

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

Recent Developments

Credit Facility

As further described in Note 11, on October 5, 2012 the Company entered into a $10 million revolving credit facility with Comerica Bank (“Comerica”). The credit facility has a maturity date of October 5, 2014. This credit facility will allow the Company to borrow up to $8.4 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to the Company’s landlord. The credit facility also immediately frees up $1.6 million in restricted cash which had previously secured the letter of credit. Advances under the credit facility bear interest at a daily adjusting London Interbank Offered Rate (“LIBOR”) plus a margin of 4.75%.

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

Excluding the one-time gain on sale of the oilseed processing business, the Company had a loss from operations of $7.0 million for the nine months ended September 30, 2012 and had an accumulated deficit of $578.5 million as of September 30, 2012. Based on the Company’s operating plan, which includes expanded research and development investment in pipeline products, its existing working capital may not be sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures and working capital requirements through 2013 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern through 2013. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to generate additional financing through any of the following: raising debt financing, including through the issuance of debt or convertible debt securities, the issuance of equity securities, corporate partnerships and collaborations, financing of assets, and incremental product sales or strategic transactions. The Company will also continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

The results of operations and assets and liabilities associated with the sale of the Company’s ligno cellulosic business (“LC business”) in September 2010 have been reclassified and presented as discontinued operations in the accompanying consolidated statements of comprehensive income (loss) and balance sheets for current and all prior periods presented. The results of operations and assets and liabilities associated with the sale of the oilseed processing business to DSM Food Specialties B.V. (“DSM”) in March 2012 are included in continuing operations in the accompanying consolidated statements of comprehensive income (loss) and balance sheets for the current period and all prior periods presented.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$18,038	$0	$0	$18,038	$36,959	$0	$0	$36,959

Liabilities:
Derivative—warrants (2)	0	0	170	170	0	0	78	78
Equity:
Warrants (3)	0	0	0	0	0	0	209	209

	$0	$0	$170	$170	$0	$0	$287	$287

(1)	Included in cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheets.
(2)	Represents warrants issued in February 2008 and October 2009, both of which qualified for liability accounting. The warrants issued in 2008 had a fair value of zero as of September 30, 2012 and December 31, 2011, using significant unobservable inputs (Level 3). The warrants issued in 2009 had a fair value of $0.2 million and $0.1 million calculated using the Black-Scholes Merton methodology, and were classified within other long term liabilities at September 30, 2012 and December 31, 2011, using significant unobservable inputs (Level 3). Inputs for the Black-Scholes Merton methodology were consistent with the inputs used for the Company’s share based compensation expense adjusted for the warrants’ expected life.
(3)	Represents warrants issued in October 2011 in conjunction with credit facilities, which qualified for equity accounting. The warrants issued had a fair value of $0.2 million as of December 31, 2011 calculated using the Black-Scholes Merton methodology, and were classified within stockholders’ equity at December 31, 2011, using significant unobservable inputs (Level 3).

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2012 to September 30, 2012 (in thousands):

Derivative Liability – Warrants
Balance at January 1, 2012	$78
Adjustment to fair value included in earnings (1)	324

Balance at March 31, 2012	402
Adjustment to fair value included in earnings (1)	(232)

Balance at June 30, 2012	$170

Adjustment to fair value included in earnings (1)	0

Balance at September 30, 2012	$170

(1)	The derivatives were revalued at the end of the reporting period and the resulting difference is included in the results of operations. For the three and nine months ended September 30, 2012, the net adjustment to fair value is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statements of comprehensive income (loss).

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of September 30, 2012, the Company had $2.2 million in current and long-term deferred revenue, of which $1.7 million related to funding from collaborative partners and $0.5 million related to product sales.

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

During the three and nine months ended September 30, 2012, a tax benefit of $0.1 million and a provision of $0.6 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. The Company currently believes it has available federal and California net operating loss carryforwards, or NOLs, to fully offset its taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

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

Computation of basic net income (loss) per share for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss) from continuing operations	$(5,234)	$5,822	$22,435	$8,106

Net income (loss) from discontinued operations	$(23)	$(24)	$(49)	$37

Net income (loss) attributed to Verenium Corporation	$(5,257)	$5,798	$22,386	$8,143

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Denominator
Weighted average shares outstanding during the period	12,765	12,612	12,664	12,612
Less: Weighted average unvested restricted shares outstanding	0	(5)	0	(5)

Weighted average shares used in computing basic net income (loss) per share	12,765	12,607	12,664	12,607

Net income (loss) per share, basic:
Continuing operations	$(0.41)	$0.46	$1.77	$0.64

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.41)	$0.46	$1.77	$0.65

In accordance with the treasury stock method, for the nine months ended September 30, 2011, convertible debt was deemed to be antidilutive as its interest per common share obtainable on conversion exceeds basic net income per share, and the average stock price was below the price of outstanding options and outstanding warrants, and so the outstanding options and warrants were deemed to be antidilutive. As such, diluted net income per share equaled basic net income per share for the nine months ended September 30, 2011. Computation of diluted net income per share for the nine months ended September 30, 2012 was as follows (in thousands):

Nine Months Ended September 30, 2012
Numerator
Net income from continuing operations	$22,435
Plus: Income impact of assumed conversions (Interest on convertible debt)	479

Net income from continuing operations plus assumed conversions	$22,914

Net (loss) income from discontinued operations	$(49)

Net income attributed to Verenium Corporation	$22,386
Plus: Income impact of assumed conversions (Interest on convertible debt)	479

Net income attributed to Verenium Corporation plus assumed conversions	$22,865

Denominator
Weighted average shares used in computing basic net income per share	12,664
Plus: Effect of dilutive potential common shares from:
Stock options, awards and warrants	309
Convertible debt	151

Diluted weighted average common shares outstanding	13,124

Net income per share, diluted:
Continuing operations	$1.75

Discontinued operations	$0.00

Attributed to Verenium Corporation	$1.74

For the nine months ended September 30, 2012, potentially dilutive securities covering 3.3 million shares related to warrants and 1.7 million shares related to stock options to purchase our common stock were not included in the diluted net income per share calculations because they would be antidilutive.

2. Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC business to BP Biofuels North America LLC (“BP”) pursuant to an asset purchase agreement. The transaction resulted in net cash proceeds to the Company of $96.0 million (including $5.0 million of the purchase price placed in escrow). Pursuant to the terms of the asset purchase agreement, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the asset purchase agreement, most of which survived for a period of 18 months following the closing, or March 2, 2012. With respect to some claims, the Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount, and the Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations and warranties. However, some indemnification claims are not subject to the deductible amount or the cap on aggregate liability. BP has provided notice of a potential claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF”), against BP relating to a license granted by UFRF to a successor of Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP filed an action in the United States District Court for the Northern District of Florida against UFRF on March 5, 2012, for a judgment declaring that the UFRF allegations regarding the license are without merit. Of the $5 million held in escrow, the escrow agent disbursed $2.5 million to the Company during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the potential claim by BP against the Company for indemnity pertaining to the UFRF claim, are without merit. The remaining $2.5 million in escrow is reflected as restricted cash within current assets on the Company’s consolidated balance sheet as of September 30, 2012.

The results of operations from discontinued operations for the three and nine months ended September 30, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Grant	$0	$0	$0	$0
Collaborative	0	0	0	(23)

Total revenue	0	0	0)	(23)

Operating expenses:
Research and development	0	(10)	0	(29)
Selling, general and administrative	23	34	49	(31)

Total operating expenses	23	24	49	(60)

Net income (loss) from discontinued operations	$(23)	$(24)	$(49)	$37

3. DSM Asset Purchase Agreement

On March 23, 2012, the Company entered into an agreement with DSM for the purchase of the Company’s oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition services agreement with DSM. Under the license agreement, the Company issued a license for its alpha-amylase product and xylanase enzyme product to DSM both for use in the food and beverage markets. The Company retains the rights to use the alpha-amylase and xylanase products outside of the food and beverage markets. In turn, DSM licensed to the Company the intellectual property purchased by DSM in the transaction and the intellectual property that the Company had previously licensed to BP Biofuels North America LLC under the BP License Agreement. Further in the license agreement, the Company agreed to provide DSM with three dedicated full time equivalents (“FTE”) for new gene libraries to be developed by the Company for one year, and to deliver any new gene libraries derived from these efforts to DSM in exchange for a royalty paid by DSM to the Company on any enzyme product discovered by DSM through the use of the new gene libraries. The supply agreement requires for the continued manufacture by the Company of the purchased oilseed processing product and the licensed alpha-amylase and xylanase products for sale to DSM with minimum quantities. The Company may be obligated to share in cost overruns or increases, in whole or in part, in connection with the manufacturing. Under the transition services agreement the Company will provide services to DSM to be paid on an hourly basis as services are incurred through March 2013.

The aggregate consideration received by the Company in connection with the transactions was $37 million, including reimbursement for transaction and related expenses incurred by the Company of $2 million.

Pursuant to the terms of the purchase agreement, the Company and DSM entered into a non-competition agreement which restricts the Company’s global activities in the oilseed processing business for a period of ten years. In addition, the non-competition agreement restricts the Company from soliciting for employment or hiring any DSM employee that works in DSM’s oilseed processing operations for a period of ten years and restricts DSM from soliciting for employment or hiring any Company employee until the one year anniversary of the termination or expiration of the transition services agreement.

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

As of the sale and close date of the agreements, March 23, 2012, the Company determined that the oilseed processing business and the alpha-amylase product and xylanase enzyme licenses had been fully delivered, and, as such, a net gain on sale of $31.5 million was recognized as revenue for the sale of the oilseed processing business and license revenue of $1.5 million was recognized as revenue. During the second quarter 2012, as a result of less arrangement allocation being allocated to the sale of the oilseed processing business and more allocated to undelivered elements an adjustment of $0.2 million was recorded to decrease the gain and increase deferred revenue by this amount. As the Company believes this adjustment is immaterial the full amount was recorded during the second quarter 2012. As of September 30, 2012, the Company had $0.9 million in deferred revenue attributed to DSM.

Based on proportional performance of efforts performed during the three and nine months ended September 30, 2012, a total of $0.4 million and $1.0 million was recognized as revenue for the three and nine months ended September 30, 2012 pursuant to the DSM asset purchase agreement, primarily related to the transition services agreement and gene library efforts.

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

4. Convertible Debt

On April 2, 2012, all noteholders validly tendered their 5.5% Senior Convertible Notes, or 2007 Notes, in response to the then-outstanding tender offer for the 2007 Notes, and the Company repurchased the remaining $34.9 million in principal amount of 2007 Notes outstanding for a total cash payment of $35.8 million, including accrued and unpaid interest. No further obligation remains outstanding for the 2007 Notes as of September 30, 2012.

5. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	September 30, 2012	December 31, 2011
Raw materials	$217	$353
Work in progress	371	495
Finished goods	5,091	5,699

	5,679	6,547
Reserve	(662)	(224)

Net inventory	$5,017	$6,323

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

Property and equipment consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Laboratory, machinery and equipment	$28,171	$24,927
Computer equipment	4,305	3,031
Furniture and fixtures	880	0
Construction in progress	6,364	4,106

Property and equipment, gross	39,720	32,064
Less: Accumulated depreciation and amortization	(25,374)	(24,258)

Property and equipment, net	$14,346	$7,806

Construction in progress assets related primarily to equipment associated with the build out of the Company’s pilot bioprocess development plant and automation laboratory which the Company expects to place in service during the fourth quarter. The pilot bioprocess development plant is expected to have a useful life of 10 years. The lease for the Company’s new building commenced in June 2012 and depreciation will commence upon installation of the equipment, over their appropriate asset lives.

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

Accrued expenses

Accrued expenses consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Employee compensation	$2,064	$3,138
Professional and outside services costs	947	1,060
Accrued interest on debt	29	479
Royalties	592	1,202
Accrued restructuring	72	396
Accrued taxes	659	40
Other	0	204

	$4,363	$6,519

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

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

Facility Consolidation Costs
Balance at January 1, 2010	$0
Accrued and expensed	835
Adjustments and revisions	103

Balance at December 31, 2010	938
Charged against accrual	(447)
Adjustments and revisions	(125)

Balance at December 31, 2011	366
Charged against accrual	(94)
Adjustments and revisions	15

Balance at March 31, 2012	287
Charged against accrual	(91)
Adjustments and revisions	12

Balance at June 30, 2012	$208
Charged against accrual	(73)
Adjustments and revisions	6

Balance at September 30, 2012	$141

Restructuring reserve liability attributed to discontinued operations included in current and long term liabilities of discontinued operations:
Current portion	$131
Long-term portion	10

$141

The Company ceased operations in Cambridge, Massachusetts on March 31, 2011, and subleased its office space to a third party. The restructuring plan included charges associated with the estimated loss on sublease for the Cambridge facility as well as one-time relocation costs for the employees whose employment positions were moved to the Company’s San Diego location. The Company incurred total restructuring expense of $11,000 and $27,000 for the three and nine months ended September 30, 2012 and $20,000 and $2.9 million for the three and nine months ended September 30, 2011 and had restructuring accruals of $0.1 million and $0.4 million as of September 30, 2012 and December 31, 2011, as detailed below. The liability was classified within accrued expense for the current portion and other long term liabilities for the long term portion on the Company’s condensed consolidated balance sheets.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$0	$0	$0	$0
Accrued and expensed	145	2,244	520	2,909
Charged against accrual	2	(2,021)	(520)	(2,539)
Adjustments and revisions	34	0	0	34

Balance at December 31, 2011	181	223	0	404
Charged against accrual	(46)	(198)	0	(244)
Adjustments and revisions	7	(9)	0	(2)

Balance at March 31, 2012	142	16	0	158
Charged against accrual	(47)	(6)	0	(53)
Adjustments and revisions	8	0	0	8

Balance at June 30, 2012	$103	$10	$0	$113
Charged against accrual	(44)	(3)	0	(47)
Adjustments and revisions	11	0	0	11

Balance at September 30, 2012	$70	$7	$0	$77

Restructuring reserve liability classification:
Current portion				$72
Long-term portion				5

				$77

7. Significant Collaborative Research and Development Agreements

Novus International, Inc

On June 23, 2011, the Company entered into a collaboration agreement with Novus International Inc. (“Novus”) to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late stage product pipeline in the animal health and nutrition product line (collectively referred to as “animal feed enzymes”). During the first quarter 2012, the Company completed one of the identified deliverables in the agreement related to the delivery of one of the licenses required to produce the final end products and recognized $2.9 million related to the relative selling price of the delivered license. Collaborative revenue for the three and nine months ended September 30, 2012 related to the Novus agreement equaled $0.2 and $3.5 million, including $2.9 million related to the relative selling price of the delivered license. There was $0.3 million in deferred revenue related to the Novus agreement as of September 30, 2012.

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

8. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, DuPont, represented 57% and 42% for the three months ended September 30, 2012 and 2011 and 52% and 45% for the three and nine months ended September 30, 2012 and 2011 of total revenue from continuing operations. Revenue from the Company’s second largest customer, DSM, represented 19% and 15% for the three and nine months ended September 30, 2012 of total revenue. Accounts receivable from these two customers comprised approximately 77% of accounts receivable at September 30, 2012 and 78% at December 31, 2011.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$3,400	$4,785	$13,514	$15,525
Europe	5,585	9,488	22,579	22,100
South America	978	3,860	6,097	8,542
Asia	299	283	998	779

	$10,262	$18,416	$43,188	$46,946

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

The following table sets forth product and contract manufacturing revenues by individual product line (in thousands):

	Three Months Ended September 30,
	2012	% of Product Revenue	2011	% of Product Revenue
Product revenues:
Animal health and nutrition	$5,849	61%	$8,624	58%
Grain processing	2,054	21%	3,942	27%
Oilseed processing (1)	0	0%	1,929	13%
All other products	101	1%	247	2%

Total product revenue	$8,004	83%	$14,742	100%
Contract manufacturing (1)	1,561	17%	0	0%

Total product and contract manufacturing revenue	$9,565	100%	$14,742	100%

	Nine Months Ended September 30,
	2012	% of Product Revenue	2011	% of Product Revenue
Product revenues:
Animal health and nutrition	$22,521	63%	$24,734	59%
Grain processing	7,895	22%	12,371	29%
Oilseed processing (1)	579	2%	4,541	11%
All other products	972	2%	606	1%

Total product revenue	$31,967	89%	$42,252	100%
Contract manufacturing (1)	4,047	11%	0	0%

Total product and contract manufacturing revenue	$36,014	100%	$42,252	100%

(1)	As the Company will continue to provide manufacturing services for the products sold and licensed to DSM, all revenue through the minimum term specified in the contract after the agreement date (March 23, 2012) is classified as contract manufacturing revenue on the Company’s condensed consolidated statements of comprehensive income (loss). All historical amounts related to Purifine and Veretase will continue to be shown as oilseed processing and grain processing product revenue.

The Company manufactures its enzyme products through a manufacturing facility in Mexico City, owned by Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s consolidated balance sheets totaled approximately $1.6 million at September 30, 2012 and $1.1 million December 31, 2011.

9. Share-based Compensation

The Company recognized share-based compensation expense of $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011 and $0.7 million and $1.1 million for the nine months ended September 30, 2012 and 2011. Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product and contract manufacturing revenue	$25	$0	$49	$0
Research and development	65	0	116	0
Selling, general and administrative	214	188	581	475
Restructuring charges	0	0	0	583

	$304	$188	$746	$1,058

As of September 30, 2012, there was $2.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. All employees with outstanding unvested options that became employees of DSM as part of the sale of the oilseed processing business had their unvested options cancelled. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 1.7 years as follows (in thousands):

Fiscal Year 2012 (October 1, 2012 to December 31, 2012)	$311
Fiscal Year 2013	980
Fiscal Year 2014	504
Fiscal Year 2015	216
Thereafter	85

$2,096

10. Commitment and Contingencies

At September 30, 2012, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

	San Diego Gross Rental Payments (1)	Equipment Loan (2)	Cambridge Net Rental Payments
October 2012-September 2013	$528	$401	$196
October 2013-September 2014	2,545	437	31
October 2014-September 2015	2,617	437	0
October 2015-September 2016	2,691	437	0
October 2016-September 2017	2,768	437	0
Thereafter	15,607	2,258	0

Total minimum lease payments	$26,756	$4,407	$227

(1)	In addition to the tenant allowance included in the base rent, a second tenant allowance option of $1.5 million was exercised which must be paid back in monthly payments at a 9% interest rate. These payments are included in the above amounts.
(2)	Amount includes $1.5 million of interest payments.

As described in Note 2, as of September 2010, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement dated September 2, 2010 for a portion of the San Diego facilities which the Company occupied, rent free, through June 2012.

San Diego Lease

On June 24, 2011, the Company signed a lease agreement for 59,199 square feet of new office and laboratory space in San Diego for a term of 126 months commencing in June 2012. Upon lease commencement, rent is approximately $192,000 a month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month. In addition to the tenant allowance incorporated in the lease payment, an additional tenant improvement allowance of $1.5 million is allowed, which must be paid back in monthly payments at a 9% interest rate. The lease provides the Company with two consecutive options to extend the term of the lease for five years each, which may be exercised with 12 months prior written notice. In the event the Company chooses to extend the term of the lease, the minimum monthly rent payable for the additional term will be determined according to the then-prevailing market rate.

In connection with this lease, the Company has put in place a facility for up to $3 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego. The facility is intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for the new building. The facility is to be paid at an interest rate of 9% over a term of 126 months. As of September 30, 2012, the Company had drawn $2.9 million under this facility.

Cambridge Lease

The Company has a lease obligation for approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company terminated its operations in Cambridge. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.7 million from October 2012 through September 2013 and $0.2 million in the remainder of 2013.

Credit Facility

On October 19, 2011, the Company entered into credit facilities with Comerica consisting of a $3.0 million domestic receivables and inventory revolving line (the “Comerica Line”) and a $10.0 million export-import receivables revolving line (the “Ex-Im line”). No amounts had ever been outstanding on the lines. In conjunction with the sale of the oilseed processing business to DSM, the Comerica line was terminated. Unamortized transactions costs of $0.3 million were expensed and are recorded in conjunction with the termination of the facility within the Other income (expense), net line item on the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2012.

Further, in connection with the Comerica Line, the Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time through the expiration of the warrant on October 19, 2016.

Subsequently as further described in Note 11, the Company entered into a new credit facility with Comerica.

Letter of Credit

Pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, as of September 30, 2012 the Company was required to maintain a letter of credit of $1.6 million on behalf of its landlord. Due to the payoff of debt and resulting debt ratios, the letter of credit was reduced from $3.2 million to $1.6 million in August 2012, and was reflected as long term restricted cash on the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011. Subsequently in October 2012, the remaining $1.6 million was released as part of the new credit facility. The deposit provided for by the letter of credit is held as a security for the performance of the Company’s obligations under the lease and not as an advance rental deposit. The letter of credit expires on December 31, 2012, and will be automatically extended annually without amendment through December 31, 2022. The deposit will not be increased at any time but can be reduced based on certain financial and market capitalization requirements.

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

11. Subsequent Event

On October 5, 2012, the Company entered into a $10 million revolving credit facility with Comerica. The credit facility has a maturity date of October 5, 2014. The credit facility is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $10 million or (ii) 80% of certain eligible domestic accounts receivable held by us that arise in the ordinary course of our business and 90% of eligible foreign accounts receivable held by the Company that arise in the ordinary course of our business, in each case, reduced by the aggregate face amount of any outstanding letters of credit and the aggregate limits and credit card processing reserves in respect of any corporate credit cards issued to the Company. Advances under the credit facility bear interest at a daily adjusting LIBOR plus a margin of 4.75%.

This credit facility will allow the Company to borrow up to $8.4 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to the Company’s landlord. The credit facility also immediately frees up $1.6 million in restricted cash which had previously secured the letter of credit. The credit facility contains certain financial covenants that must be met on an ongoing basis.

Subject to certain exceptions, all borrowings under the credit facility are secured by substantially all of the Company’s assets, excluding the Company’s intellectual property.

The credit facility includes limitations (subject to customary baskets and exceptions) on the Company’s ability to, among other things, dispose of assets, move cash balances on deposit with Comerica to another depositary, engage in any business not related to the Company’s current business strategy, engage in certain mergers and acquisitions, incur debt, grant liens, make certain restricted payments such as dividend payments, make certain investments, enter into certain transactions with affiliates, make payments on subordinated debt, and store inventory or equipment with certain third parties, and contains usual and customary covenants for an arrangement of its type.

The events of default under the credit facility include, among other things, payment defaults, breaches of covenants, the occurrence of a material adverse change in the Company’s business, judgments against the Company, material misrepresentations by the Company and bankruptcy events. In the case of a continuing event of default, Comerica may, among other remedies, eliminate its commitment to make further credit available, declare due all unpaid principal amounts outstanding, and foreclose on all collateral to satisfy any unpaid obligations.

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

•

our ability to improve manufacturing processes, reduce inventory losses and increase manufacturing yields in order to improve margins and enable us to continue to manage capacity in response to market conditions, such as the state of the corn ethanol industry;

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

As of September 30, 2012, we owned 211 issued patents relating to our technologies and had 163 patents pending. Also, as of September 30, 2012, we either jointly owned or in-licensed from BP Biofuels North America LLC (“BP”) 137 patents and 145 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

We have incurred net losses from our continuing operations since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $578.5 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the nine months ended September 30, 2012, excluding the one-time gain on sale of the oilseed processing business, we generated an operating loss of $7.0 million. We expect to incur losses in the foreseeable future, as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of internal product candidates;

•	lower gross margins as a result of the contract pricing under the DSM supply agreement;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields;

•	maintaining or increasing our sales and marketing infrastructure; and

•	uncertainties surrounding the corn ethanol industry.

•	additional idle manufacturing capacity related to downtime to complete upgrades at our contracted manufacturing facility in Mexico City;

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Based on our current cash resources and 2012 operating plan, our existing cash resources may not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through 2013 without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some or all our assets, file for bankruptcy or cease operations. To aid in our cash resources, in October, we initiated a $10 million credit facility as discussed further below.

Recent Developments

Credit Facility

On October 5, 2012, we entered into a $10 million revolving credit facility with Comerica Bank (“Comerica”). The credit facility has a maturity date of October 5, 2014. This credit facility will allow us to borrow up to $8.4 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to our landlord. The credit facility also immediately frees up $1.6 million in restricted cash which had previously secured the letter of credit. Advances under the credit facility bear interest at a daily adjusting LIBOR plus a margin of 4.75%.

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Animal health and nutrition	$5,849	$8,624	(32)%	$22,521	$24,734	(9)%
Grain processing	2,054	3,942	(48)%	7,895	12,371	(36)%
Oilseed processing	0	1,929	(100)%	579	4,541	(87)%
All other products	101	247	(59)%	972	606	60%

Total product	8,004	14,742	(46)%	31,967	42,252	(24)%
Contract manufacturing	1,561	0	100%	4,047	0	100%
Collaborative and license	697	3,674	(81)%	7,174	4,694	53%

Total revenues	$10,262	$18,416	(44)%	$43,188	$46,946	(8)%

The decreased product revenue for the three and nine months ended was primarily attributed to decreased grain processing revenue due to adverse business conditions in the corn ethanol industry, lower revenue from oilseed processing as a result of the sale to DSM in March 2012, and a decrease in animal health and nutrition due to toll manufacturing revenue included in 2011 and lower production volumes during the three months ended September 30, 2012.

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

Animal Health and Nutrition

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, decreased 32%, or $2.8 million and 9%, or $2.2 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Phyzyme® XP phytase represented approximately 61% and 63% of total product and contract manufacturing revenues for the three and nine months ended September 30, 2012 and 53% and 50% for the comparable period in 2011 due to the following:

•	A decrease in toll manufacturing of $0.8 million and $3.6 million for the three and nine months ended 2011, which is included within the animal health and nutrition 2011 revenues;

•

A decrease in production volumes during the three months ended September 30, 2012 as a result of downtime for the entire quarter for in-process upgrades to one of the fermentation vessels at Fermic; and

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, a division of DuPont, Inc. which is part of E.I. du Pont de Nemours and Company, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We also have contracted with Genencor to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. During the three and nine months ended September 30, 2012, approximately 82% and 65% of PhyzymeXP® phytase production was manufactured by Genencor as compared to approximately 52% and 66% for the comparable period in 2011. The increase in Genencor production was attributed to the downtime associated with the in-process upgrades to one of the fermentation vessels at Fermic during the quarter.

As our pipeline products enter commercialization and demand for other product lines increase, we expect over time we will transition a greater proportion of our Phyzyme® XP phytase manufacturing to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for other enzyme products.

We expect that net revenue from Phyzyme® XP phytase will gradually decrease due to the introduction of a competing next-generation phytase enzyme by DuPont.

Grain Processing

Grain processing sales decreased by 48%, or $1.9 million, and 36%, or $4.5 million, over the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily attributed to a decrease in sales of Fuelzyme alpha amylase which is being impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

•	Reduced demand for gasoline and thus for ethanol have depressed ethanol prices;

•

Depressed ethanol prices combined with continued high corn prices have resulted in low to negative margins for corn ethanol producers, and they have responded by reducing operating rates or idling operations until margins improve;

As a result of these factors, we experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions. While we have gained new customers in 2012, we estimate that total ethanol production volume from our customers has declined compared to the same period in 2011.

These factors combined with rising corn prices, seasonally lower demand for gasoline, and the impact of rising gasoline prices on consumer demand, suggest the industry has entered a challenging cycle with conditions conducive to production rate cuts and plant closures which have negatively impacted our business. We therefore expect current industry conditions could significantly impact our revenue growth for this product line for at least the remainder of 2012. In addition, reduced or idle operating rates combined with higher wheat prices in Europe impacting our Xylathin™ xylanase product sales have contributed to the overall decrease.

Collaborative and license

Collaborative revenue decreased $3.0 million, or 81%, to $0.7 million for the three months ended September 30, 2012 and collaborative and license revenue increased $2.5 million, to $7.2 million for the nine months ended September 30, 2012 as compared to the same periods in 2011. The decrease for the three months ended September 30, 2012 was attributed to the following:

•

License fee payment of $3.25 million received in 2011 for a commercial enzyme candidate that Syngenta Participations AG formally licensed to a third party and assigned to us in conjunction with the separation agreement with Syngenta in 2009.

The increase for the nine months ended September 30, 2012 was attributed to the following:

•

Collaborative revenue associated with our Novus collaboration increased $3.5 million primarily due to recognition of $2.9 million related to the delivery of a specified license during the first quarter for cash received in 2011; and

•

Our collaboration agreements associated with our commercial products, including our new 2012 collaboration with Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”), which generated revenue for the nine months ended September 30, 2012 of $0.5 million related to a one-time up front exclusivity payment during the first quarter 2012 for the further development of one of our alpha amylases. In conjunction with our agreement with DSM, we recognized collaborative revenue for the nine months ended September 30, 2012 of $2.5 million, including $1.5 million for the alpha amylase and xylanase licenses granted to DSM that were deemed to be delivered as of the end of the first quarter of 2012 in accordance with authoritative accounting guidance.

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

Product and Contract Manufacturing Gross Profit and Margin

Product and contract manufacturing gross profit and margin for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Product and contract manufacturing revenue	$9,565	$14,742	(35)%	$36,014	$42,252	(15)%
Cost of product and contract manufacturing revenue	6,726	8,698	(23)%	23,962	26,174	(8)%

Product and contract manufacturing gross profit	$2,839	$6,044	(53)%	$12,052	$16,078	(25)%
Product and contract manufacturing gross margin	30%	41%		33%	38%

Cost of product and contract manufacturing revenue includes both fixed and variable costs, including materials and supplies, labor, facilities, royalties and other overhead costs, associated with our product and contract manufacturing revenues. Excluded from cost of product and contract manufacturing revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product and contract manufacturing revenue decreased 23%, or $2.0 million, to $6.7 million for the three months ended September 30, 2012, and decreased 8%, or $2.2 million, to $24.0 million for the nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to lower overall product and contract manufacturing revenue.

Our cost of product and contract manufacturing revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to improve our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future if product revenues do not grow in line with our committed fermentation capacity at Fermic. In addition, gross margins are dependent upon the mix of product sales as the cost of product and contract manufacturing revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products, as we optimize the manufacturing process for each particular product. Additionally, we will experience lower margins when contract manufacturing revenue comprises a larger percentage of our total product and contract revenue due to lower pricing under our supply agreement with DSM. We may be obligated to share in cost overruns or increases, in whole or in part, in connection with our manufacturing.

Product and contract manufacturing gross profit totaled $2.8 million for the three months ended September 30, 2012, and $12.1 million for the nine months ended September 30, 2012 compared to $6.0 million for the three months ended September 30, 2011 and $16.1 million for the nine months ended September 30, 2011. Gross margin decreased to 30% and 33% of product and contract manufacturing revenue for the three and nine months ended September 30, 2012, compared to 41% and 38% for the three and nine months ended September 30, 2011. The decrease in our product and contract manufacturing gross profit was due to the following factors:

•	Our grain processing gross profit has decreased based on decreased sales compared to 2011 due to challenges in the corn ethanol market.

•

Pursuant to our supply agreement with DSM, we sell Purifine and Veretase at substantially reduced rates than when we sold directly to customers in prior years, resulting in lower gross profit for these products;

•

During the third quarter of 2012, we incurred idle capacity charges related to downtime for in-process upgrades to one of the fermentation vessels at Fermic. Under current accounting rules, we are required to expense the idle capacity charges related to downtime taken for such upgrades. We expect to incur additional idle capacity charges over the next six months as we bring two additional vessels down for similar upgrades. Once fully implemented and back on line, these upgrades are intended to improve overall manufacturing quality and improve yields, and as a result reduce overall cost of goods sold; and

•

During the third quarter of 2012, we manufactured Purifine inventory pursuant to our supply agreement with DSM, certain lots of which are still undergoing quality assurance evaluation. As a result, we recorded an estimated reserve for potential inventory write-offs, pending final quality inspection of the products, and this has had a negative impact on our gross profit and related gross margin.

In addition, because Phyzyme® XP phytase represents a significant percentage of our product and contract manufacturing revenue, our product and contract manufacturing gross profit is impacted to a great degree by the royalty achieved on sales of Phyzyme® XP phytase. Under our manufacturing and sales agreement with DuPont, we sell our Phyzyme® XP phytase inventory to DuPont at our cost and, under a license agreement, receive a royalty equal to 50% of DuPont’s profit from the sale of the product, as defined, when the product is sold to DuPont’s customer. As a result, our total cost of product revenue for Phyzyme® XP phytase is incurred as we ship product to DuPont, and the royalty calculated as a share of profits, as defined by our agreement, is recognized in the period in which the product is sold to DuPont’s customer as reported to us by DuPont. We may record our quarterly royalty based on estimates from DuPont, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product and contract manufacturing gross profit from quarter-to-quarter.

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

Research and Development

Our research and development expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Commercial products	$647	$686	(6)%	$2,330	$1,918	21%
New product development	2,429	1,648	47%	6,376	4,871	31%
Contract research and development	290	0	100%	605	0	100%
Other	679	339	100%	1,775	804	121%

Research and development	$4,045	$2,673	51%	$11,086	$7,593	46%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed under our collaboration agreements.

Our research and development expenses increased 51%, or $1.4 million to $4.0 million for the three months ended September 30, 2012, and 46%, or $3.5 million to $11.1 million for the nine months ended September 30, 2012, primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies as well as higher allocated corporate overhead due to higher facility related costs associated with our new lease. We expect these expenses to continue to increase in 2012 as we expand our pipeline products and further advance enzyme product candidates through the development pipeline and commercialization efforts. The increase in other research and development over the comparable periods in the prior year is primarily due to activities associated with the move to our new building during the three and nine months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial products	16%	26%	21%	25%
New product development	60%	62%	58%	64%
Contract research and development	7%	0%	5%	0%
Other	17%	12%	16%	11%

Research and development	100%	100%	100%	100%

For both the three and nine months ended September 30, 2012, we estimate that approximately 76% and 73% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 24% and 27% of such costs were incurred on research activities funded in whole or in part by our partners. For the three and nine months ended September 30, 2011, we estimate that approximately 71% and 82% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 29% and 18% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs, accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative	$4,783	$4,940	(3%)	$15,139	$14,106	7%

Selling, general and administrative expenses decreased 3%, or $0.2 million, to $4.8 million (including share-based compensation of $0.2 million) for the three months ended September 30, 2012 and increased $1.0 million, or 7%, to $15.1 million (including share-based compensation of $0.6 million) for the nine months ended September 30, 2012 compared to $4.9 million (including share-based compensation of $0.2 million) for the three months ended September 30, 2011 and $14.1 million (including share-based compensation of $0.5 million) for the nine months ended September 30, 2011. The decrease for the three months ended September 30, 2012 compared to the comparable period in the prior year is attributed to a decrease in costs associated with our Purifine product line which was sold to DSM in March 2012, offset by a full quarter of allocated facility rent expense associated with our new San Diego building lease. The increase for the nine months ended September 30, 2012 compared to the comparable period in the prior year is attributed to reimbursement of $1.1 million legal fees during the first quarter of 2011 associated with the settlement of a noteholder lawsuit, which was recorded as an offset to operating expenses. Without this 2011 offset, selling, general and administrative expenses decreased $0.2 million for the nine months ended September 30, 2012. Despite increased costs for transaction costs associated with various financing alternatives we were pursuing during the first quarter of 2012 and four months of facility related expenses, overall ongoing general and administrative expenses have slightly decreased over the prior year.

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

Restructuring Charges

Effective March 31, 2011, we closed our office in Cambridge to better align us with the evolving needs of the business. As of September 30, 2012, a liability of $0.1 million remained for the restructuring relating to our Cambridge building lease.

Other income (expense), net

In conjunction with the closing of the DSM agreement, the original Comerica credit line was closed. As a result, we expensed $0.3 million of the unamortized transaction costs for the nine months ended September 30, 2012.

Share-Based Compensation Charges

We recognized $0.3 million and $0.7 million during the three and nine months ended September 30, 2012 in share-based compensation expense compared to $0.2 million and $1.1 million during the three and nine months ended September 30, 2011. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product revenue	$25	$0	$49	$0
Research and development	65	0	116	0
Selling, general and administrative	214	188	581	475
Restructuring charges	0	0	0	583

	$304	$188	$746	$1,058

Share-based compensation increased 62%, or $0.1 million and decreased 29%, or $0.3 million for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. The decrease during the nine months ended September 30, 2012 is due to restructuring share based compensation in 2011 pertaining to the separation of two executives in conjunction with the closure of the Cambridge office. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on our consolidated financial statements.

Interest expense

Interest expense was $0.1 million and $0.8 million for the three and nine months ended September 30, 2012 and $0.6 million and $2.4 million for the three and nine months ended September 30, 2011. This decrease in interest expense from 2011 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases and debt payout.

Gain on Debt Extinguishment upon repurchase of convertible notes

During the three and nine months ended 2011, we repurchased $9.3 million and $39.9 million in principal amount of our 2009 and 2007 Notes, leaving an aggregate of $34.9 million, respectively, in principal amount outstanding as of September 30, 2011. A gain on debt extinguishment of $4.1 million and $15.3 million was recognized representing the difference between the carrying value of the notes repurchased of $13.0 million and $54.0 million for the three and nine months ended September 30, 2011 and the repurchase price of $8.9 million and $38.6 million calculated as follows for the three and nine months ended September 30, 2011 (in thousands):

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

Gain on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of certain warrants and the convertible hedge transaction in connection with our 2008 Notes and the 2009 Notes’ compound embedded derivative were recorded as a derivative asset or liability and marked-to-market at each balance sheet date. The change in fair value is recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net gain of zero and $0.3 million for the three months ended September 30, 2012 and 2011 and net loss of $0.1 million and $1.0 million for the nine months ended September 30, 2012 and 2011 related to the change in fair value of our recorded derivative asset and liabilities. As of September 30, 2012, the outstanding derivative liability relates to certain warrants outstanding.

Income Tax Benefit (Provision)

During the three and nine months ended September 30, 2012, a tax benefit of $0.1 million and a provision of $0.6 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. We currently believe we have available federal and California net operating loss carryforwards, or NOLs, to offset 100% of the taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

From 2008 through 2011, California tax legislation has suspended the use of NOL carryforwards. Under the current tax code, California allows the utilization of NOL carryforwards to offset taxable income in 2012. If California suspends the use of NOLs in 2012, we could have a total 2012 tax liability of approximately $3.0 million.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of convertible debt, asset sales and licensing and product sales. As of September 30, 2012, we had an accumulated deficit of approximately $578.5 million.

During the nine months ended September 30, 2012, we sold our oilseed processing business and additional assets to DSM for $37.0 million in proceeds. The proceeds were used to pay off our 2007 Notes on April 2, 2012 in an aggregate principal amount of $34.9 million plus accrued and unpaid interest.

Capital Requirements

As of September 30, 2012, we had available cash and cash equivalents of approximately $13.9 million, and restricted cash of $4.1 million. Our restricted cash as of September 30, 2012 consists of $2.5 million, which is held in escrow to cover indemnification obligations pursuant to the terms of the sale of our LC business to BP, and $1.6 million held as a security for the performance of our obligations under our facility lease. Subsequently in October 2012, the $1.6 million was released as part of our new credit facility, further reducing total restricted cash to $2.5 million. Pursuant to the terms of the sale of the LC business to BP in 2010, originally $5.0 million of the restricted cash is held in escrow and is subject to the terms of an escrow agreement to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has provided notice of a potential claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF”), against BP relating to a license granted by UFRF to a successor of Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP filed an action in the United States District Court for the Northern District of Florida against UFRF on March 5, 2012, for a judgment declaring that the UFRF allegations regarding the license are without merit. Of the total $5 million held in escrow, the escrow agent disbursed $2.5 million to us during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. We believe that the UFRF claim against BP, and the potential claim by BP against us for indemnity pertaining to the UFRF claim, are without merit.

During the three months ended September 30, 2012 and in connection with our facility lease, we made draws against our equipment loan for $2.9 million to help support the planned build-out of our research and bioprocess development laboratories and corporate headquarters in San Diego. The loan is intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for our new building. The facility is to be paid at an interest rate of 9% over a term of 126 months.

During the nine months ended September 30, 2012, a tax provision of $0.6 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37 million taxable gain from the sale of the oilseed processing business to DSM. We currently believe we have available federal and California net operating loss carryforwards, or NOLs, to offset 100% of the taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income. From 2008 through 2011, California tax legislation has suspended the use of NOL carryforwards. Under the current tax code, California allows the utilization of NOL carryforwards to offset taxable income in 2012. If California suspends the use of NOLs in 2012, we could have a total 2012 tax liability of approximately $3.0 million.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2011 consolidated financial statements related to the substantial doubt in our ability to continue as a going concern.

Based on our current cash resources and 2012 operating plan, our existing cash resources may not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through 2013 without additional sources of cash. If we are unable to raise additional capital, we will need to defer, reduce or eliminate significant planned expenditures, restructure or significantly curtail our operations, sell some or all our assets, file for bankruptcy or cease operations. To aid in our cash resources, in October, we initiated a $10 million revolving credit facility with Comerica which we believe will be sufficient, together with our existing cash resources, for our cash requirements for the remainder of 2012.

Balance Sheet

Our consolidated assets have decreased by $17.3 million to $48.0 million at September 30, 2012 from $65.3 million at December 31, 2011. This decrease is primarily attributed to the decrease in cash due to payoff of our convertible debt of $35.8 million including accrued interest from the $37 million of proceeds from the sale of our oilseed processing business and continued general operating cash burn.

Our consolidated liabilities have decreased by $41.0 million to $14.4 million at September 30, 2012 from $55.4 million at December 31, 2011. The decrease is primarily attributable to the payoff of our convertible debt of $34.9 million, decrease in deferred revenue related to the revenue recognition of the Novus license that was delivered during the first quarter and an overall decrease in accounts payable and accrued liabilities.

Cash Flows Related to Operating, Investing and Financing Activities

For the nine months ended September 30, 2012 we used $10.7 million to fund our operations compared to $8.6 million for the nine months ended September 30, 2011. Although we had net income from continuing operations for the nine months ended September 30, 2012 of $22.4 million, $31.3 million of such amount was related to gain on the sale of the oilseed processing business. The remaining change in operating cash flows for the nine months ended September 30, 2012 primarily reflects a decrease in accounts receivable and accounts payable and accrued liabilities due to timing of cash receipts and payments and a decrease in deferred revenue for the recognition of the Novus upfront fee.

Our investing activities for continuing operations provided net cash of $27.6 million for the nine months ended September 30, 2012 consisting of the net proceeds from the DSM transaction for the sale of our oilseed processing business offset by purchases of property and equipment primarily for our new building as well as the release of the $4.1 million in restricted cash from BP and our landlord. We expect total capital expenditures for the year to be $7 million to $9 million.

Our financing activities for continuing operations used cash of $31.5 million for the nine months ended September 30, 2012 due to the payment in full of our convertible debt slightly offset by $2.9 million of proceeds from our new equipment loan.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Operating lease—San Diego (1)	$26,756	$528	$5,162	$5,459	$15,607
Operating lease—Cambridge, net (2)	227	196	31	0	0
Manufacturing costs to Fermic (3)	43,906	18,907	24,999	0	0
License and research agreements	430	70	140	120	100
Equipment loan (4)	4,407	401	874	874	2,258

Total Contractual Obligations	$75,726	$20,102	$31,206	$6,453	$17,965

(1)	On June 24, 2011, we signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date. The agreement includes the build out of the space and had a commencement date in June 2012. Rent is approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each anniversary of the first day of the first full month following the commencement date during the lease term. In addition to the tenant allowance included in the base rent, a second tenant allowance option in the amount of $1.5 million was exercised which must be paid back in monthly payments over the lease term of 126 months at a 9% interest rate, and is included in the above amounts. The lease agreement provides for abatement of base rent including tenant allowances so long as no default has occurred, starting with the seventh full month of the lease term through the end of the sixteenth month of the lease term.
(2)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge to better align us with the evolving needs of the business and the market. The closure was effective on March 31, 2011. We completed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.7 million from October 2012 through September 2013 and $0.2 million from October 2013 through December 2013, the end of the lease term.
(3)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. This commitment represents 30 months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.
(4)	Amount includes total interest of $1.5 million.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of September 30, 2012, under this agreement our minimum commitments to Fermic were approximately $43.9 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through September 30, 2012, we have incurred costs of approximately $23.2 million for property and equipment related to this agreement. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $5 million of additional capital investments at Fermic over the next twelve months. These investments should improve both our manufacturing yields and the profitability of our enzymes over time.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have or are reseasonably expected to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Exposure

As of September 30, 2012, our outstanding debt was based on fixed rates, and, therefore, we did not have any interest rate exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based on such evaluation, such officers have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Applicable to Our Business Generally

*	The report of our independent registered public accounting firm included in our Annual Report on Form 10-K filed on March 5, 2012 contains a paragraph expressing substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 contains an explanatory paragraph which states that we have incurred recurring operating losses, have an accumulated deficit of $600.8 million as of December 31, 2011, and, based on our operating plan and existing working capital deficit, this raises substantial doubt about our ability to continue as a going concern. Although we experienced operating income for the nine months ended September 30, 2012 that was attributed to our gain on sale of our oilseed processing business, we expect to incur losses in the foreseeable future, as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of internal product candidates;

•	lower gross margins as a result of the contract pricing under the DSM supply agreement;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields;

•	maintaining or increasing our sales and marketing infrastructure; and

•	uncertainties surrounding the corn ethanol industry.

•	additional idle manufacturing capacity related to downtime to complete upgrades at our contracted manufacturing facility in Mexico City;

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

We have typically incurred net losses from our continuing operations since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $578.5 million. We expect to continue to incur additional losses for the foreseeable future.

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

*	We have a fixed manufacturing capacity commitment to our third party manufacturer, Fermic, and may not be able to adequately manage capacity needs with demand. Our inability to do so could result in idle capacity, which could harm our business.

We rely on our third party manufacturer, Fermic, to manufacture our products and have committed to a fixed amount of manufacturing capacity. Because our manufacturing costs are largely fixed, if we are unable to maintain or increase demand for our current and future products, we may experience periods of idle capacity, during which we would pay our fixed rent costs to Fermic whether or not we utilize the fermentation capacity under contract. We are also obligated to pay our fixed rent costs to Fermic during the implementation of improvements to our manufacturing processes, which may require us to incur downtime to one or more of our fermentation vessels for an extended period of time. For example, during the entire three months ended September 30, 2012, we incurred idle capacity charges related to downtime for in-process upgrades to one of our fermentation vessels. In any case, idle capacity has had and may in the future have a negative impact on our product gross profit, our results of operations and financial condition.

*	If demand for our products increases we may not be able to supply our customers with sufficient quantities of product, which could harm our business.

We have in the past, and may experience in the future, manufacturing constraints, inventory losses and decreased manufacturing yields, which have prevented us from maintaining adequate supply of inventory to meet our customers’ demands. We may also experience further manufacturing constraints in connection with process improvements or manufacturing expansion and projects we, together with Fermic, have implemented and will continue to implement. For example, during the entire three months ended September 30, 2012, we incurred constrained capacity related to downtime for in-process upgrades to one of our fermentation vessels. If such projects, which are intended to increase manufacturing yields and efficiency, are delayed, or do not adequately resolve manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

*	Failure to manufacture sufficient quantities of Purfine and Veretase or control costs of doing so, under our contract manufacting relationship with DSM, will adversely affect our results of operations.

In conjunction with our agreement with DSM for the purchase of our oilseed processing business, we concurrently entered into a supply agreement obligating us to manufacture minimum quantities of Purifine and Veretase for DSM. During the quarters following the transaction with DSM, we experienced increases in costs in connection with the manufacture of Purifine. We may be obligated to share in such cost overruns or increases, in whole or in part, in connection with our manufacturing for DSM. In addition, to the extent that we are unable to meet quality specifications associated with manufacturing these products, we may be obligated to incur the additional costs for replacement batches to DSM.

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

*	If we increase contract manufacturing of our Phyzyme® XP phytase at Genencor and decrease its manufacture at Fermic, our gross product revenues will be adversely impacted.

During the three and nine months ended September 30, 2012, approximately 82% and 65% of Phyzyme XP® phytase production was manufactured by Genencor. Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased demand from DuPont. As a result, we contracted with Genencor, a subsidiary of DuPont, to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from DuPont, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

*	If we are unable to access the capacity to manufacture products in development in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own internal capacity to manufacture enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our enzyme products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture our commercial and development enzymes. Additionally, one of our third party manufacturers, Fermic, is located in Mexico, and is our sole-source supplier for most of our commercial enzyme products. Any difficulties or interruptions of service with our third party manufacturers such as Fermic could disrupt our research and development efforts, delay our commercialization of enzyme products, and harm our relationships with our enzyme strategic partners, collaborators, or customers.

If DuPont exercises its right to assume manufacturing rights of Phyzyme® XP phytase, we may experience significant excess capacity at Fermic which could adversely affect our financial condition.

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

*	We continue to rely heavily on product revenues from Phyzyme. Any unexpected decline in demand for this product will harm our operating results.

Net revenues from Phyzyme® XP phytase represented approximately 61% and 63% of total product and contract manufacturing revenues for both the three and nine months ended September 30, 2012. Although we expect that net revenue as a percentage of product revenue from Phyzyme® XP phytase will increase in future periods, we expect that net revenue from Phyzyme® XP phytase will remain flat or gradually decrease due largely to the following factors:

•	Introduction of competing next-generation phytase enzymes, including a competing next-generation phytase enzyme by DuPont, which could adversely impact end user sales of Phyzyme® XP; and

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, a division of DuPont, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. During the three and nine months ended September 30, 2012, approximately 82% and 65% of PhyzymeXP® phytase production was manufactured by Genencor.

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

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the three and nine months ended September 30, 2012, our three largest customers accounted for approximately 78% and 75% of product and contract manufacturing revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

*	We may not be successful maintaining or increasing demand for our existing and future products for the grain processing industry.

Demand for our grain processing product line has been impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

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

Although we continue to increase our market share in the United States, current industry conditions will significantly impact our revenue growth for this product line for at least the remainder of 2012. In addition, the market for our Fuelzyme product is highly competitive, and dominated by two major suppliers with more than a 75% market share who have greater resources and experience than we do in serving this market. As a result of these factors, we experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions. While we have gained new customers in 2012, we estimate that total ethanol production volume from our customers has declined compared to the same period in 2011. These factors combined with seasonally lower demand for gasoline, and the impact of rising gasoline prices on consumer demand, suggest the industry has entered a challenging cycle with conditions conducive to production rate cuts and plant closures which have negatively impact our business. If we are unsuccessful in maintaining increasing demand for our products that serve the grain processing industry due to these or other factors, the growth of our business and our future profitability will be negatively impacted.

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

Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

*	The financial instability of our customers has caused and may continue to cause an adverse affect on our business and may result in reduced sales, profits and cash flows.

We sell our products to a limited number of customers, and we are likely to continue to experience a high degree of customer concentration in the future. Therefore, the loss or a significant reduction of business from any of our major customers has and may continue to adversely affect our results of operations. For example, if the general market conditions for corn ethanol were to continue to deteriorate, including as a result of over supply and reduced demand, our Fuelzyme® alpha-amylase customers will continue to be adversely affected, which could continue to cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders, which would adversely affect our business and result in reduced sales, profits and cash flows.

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

Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We are unable to fund our obligations under any of our other strategic partners or collaborators;

•	We develop technologies or products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	Our strategic partners or collaborators experience business difficulties which eliminate or impair their ability to effectively perform under our strategic alliances or collaborations;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours (for example, DuPont will introduce a competing next-generation phytase enzyme) or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

We have relied, and will continue to rely, heavily on strategic partners to support our business.

Historically, we have relied upon a number of strategic partners, including current partners like, Novus, DuPont, WeissBioTech GmbH (formerly Add Food Services GmbH), and Fermic to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, DuPont has accounted for a significant percentage of our product revenue. However, DuPont is under no obligation to continue to market Phyzyme® XP phytase and may introduce competing or replacement products at any time. DuPont represented approximately 61% and 63% of total product and contract manufacturing revenues for both the three and nine months ended September 30, 2012. Under our agreement with DuPont, we receive a royalty equal to 50% of DuPont’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by DuPont. We have limited visibility into DuPont’s sales or operating profits related to Phyzyme® XP phytase. During the three and nine months ended September 30, 2012, we experienced a decrease in the royalty as compared to the prior year and may continue to experience future declines that would negatively impact our product revenue and gross profit.

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

In addition, BP’s rights to use the intellectual property that we have licensed are limited only by the non-competition agreements entered in connection with the sale of our LC business, which agreements have an expiration of a total of five years. Following expiration of these agreements, BP will have the right to use without limitation the same intellectual property that we have used and still use to develop our products. Should BP elect to compete with us following such expiration, such competition could harm our business.

*	Funds held in escrow in connection with the sale of the LC business to BP may not be released when expected.

Pursuant to the terms of the sale of the LC business to BP in 2010, $5 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has provided notice of a potential claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF”), against BP relating to a license granted by UFRF to a successor of Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP filed an action in the United States District Court for the Northern District of Florida against UFRF on March 5, 2012, for a judgment declaring that the UFRF allegations regarding the license are without merit. Of the $5 million held in escrow, the escrow agent disbursed $2.5 million to us during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. We believe that the UFRF claim against BP, and the potential claim by BP against us for indemnity pertaining to the UFRF claim, are without merit. We cannot be certain of the timing of resolution of the UFRF claim, or whether the UFRF claim against BP, and the BP claim against us for indemnity pertaining to the UFRF claim, will be resolved in a manner that results in release to us of all or any of the amount held in escrow.

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

*	Compliance with regulatory requirements and obtaining required government approvals may be time consuming and costly, and could delay our introduction of products.

All phases, especially the development, production, and marketing, of our current and potential products and processes are subject to significant federal, state, local, and/or foreign governmental regulation. Regulatory agencies may not allow us to produce and/or market our products in a timely manner or under technically or commercially feasible conditions, or at all, which could harm our business.

In the United States, enzyme products for our target markets are regulated based on their use, by either the FDA or the EPA,. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. Under current FDA policy, our products, or products of our collaborative partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical studies do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could delay or possibly prevent a product from being commercialized. Even after investing significant time and expenditures, our collaborators may not obtain a timely regulatory approval for products that incorporate our technologies or inventions. The EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical.

*	New yet to be implemented portions of and new regulations yet to be written under the Food Safety Modernization Act may affect or cause us to alter the way we manufacture products in ways we cannot predict, and compliance may be costly and/or interrupt our ability to manufacture products.

The Food Safety Modernization Act (FSMA), which was signed into law in January 2011, has significantly modified the Food, Drug, and Cosmetic Act. Many provisions of FSMA have yet to be implemented and implementation will require new rule making by the FDA in the form of additional regulations. Such rule-making could, among other things, require Verenium to significantly amend certain operational policies and procedures. Unforeseen issues and requirements may arise as the FDA promulgates new regulations provided for by FSMA, and there likely will be additional costs of compliance associated with these new requirements. Once FSMA is fully implemented, the FDA may audit or review Verenium’s activities and require that we take additional action and/or make modifications to our current practices and policies. If we are unable to fully comply with such new requirements, it could lead to sanctions and/ or complete or partial loss of our ability to manufacture products, which would have an adverse impact on our business.

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

*	We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

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

The market price of our common stock has in the past been and is likely to continue to be subject to significant fluctuations. Between January 1, 2006 and November 6, 2012, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol Corp. on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on September 30, 2012 was $3.25, and the closing price of our common stock on November 6, 2012 was $2.49. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	our ability to negotiate and enter into definitive agreements related to any financing transaction;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	future royalties from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	contamination or capacity issues at our contracted manufacturing facility in Mexico City;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	limitation on our ability to engage in certain business activities as a result of our transaction with BP and DSM;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 19% of our outstanding common stock as of September 30, 2012. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2012, we had 12,774, 310 shares of common stock outstanding.

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

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Amended and Restated Bylaws—filed as an exhibit to the Company’s Current Report on Form 8-K
(File No. 000-29173), filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Form of Warrant issued to Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

10.1	Loan and Security Agreement, dated October 5, 2012, by and between Comerica Bank and the Company—filed herewith.

10.2†	First Amendment to Lease, dated August 6, 2012, by and between ARE-John Hopkins Court, LLC, and the Company—filed herewith.

10.3†	Second Amendment to Lease dated September 7, 2012 by and between ARE-John Hopkins Court, LLC, and the Company—filed herewith.

10.4†	Third Amendment to Lease dated October 17, 2012 by and between ARE-John Hopkins Court, LLC, and the Company—filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit Number	Description of Exhibit

101	The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

†	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: November 9, 2012	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer (Principal Financial Officer)