Form 10-K
period 2012-12-31
VERENIUM CORP
filed 2013-04-01
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012; or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012 was $31.9 million.*

The number of shares outstanding of the Registrant’s common stock was 12,782,894 as of March 25, 2013. The Registrant has no non-voting stock outstanding.

*	Based on the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 29, 2012 of $3.13 per share. Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the common stock outstanding at June 29, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2013 are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of those portions that are specifically incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this report or incorporated by reference herein.

Forward Looking Statements

Except for the historical information contained herein, the following discussion, as well as the other sections of this report, contain forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

Forward-looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product and contract manufacturing revenue, profitability and capital requirements;

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins;

•	the timing and amount of expected revenue from our Product Pipeline;

•	our ability to secure partnerships for, and advance products from, our Expansion Pipeline;

•	our strategy;

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

Factors that could cause or contribute to differences include, but are not limited to, our operations and ability to continue as a going concern, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled Risk Factors beginning on page 17.

VERENIUM CORPORATION

FORM 10-K

For the Year Ended December 31, 2012

EXPLANATORY NOTE

Note Regarding Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K, we have restated certain historical financial statements as of, and for the year ended, December 31, 2011 and the quarterly periods ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 to reflect a revision in accounting for our facility lease in San Diego, California, or the Lease.

The error relates to the misapplication of Accounting Standards Codification No. 840, “Accounting for Leases,” or ASC 840. As a result, we did not correctly record the assets and related financing obligation for the Lease. The error does not, however, impact the economic terms or substance of the Lease. At the inception of the Lease in June 2011, we initially determined that we should not be deemed the owner of the building for accounting purposes and that the Lease should be accounted for as an operating lease, pursuant to ASC 840, and after consultation with Ernst & Young LLP, we believed this to be the proper accounting treatment.

During the preparation process for this Annual Report on Form 10-K, we re-evaluated our conclusion and it was determined that, based on the terms of the Lease, we had substantially all of the construction period risks and should have been deemed the owner of the asset for accounting purposes during the construction period. Furthermore, upon completion of construction of the building, we did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities; therefore, the Lease should have been accounted for as a financing obligation commencing at the inception of the Lease in June 2011.

As a result of this determination, we are required to record an asset representing the total cost of the buildings and improvements, including the costs paid by the lessor (the legal owner of the building), with a corresponding lease financing obligation. The assets will be depreciated over the term of the Lease, and rental payments will be allocated partially to presumed land lease payments and partially to principal and interest payments on the lease financing obligation.

In connection with the restatement, we also corrected certain immaterial amounts related to warrants issued in 2011, and recorded other immaterial corrections. In addition, we revised our consolidated statements of cash flows for the year ended December 31, 2011 and applicable interim periods in 2011 and 2012 for amounts previously reflected as cash paid for equipment purchases related to our new facility, but for which the cash had not been paid as of the applicable balance sheet dates. This adjustment had no impact on our reported cash and cash equivalents balance for such periods.

Throughout this Annual Report on Form 10-K, amounts presented from prior periods and prior period comparisons have been revised and labeled as “restated” and reflect the balances and amounts on a restated basis.

Tables summarizing the effects of the restatements on the specific line items presented in our historical financial statements for the periods indicated are included in Note 2 and Note 14 of the notes to our consolidated financial statements included with this Annual Report on Form 10-K.

ITEM 1.	BUSINESS.

Company Overview

We are an industrial biotechnology company with recognized market-leading technology, which we use to develop and commercialize high performance enzymes for use in a broad array of industrial processes. Through the use of our tailored enzyme products, we can help industries replace expensive and oftentimes harmful chemical processes with more efficient and environmentally-friendly biological processes.

Enzymes are proteins that act as biological catalysts. Without enzymes, biological processes would occur too slowly to sustain life. Enzymes have tremendous catalytic power, speeding up chemical reactions by as much as 1017 -fold, and can also be highly selective in the functions they perform. In industrial applications, enzymes are versatile catalysts, and high performance enzymes like ours can be designed to operate under a wide range of temperatures, pressures, and pH levels, offering users more flexibility in how they run their processes. Though they are typically used in very small quantities, enzymes are able to effect highly specific reactions at accelerated rates. As a result, enzymes in very low doses can improve the economics of a variety of industrial processes while reducing the environmental impact of manufacturing, reducing energy usage, waste, and consumption of chemicals and water.

We manufacture and market our proprietary enzyme products in the fields of animal health and nutrition, grain processing, oilfield services and other industrial processes such as pulp and paper and textiles, to enable higher throughput, lower costs, and improved environmental outcomes. Our product development programs consist of a well-defined series of innovative candidates which target needs in the existing markets we serve, as well as existing enzyme markets where we do not currently sell products, such as for use in baking, sweeteners, personal care and detergents. While we focus our current research and development efforts on supporting commercial products and developing our Product Pipeline, we believe our technologies and research and development capabilities could also enable us to develop other potential applications, such as the production of low-cost, biomass-derived sugars for a number of major industrial opportunities, including advanced biofuels and bioproducts.

We have developed or are currently developing either independently or through funding collaborations with partners, a number of high-performance enzyme products and product candidates for use in industrial processes.

Our products are organized into four primary product lines:

•	Animal health and nutrition;

•	Grain processing;

•	Oilfield services; and

•	Other industrial processes.

Currently, we market nine commercial enzyme products. In addition, we are developing our Product Pipeline of enzyme candidates that we expect to launch independently and/or in collaboration with strategic partners beginning in 2013.

We market our enzymes through a combination of our direct sales force and marketing and distribution agreements with our collaborative partners. DuPont Nutrition Biosciences ApS, or DuPont, and its predecessor Danisco Animal Nutrition has been our largest customer for the past several years, comprising approximately 63%, 54%, and 65% of our total product and contract manufacturing revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

In 2012, we generated $48.9 million in enzyme product and contract manufacturing revenues. Through a combination of increased sales and penetration of existing enzyme products, as well as the launch of new enzyme products, we expect to increase product revenues and related gross margins and achieve profitability over the next several years.

For the years ended December 31, 2012, 2011 and 2010, our research and development expenses were $15.1 million, $11.0 million and $6.2 million, respectively.

In March 2012, we entered into an asset purchase agreement with DSM Food Specialties B.V., or DSM, pursuant to which DSM purchased certain assets related to our oilseed processing business, including Purifine® PLC, certain product candidates, and the intellectual property covering these products and product candidates for use in the oilseed processing market, and other related assets. DSM assumed our existing oilseed processing customers and our partnership agreements with Bunge, Alfa Laval and Desmet Ballestra. Concurrently with the asset purchase agreement, we entered into a license agreement with DSM pursuant to which we granted DSM certain exclusive and non-exclusive worldwide, royalty-bearing licenses, with a right to sublicense, to our alpha-amylase and xylanase enzyme products for use in the food and beverage markets, and provided DSM with access to new gene libraries to be developed by us in exchange for royalty payments. DSM also granted us an exclusive, worldwide, royalty bearing license with respect to the intellectual property purchased by DSM for our use of our alpha-amylase enzyme product in the food and beverage field, and a non-exclusive, worldwide, royalty-free and fully paid, perpetual and irrevocable license with respect to the intellectual property purchased by DSM in the transaction and that we had previously licensed to BP Biofuels North America LLC, or BP, under our September 2010 license agreement with BP.

The Industrial Enzyme Market Opportunity

According to our recent research, the current industrial enzyme market is estimated to be more than $3.5 billion and growing at an annual rate of 5-6%. We estimate that the addressable market for our current commercial products is approximately $1.0 billion, and we expect this to grow to $1.4 billion with the introduction of new products from our Product Pipeline.

Through our Expansion Pipeline, which we define as early to mid-stage product candidates that have the potential to target both markets we serve today and existing or future markets that we have not historically addressed, and supported by anticipated new collaborative partnerships, we intend to develop and/or commercialize new enzyme products for certain enzyme markets our current commercial products and Product Pipeline candidates do not address, such as baking, sweeteners, personal care and detergents. In addition, we expect that new markets for enzymes will continue to be created as companies apply biology to industrial processes traditionally addressed through chemistry. We will continue to explore opportunities to develop biological products for new markets where enzymes have not traditionally been applied.

Our Strategy

Our strategy is to establish a sustainable, high-growth, profitable company by using our enzyme technologies to develop and sell products that improve the performance and economics of industrial processes, as well as to leverage our technologies and expertise in newly-developing markets. The core elements of our strategy include:

•

Growing Our Commercial Product Sales: We currently sell our products primarily across four product lines: animal health & nutrition, grain processing, oilfield services and other industrial processes. While we expect to see a decline in sales from our current commercial product portfolio for animal health and nutrition due to the introduction of next-generation products, we expect to grow sales of our existing commercial products in grain processing and oilfield services through a combination of new customer adoption and/or increased sales volumes to existing customers.

•

Optimizing Our Product Manufacturing: We expect to improve the productivity of our enzyme manufacturing capabilities, to lower our costs and/or increase our product volumes through implementing manufacturing process improvements, as well as making targeted capital investments in manufacturing equipment and processes together with Fermic, S.A. de C.V., or Fermic, our contract manufacturing partner in Mexico.

•

Commercializing Our Product Pipeline: Our Product Pipeline today consists of seven mid- to late-stage product candidates targeted at the core markets we currently serve. We intend to advance these product candidates from our pipeline through the processes required, such as development and regulatory approval, and expect to commercialize these new enzyme products between now and 2016.

•

Developing Our Expansion Pipeline Through Partnerships: We expect to enter into new collaborative partnerships with other companies to support the development and/or commercialization of new enzyme products from our Expansion Pipeline that will target both markets that we serve today and existing or future markets that we currently do not address, such as baking, sweeteners, personal care and detergents, and potentially to target other emerging markets like bio-based chemicals and next-

generation biofuels. We evaluate partnering opportunities by considering the potential benefits the partner may bring, including: (i) providing market insights into customers’ desired performance characteristics, (ii) accelerating estimated time-to-market, (iii) providing a sales and marketing channel to reach a target market, and (iv) sharing in the expenses associated with developing a product.

•

Maximizing Productivity from Our Technology: We expect to maintain and improve our technology for discovering, evolving and manufacturing enzymes to continue to create high performance products and to sustain our intellectual property position.

Our Commercial Products

The following table sets forth our nine commercial enzyme products, target end markets, estimated market sizes, and our partners:

Animal Health & Nutrition Product Line

Enzymes are primarily used in the animal health and nutrition market to allow livestock, poultry, aquaculture and companion animals to more readily digest and absorb the nutrients naturally occurring in grains and protein meals. According to industry reports, enzymes in the animal health and nutrition market are experiencing growth due to their ability to provide better nutrition and an improved environmental impact. Global sales of animal feed enzymes are estimated to have reached nearly $600 million in 2012, and are expected to grow 6-7% annually, exceeding $700 million by 2016, making it one of the largest and fastest growing markets for industrial enzymes. Given the trends of global population growth, increased meat consumption in emerging markets and increased grain and micronutrient prices leading to higher feed costs for producers, enzymes are an effective means of improving the sustainability of animal feed production both economically and environmentally.

Today, our animal health and nutrition product line includes one enzyme product targeted at the animal feed industry, with additional Product Pipeline candidates under development to address the broader market opportunity.

Phyzyme® XP phytase is an enzyme added to animal feed for poultry and swine that promotes growth by enhancing the nutrition an animal can extract from feed grains. Phyzyme® XP phytase is one of several commercially-available phytase enzymes; however, animal trials have shown that Phyzyme® XP phytase has significant performance advantages compared to our competitors’ phytase enzymes.

Some of the product benefits of Phyzyme® XP phytase include:

•	Improves body weight gain;

•	Improves feed conversion ratio, the rate at which animals convert feed into body mass; and

•	Lowers feed costs and ground water pollution by reducing usage of inorganic phosphorus supplemented to the feed and facilitating digestion of phytic acid.

Monogastrics, or animals with a single-chambered stomach, such as poultry and swine cannot digest most of the phosphorus that is naturally contained in many feed ingredients, such as grains, soy beans, and their by-products because it is locked up in phytic acid. Historically this has been addressed by adding inorganic phosphorus to the feed which increases the cost and results in the phosphorus that is naturally present as phytic acid being excreted and creating a potential source of ground water pollution. Adding phytase to the feed reduces the need to add inorganic phosphate, saving in feed costs and improving the environmental outcome.

We developed Phyzyme® XP phytase to improve the bioavailability of phosphorus and other nutrients in grains which promote growth, bone strength and reproduction. In addition, since excretion of inorganic phosphorus is reduced when using phytase enzymes, there is a beneficial environmental outcome as well. We estimate the addressable global market for animal feed phytases to be approximately $350 million in 2012, growing to more than $400 million in 2016.

Grain Processing Product Line

Today, our grain processing product line includes three enzyme products targeted at the bioethanol industry.

Ethanol, or ethyl alcohol, is commonly known as “alcohol,” as it is typically produced by extracting or using sugars derived from the starch within a grain source, such as corn kernels, and fermenting the sugars via fermentation to produce ethanol. Ethanol can be used as a fuel source to power combustion engines in an increasing number of different types of vehicles throughout the United States and the rest of the world. Enzymes are an essential component of the ethanol production process, and the high performance enzymes currently being sold to large-scale ethanol plants can enhance their efficiency and cost-effectiveness.

According to the Renewable Fuels Association, or RFA, the national trade association for the United States ethanol industry, as of January 2013, there were 211 ethanol plants in the U.S. having a combined production capacity of nearly 15 billion gallons of ethanol per year. While the industry has seen an overall decrease in production and demand during 2012 due to, among other factors, the increased price of corn, total ethanol production in the United States has increased by approximately 240% since 2005.

We estimate that the addressable market for enzymes used in bioethanol is approximately $400 million.

Fuelzyme® alpha-amylase is a high performance enzyme for starch liquefaction, in the production of fuel ethanol and other industrial-use alcohols. We discovered and evolved this enzyme, and sell it directly through our own sales force in the United States and Canada, and internationally through distributors.

Some of the product benefits of Fuelzyme® alpha-amylase include:

•	Increased operational flexibility;

•	Increased fuel ethanol yields due to improved starch conversion and higher solids throughput;

•	Reduced glucoamylase usage; and

•	Reduced or eliminates chemical usage.

Discovered from genetic material sampled near hydrothermal vents on the ocean floor, Fuelzyme® alpha-amylase has been evolved to perform at high temperatures, and over a broader range of pH when compared to competitive products. This translates into greater operating flexibility for ethanol producers using our product, and savings from reducing or eliminating chemicals typically used to adjust pH. Fuelzyme® alpha-amylase’s high degree of activity enables lower enzyme dosage, reducing customers’ enzyme costs.

We estimate the global addressable market for Fuelzyme® alpha-amylase to be approximately $200 million annually.

DELTAZYM® GA L-E5 is a high-activity glucoamylase, or GA, with specific side activities for effective saccharification, or the conversion of starch to sugars, in fuel ethanol production. DELTAZYM® GA L-E5 is designed to provide optimum ethanol yields in fuel ethanol production resulting in cost-performance benefits.

Some of the product benefits of DELTAZYM® GA L-E5 include:

•	Standardized enzyme side activities that improve fermentation performance;

•	Demonstrated high ethanol yields at industrial scale;

•	Enhanced operational flexibility due to broad pH and temperature range;

•	Demonstrated improved fuel ethanol yields when used in combination with Fuelzyme® alpha-amylase; and

•	Competitively priced while providing superior performance.

DELTAZYM® GA L-E5 is a registered product of WeissBioTech GmbH, and we distribute it in the United States. We estimate the global addressable market for DELTAZYM® GA L-E5 to be approximately $200 million annually.

Xylathin® xylanase is designed to improve the efficiency and economics of fuel ethanol production from cereal grains. The product contains an enzyme that rapidly reduces viscosity, prior to and during liquefaction. The thermal tolerance and broad pH range of Xylathin® xylanase enzyme enables use over a wide range of process conditions. Some of the product benefits of Xylathin® xylanase include:

•	Low effective dose;

•	Increased viscosity reduction;

•	Broad temperature and pH range; and

•	Reduced water retention in distillers dried grains with soluble (DDGS).

We estimate the global addressable market for Xylathin® xylanase to be approximately $10 million annually.

In addition to enzymes for bioethanol, we have licensed a commercial product to Tate & Lyle for exclusive use in the development of novel food ingredients for which we are entitled to near-term milestone payments, revenues from enzyme product sales and royalties based on Tate & Lyle future sales.

Oilfield Services Product Line

Our Oilfield Services product line includes three differentiated enzyme products developed to yield superior results in the oil and gas industry, servicing field operations for drilling, hydraulic fracturing and reservoir clean-up. According to the National Petroleum Council, hydraulic fracturing will account for nearly 70% of natural gas development in the future.

Our uniquely tailored enzymes are designed to perform under the extreme conditions found downhole, selectively acting on the intended targets without damage to the environment, equipment or the surrounding formation. Our enzyme solutions provide biodegradable and safe alternatives to conventional chemicals often used in oilfield operations, improve production processes, and importantly, preserve the environment. Sales to date from our oilfield services product line have been limited to a small international market. We are evaluating potential field tests in the U.S..

Pyrolase® cellulase and Pyrolase® HT cellulase are enzymes that break (or hydrolyze) carbohydrates such as guar gum, derivatized guar and carboxymethyl cellulose in the fluids used in oil and gas well operations (e.g. hydraulic fracturing fluids). These carbohydrates are polymerized to form a gel viscous enough to carry a proppant, such as sand, into hydraulic fractures as they are formed from pumping fluid downhole at extremely high pressure. Once the proppant is placed, the gel is hydrolyzed, or ‘broken’ as known in the industry, allowing fracturing fluids to flow back and enable production of hydrocarbons from the well.

Pyrolase® cellulase and Pyrolase® HT cellulase both have the same mechanism of action and can provide the following benefits to oil and gas exploration and production:

•	Improved performance at a wide range of operating conditions;

•	Improved conductivity, or flow of oil and gas out of the well without build up of residues;

•	Reduction or replacement of hazardous chemicals used in the process that can be corrosive to fracturing equipment and those handling the chemicals; and

•	Reduced impact on the environment due to bio-degradeable nature of enzyme.

We designed our Pyrolase® HT cellulase to maintain activity at an even higher temperature and pH range than both our current Pyrolase® cellulase product and other enzymes currently on the market. Pyrolase® HT cellulase is the first enzyme that can provide these benefits to hydraulic fracturing for wells at temperatures above 180°F.

We estimate the addressable market in the United States for guar breakers in hydraulic fracturing is up to $250 million annually, which includes the market for chemicals that could be replaced by enzymes like Pyrolase® cellulase and Pyrolase® HT cellulase. We believe that the currently marketed enzyme products address approximately 10% or $25 million of this $250 million estimate.

EradicakeTM alpha-amylase breaks down starch, a common ingredient in water based “Drill-In Fluids”. Starches are added to these fluids to form a polymer “filter cake” (or barrier) to prevent further loss of fluid as it permeates into the wellbore wall during drilling. Laboratory tests have shown that EradicakeTM alpha-amylase removes filter cake more effectively than comparative products. In addition to being highly thermostable, EradicakeTM alpha-amylase is only active at acidic pH, which allows for a way to control its action. Controlling filter cake removal is critical as premature breakdown results in a costly loss of Drill-In Fluid.

Some of the product benefits of EradicakeTM alpha-amylase include:

•	Performs across a wider range of temperatures and more specific pH than competitive products;

•	Removes filter cake more evenly and completely along the entire wellbore as opposed to chemical treatments that tend to react aggressively and in localized areas of the wellbore;

•	Easy and convenient use with no specialized equipment requirements; and

•	Replaces hazardous chemicals making it safer for use by the operator and for the environment.

We estimate the addressable U.S. market for EradicakeTM alpha-amylase to be approximately $20 million annually, which includes the market for chemicals that could be replaced by enzymes like EradicakeTM alpha-amylase. We began marketing EradicakeTM alpha-amylase in the first quarter of 2012.

Other Industrial Processes Product Line

We currently include two enzymes in our other industrial processes product line. In these markets, our enzymes are intended to replace or reduce the use of harsh chemicals that have traditionally been used in the applicable industrial process

Cottonase® pectate lyase is a textile processing enzyme for cotton. In the textile mill, wet processing, or preparation, removes the natural and man-made impurities from cotton yarn or fabric. The adequate removal or scouring of impurities before dyeing, printing or finishing is essential in producing quality products. Traditionally, cotton scouring has required the use of harsh alkaline chemicals (caustic), extreme temperatures and large volumes of water. Expenses include the cost of the caustic and energy, as well as treating waste water to remove residual caustic and by-products. Cottonase® pectate lyase cleans better than chemical scouring and also reduces the need for extensive waste water treatment and energy consumption.

Luminase® PB-100 xylanase enhances the reactivity of pulp fiber to bleaching chemicals, such as chlorine dioxide, chlorine and hydrogen peroxide. In the past, the pulp and paper industry has had limited success using previous generation xylanases because of their ineffectiveness in the harsh processing conditions of the pulp mill. Luminase® PB-100 xylanase substantially reduces the need for bleaching chemicals and remains active over a wider range of temperature and alkalinity (pH) than competitive enzymes and therefore can be utilized by more mills. It also provides greater operational efficiencies, as it works faster, thus requiring less retention time. In addition, Luminase® PB-100 xylanase is effective for most types of pulp, thereby expanding its utility and benefit to the mill.

Product Pipeline

Overview

We have a pipeline of enzyme product candidates in various stages of development that we refer to as our Product Pipeline candidates. Our Product Pipeline currently includes product candidates for animal health and nutrition, grain and starch processing, and oilfield services markets. Over time, we plan to regularly add new projects to our Product Pipeline.

We estimate that each product candidate requires $3 million to $5 million in total development costs, including regulatory approvals which are a significant portion of this total, and typically require a total of four-to-six years to reach market. The regulatory approval component included in this timeframe is typically 18 to 24 months, but can be shorter or longer depending on several variables, such as intended use, as products intended for human consumption, for example, require more testing than industrial applications. Also, regulatory requirements are country-specific.

We use a stage-gate process to review and qualify new projects entering the pipeline and to advance them through phases of development, or to stop projects if they do not meet performance criteria, or if the business case does not meet investment criteria. We obtain new product ideas from several sources, including business development contacts with third parties, inbound inquiries from interested third parties, and ideas generated by our staff based on their research and/or contacts in industry.

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

We have several Product Pipeline candidates that were developed in collaboration with Syngenta Participations AG, and upon completion of that collaboration in 2010, we retained rights to an array of proprietary biomolecules expressed microbially, several of which were well advanced in their development. Among the biomolecules included in this agreement and now in our Product Pipeline are alpha amylases and glucoamylases for starch processing; thermostable phytases for use in the animal feed industry; and xylanases and beta-glucanases also for use in the animal feed industry. Following the sale of our LC business to BP in 2010, these biomolecules are either jointly owned with BP or licensed to BP, and BP has the right to obtain full ownership of the jointly owned biomolecules if Syngenta consents, after which we would receive a non-exclusive license.

The following table sets forth our Product Pipeline candidates, potential 2016 market sizes and estimated launch years:

Animal Health & Nutrition

In June 2011, we entered into a collaboration agreement with Novus International Inc., or Novus, a leading manufacturer of animal and human nutrition and health products, to jointly develop and commercialize a suite of new enzyme products from our product pipeline in the animal health and nutrition area. These enzymes include a next-generation phytase, and a cocktail of non-starch polysaccharide (“NSP”) enzymes. Each of these candidates is in the late-stage development phase.

Next-generation phytase enzyme

In January 2012, we announced the selection of a next-generation phytase as the first enzyme candidate from our strategic collaboration with Novus to advance toward commercialization. Our next-generation phytase is designed to have substantially improved performance attributes over existing phytases currently on the market.

We expect that our next-generation phytase product will compete directly with our current Phyzyme® XP phytase product marketed through DuPont, which we describe as a mature product, as well as other next-generation phytase products our competitors may launch.

We expect to commercially launch our next-generation phytase into select geographies during 2013.

Non-starch polysaccharide (“NSP”) enzymes

Under our collaboration with Novus, we recently selected lead enzyme candidates for the development of a suite of Non Starch Polysaccharide, or NSP, enzyme products designed to enhance the digestibility of feedstuffs for monogastric animals such as poultry and swine.

NSP’s have been shown to have anti-nutritional effects in monogastric diets by inhibiting the ability to uptake important dietary nutrients in the intestine. High levels of NSPs in the diet have been shown to negatively impact health. NSP enzymes added into feed can provide a significant improvement in overall animal health and weight gain.

We estimate the addressable global market for NSP enzymes to be approximately $200 million annually. We expect to launch our NSP enzymes into select geographies in 2014.

Grain Processing

Next-generation Glucoamylase

We expect to launch a next-generation glucoamylase designed to enhance fuel ethanol yields and reduce enzyme costs in late 2013 or early 2014.

Process Enhancer Enzymes

We have two enzyme products in late-stage development which will expand our portfolio of enzyme solutions for the fuel ethanol industry, targeting incremental process improvements, cost reductions, and overall efficiencies within the fuel ethanol production process.

We estimate the addressable markets for the two process enhancer products are $15 and $10 million annually, and both are expected to launch in the United States in 2013.

Starch Modifier Enzyme

We currently have a starch modifying enzyme in late-stage development for exclusive use by a third party. We estimate the addressable market for this enzyme is $5 million annually, and expect to launch it in the United States in 2013.

Oilfield Services

Next-generation Guar Breaker

Based on discussions with both oilfield service companies and the energy and petroleum producers, we have identified additional key unmet needs based on today’s current hydraulic fracturing demands beyond those currently addressed by our Pyrolase® cellulase and Pyrolase® HT products, as well as the chemical guar breakers available today. To address those additional needs, we have a guar breaker enzyme solution in late-stage development that we expect to launch in 2014.

We estimate the addressable market in the United States for guar breakers in hydraulic fracturing is up to $250 million, which includes the market for chemicals that could be replaced by enzymes. We believe that the currently marketed enzyme products address approximately 10% or $25 million of this $250 million estimate.

Adjacency Opportunities

As part of our development and commercialization strategy, we are also actively exploring adjacency opportunities within our current portfolio of commercialized products. Through this approach, we seek additional applications for existing products in new markets that require minimal incremental development costs, limited additional regulatory requirements and allow for a more rapid time to market. Recent examples of our success in this area include the 2012 launch of our EradicakeTM alpha-amylase product for oilfield services, in particular the removal of filter cake in the drilling process. EradicakeTM alpha-amylase was a repurposing of our Fuelzyme® alpha-amylase product. In 2009 we launched our Xylathin® xylanase enzyme in fuel ethanol, which was a new application for our Luminase® PB100 xylanase enzyme.

Expansion Pipeline

We are pursuing opportunities to further develop and commercialize candidates in our Expansion Pipeline through a partnership strategy. We believe we can leverage our technology position and access to a collection of more than 4,000 unique enzymes as potential product candidates into partnerships with companies that have commercial expertise, broad distribution capabilities, and/or the financial resources to accelerate commercialization of these products.

Our partnership strategy for the Expansion Pipeline is two-fold. We are focused on large existing markets, where enzyme product usage has been adopted, including but not limited to baking, sweeteners and detergents. Within this type of industry we are focused on developing enzyme products that target the unmet needs of a certain industry and provide higher performance characteristics than those incumbent enzymes already in the market.

Additionally, we are also targeting large market opportunities where the overall use of enzymes has been non-existent or limited, such as in personal care. We believe these markets hold great promise for our current collection of unique enzymes and that we are well-positioned to penetrate and drive the novel use of enzyme products into these important markets.

Today we are in active discussions with multiple potential partners for Expansion Pipeline product development collaborations. The key components of the commercial terms of such arrangements could include some combination of the following types of fees: exclusivity fees, technology access fees, technology development fees and research support payments, as well as milestone payments, license or commercialization fees, and royalties or profit sharing from the commercialization of any products that result from the alliance.

Technology Platform

Technology Overview

Our technology allows us to discover and evolve high performance enzymes that we may further develop and some of which ultimately become our commercial products. We use unique, proprietary genomic technologies to directly extract microbial DNA from samples such as soil or water harvested from diverse environments around the world. The extracted DNA is used to construct large expression libraries that, together, encompass over a million different microbial species. We then mine this private collection of billions of microbial genes using both activity-based and sequence-based assays and our suite of advanced robotic screening systems to identify product candidates. These novel enzymes can then be further optimized for commercial use by applying our industry-leading laboratory evolution platform, called DirectEvolution® technology. By combining our discovery approach with laboratory evolution technologies, we have successfully developed and commercialized a portfolio of novel, high-performance enzyme products.

Figure 2. Verenium’s Enzyme Discovery and Evolution Platform

Discovery Technology

Our discovery program begins with access to biodiversity. Microbes, such as bacteria and fungi, are the world’s most abundant and varied organisms and can be found in almost every ecosystem. Through generations of natural selection, microbes living in diverse environments have developed broad characteristics that give them the ability to survive in extreme temperatures and to thrive in a variety of acidic, caustic, high or low salt environments. This evolutionary process produces highly diverse genetic material in the microbial world and we have tapped into this vast genetic resource to discover novel enzyme products. Through years of bioprospecting, our teams have collected small samples such as soil and water from environments as varied as volcanoes, deep sea hydrothermal vents, rain forests, soda lakes, deserts, and the extreme cold tundra. These samples are the source material for potential products for industrial processes. We extract microbial DNA directly from collected samples to avoid the slow and often impossible task of culturing individual microbes in a laboratory. Utilizing ultra high-throughput screening technologies, we then mine our collection of billions of microbial genes in search of unique enzymes. By comparison, most of our competitors are limited to culturing living organisms from environmental samples. Because most organisms in a given environmental sample will not grow under laboratory conditions, this approach extracts less than 0.1% of the biodiversity available compared with that obtainable using our DNA extraction and screening methods.

Ultra High Throughput Screening Capabilities

Our approach for discovering novel enzymes generates large collections of microbial genes, called gene libraries. Similarly, our laboratory evolution technologies used for the optimization of enzymes and other proteins also generates large gene libraries. We use a variety of automated, ultra high-throughput screening technologies to mine these large libraries for novel biomolecules. These systems are designed to screen for biological activity, known as expression-based screening, as well as for targeted DNA sequences of interest, known as sequence-based screening. An example of one of our key screening technologies is the GigaMatrix® ultra high-throughput screening platform. The GigaMatrix® ultra high-throughput screening platform is capable of screening one billion clones per day through the use of state-of-the-art robotics and high-density sample plates. Typical screening systems used by other organizations use disposable 96-, 384-, or 1536-well plates within a standard 3.3” x 5” footprint. GigaMatrix® plates, using the same footprint, contain from 400,000 up to one million wells per plate, each well being the diameter of a human hair. The increased density of wells greatly enhances our ability to rapidly identify novel enzymes and proteins from large and complex gene libraries. In addition, the GigaMatrix® plates are reusable and require only miniscule volumes of reagents, making ultra high-throughput screening highly cost-effective.

Enzyme Evolution Technology

The discovery technologies described above enable us to find the best enzymes in nature well-suited for a particular application. In many cases, these novel enzymes meet the specifications to advance into commercial development. In other cases they provide advanced starting points for further optimization using laboratory evolution methods.

We utilize unique gene evolution technologies that enable efficient optimization of proteins at the DNA level. Our suite of DirectEvolution® technologies provides significant competitive advantages, including the most comprehensive and non-biased gene evolution platform, the ability to make fine changes across an entire gene and the flexibility to recombine the widest variety of genes with ultimate precision. Our technologies enable the modification of gene sequences to achieve not only increased protein performance such as activity, selectivity, and stability, but also other desirable qualities such as increased expression and enhanced product shelf-life for more efficient enzyme product manufacturing.

Two complementary methods underpin the DirectEvolution® platform:

1). Gene Site Saturation MutagenesisSM (GSSMSM) Technology. This patented technology rapidly generates protein variants by incorporating any or all of the 20 possible amino acids at every position along a protein’s sequence allowing all possibilities to be tested in an unbiased manner. The library of variants created using GSSMSM technology is then available to be expressed and screened for improved properties. Once individual amino acid changes conferring improvements are identified from GSSMSM evolution, they can be blended and tested in a fully combinatorial fashion to create a protein variant that has the optimal combination of upmutants. In our experience, a small number of amino acid changes can result in proteins with significantly improved characteristics such as temperature stability, altered pH profiles, increased reaction rate or resistance to deactivating chemicals.

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

Applications and Technical Service Capabilities

For each industry we serve, we have developed bench-scale simulations of an industrial process that help predict the value our customers can expect from using our products. These simulations of our customers’ processes allow our research and development team to support our sales efforts, develop optimal operating conditions for running a process, trouble-shoot for customers, and develop new products specifically addressing unmet market needs. For example, in our grain processing segment, customers send us samples of their particular grain feedstocks or mixtures of grains they intend to process into ethanol and we run bench-top liquefactions and fermentations to verify the performance of our enzymes and the optimal conditions for the specific samples provided.

Our Gene Expression Capabilities

Since our approach to enzyme discovery typically does not involve culturing organisms from an environmental sample, our lead enzymes usually come from unknown organisms. Therefore, we have developed the skills required to perform heterologous expression, which is modifying commercially relevant production organisms to express our targeted genes at high levels for commercial production. We are a world leader in heterologous expression and use a suite of bacterial and fungal expression systems. Throughout our 15 plus years of experience in gene expression, we have developed decision trees for different lead enzymes by the systematic application of a wide range of expression technologies. The result is the ability to express novel genes at high levels which provides a basis for low cost commercial production.

Figure 3. Verenium’s Technologies

Intellectual Property

Our intellectual property consists of patents, trademarks, copyrights, trade secrets, and know-how. Protection of our intellectual property is a strategic priority for our business. As of December 31, 2012, we owned 217 issued patents relating to our technologies and had 152 patents pending. Also, as of December 31, 2012, we either jointly owned or in-licensed from BP, 138 patents and 144 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. In addition, we also have the right to file patent applications and own other intellectual property rights to improvements we create relating to our discovery and evolution technology, as well as any newly developed discovery and evolution technology. We also in-license more than 100 patents from other parties that we believe strengthen our ability to efficiently manufacture our products and protect a portion of our Expansion pipeline.

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

Manufacturing

We currently produce our products through manufacturing partnerships. Our manufacturing strategy is to achieve low cost through economies of scale with low capital investment, by entering into contract manufacturing relationships with qualified third parties, and to add capacity as needed to support the growth of the business. Our strategy is to invest in specialized equipment required for our products while our partners provide the majority of the fermentation equipment and plant infrastructure required for production of our enzyme products. We assure quality standards by providing specifications for raw materials and finished products, and protocols for product quality control testing for monitoring in-process and finished product quality. Further, we maintain sufficient in-house engineering and operational expertise to provide engineering support to operations and projects, to schedule production to meet expected demand, and to develop manufacturing protocols for transferring pilot-scale processes to commercial scale.

We have developed various capabilities required to support commercial scale manufacturing. We operate a bioprocess development plant, or Pilot Plant, on-site in San Diego, CA, for developing manufacturing processes, and for testing improvements to processes. We also utilize the Pilot Plant for making samples of new products to be used for various toxicity and safety studies as required for regulatory approvals. Once regulatory approvals are obtained, we transfer the technology to commercial scale production.

Our primary manufacturing partnership is with Fermic. During 2002, we entered into a manufacturing services agreement with Fermic, a United States Food and Drug Administration-registered fermentation and synthesis plant located in Mexico City, to provide us with the capacity to produce commercial quantities of enzyme products. Based on actual and projected increased product requirements, the agreement was amended in 2004 to provide for additional capacity to be installed over the succeeding four-year period. The agreement was further modified in 2006 to adjust for certain cost increases, and to provide extended timeframes for installing incremental capacity. Under the terms of the agreement, either party can cancel the committed services with thirty months’ notice. Pursuant to our agreement with Fermic, we are also obligated to reimburse certain monthly costs related to manufacturing activities. These costs can increase as our projected manufacturing volume increases.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through December 31, 2012, we have incurred costs of more than $23.2 million for property and equipment related to this agreement. Our ongoing strategy is to remove manufacturing bottlenecks, increase manufacturing efficiencies, and reduce manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In 2012 we made $0.7 million of additional capital investments at Fermic in order to improve our manufacturing capabilities, support growth, and reduce our average unit cost. We expect these investments to continue to improve both our manufacturing yield of enzymes and the profitability of our enzymes over time.

During 2008 we began contract manufacturing of Phyzyme® XP phytase with Genencor, a division of DuPont, and in 2010 added a second Genencor site for contract manufacturing of this product. Fermic and Genencor are currently our only two suppliers for commercial-scale enzymes.

Competition

We are a leader in the field of biomolecule discovery and optimization from the vast biodiversity of nature. We are not aware of another enzyme company that has the scope and integration of technologies and processes that we have. There are, however, a number of competitors who are competent in various aspects of these technologies. For example, Novozymes A/S, DuPont, and Codexis have enzyme discovery and evolution technologies and are involved in the development, expression, fermentation and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process.

Our ability to compete successfully depends on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, and/or provide compelling economic advantages compared to other products on the market. Any enzyme products that we develop may compete in multiple, highly competitive markets. Many competitors and potential competitors have greater resources and experience than we do and may use their advantages to gain market share at our expense. For example, Novozymes/DSM, AB Vista and BASF Animal Health sell enzyme products to the animal health and nutrition market that compete with the Phyzyme® XP phytase enzyme product we developed and that is marketed by Danisco Animal Nutrition. Novozymes, DuPont and CTE Global also sell enzyme products to the grain processing industry which can compete with our Fuelzyme® alpha-amylase product.

We believe that the principal competitive factors in our market are access to genetic material, technological experience and expertise, proprietary position and ability to develop and manufacture differentiated enzymes. We believe that we compete favorably with respect to the foregoing factors.

Government Regulations & Environmental Matters

Non-drug biologically derived enzyme products are regulated in the United States based on their application(s), by either the United States Food and Drug Administration (FDA), the Environmental Protection Agency (EPA), or, in the case of plants and animals, the United States Department of Agriculture (USDA). The FDA also regulates, among other products, food and food additives, feed and feed additives, and Generally Recognized As Safe (GRAS), substances used in food or feed—which are some of the enzyme products we produce. The EPA regulates biologically derived enzyme related chemicals not within the FDA’s jurisdiction. Although the food and industrial regulatory processes can vary significantly in time and expense from application to application, the timelines applicable to obtaining necessary authorizations and entering commerce are burdensome but less burdensome than other regulatory/commercial pathways.

The European regulatory process for biologically derived enzyme products has undergone significant change in the recent past, as the EU attempts to replace country-by-country regulatory procedures with a consistent EU regulatory standard in each case. Some country-by-country regulatory oversight remains. Most other regions of the world generally accept either a United States or a European clearance together with a filing of associated data and information for their review of a new biologically-derived enzyme product.

Outside of the United States, scientifically-based standards, guidelines and recommendations pertinent to enzyme products intended for the international marketplace are being developed by, among others, the representatives of national governments within the jurisdiction of the standard-setting bodies, including Codex Alimentarius, the International Plant Protection Convention, and the Office International des Epizooties. The use of the existing standard-setting bodies to address concerns about products of biotechnology is intended to harmonize risk-assessment methodologies and evaluation of specific products or classes of products.

In the future we may be subject to additional or altered laws, regulations, policies, approvals and the like of federal, state, local, municipal and foreign governmental bodies.

Employees

As of December 31, 2012, we had 111 full-time employees, 14 of whom held Ph.D. degrees. None of our employees is represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Company History

We were incorporated in Delaware in December 1992 under the name Industrial Genome Sciences, Inc. In August 1997, we changed our name to Diversa Corporation. On June 20, 2007, the company was renamed Verenium Corporation. In connection with the corporate name change, we also changed our NASDAQ ticker symbol from “DVSA” to “VRNM” and began trading under the new ticker symbol effective June 21, 2007.

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

We have typically incurred net losses from our continuing operations since our inception. As of December 31, 2012, we had an accumulated deficit of approximately $582 million. We expect to continue to incur additional losses in the near term, and if we are unable to successfully execute on our business plan, for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2013 will continue to result from the same sources. Future revenue from collaborations from which we expect to develop and market future products is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research and development, and commercialization objectives under new and existing agreements. Our product revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume, which could negatively affect our operating margins and profitability. We also plan to invest heavily in development efforts to commercialize our Product Pipeline, and the amounts we spend may impact our ability to become profitable.

We may not achieve any or all of our goals, and therefore, we cannot provide assurances that we will ever be profitable on an operating basis or maintain revenues at current levels or grow revenues. If we fail to achieve profitability and maintain or increase revenues, the market price of our common stock will likely decrease.

If we require additional capital to fund our operations, we may need to enter into financing arrangements with unfavorable terms or which could adversely affect the ownership interest and rights of our common stockholders as compared to our other stockholders. If such financing is not available, we may need to cease operations.

We currently anticipate that our available cash resources, cash generated from product revenue and collaborative partners will be sufficient to meet our capital requirements for at least the next 12 months. However, our ability to increase or maintain our product revenue, improve or maintain product gross margins, and drive market acceptance of our Product Pipeline candidates could be slower than anticipated, or we may use a significant amount of our cash to successfully develop and market our products.

Our capital requirements depend on several factors, including:

•	the level of research and development investment for the progression of our Product Pipeline;

•	our continued investment in manufacturing facilities and/or capabilities necessary to improve manufacturing yields; or meet anticipated demand for our products.

•

uncertainties surrounding our ability to adequately maintain and grow our revenue base for our current products due to unfavorable market conditions in the corn ethanol industry; slower-than-anticipated customer adoption of our products for hydraulic fracturing; and/or the impact of the launch of next-generation-products by competitors in animal health and nutrition;

•	maintaining or increasing our sales and marketing infrastructure to support our current products and the commercial launch of our Product Pipeline candidates;

•	our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

•	our ability to successfully commercialize products and the demand for such products; and

•	the timing and willingness of strategic partners and collaborators to commercialize our products.

If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights or preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, such debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.

If we are unable to access the capacity to manufacture products in development in sufficient quantity, we may not be able to commercialize our products or generate significant sales.

We have only limited experience in enzyme manufacturing, and we do not have our own internal capacity to manufacture enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our enzyme products. We have arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture our commercial and development enzymes. Additionally, one of our third party manufacturers, Fermic, is located in Mexico, and is our sole-source supplier for most of our commercial enzyme products. Any difficulties or interruptions of service with our third party manufacturers such as Fermic could delay commercialization of our enzyme products and harm our relationships with our enzyme strategic partners, collaborators, or customers.

We have a fixed manufacturing capacity commitment to our third party manufacturer, Fermic, and may not be able to adequately manage capacity needs with demand. Our inability to do so could result in idle capacity, which could harm our business.

We rely on our primary third party manufacturer, Fermic, to manufacture our products and have committed to a fixed amount of manufacturing capacity. Because our manufacturing costs are largely fixed, if we are unable to maintain or increase demand for our current and future products, we may experience periods of idle capacity, during which we would pay our fixed rent costs to Fermic whether or not we utilize the fermentation capacity under contract. We are also obligated to pay our fixed rent costs to Fermic during the implementation of improvements to our manufacturing processes, which may require us to incur downtime to one or more of our fermentation vessels for an extended period of time. For example, during the third quarter of 2012, we incurred idle capacity charges related to downtime for in-process upgrades to one of our fermentation vessels, and we expect to incur similar down time in connection with similar upgrades to our two additional fermentation vessels in 2013. In any case, idle capacity has had, and may in the future have, a negative impact on our product gross profit, our results of operations and financial condition.

If demand for our products increases we may not be able to supply our customers with sufficient quantities of product, which could harm our business.

We have in the past, and may experience in the future, manufacturing constraints, inventory losses and decreased manufacturing yields related to product quality and other manufacturing issues, which have prevented us from maintaining adequate supply of inventory to meet our customers’ demands. We may also experience further manufacturing constraints in connection with process improvements or manufacturing expansion and projects we, together with Fermic, have implemented and will continue to implement. For example, during the entire third quarter of 2012, we incurred constrained capacity related to downtime for in-process upgrades to one of our fermentation vessels. If such projects, which are intended to increase manufacturing yields and efficiency, are delayed, or do not adequately resolve manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

Failure to manufacture sufficient quantities of Purifine® PLC and Veretase® alpha-amylase products or control costs of doing so, under our contract manufacturing relationship with DSM, will adversely affect our results of operations.

In conjunction with our agreement with DSM for the purchase of our oilseed processing business, we concurrently entered into a supply agreement obligating us to manufacture minimum quantities of Purifine and Veretase® alpha-amylase products for DSM. Following the transaction with DSM, we experienced increases in costs in connection with the manufacture of the Purifine product. We are obligated to share in such cost overruns or increases, in whole or in part, in connection with our manufacturing for DSM, and we may continue to experience higher costs in connection with the manufacture of the Purifine® PLC product in future periods. In addition, to the extent that we are unable to meet quality specifications associated with manufacturing these products, we may be obligated to incur the additional costs for replacement batches to DSM.

We have experienced inventory losses and decreased manufacturing yields related to our manufacturing processes in the past for our enzyme products, and may continue to experience such losses, which could negatively impact our product gross margins.

We have experienced inventory losses and decreased manufacturing yields of our enzyme products due to shelf-life expiration, quality, and other manufacturing-related issues. While we continue to address inventory quality and manufacturing issues and, in the past, have recovered a substantial portion of such losses from our third party manufacturer, Fermic, there can be no assurance that such losses will not occur in the future or that any amount of future losses will be reimbursed by Fermic. If such issues continue in future periods, or we are not able to otherwise improve our manufacturing yields, our sales would suffer and our results of operations and financial condition would be adversely affected.

If we increase contract manufacturing of our Phyzyme® XP phytase at Genencor, a subsidiary of DuPont, and decrease its manufacture at Fermic, our gross product revenues will be adversely impacted.

During the year ended December 31, 2012, approximately 65% of Phyzyme® XP phytase production was manufactured by Genencor, a subsidiary of DuPont. Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased production demand from DuPont. As a result, we contracted with Genencor to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from DuPont, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

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

We continue to rely heavily on product revenues from Phyzyme® XP phytase. Any unexpected decline in demand for this product will harm our operating results.

Revenues from Phyzyme® XP phytase represented approximately 63% of total product and contract manufacturing revenues for the year ended December 31, 2012. We expect that revenue from Phyzyme® XP phytase will decrease due largely to the following factors:

•	Introduction of competing next-generation phytase enzymes, including a competing next-generation phytase enzyme by DuPont, which could adversely impact end user sales of Phyzyme® XP phytase; and

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. During the year ended December 31, 2012, approximately 65% of PhyzymeXP® phytase production was manufactured by Genencor.

Significant fluctuations in commodity availability and price, or a change in the use of production facilities that use our enzymes, could have a negative effect on demand for our enzymes.

Our product lines may be directly or indirectly dependent upon the pricing of commodities and, therefore, may be subject to changes in availability and price of commodities such as corn, wheat and ethanol in our grain processing product line; and poultry and phosphorous in our animal health and nutrition product line. Competitive conditions, government regulations, natural disasters and other events could limit the production of our customers’ products that use our enzymes. As a result, the price and availability of the raw materials used, or the end products which our enzymes are used to produce, may fluctuate substantially, and could significantly impact both the demand for, and average sales price of, our enzymes. Such fluctuations may result in reduced volumes of our enzymes being used, or may result in our enzymes not being used at all. Any change in the use of production facilities that currently use our enzymes to manufacture products could significantly impact the demand for, and average sales price of, our enzymes.

Any of these factors may materially and adversely affect our business, financial conditions and results of operations.

Because a significant portion of our revenue comes from a few large customers, any decrease in sales to these customers could harm our operating results.

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the year ended December 31, 2012, our three largest customers accounted for approximately 75% of total revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

We may not be successful maintaining or increasing demand for our existing and future products for the grain processing industry.

Demand for our grain processing product line has been impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

•	Reduced demand for gasoline, and therefore for ethanol, have depressed ethanol prices;

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

In addition, the market for our Fuelzyme® alpha-amylase product is highly competitive, and dominated by two major suppliers with more than a 75% market share who have greater resources and experience than we do in serving this market. These factors combined with rising corn prices and the impact of rising gasoline prices on consumer demand, suggest the sustained challenging industry conditions have continued to cause production rate cuts and plant suspensions or closures, which have negatively impacted our business. As a result of these factors, we have experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions. While we have gained new customers in 2012, total ethanol production volume from our customers has declined compared to 2011, which in turn has decreased enzyme usage and demand for our products. We expect that current industry conditions could continue to impact our revenue growth for our grain processing product line into 2013.

We may not be successful marketing and selling our existing and future products into the oilfield services industry.

To date, we have generated only minimal sales from our Pyrolase® cellulase product and we have only recently begun to actively market our Pyrolase® HT cellulase and EradicakeTM alpha-amylase enzyme products into the oilfield services industry. These products, as well as future products under development, are targeted for use in hydraulic fracturing. This is a volatile industry, highly impacted by environmental regulation, subject to variations in demand and prices for oil and natural gas, and highly dependent upon capital spending to support drilling activity. In addition, enzyme usage has not been widely adopted throughout the industry. If we are unsuccessful in increasing demand for our products that serve the hydraulic fracturing industry due to these or other factors, the growth of our business and our future profitability will be negatively impacted.

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

The financial instability of our customers, particularly in the corn ethanol market, has caused and may continue to cause an adverse affect on our business and may result in reduced sales, profits and cash flows.

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

We manufacture a majority of our commercial enzyme products through a manufacturing facility in Mexico City owned by Fermic. As a result, we are subject to the general risks of doing business in countries outside the United States, particularly in Mexico, including, without limitation, work stoppages, transportation delays and interruptions, earthquakes and other acts of nature, political instability, organized criminal activity and violence, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, government regulations, and changes in local government administration and government policies, and to factors such as the short-term and long-term effects of health risks. There can be no assurance that these factors will not adversely affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control costs of our products, or otherwise adversely affect our business, financial condition or results of operations.

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

Our present or future strategic alliance and collaboration opportunities could be harmed if:

•	We do not achieve our research and development objectives under our strategic alliance and collaboration agreements;

•	We are unable to fund our obligations under any of our other strategic partners or collaborators;

•	We develop technologies or products and processes or enter into additional strategic alliances or collaborations that conflict with the business objectives of our strategic partners or collaborators;

•	We disagree with our strategic partners or collaborators as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	Our strategic partners or collaborators experience business difficulties which eliminate or impair their ability to effectively perform under our strategic alliances or collaborations;

•	We are unable to manage multiple simultaneous strategic alliances or collaborations;

•	Our strategic partners or collaborators become competitors of ours (for example, DuPont has introduced a competing next-generation phytase enzyme) or enter into agreements with our competitors;

•	Our strategic partners or collaborators become less willing to expend their resources on research and development due to general market conditions or other circumstances beyond our control;

•	Consolidation in our target markets limits the number of potential strategic partners or collaborators; or

•	We are unable to negotiate additional agreements having terms satisfactory to us.

We have relied, and will continue to rely, heavily on strategic partners to support our business.

Historically, we have relied upon a number of strategic partners, including current partners like, Novus, DuPont, WeissBioTech, and Fermic to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, DuPont and its predecessor, Danisco, has accounted for a significant percentage of our product revenue. However, DuPont is under no obligation to continue to market Phyzyme® XP phytase and may introduce competing or replacement products at any time. DuPont represented approximately 63% of total product and contract manufacturing revenues for the year ended December 31, 2012. Under our agreement with DuPont, we receive a royalty equal to 50% of DuPont’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by DuPont. We have limited visibility into DuPont’s sales or operating profits related to Phyzyme® XP phytase, and therefore our ability to accurately estimate the royalty payments we may receive from DuPont is also limited. Although we experienced an increase in the royalty from DuPont for the year ended December 31, 2012 as compared to 2011, we expect to experience future declines with the introduction of competing products that could negatively impact our product revenue and gross profit.

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

In connection with the sale of our LC business to BP on September 2, 2010, we transferred ownership of certain intellectual property for which BP has granted us a license for use within our enzymes business. While the provisions of the purchase agreement provide that BP maintain and protect such intellectual property, there can be no assurance that BP will continue to do so. In addition, BP may be unsuccessful in protecting the intellectual property which we have a license to, if such intellectual property rights are challenged by third parties. While we have certain rights to take action to maintain or protect such intellectual property, in the event that BP determines not to, we may be unsuccessful in protecting the intellectual property if challenged by third parties. If either of these events were to occur, we may lose our rights to certain intellectual property, which could severely harm our business. Similarly, we license additional intellectual property that we use to manufacture our products and otherwise use in our business. In the event that the licensors of this technology do not adequately protect it, our ability to use that technology will also be restricted, resulting in harm to our business.

In addition, BP’s rights to use the intellectual property that we have licensed are limited only by the non-competition agreements entered in connection with the sale of our LC business, which agreements have an expiration in September 2015. Following expiration of these agreements, BP will have the right to use without limitation the same intellectual property that we have used and still use to develop our products. Should BP elect to compete with us following such expiration, such competition could harm our business.

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

You must evaluate our business in light of the uncertainties and complexities affecting an early stage industrial biotechnology company. While our existing proprietary technologies are proven and our product portfolio includes several established products, our Product Pipeline includes several candidates in varying stages of development. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 15 of our own products, including our Fuelzyme® alpha-amylase, Xylathin® xylanase, Pyrolase® cellulase, Pyrolase® HT cellulase, and Luminase® PB-100 xylanase enzymes. In addition, five of our collaborative partners, Life Technologies Corporation, DuPont, Givaudan Flavors Corporation, Cargill Health and Food Technologies, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we may continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

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

We will rely heavily on our new Pilot Plant, which has only recently started up, for research and development of our products and we cannot be sure that this new asset will perform as needed.

In connection with our move to our new corporate headquarters, we engineered and built a new bioprocess development plant, or Pilot Plant, which recently completed its start-up phase and became fully functional in the fourth quarter of 2012 and was placed in service in the first quarter of 2013. We rely on our Pilot Plant to develop products, produce test article for regulatory submissions and determine initial commercial scale manufacturing processes. We do not have an operating history with our new Pilot Plant and cannot be sure that it will continue to operate as designed or to meet our needs. In the event the Pilot Plant does not operate as intended, this could delay our introduction of new products, our research and development efforts both on our own and with our collaborative partners, our regulatory submissions and subsequent approvals, and otherwise delay our commercialization efforts. All of which could harm our relationships with strategic partners or customers and have a negative impact on our product gross profit, our results of operations and financial condition.

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

As of December 31, 2012, we identified a material weakness in internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A “significant deficiency” means a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the assessment of our internal control over financial reporting for the Annual Report on Form 10-K, as further described in Item 9A, we and our independent registered public accounting firm determined that as of December 31, 2012 our internal controls over financial reporting were ineffective due to a material weakness related to our review and accounting associated with significant non-routine transactions.

While we do not believe that the material weakness we identified represents a systemic deficiency in our internal control over financial reporting, we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in remediating the material weakness in our internal control over financial reporting, or if we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products, and business. The patent positions of companies whose businesses are based on biotechnology, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Although we have and intend to continue to apply for patent protection of our technologies, processes and products, even the resulting patents, if issued, may be challenged, invalidated, or circumvented by third parties. We cannot assure you that patent applications or patents have not been filed or issued that could block our ability to obtain patents or to operate our business as currently planned. In addition, if third parties develop or otherwise obtain technologies that are similar to or duplicate our technologies, there can be no guarantee that our existing intellectual property protections will prevent such third parties from using such similar or duplicative technologies to compete with us. There may be patents in some countries that, if valid, may block our ability to commercialize processes or products in those countries. There also may be claims in patent applications in some countries that, if granted and valid, may block our ability to commercialize our processes or products in those countries. In any such event there can be no assurance that we will be able to secure the rights under such patents to commercialize our processes and products on reasonable terms or at all. Third parties may challenge our intellectual property rights, which, if successful could prevent us from selling products or significantly increase our costs to sell our products and we may be prevented from competing in our industry.

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

We are not currently a party to any litigation, interference, derivation, protest, reexamination, reissue or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our owned or in-licensed patents or other intellectual property rights. However, the biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies with substantially greater resources than us have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, derivation proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties. Third parties may also challenge the validity of any of our issued patents. Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our or our licensed intellectual property rights. In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and in some cases issued to, third parties. We cannot assure you that if we are sued on these patents we would prevail.

Should any third party have filed, or file in the future, patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference, derivation or other proceedings to determine the right to and scope of a patent for these inventions in the United States. Such proceedings could result in loss of patent scope, even if the outcome is favorable. In addition, the litigation or proceedings could result in significant legal fees and other expenses, diversion of management’s time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

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

Some of our current and anticipated products are genetically engineered or involve the use of genetically engineered products or genetic engineering technologies. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns or requirements relating to genetic engineering, some or all of our products and processes may not be accepted. Any of the risks discussed below could result in expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies, products, or processes could be limited by the following factors:

•

public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our technologies, products and processes;

•

public attitudes regarding, and potential changes to laws governing, ownership of genetic material which could harm our intellectual property rights with respect to our genetic material and discourage collaborative partners from supporting, developing, or commercializing our products, processes and technologies; and

•

government reaction to negative publicity or other influences concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products, including labeling requirements.

The subject of genetically modified organisms and products derived from them has received negative publicity, which has aroused public debate in the United States and other countries. This adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically altered products.

Compliance with regulatory requirements and obtaining required government approvals may be time consuming and costly, and could delay our introduction of products.

All phases, including research, development, production, and marketing, of our current and potential products and processes are subject to significant federal, state, local, and/or foreign governmental regulation. Regulatory agencies may not allow us to produce and/or market our products in a timely manner or under technically or commercially feasible conditions, or at all, which could harm our business.

In the United States, enzyme products for our target markets are regulated based on their use(s), by either the FDA or the EPA. The FDA regulates drugs, food, and feed, as well as food additives, feed additives, and substances generally recognized as safe that are used in the processing of food or feed. Under current FDA policy, our products, or products of our collaborative partners incorporating our technologies or inventions, to the extent that they come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results from pre-clinical studies do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could delay or possibly prevent a product from being commercialized. Even after investing significant time and expenditures, our collaborators may not obtain regulatory approval for products that incorporate our technologies or inventions on a timely basis, or at all. The EPA regulates biologically-derived enzyme-related chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process or product in question, resulting in higher manufacturing costs, thereby making the product uneconomical.

New yet-to-be implemented portions of and new regulations yet to be written under the Food Safety Modernization Act may affect or cause us to alter the way we manufacture products in ways we cannot predict, and compliance may be costly and/or interrupt our ability to manufacture products.

The Food Safety Modernization Act, or FSMA, which was signed into law in January 2011, has significantly modified the Food, Drug, and Cosmetic Act. Many provisions of FSMA have yet to be implemented and implementation will require new rule making by the FDA in the form of additional regulations. Such rule-making could, among other things, require Verenium to significantly amend certain operational policies and procedures. Unforeseen issues and requirements may arise as the FDA promulgates new regulations provided for by FSMA, and there likely will be additional costs of compliance associated with these new requirements. Once FSMA is fully implemented, the FDA may audit or review our activities in a more in-depth manner and require that we take additional action and/or make modifications to our current practices and policies. If we are unable to fully comply with such new requirements, it could lead to sanctions and/ or complete or partial loss of our ability to manufacture products, which would have an adverse impact on our business.

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

In addition, new laws, new interpretations of existing laws, increased government enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations and interpretations thereof, more vigorous enforcement of policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

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

We face, and will continue to face, intense competition in our business. There are a number of companies who compete with us in various steps throughout our technology process. For example, Dyadic, Codexis and Direvo have alternative evolution technologies; Novozymes A/S and DuPont are involved in development, expression, fermentation, and purification of enzymes. There are also a number of academic institutions involved in various phases of our technology process. Many of these competitors have significantly greater financial and human resources than we do. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies for modifying DNA to develop commercial products.

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

Our planned activities will require additional expertise in specific industries and areas applicable to the products and processes developed through our technologies or acquired through strategic or other transactions. These activities may require the addition of new personnel, including management, and the development of additional expertise by existing management and other personnel. The inability to acquire these services or to develop this expertise could impair the growth, if any, of our business.

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

The instruments governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.

Our $22.5 million secured term loan or the Term Loan, with Athyrium Opportunities Fund, or Athyrium, bears interest at 11.5% per annum and is secured by substantially all of our assets, including our intellectual property. The credit agreement governing the Term Loan contains customary affirmative and negative covenants and events of default. For example, pursuant to the terms of the credit agreement, our total revenues for any fiscal quarter may not be less than $7.5 million. Should we not meet these quarterly minimum revenue covenants, the lender has the right to demand repayment of the obligations under the Term Loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the credit agreement, and we cannot predict whether the lender would demand repayment of the outstanding balance of the Term Loan or exercise any other remedies available to it if we were unable to meet the minimum quarterly revenue covenants. In addition, the covenants in the credit agreement restrict our ability to, among other things, grant certain liens, make certain investments, incur certain debt, engage in certain mergers and acquisitions, dispose of assets, make certain restricted payments such as dividend payments, engage in any business not related to our current business strategy, enter into certain transactions with affiliates and insiders, enter into certain agreements that encumber or restrict our ability to satisfy our obligations under the credit agreement, use the proceeds from the Term Loan to purchase margin stock, make certain voluntary prepayments on outstanding debt, make certain fundamental changes to our corporate organization, and make certain changes to our existing revolving credit facility with Comerica Bank, or Comerica. In the event of certain disposition transactions, we are required to apply 50% of the net cash proceeds from such transaction to prepay amounts outstanding under the Term Loan, and we are required to apply 100% of the net cash proceeds from any such transaction to prepay amounts outstanding under the Term Loan if the disposition transaction was done involuntarily. Additionally, subject to certain exceptions and annual caps, we are required to apply 50% of the net cash proceeds from any enumerated extraordinary event, such as pension plan reversions, proceeds of insurance, condemnation awards, indemnity payments and purchase price adjustments, to prepay amounts outstanding under the Term Loan. Prepayments of amounts outstanding under the Term Loan are subject to a 15% prepayment premium if made prior to December 7, 2014, or a lesser premium based on the number of months elapsed from December 1, 2014 if made after December 7, 2014. The covenants and restrictions contained in the credit agreement could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, our inability to meet or otherwise comply with the covenants under the credit agreement could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our loan and security agreement with Comerica. We recently obtained a waiver from the lender under the credit agreement for defaults caused by the restatement of certain of our historical financial statements that is described elsewhere in this Annual Report on Form 10-K. In the event of future defaults under the credit agreement for which we are not able to obtain waivers, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate the credit agreement and Term Loan on terms less favorable to us, or to immediately cease operations.

We have also entered into a $7.5 million revolving credit facility with Comerica, or the Credit Line. Advances under the Credit Line bear interest at a rate equal to the London Interbank Offered Rate plus a margin of 4.75%, and are secured by substantially all of our assets, excluding our intellectual property. The loan and security agreement governing the Credit Line contains customary affirmative and negative covenants and events of default. Pursuant to the terms of the loan and security agreement, our tangible net worth may not fall below $10 million, plus an escalation of 50% of any equity proceeds received by us from the sale of our equity securities up to an aggregate increase of no more than $5.0 million, and we must maintain an aggregate balance of cash at Comerica covered by a control agreement of not less than $3.0 million. Should we not meet the tangible net worth or cash balance requirements, the lender may eliminate its commitment to make further credit available to us, declare due all unpaid principal amounts outstanding and foreclose on all collateral to satisfy any unpaid obligations. There can be no assurance that we will be able to satisfy the operating and financial covenants under the loan and security agreement, and we cannot predict whether the lender would demand repayment of outstanding advances under the Credit Line or exercise any other remedies available to it if we were unable to meet these covenants. In addition, in the event of our default or failure to perform under any agreement to which we are a party with a third party or parties resulting in a right by such third party or parties, whether or not exercised, to accelerate the maturity of any indebtedness in an amount in excess of $0.5 million, or that would reasonably be expected to have a material adverse effect on our business, we would be in default under the loan and security agreement. The loan and security agreement also places limitations (subject to customary baskets and exceptions) on our ability to, among other things, dispose of assets, engage in any business not related to our current business strategy, engage in certain mergers and acquisitions, incur debt, grant liens, make certain restricted payments such as dividend payments, make certain investments, enter into certain transactions with affiliates, make payments on subordinated debt, and store inventory or equipment with certain third parties, and contains usual and customary covenants for an arrangement of its type. These and other restrictions contained in the loan and security agreement could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders.

On March 29, 2013, we received a letter from Comerica stating that Comerica intends to work with us to issue, within 45 days, a waiver under the Credit Line for defaults caused by the restatement of certain of the Company’s historical financial statements which is more fully described elsewhere in this Annual Report on Form 10-K. If Comerica does not issue the waiver, or in the event of future defaults, Comerica may, among other remedies, eliminate its commitment to make further credit available, declare due all unpaid principal amounts outstanding, and foreclose on all collateral to satisfy any unpaid obligations. As of December 31, 2012, we had a $1.6 million letter of credit, and no borrowings, outstanding under the Credit Line. If Comerica does not issue the waiver, we intend to terminate the Credit Facility with Comerica to prevent a cross-default under the Aythrium credit agreement, at which time we would likely be required to cash-secure our $1.6 million letter of credit.

If we enter into additional debt or credit financing arrangements with the consent of our existing lenders, the terms of such additional debt or credit arrangements could further restrict our operating and financial flexibility. In the event we must cease operations and liquidate our assets, the rights of our existing lenders and any other holder of our outstanding debt would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

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

•

our ability to successfully commercialize products or processes developed independently or in collaboration with strategic partners and the demand and prices for such products or processes and for our existing products;

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

The restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

We have restated certain historical financial statements as of, and for the year ended, December 31, 2011 and the quarterly periods ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, primarily to reflect a revision in our accounting for our facility lease.

The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal costs. Although we have now completed the restatement, we cannot guarantee that we will have no inquiries from the SEC or NASDAQ regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Moreover, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related to the restatement. We cannot guarantee that we will not be similarly affected.

Our stock price has been and may continue to be particularly volatile.

The market price of our common stock has in the past been, and is likely to continue to be, subject to significant fluctuations. Between January 1, 2006 and March 25, 2013, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol

Corp. on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on December 31, 2012 was $2.16, and the closing price of our common stock on March 25, 2013 was $2.57. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan if additional financing becomes necessary;

•	our ability to negotiate and enter into definitive agreements related to any financing transaction, if additional financing becomes necessary;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	future royalties from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	future royalties and fees for use of our proprietary processes, if any, by our licensees;

•	contamination or capacity issues at our contracted manufacturing facility in Mexico City;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	limitation on our ability to engage in certain business activities as a result of our transaction with BP and DSM;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management’s attention and resources, which could significantly harm our profitability and reputation.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 19% of our outstanding common stock as of December 31, 2012. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Future sales of our common stock in the public market could cause our stock price to fall.

As of December 31, 2012, we had 12,782,894 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Likewise the issuance of additional shares of our common stock, including upon the exercise of some or all of our outstanding warrants, could adversely affect the trading price of our common stock. In addition, the existence of these warrants may encourage short selling of our common stock by market participants. Moreover, we may need to raise additional capital in the future to fund our operations. If we raise additional capital by issuing equity securities or convertible debt, or couple any debt, receivables or royalty financings with an equity component, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

In June 2012, we commenced our facility lease agreement for 59,199 square feet of office and laboratory space in San Diego for a term of 126 months from the first day of the first full month after the commencement date.

We also lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. We completed a sublease agreement in May 2011 for the full Cambridge facility through the end of the lease term.

We believe our current facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers to be immaterial, individually and in the aggregate. In accordance with generally accepted accounting principles, or GAAP, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Set forth below is a table and chart comparing the cumulative total return on an indexed basis of $100 invested on December 31, 2007 in our common stock, the NASDAQ Market Index (total return) and our Verenium Peer Groups, as identified in (a) below. The total return assumes reinvestment of dividends.

(a) Our peer group for purposes of this table consisted of the following companies: Amyris Inc, Codexis Inc, Dyadic International Inc, Metabolix Inc, and Novozymes A-S.

Our common stock is traded on NASDAQ Global Market under the ticker symbol “VRNM.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported on the NASDAQ Global Market.

The following is an analysis of our stock performance by quarter:

	High	Low
2012
First Quarter	$4.38	$2.14
Second Quarter	5.66	3.00
Third Quarter	4.69	3.00
Fourth Quarter	3.36	2.05

	High	Low
2011
First Quarter	$3.99	$2.92
Second Quarter	3.22	1.35
Third Quarter	3.22	1.35
Fourth Quarter	3.20	2.07

As of March 25, 2013, there were approximately 96 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. On March 25, 2013, the last sale price reported on the NASDAQ Global Market for our common stock was $2.57 per share. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010, and with respect to our balance sheets at December 31, 2012 and 2011, is derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009, and 2008 is derived from our audited consolidated financial statements that are not included in this report. The selected consolidated financial data set forth below have been retrospectively adjusted to reflect discontinued operations for the LC business sale that occurred on September 2, 2010. All share and per share data has been retroactively adjusted for our 1-for-12 reverse stock split, which was effective September 9, 2009.

The selected financial information presented in the following table for the year ended December 31, 2011 has been restated as a result of the restatement more fully described in the “Explanatory Note” preceding Part 1, Item 1 and in Note 2 to our consolidated financial statements.

The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
		As Restated
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue	$43,355	$55,995	$50,351	$43,956	$49,083
Contract manufacturing	5,547	0	0	0	0
Collaborative, license and grant	8,269	5,272	1,722	4,863	7,762

Total revenue	57,171	61,267	52,073	48,819	56,845
Operating (income) expenses:
Cost of product and contract manufacturing revenue	32,096	34,481	31,715	27,929	35,153
Research and development	15,060	11,038	6,198	5,829	12,702
Selling, general and administrative	19,567	18,991	27,662	29,520	34,528
Gain on sale of oilseed processing business	(31,278)	0	0	0	0
Restructuring charges	30	2,943	0	0	0

Total operating expenses	35,475	67,453	65,575	63,278	82,383

Income (loss) from operations	21,696	(6,186)	(13,502)	(14,459)	(25,538)
Other income and expenses:
Interest and other income (expense), net	(567)	56	(24)	1,000	957
Interest expense	(2,086)	(3,088)	(7,457)	(11,105)	(9,820)
Gain (loss) on debt extinguishment upon repurchase of convertible notes	0	15,349	(3,384)	0	0
Gain (loss) on net change in fair value of derivative assets and liabilities	(548)	(869)	(145)	5,277	3,478
Gain (loss) on debt extinguishment upon conversion of convertible debt	0	0	598	8,946	(118)
Gain on amendment of 2008 Notes	0	0	0	3,977	0
Loss on exchange of 2007 Notes	0	0	0	0	(3,599)

Total other income (expenses), net	(3,201)	11,448	(10,412)	8,095	(9,102)

Net income (loss) from continuing operations before income taxes	18,495	5,262	(23,914)	(6,364)	(34,640)
Income tax (provision) benefit	(226)	368	9,748	0	0

Net income (loss) from continuing operations	18,269	5,630	(14,166)	(6,364)	(34,640)
Net income (loss) from discontinued operations, net of $55.9 million gain on divestiture of discontinued operations, net of income tax of $9.7 million for the year ended December 31, 2010	(56)	(112)	8,816	(49,876)	(154,350)

Net income (loss)	18,213	5,518	(5,350)	(56,240)	(188,990)
Less: Loss attributed to noncontrolling interest in consolidated entities-discontinued operations	0	0	25,283	34,349	12,500

Net income (loss) attributed to Verenium Corporation	$18,213	$5,518	$19,933	$(21,891)	$(176,490)

Net income (loss) per share, basic:
Continuing operations	$1.44	$0.45	$(1.15)	$(0.75)	$(6.48)

Discontinued operations	$0.00	$(0.01)	$0.72	$(5.89)	$(28.88)

Attributed to Verenium Corporation	$1.43	$0.44	$1.62	$(2.58)	$(33.03)

Net income (loss) per share, diluted:
Continuing operations	$1.41	$0.45	$(1.15)	$(0.75)	$(6.48)

Discontinued operations	$0.00	$(0.01)	$0.72	$(5.89)	$(28.88)

Attributed to Verenium Corporation	$1.41	$0.44	$1.62	$(2.58)	$(33.03)

Shares used in calculating net income (loss) per share, basic	12,693	12,608	12,321	8,470	5,344

Shares paid in calculating net income (loss) per share, diluted	12,933	12,608	12,321	8,470	5,344

	As of December 31,
	2012	2011	2010	2009	2008
		As Restated
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,875	$28,759	$87,929	$24,844	$7,458
Restricted cash	2,500	8,200	5,000	10,400	10,040
Total assets	93,776	73,272	111,757	167,922	153,623
Long-term debt, less current portion at carrying value (1)	24,861	34,851	88,011	105,756	130,495
Lease financing obligation, net of current portion (2)	22,020	7,135	—	—	—
Stockholders’ equity (deficit)	30,653	10,127	3,170	30,202	(27,692)

(1)	Long-term debt as of December 31, 2011 reflected our 2007 Notes which were due April 2027, with an early put option of April 2, 2012 which were classified as current debt on our consolidated balance sheet. Long-term debt as of December 31, 2012 reflected our term loan principal balance outstanding of $22.5 million, net of debt discount and derivative liability and our outstanding long-term portion of our equipment loan of $2.7 million.
(2)	In June 2012, we commenced our lease agreement for 59,199 square feet for new office and laboratory space in San Diego, for a term of 126 months. We are the deemed owner of the building for accounting purposes. As a result of this determination, we are required to record an asset representing the total cost of the buildings and improvements, including the costs paid by the lessor (the legal owner of the building), with a corresponding lease financing obligation. The assets will be depreciated over the term of the lease, and rental payments will be allocated partially to presumed land lease payments and partially to principal and interest payments on the lease financing obligation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note Regarding Restatement

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes the impact of our financial restatement as of and for the year ended December 31, 2011, as more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 of this Annual Report on Form 10-K. The restatements are the result of a correction for the manner in which we account for our building lease at 3550 John Hopkins Court in San Diego, CA. In connection with the restatement, we also corrected certain immaterial amounts related to warrants issued in 2011, and recorded other immaterial corrections. In addition, we revised our consolidated statements of cash flows for the year ended December 31, 2011 and applicable interim periods in 2011 and 2012 for amounts previously reflected as cash paid for equipment purchases related to our new facility, but for which the cash had not been paid as of the applicable balance sheet dates. This adjustment had no impact on our reported cash and cash equivalents balance for such periods.

For more information regarding the impact of this revision on our financial results, see our Consolidated Financial Statements included in Part II, Item 8, including Note 2, “Restatement” and Note 14, “Selected Quarterly Data (Unaudited).”

Forward Looking Statements

Except for the historical information contained herein, the following discussion, as well as the other sections of this report, contain forward-looking statements that involve risks and uncertainties. These statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement.

Forward-looking statements applicable to our business generally include statements related to:

•	our estimates regarding market sizes and opportunities, as well as our future revenue, product and contract manufacturing revenue, profitability and capital requirements;

•	our ability to increase or maintain our product revenue and improve or maintain product gross margins;

•	the timing and amount of expected revenue from our Product Pipeline;

•	our ability to secure partnerships for, and advance products from, our Expansion Pipeline;

•	our strategy;

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

Factors that could cause or contribute to differences include, but are not limited to, our operations and ability to continue as a going concern, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled Risk Factors beginning on page 17.

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

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are enzymes for animal health and nutrition, grain processing, oilfield services, and other industrial enzyme markets. We have current collaborations and agreements with key partners such as Novus International, Inc. (“Novus”), DuPont Nutrition Biosciences ApS (“DuPont”), Fermic S.A., (“Fermic’), Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”), WeissBioTech (“Weiss”), and DSM Food Specialties B.V. (“DSM”), each of which complement our internal technology, product development efforts, and distribution efforts.

As of December 31, 2012, we owned 217 issued patents relating to our technologies and had 152 patents pending. Also, as of December 31, 2012, we either jointly owned or in-licensed from BP Biofuels North America LLC, or BP, 138 patents and 144 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. We believe that we can leverage our owned and licensed intellectual property estate to enhance and improve our technology development and commercialization efforts while maintaining protection on key intellectual property assets.

Excluding our gain on sale of assets to DSM in 2012 and our non-cash gains related to our debt repurchases in 2011, we have typically incurred net losses from our continuing operations since our inception. As of December 31, 2012, we had an accumulated deficit of $582.2 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the year ended December 31, 2012, excluding the one-time gain on sale to DSM, we generated an operating loss of $9.6 million. We expect to incur losses throughout 2013, as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of Product Pipeline candidates;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields;

•	additional idle manufacturing capacity related to downtime to complete upgrades at our contracted manufacturing facility in Mexico City;

•	maintaining or increasing our sales and marketing infrastructure to support our current products and the commercial launch of our Product Pipeline candidates;

•	lower gross margins as a result of the contract pricing under the DSM supply agreement;

•

uncertainties surrounding our ability to adequately maintain and grow our revenue base for our current products due to unfavorable market conditions in the corn ethanol industry; slower-then-anticipated customer adoption of our products for hydraulic fracturing; and/or the impact of the of launch next-generation-products by competitors in animal health and nutrition

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations—Continuing Operations

Consolidated Results of Operations

Revenue

Revenue for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011	% Change
Revenue:
Animal health and nutrition	$30,849	$33,850	(9)%
Grain processing	10,865	15,953	(32)%
Oilseed processing	579	5,352	(89)%
All other products	1,062	840	26%

Total product revenue	43,355	55,995	(23)%
Contract manufacturing	5,547	0	100%
Collaborative and license	8,269	5,272	57%

Total revenue	$57,171	$61,267	(7)%

The decreased product revenue for the year ended December 31, 2012 was primarily attributed to a decline in grain processing revenue due to adverse business conditions impacting the corn ethanol industry, lower revenue from oilseed processing as a result of the sale of this product line to DSM in March 2012, and a decrease in animal health and nutrition due to toll manufacturing revenue included in 2011.

In conjunction with the sale to DSM, we entered into a supply agreement to continue to produce and sell Purifine and Veretase to DSM at lower sales prices then prior periods when we sold directly to end customers. Revenue from the DSM supply agreement is reported as contract manufacturing above, while pre-DSM sale revenue for Purifine® PLC and Veretase® alpha-amylase is included in oilseed processing and grain processing revenue respectively.

Animal Health and Nutrition

Revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, decreased 9%, or $3.0 million for the year ended December 31, 2012, as compared to 2011 due to a decrease of $3.6 million in toll manufacturing included in animal health and nutrition revenues for the year ended December 31, 2011.

This decrease was partially offset by

•

An increase in Phyzyme® XP phytase revenue in 2012 despite lower average selling prices across higher manufacturing volumes as compared to 2011. This was a result of lower cost of production from manufacturing improvements made at Fermic over the last couple of years; and

•	An increase in Phyzyme® XP phytase royalty in 2012 due primarily to lower cost of goods sold and higher end sales reported by DuPont.

We have contracted with Genencor, a division of DuPont, to serve as a second-source manufacturer of Phyzyme® XP phytase . We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. Approximately 65% of PhyzymeXP® phytase production was manufactured by DuPont during both the years ended December 31, 2012 and December 31, 2011.

As our Product Pipeline candidates reach commercialization and demand for other product lines increase, we expect over time we will transition a greater proportion of our Phyzyme® XP phytase manufacturing to Genencor resulting in lower reported Phyzyme® XP phytase product revenue; however, we believe this will make available existing capacity to accommodate expected growth for other enzyme products.

Phyzyme® XP phytase represented approximately 63% of total product and contract manufacturing revenues for the year ended December 31, 2012 and 54% for the comparable period in 2011. We expect that revenue from Phyzyme® XP phytase will gradually decrease due to the launch of a competing next-generation phytase enzyme by DuPont.

Grain Processing

Grain processing sales decreased by 32%, or $5.1 million over the year ended December 31, 2012 as compared to the same period in 2011, primarily attributed to a decrease in sales of Veretase® alpha-amylase as a result of the license granted to DSM in the first quarter of 2012 and all subsequent revenue reflected as contract manufacturing revenue, and a decrease in sales of Fuelzyme® alpha-amylase and DELTAZYM® GA L-E5 gluco-

amylase enzymes which is being impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

•	Reduced demand for gasoline and thus for ethanol have depressed ethanol prices;

•

Depressed ethanol prices combined with continued high corn prices have resulted in low to negative margins for corn ethanol producers, and they have responded by reducing operating rates or idling operations until margins improve;

These factors combined with rising corn prices and the impact of rising gasoline prices on consumer demand, suggest the sustained challenging industry conditions have continued to cause production rate cuts and plant suspensions or closures, which have negatively impacted our business. As a result of these factors, we experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions. While we have gained new customers in 2012, total ethanol production volume from our customers has declined compared to 2011, which in turn has decreased enzyme usage and demand for our products. We expect current industry conditions could continue to impact our revenue growth for our grain processing product line into 2013. In addition, reduced or idle operating rates combined with higher wheat prices in Europe impacting our Xylathin™ xylanase product sales have contributed to the overall decrease.

Collaborative and license

Collaborative revenue increased $3.0 million, or 57%, to $8.3 million for the year ended December 31, 2012 as compared to the same periods in 2011. The increase for the year ended December 31, 2012 was attributed to the following:

•

Collaborative revenue associated with our Novus collaboration increased $3.3 million in 2012 primarily due to recognition of $2.9 million related to the delivery of a license under our existing collaboration agreement;

•

Our collaboration agreements associated with our commercial products, including our 2012 collaboration with Tate & Lyle, which generated revenue for the year ended December 31, 2012 of $1.0 million related to a one-time up front license payment during the first quarter 2012 and one milestone payment during the fourth quarter 2012 for the further development of one of our alpha amylases; and

•

In conjunction with our agreement with DSM, we recognized collaborative revenue for the year ended December 31, 2012 of $2.8 million, including $1.5 million for the alpha amylase and xylanase licenses granted to DSM that were deemed to be delivered as of the end of the first quarter of 2012 in accordance with authoritative accounting guidance; partially offset by

•

A license fee of $3.3 million we received in 2011 for a commercial enzyme candidate that Syngenta Participations AG formerly licensed to a third party and assigned to us in conjunction with the separation agreement with Syngenta in 2009.

We expect to have collaborative and license revenue attributable to our collaborations with Novus, Tate & Lyle and DSM into 2013. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

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

Product and Contract Manufacturing Gross Profit and Margin

Product and contract manufacturing gross profit and margin for the year ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011	% Change
Product and contract manufacturing revenue	$48,902	$55,995	(13)%
Cost of product and contract manufacturing revenue	32,096	34,481	(7)%

Product and contract manufacturing gross profit	$16,806	$21,514	(22)%
Product and contract manufacturing gross margin	34%	38%

Cost of product and contract manufacturing revenue includes both internal and third party fixed and variable costs, including materials and supplies, labor, facilities, royalties, idle capacity charges and other overhead costs associated with our product and contract manufacturing revenues. Excluded from cost of product and contract manufacturing revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product and contract manufacturing revenue decreased 7%, or $2.4 million, to $32.1 million for the year ended December 31, 2012, as compared to the same periods in 2011, primarily due to lower overall product and contract manufacturing revenue.

Product and contract manufacturing gross profit totaled $16.8 million for the year ended December 31, 2012 compared to $21.5 million for the year ended December 31, 2011. Gross margin decreased to 34% of product and contract manufacturing revenue for the year ended December 31, 2012, compared to 38% for the year ended December 31, 2011. The decrease in our product and contract manufacturing gross profit was due to the following factors:

•	Our grain processing gross profit has decreased based on decreased sales compared to 2011 due to challenges in the corn ethanol market;

•

Pursuant to our supply agreement with DSM, we sell Purifine® PLC and Veretase® alpha-amylase at substantially reduced rates than when we sold directly to customers in prior years, resulting in lower gross profit for these products;

•

During the third quarter of 2012, we incurred idle capacity charges related to downtime for in-process upgrades to one of the fermentation vessels at Fermic. Under current accounting rules, we expense the idle capacity charges related to downtime taken for such upgrades. We expect to incur additional idle capacity charges during 2013 as we bring two additional vessels down for similar upgrades. Once fully implemented and back on line, these upgrades are intended to improve overall manufacturing quality and improve yields, and as a result reduce overall cost of goods sold; and

•

Incremental inventory reserves and write-offs associated with certain lots of inventory which did not meet quality specifications which had a negative impact on our gross profit and related gross margin.

Gross margins are dependent upon the mix of product sales as the cost of product and contract manufacturing revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products, as we optimize the manufacturing process for each particular product.

Our cost of product and contract manufacturing revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to improve our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future by several factors, including the following:

•	We may incur idle capacity charges associated with additional downtime for implementing improvements to manufacturing equipment, or unplanned downtime from equipment failures;

•	We may incur idle capacity charges if product revenues do not increase as expected and production volume is not sufficient to our committed fermentation capacity at Fermic;

•	We will experience lower margins when contract manufacturing revenue comprises a larger percentage of our total product and contract revenue due to lower pricing under our supply agreement with DSM;

•	We will experience lower margins as we may be obligated to share in cost overruns or increases, in whole or in part, in connection with our contract manufacturing agreement with DSM.

Because Phyzyme® XP phytase represents a significant percentage of our product and contract manufacturing revenue, our product and contract manufacturing gross profit is impacted to a great degree by the royalty achieved on sales of Phyzyme® XP phytase. Under our manufacturing and sales agreement with DuPont, we sell our Phyzyme® XP phytase inventory to DuPont at our cost and, under a license agreement, receive a royalty equal to 50% of DuPont’s profit from the sale of the product, as defined, when the product is sold to DuPont’s customer. As a result, our total cost of product revenue for Phyzyme® XP phytase is incurred as we ship product to DuPont, and the royalty calculated as a share of profits, as defined by our agreement, is recognized in the period in which the product is sold to DuPont’s customers as reported to us by DuPont. We may record our quarterly royalty based on estimates from DuPont, and the final calculation of profit share is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter. These adjustments, while typically considered immaterial in absolute dollars, could have a significant impact on our reported product and contract manufacturing gross profit from quarter-to-quarter.

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

Research and Development

Our research and development expenses for the year ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011	% Change
Commercial products	$2,991	$2,792	7%
New product development	8,774	6,959	26%
Contract research and development	1,222	0	100%
Other	2,073	1,287	61%

Research and development	$15,060	$11,038	36%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed under our collaboration agreements.

Our research and development expenses increased 36%, or $4.0 million to $15.1 million for the year ended December 31, 2012 primarily due to our increased research and development efforts consistent with our planned investment in our Product Pipeline as well as higher allocated corporate overhead due to higher occupancy-related costs associated with our new building. We expect these expenses to continue to increase in 2013 as we expand our pipeline products and further advance enzyme product candidates through the development pipeline and commercialization efforts. The increase in other research and development over the prior year is primarily due to activities associated with the move to our new building during the year ended December 31, 2012.

We estimate that our allocation of research and development costs for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Commercial products	20%	25%
New product development	58%	63%
Contract research and development	8%	0%
Other	14%	12%

Research and development	100%	100%

For the year ended December 31, 2012, we estimate that approximately 76% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 24% of such costs were incurred on research activities funded in whole or in part by our partners. For the year ended December 31, 2011, we estimate that approximately 72% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 28% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs, accelerate commercialization of, as well as enable us to expand commercial reach for, our pipeline products.

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

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product and technology development efforts. Accordingly, we are unable to predict which potential commercialization candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products or technologies approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in the section of this report entitled Risk Factors, beginning on page 17 of this annual report on Form 10-K.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the year ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011	% Change
Selling, general and administrative	$19,567	$18,991	3%

Selling, general and administrative expenses increased 3%, or $0.6 million, to $19.6 million (including share-based compensation of $0.8 million) for the year ended December 31, 2012 compared to $19.0 million (including share-based compensation of $0.5 million) for the year ended December 31, 2011. For the year ended December 31, 2011, selling, general and administrative includes reimbursement of $1.1 million of legal fees during the first quarter of 2011 associated with the settlement of a noteholder lawsuit, which was recorded as an offset to operating expenses. Excluding this reimbursement, total selling, general and administrative expenses decreased $0.5 million primarily due to continued focus to control expenses.

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

Restructuring Charges

Effective March 31, 2011, we closed our office in Cambridge, MA and we recorded a $2.9 million charge related to the associated restructuring activities. As of December 31, 2012, a liability of $0.1 million remained for the restructuring relating to our Cambridge building lease.

Share-Based Compensation Charges

We recognized $1.1 million during the year ended December 31, 2012 in share-based compensation expense compared to $1.3 million during the year ended December 31, 2011. Share-based compensation expense was allocated among the following expense categories (in thousands):

	2012	2011
Cost of product revenue	$76	$0
Research and development	191	280
Selling, general and administrative	801	484
Restructuring charges	0	583

	$1,068	$1,347

Share-based compensation decreased for the year ended December 31, 2012 due to restructuring-related share-based compensation in 2011 pertaining to the separation of two executives in conjunction with the closure of the Cambridge office. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these employees as of their respective separation dates. This additional stock option expense attributable to the acceleration was classified into restructuring expense on our consolidated financial statements.

Other income (expense), net

In conjunction with the closing of the DSM agreement, the original Comerica credit line was closed. As a result, we expensed $0.6 million of the unamortized costs for the year ended December 31, 2012.

Interest expense

Interest expense was $2.1 million and $3.1 million for the year ended December 31, 2012 and 2011. This decrease in interest expense from 2011 was primarily attributed to the decrease in the outstanding convertible notes principal from repurchases and debt payouts in 2012, partially offset by interest on our lease financing obligation of $1.0 million.

Gain on Debt Extinguishment upon repurchase of convertible notes

During the year ended December 31, 2011 we repurchased $39.9 million in principal amount of our then outstanding 2009 and 2007 Notes. The repurchases qualified for debt extinguishment accounting, resulting in a gain of $15.3 million for the year ended December 31, 2011 representing the difference between the carrying value of the notes repurchased and the principal repurchase price.

During the year ended December 31, 2012, there was no gain or loss associated with the April 2012 retirement of the $34.9 million in remaining principal outstanding on our 2007 Notes.

Gain on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of certain warrants, including the warrants issued to Athyrium as part of the credit facility entered into in December 2012, and the 2009 Notes’ compound embedded derivative, prior to the repurchase during the year ended December 31, 2011, were recorded as a derivative asset or liability and marked-to-market at each balance sheet date. In addition, the warrants issued in October 2011 in conjunction with the Comerica credit facility contained a provision that allowed for price protection within six months of the warrants issuance date, or April 19, 2012. As a result of this provision, the warrants were required to be accounted for as a derivative liability and marked-to-market at each balance sheet date until expiration of the provision, at which time the fair market value of the warrants was reclassified to stockholders’ equity. The change in fair value is recorded in the consolidated statements of comprehensive income as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $0.5 million and $0.9 million for the year ended December 31, 2012 and 2011 related to the change in fair value of our recorded derivative asset and liabilities.

Income Tax (Provision) Benefit

During the year ended December 31, 2012, a tax provision of $0.2 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $31.3 million taxable gain from the sale of the oilseed processing business to DSM. We currently believe we have available federal and California net operating loss carryforwards, or NOLs, to fully offset our taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

Years Ended December 31, 2011 and 2010

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

Product revenues increased 11%, or $5.6 million, primarily due to increased market share of our Fuelzyme® alpha-amylase enzyme in the fuel ethanol market, as well as increased market penetration of our Purifine® PLC enzyme for soybean oil processing.

Net revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, increased 4%, or $1.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Phyzyme® XP represented approximately 54% of total product revenues for the year ended December 31, 2011 and 65% for the year ended December 31, 2010.

Collaborative and license revenue increased 206%, or $3.6 million, primarily due to a license fee of $3.3 million we received for a commercial enzyme candidate that Syngenta Participations AG formerly licensed to a third party and assigned to us in conjunction with the separation agreement with Syngenta in 2009. In addition, on June 23, 2011, we entered into a collaboration agreement with Novus to develop, manufacture and commercialize a suite of new enzyme products from our late-stage product pipeline in the animal health and nutrition product line.

Product Gross Profit & Margin

Product gross profit and margin for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010	% Change
Product revenue	$55,995	$50,351	11%
Cost of product revenue	34,481	31,715	9%

Product gross profit	21,514	18,636	15%
Product gross margin	38%	37%

Cost of product revenue increased 9%, or $2.8 million, primarily due to higher product revenue as well as higher rent expense for incremental fermentation capacity to support the expansion of product mix, combined with variable costs associated with higher product revenues.

We expanded our fermentation capacity during the third quarter of 2010, which increased fixed manufacturing costs by an additional $0.7 million per quarter, including all four quarters of the year ended December 31, 2011. In addition, gross margins are dependent upon the mix of product sales as the cost of product revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products, as we optimize the manufacturing process for each particular product.

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

Operating Expenses (excluding cost of product revenue)

Operating expenses (excluding cost of product revenue) for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010	% Change
Research and development	$11,038	$6,198	78%
Selling, general and administrative expenses	18,991	27,662	(31)%
Restructuring charges	2,943	0	100%

Total operating expenses (excluding cost of product revenue)	$32,972	$33,860	(3)%

Operating expenses (excluding cost of product revenue) for the year ended December 31, 2011 decreased 3%, or $0.9 million, to $33.0 million (including restructuring expense of $2.9 million and share-based compensation of $0.8 million) compared to $33.9 million (including share-based compensation of $1.1 million) for the year ended December 31, 2010. Excluding the impact of share-based compensation and restructuring expense, total operating expenses decreased 11%, or $3.5 million for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to a reimbursement of legal fees of $1.1 million for expenses incurred during 2010, reduction of facilities related costs as a result of BP assuming our San Diego building leases, and to an increase in expense in 2010 due to the payment and expensing of bonus payments of $1.4 million. Additionally, costs have decreased due to initiatives to decrease general and administrative expenses. As a partial offset, research and development costs for continued investment in pipeline products have increased.

Research and Development

Our research and development expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010	% Change
Research and development	$11,038	$6,198	78%

Our research and development expenses increased 78%, or $4.8 million, primarily due to our increased research and development efforts consistent with our shift in focus to higher investment in pipeline technologies. Due to limited capital resources, challenging economic conditions, and a focus on cellulosic biofuels technology development prior to the sale of our ligno-cellulosic business, or LC business, during the three years preceding the sale of our LC business we did not spend significant resources on early stage product development. Beginning in the fourth quarter 2010, we began making additional investments for the development and commercialization of candidates in our enzyme product pipeline. For the year ended December 31, 2011, 63% of total research and development expense was attributed to new product development and 37% was related to our existing commercial products and other non-allocated costs.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands).

	2011	2010	% Change
Selling, general and administrative expenses	$18,991	$27,662	(31)%

Selling, general and administrative expenses decreased 31%, or $8.7 million, to $19.0 million (including share-based compensation of $0.5 million) for the year ended December 31, 2011, as compared to $27.7 million (including share-based compensation of $1.1 million) for the year ended December 31, 2010. Excluding the impact of share-based compensation, selling, general and administrative decreased 30%, or $8.1 million for the year ended December 31, 2011 as compared to the same period in 2010. The decrease for the year ended December 31, 2011 compared to the year ended December 31, 2010 is attributable to a reimbursement of legal fees of $1.1 million received in 2011 for expenses incurred during 2010, reduction of facilities related costs as a result of BP assuming our San Diego building leases, and an increase in 2010 expense as we paid and expensed bonus payments of $1.4 million. Additionally, the decrease was attributed to Company initiatives to decrease overall general and administrative expenses.

Restructuring Charges

Effective March 31, 2011, we closed our office in Cambridge, MA. As the cease-use date was established on this date, a liability of $0.2 million was recorded for the facility, net of deferred rent write off, as well as $0.5 million in fixed asset write off as of March 31, 2011. Further, personnel termination costs of $1.2 million were incurred in conjunction with the closure of the office, as well as $0.4 million in relocation costs for certain employees who relocated to the San Diego facility as a result of the closure. In addition to these costs, $0.6 million in stock compensation costs were recognized as part of restructuring costs, which were incurred for option accelerations for two executives who terminated their employment with us, as provided in their respective employment agreements. As of December 31, 2011, a liability of $0.4 million remained for the restructuring.

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

Gain (loss) on Debt Extinguishment upon Repurchase of Convertible Notes

During the year ended December 31, 2011 we repurchased $39.9 million in principal amount of our then outstanding 2009 and 2007 Notes for cash, and during the year ended December 31, 2010, we repurchased $21.0 million in principal amount of our 2008 and 2007 Notes for cash. The repurchases qualified for debt extinguishment accounting, resulting in a gain of $15.3 million in 2011 and a loss of $3.4 million in 2010, representing the difference between the carrying value of the notes repurchased and the principal repurchase price.

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of the 2008 Notes’ compound embedded derivative, the warrants issued in connection with the issuance of the 2008 Notes, the convertible hedge transaction in connection with our 2008 Notes, the 2009 Notes’ compound embedded derivative and the warrants issued to Comerica were each recorded as a derivative asset or liability and marked-to-market at each balance sheet date at which such warrants were outstanding. The change in fair value was recorded in the consolidated statement of comprehensive income as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $0.9 million and $0.1 million for the years ended December 31, 2011 and 2010 related to the change in fair value of our recorded derivative asset and liabilities.

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

Loss Attributed to Noncontrolling Interest in Consolidated Entities—Discontinued Operations

For the year ended December 31, 2010 we were considered the primary beneficiary of Galaxy Biofuels LLC (“Galaxy”) and consolidated its financial results. As a result, BP’s share of losses in Galaxy are reflected in our consolidated statements of comprehensive income as “Loss attributed to noncontrolling interests in consolidated entities.” Upon the completion of the sale of the LC business, BP became the sole investor in Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations in our consolidated financial statements.

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

For the year ended December 31, 2010, authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations attributed to the sale of our LC business, extraordinary items, other comprehensive income and items charged directly to stockholders’ equity. This allocation is referred to as intra-period tax allocation. As a result of net book income from discontinued operations, we recorded an income tax expense of $9.7 million during the year ended December 31, 2010. An income tax benefit from continuing operations of $9.7 million was recorded during December 31, 2010, resulting in overall annual income tax expense to zero.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of debt, asset sales and licensing and product sales. As of December 31, 2012, we had an accumulated deficit of approximately $582 million.

During the year ended December 31, 2012, we sold our oilseed processing business and additional assets to DSM for $37.0 million in proceeds. The proceeds were used to pay off our 2007 Notes on April 2, 2012 in an aggregate principal amount of $34.9 million plus accrued and unpaid interest.

On December 7, 2012 we entered into a credit agreement with Athyrium for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described further below, we are not required to make payments of principal for amounts outstanding under the term loan until the maturity. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property.

On October 5, 2012, we entered into a $10 million revolving credit facility with Comerica Bank, or Comerica, which was subsequently amended in connection with the Athyrium credit agreement to reduce the aggregate maximum amount that may be borrowed from $10 million to $7.5 million The credit facility has a maturity date of October 5, 2014. This credit facility will allow us to borrow up to $5.9 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to our landlord. The credit facility also immediately freed up $1.6 million in restricted cash which had previously secured the letter of credit. Advances under the credit facility bear interest at a daily adjusting LIBOR plus a margin of 4.75%.

As of December 31, 2012, we had available cash and cash equivalents of approximately $34.9 million, and restricted cash of $2.5 million, which we currently estimate is sufficient to fund our operations through at least the next 12 months.

Balance Sheet

Our consolidated assets have increased by $20.5 million to $93.8 million at December 31, 2012 from $73.3 million at December 31, 2011. This increase is primarily attributed to non-cash lease accounting for the construction of our corporate headquarters, which resulted in an increase to property and equipment of approximately $14.8 million. In accordance with applicable accounting guidance, we are the deemed accounting owner of the building and therefore are required to carry the asset on our balance sheet. Additionally, property and equipment, net of depreciation, increased $6.4 million primarily for the build out of our pilot bioprocess development plant and automation laboratory.

Our consolidated liabilities were flat at $63.1 million at December 31, 2012 and December 31, 2011. The increase of long term debt from the $22.5 million Athyrium term loan, draws on our equipment loan, and lease financing obligation of $14.6 million related to our facility lease, as described above, were offset in large part by the payoff of our $34.9 million convertible debt in April 2012.

Cash Flows Related to Operating, Investing and Financing Activities

For the year ended December 31, 2012 we used $10.0 million to fund our operations compared to $10.4 million for the year ended December 31, 2011. Although we had net income from continuing operations for the year ended December 31, 2012 of $18.3 million, $31.3 million of such amount was related to gain on the sale of the oilseed processing business. The remaining change in operating cash flows for the year ended December 31, 2012 primarily reflects a decrease in accounts receivable and accounts payable and accrued liabilities due to timing of cash receipts and payments, and a decrease in deferred revenue for the recognition of the Novus upfront fee.

Our investing activities for continuing operations provided net cash of $26.8 million for the year ended December 31, 2012 consisting of the net proceeds from the DSM transaction for the sale of our oilseed processing business offset by purchases of property and equipment primarily for our new building as well as the release of the $5.7 million in restricted cash from BP and our landlord. Total capital expenditures for the year totaled $10.0 million.

Our financing activities for continuing operations used cash of $10.4 million for the year ended December 31, 2012 due to the payment in full of our convertible debt offset by $24.1 million of proceeds from our new credit facility with Athyrium and equipment loan.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Lease financing obligation—San Diego (1)	$27,277	$622	$5,383	$5,711	$15,561
Facility lease—Cambridge, net (2)	124	124	0	0	0
Manufacturing costs to Fermic (3)	49,531	19,140	30,391	0	0
License and research agreements	430	70	140	120	100
Long Term Debt:
Equipment loan (4) (principal of $2.9 million and interest of $1.4 million)	4,334	437	874	874	2,149
Athyrium credit facility (5) (principal of $22.5 million and interest of $12.8 million)	35,274	2,588	5,176	27,510	0

Total Contractual Obligations	$116,970	$22,981	$41,964	$34,215	$17,810

(1)	On June 24, 2011, we signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months. The agreement includes the build out of the space and had a commencement date in June 2012. Rent is approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each anniversary of the first day of the first full month following the commencement date during the lease term. In addition to the tenant allowance included in the base rent, a second tenant allowance option in the amount of $1.5 million was exercised which must be paid back in monthly payments over the lease term of 126 months at a 9% interest rate, and is included in the above amounts. The lease agreement provides for abatement of base rent including tenant allowances so long as no default has occurred, starting with the seventh full month of the lease term through the end of the sixteenth month of the lease term. We are the deemed owner of the building for accounting purposes and therefore, the building is carried on our balance sheet as an asset, with a corresponding lease financing obligation included in our liabilities.
(2)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge. The closure was effective on March 31, 2011. We signed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.7 million from January 2013 through December 2013, the end of the lease term.
(3)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. This commitment represents 30 months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.
(4)	Pursuant to our facility lease, we made draws against our equipment loan for $2.9 million to help support the planned build-out of our research and bioprocess development laboratories and corporate headquarters in San Diego. The loan was intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for our new building. The facility is to be paid at an interest rate of 9% over a term of 126 months.
(5)	On December 7, 2012 we entered into a credit agreement with Athyrium for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described further below, we are not required to make payments of principal for amounts outstanding under the term loan until the maturity. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of December 31, 2012, under this agreement our minimum commitments to Fermic were approximately $49.5 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through December 31, 2012, we have incurred costs of approximately $23.2 million for property and equipment related to this agreement. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and remove manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $5 million of additional capital investments at Fermic over the next twelve months. These investments should enable us to improve both our manufacturing yields and the profitability of our enzymes over time.

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

Athyrium Credit Agreement

On December 7, 2012 we entered into a credit agreement with Athyrium for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term and, other than as described below, we are not required to make payments of principal for amounts outstanding under the term loan until maturity, December 7, 2017. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property.

Pursuant to the terms of the credit agreement, in the event of certain disposition transactions, we are required to apply 50% of the net cash proceeds from such transaction to prepay amounts outstanding under the term loan. We are required to apply 100% of the net cash proceeds from such transaction to prepay amounts outstanding under the term loan if the disposition transaction was done involuntarily. Additionally, subject to certain exceptions and annual caps, we are required to apply 50% of the net cash proceeds from any extraordinary event to prepay amounts outstanding under the term loan. Extraordinary events include pension plan reversions, proceeds of insurance, condemnation awards, indemnity payments and purchase price adjustments (but specifically excludes the sale of our equity securities). Prepayments of amounts outstanding under the term loan are subject to a 15% prepayment premium if made prior to December 7, 2014, or a lesser premium based on the number of months elapsed from December 1, 2014 if made after December 7, 2014.

The credit agreement includes limitations on our ability to, among other things, grant certain liens, make certain investments, incur certain debt, engage in certain mergers and acquisitions, dispose of assets, make certain restricted payments such as dividend payments, engage in any business not related to our current business strategy, enter into certain transactions with affiliates and insiders, enter into certain agreements that encumber or restrict our ability to satisfy our obligations under the credit agreement, use the proceeds from the term loan to purchase margin stock, make certain voluntary prepayments on outstanding debt, make certain fundamental changes to our corporate organization, make certain changes to our Comerica credit facility and permit our total revenues for any fiscal quarter to be less than $7.5 million, and contains usual and customary covenants for an arrangement of its type.

The events of default under the credit agreement include, among other things, payment defaults, breaches of covenants, material misrepresentations by us, bankruptcy events, judgments against us, certain violations of the Employee Retirement Income Security Act of 1974, the invalidity of any document entered into in connection with the term loan, the occurrence of an event of default under the Comerica credit facility, and the occurrence of a change of control. We recently obtained a waiver from Athyrium under the credit agreement for defaults caused by the restatement of certain of our historical financial statements which is more fully described elsewhere in this Annual Report on Form 10-K. In the event of future defaults under the credit agreement for which we are not able to obtain waivers, Athyrium may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate the credit agreement and term loan on terms less favorable to us, or to immediately cease operations. In the event of future defaults, Athyrium may, among other remedies, declare due all unpaid principal and interest outstanding and exercise all other rights and remedies available to it under the credit agreement.

Comerica Credit Facility

On October 5, 2012, we entered into a $10 million revolving credit facility with Comerica. The credit facility has a maturity date of October 5, 2014. On December 7, 2012, in connection with the Athyrium credit agreement, certain provisions of the Comerica credit facility were amended to reflect the credit agreement with Athyrium, including the aggregate maximum amount that may be borrowed by us was reduced from $10 million to $7.5 million. The credit facility is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $7.5 million or (ii) 80% of certain eligible domestic accounts receivable held by us that arise in the ordinary course of our business and 90% of eligible foreign accounts receivable held by us that arise in the ordinary course of our business, in each case, reduced by the aggregate face amount of any outstanding letters of credit and the aggregate limits and credit card processing reserves in respect of any corporate credit cards issued to us. Advances under the credit facility bear interest at a daily adjusting LIBOR plus a margin of 4.75%.

The Comerica credit facility allows us to borrow up to $5.9 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to our landlord. The credit facility contains financial covenants that require minimum tangible net worth of not less than $10 million plus an escalation of 50% of any equity proceeds received by us from the sale of our equity securities up to an aggregate increase of no more than $5 million and minimum cash levels which must be met on an ongoing basis.

Subject to certain exceptions, all borrowings under the credit facility are secured by substantially all of our accounts receivable and inventory.

The credit facility includes limitations (subject to customary baskets and exceptions) on our ability to, among other things, dispose of assets, move cash balances on deposit with Comerica to another depositary, engage in any business not related to our current business strategy, engage in certain mergers and acquisitions, incur debt, grant liens, make certain restricted payments such as dividend payments, make certain investments, enter into certain transactions with affiliates, make payments on subordinated debt, and store inventory or equipment with certain third parties, and contains usual and customary covenants for an arrangement of its type.

The events of default under the credit facility include, among other things, payment defaults, breaches of covenants, the occurrence of a material adverse change in our business, judgments against us, material misrepresentations by us and bankruptcy events. On March 29, 2013, we received a letter from Comerica stating that Comerica intends to work with us, within 45 days, a waiver under the credit facility for defaults caused by the restatement of certain of the Company’s historical financial statements which is more fully described elsewhere in this Annual Report on Form 10-K. If Comerica does not issue the waiver, or in the event of future defaults, Comerica may, among other remedies, eliminate its commitment to make further credit available, declare due all unpaid principal amounts outstanding, and foreclose on all collateral to satisfy any unpaid obligations. As of December 31, 2012, we had a $1.6 million letter of credit, and no borrowings, outstanding under the credit facility. If Comerica does not issue the waiver, we intend to terminate the Credit Facility with Comerica to prevent a cross-default under the Athyrium credit agreement, at which time we would likely be required to cash-secure our $1.6 million letter of credit.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably expected to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We recognize revenue related to the sale of our inventory as we ship or deliver products, provided all other revenue recognition criteria have been met. We recognize revenue from products sold through distributors or other third-party arrangements upon shipment of the products, if the distributor has a right of return, provided that (a) the price is substantially fixed and determinable at the time of sale; (b) the distributor’s obligation to pay us is not contingent upon resale of the products; (c) title and risk of loss passes to the distributor at time of shipment; (d) the distributor has economic substance apart from that provided by us; (e) we have no significant obligation to the distributor to bring about resale of the products; and (f) future returns can be reasonably estimated. For any sales that do not meet all of the above criteria, revenue is deferred until all such criteria have been met. We include revenue from our royalty on operating profit in product revenues on the statement of comprehensive income. We recognize royalty revenues calculated as a share of profits, as defined by the agreement under which such royalties are paid, during the quarter in which such revenues are earned based on calculations provided by our partner. To date, we have generated a substantial portion of our product revenues, including royalty, through our agreements with DuPont. We may record our quarterly royalty based on estimates from DuPont, and the final calculation of the royalty is sometimes finalized in the subsequent quarter; accordingly, we are subject to potential adjustments to our actual royalty from quarter-to-quarter.

We have contracted with Genencor, a subsidiary of DuPont, to serve as a second-source manufacturer of Phyzyme® XP phytase. Under current accounting guidance, product manufactured for us by Genencor is recognized on a net basis equal to the royalty received from DuPont, as all the following indicators of net revenue reporting are met: (i) the third party is the obligor; (ii) the amount earned is fixed; and (iii) the third party maintains inventory risk, as compared to the full value of the manufacturing costs plus royalty we currently recognize for Phyzyme® XP phytase we manufacture.

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

Lease Financing Obligation

On June 24, 2011, we entered into a lease with ARE-John Hopkins Court LLC for our corporate headquarters in San Diego, California. At the time the lease documents were signed, the building was only partially completed and had to undergo a period of construction that included structural improvements before we could occupy the space. Management concluded that based on the terms of the lease agreement, we had substantially all of the construction period risks and should be deemed the accounting owner of the building asset during the construction period. Furthermore, upon completion of construction of the building, we did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities; therefore, the lease should be accounted for as a financing obligation commencing at the inception of the lease in June 2011 in accordance with ASC 840, “Accounting for Leases.”

Under ASC 840, we are required to record the property at the fair value on the date of the lease execution, net of the land value, with a corresponding lease financing obligation. The property value and lease financing obligation are increased throughout the construction period for all costs incurred by the lessor (the legal owner of the building.) When the lease commences, the property begins depreciation and the financing liability is reduced by lease payments and accreted based upon our incremental borrowing rate. The financing liability balance at the end of the lease term will approximate the net book value of the building to be relinquished to the lessor.

The following assumptions were estimated to properly account for the property and related lease financing obligations:

•	We estimated the fair value of the land and building as of the date of lease execution based on the adjusted sales price of comparable sales in the area.

•

We determined the useful life of the asset additions as either correlating to the life of the lease (10.5 years) or the life of the building (40 years). Based upon these lives, we calculated the residual value of the property.

•

We determined the incremental borrowing rate based on amounts assumed to be available under a working capital line of credit, secured financing that would be available at market terms for a similar property, and other unsecured borrowings available to us at the inception of the lease.

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

At inception, we perform an assessment of all embedded features of a debt instrument to determine if 1) such features should be bifurcated and separately accounted for, and, 2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability. The fair value of the embedded feature is measured initially, included as a liability on the balance sheet, and remeasured each reporting period. Any changes in fair value are recorded in the statement of comprehensive income. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

We accounted for the conversion of our 2008 Notes in accordance with authoritative accounting guidance, which states that upon conversion the difference between the carrying value of the converted 2008 Notes and the fair value of the common stock delivered to the noteholders is recorded as a gain (loss) on debt extinguishment in our consolidated statement of comprehensive income.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Our deferred tax assets at December 31, 2012 were fully offset by a valuation allowance.

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

Pursuant to Item 305(e) of Regulation S-K, we have elected not to provide the information called for by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Verenium Corporation

We have audited the accompanying consolidated balance sheets of Verenium Corporation as of December 31, 2012 and 2011 (restated), and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2012, December 31, 2011 (restated) and December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verenium Corporation at December 31, 2012 and 2011 (restated), and the consolidated results of its operations and its cash flows for the years ended December 31, 2012, December 31, 2011 (restated) and December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to correct an error for the improper application of Accounting Standards Codification No. 840, “Accounting for Leases” for the Company’s new headquarters and laboratory space.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Verenium Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

April 1, 2013

VERENIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2012	December 31, 2011
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$34,875	$28,759
Restricted cash	2,500	5,000
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at December 31, 2012 and 2011	10,577	11,371
Inventories, net	5,311	6,323
Other current assets	3,039	2,499

Total current assets	56,302	53,952
Property and equipment, net	36,798	15,611
Restricted cash	0	3,200
Other long term assets	676	509

Total assets	$93,776	$73,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,573	$8,543
Accrued expenses	5,693	6,627
Deferred revenue	1,929	4,137
Convertible debt, at face value	0	34,851
Other current liabilities	428	692

Total current liabilities	15,623	54,850
Long term debt, at carrying value, net of current portion (face value of $25.2 million at December 31, 2012)	24,861	0
Lease financing obligation, net of current portion	22,020	7,135
Other long term liabilities	619	1,160

Total liabilities	63,123	63,145
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	0	0
Common stock—$0.001 par value; 245,000 shares authorized at December 31, 2012 and 2011; 12,783 and 12,611 shares issued and outstanding at December 31, 2012 and 2011	13	12
Additional paid-in capital	612,884	610,572
Accumulated deficit	(582,244)	(600,457)

Total stockholders’ equity	30,653	10,127

Total liabilities and stockholders’ equity	$93,776	$73,272

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
		As Restated
Revenue:
Product	$43,355	$55,995	$50,351
Contract manufacturing	5,547	0	0
Collaborative and license	8,269	5,272	1,722

Total revenue	57,171	61,267	52,073

Operating (income) expenses:
Cost of product and contract manufacturing revenue	32,096	34,481	31,715
Research and development	15,060	11,038	6,198
Selling, general and administrative	19,567	18,991	27,662
Gain on sale of oilseed processing business	(31,278)	0	0
Restructuring charges	30	2,943	0

Total operating expenses	35,475	67,453	65,575

Income (loss) from operations	21,696	(6,186)	(13,502)
Other income and expenses:
Other income (expense), net	(567)	56	(24)
Interest expense	(2,086)	(3,088)	(7,457)
Gain (loss) on debt extinguishment upon repurchase of convertible notes	0	15,349	(3,384)
Loss on net change in fair value of derivative assets and liabilities	(548)	(869)	(145)
Gain on debt extinguishment upon conversion of convertible notes	0	0	598

Total other income and (expenses), net	(3,201)	11,448	(10,412)

Net income (loss) from continuing operations before income taxes	18,495	5,262	(23,914)
Income tax (provision) benefit	(226)	368	9,748

Net income (loss) from continuing operations	18,269	5,630	(14,166)
Net (loss) income from discontinued operations, net of $55.9 million gain on divestiture of discontinued operations, net of income tax of $9.7 million for the year ended December 31, 2010	(56)	(112)	8,816

Net income (loss)	18,213	5,518	(5,350)
Less: Loss attributed to noncontrolling interests in consolidated entities— discontinued operations	0	0	25,283

Net income attributed to Verenium Corporation	$18,213	$5,518	$19,933

Net income (loss) per share, basic:
Continuing operations	$1.44	$0.45	$(1.15)

Discontinued operations	$0.00	$(0.01)	$0.72

Attributed to Verenium Corporation	$1.43	$0.44	$1.62

Net income (loss) per share, diluted:
Continuing operations	$1.41	$0.45	$(1.15)

Discontinued operations	$0.00	$(0.01)	$0.72

Attributed to Verenium Corporation	$1.41	$0.44	$1.62

Shares used in calculating net income (loss) per share, basic	12,693	12,608	12,321

Shares used in calculating net income (loss) per share, diluted	12,933	12,608	12,321

Comprehensive income	$18,213	$5,518	$19,933

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	11,821	$12	$604,571	$(630,032)	$55,651	$30,202
Net income	0	0	0	19,933	(25,283)	(5,350)
Capital contributions for noncontrolling interests in consolidated entities	0	0	0	0	23,871	23,871
Issuance of common stock under stock plans, net of stock award forfeitures	16	0	15	0	0	15
Issuance of common stock from convertible debt	773	0	3,227	0	0	3,227
Deconsolidation of Vercipia Biofuels LLC upon the adoption of authoritative accounting guidance	0	0	0	4,124	(10,651)	(6,527)
Sale of noncontrolling interest	0	0	0	0	(43,588)	(43,588)
Share-based compensation	0	0	1,320	0	0	1,320

Balance at December 31, 2010	12,610	12	609,133	(605,975)	0	3,170
Net income (As Restated)	0	0	0	5,518	0	5,518
Issuance of common stock under stock plans, net of stock award forfeitures	1	0	2	0	0	2
Share-based compensation	0	0	1,437	0	0	1,437

Balance at December 31, 2011 (As Restated)	12,611	12	610,572	(600,457)	0	10,127
Net income	0	0	0	18,213	0	18,213
Issuance of common stock under stock plans, net of stock award forfeitures	172	1	500	0	0	501
Derecognition of warrant derivative liability	0	0	744	0	0	744
Share-based compensation	0	0	1,068	0	0	1,068

Balance at December 31, 2012	12,783	$13	$612,884	$(582,244)	$0	$30,653

See accompanying notes.

VERENIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
		As Restated
Operating activities:
Net income (loss)	$18,213	$5,518	$(5,350)
Net (income) loss from discontinued operations	56	112	(8,816)

Net income (loss) from continuing operations	18,269	5,630	(14,166)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	2,195	1,348	1,747
Reserve for uncollectible accounts receivable	0	0	(111)
Share-based compensation	1,068	1,347	1,091
(Gain) loss on extinguishment of debt upon repurchase of convertible notes	0	(15,349)	3,384
(Amortization) accretion of debt net premium/discount from convertible notes	81	(140)	825
Gain on debt extinguishment upon conversion of convertible notes	0	0	(598)
Loss on net change in fair value of derivative assets and liabilities	548	869	145
Gain on sale of oilseed processing business	(31,278)	0	0
Non-cash restructuring charges	20	532	0
Non-cash income tax benefit	0	(368)	(9,748)
Change in operating assets and liabilities:
Accounts receivable	794	(4,663)	(39)
Inventories	1,012	(1,007)	(2,730)
Other assets	110	1,165	2,894
Accounts payable and accrued liabilities	(357)	(2,929)	8,020
Deferred revenue	(2,471)	3,175	309

Net cash used in operating activities of continuing operations	(10,009)	(10,390)	(8,977)
Investing activities:
Proceeds from sale of oilseed processing business, net of transaction costs paid	31,183	0	0
Proceeds from sale of LC business	0	0	96,026
Purchases of property and equipment, net	(10,046)	(5,396)	(1,554)
Restricted cash	5,700	(3,200)	5,400

Net cash provided by (used in) investing activities of continuing operations	26,837	(8,596)	99,872
Financing activities:
Principal payments on debt obligations	(34,851)	(38,645)	(20,568)
Lease financing obligation payments	(127)	0	0
Proceeds from sale of common stock and warrants	501	2	15
Proceeds from issuance of debt, net of issuance costs	24,063	(355)	0

Net cash used in financing activities of continuing operations	(10,414)	(38,998)	(20,553)
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(298)	(1,186)	(32,490)
Net cash used in investing activities of discontinued operations	0	0	(3,375)
Net cash provided by financing activities of discontinued operations	0	0	28,608

Net cash used in discontinued operations	(298)	(1,186)	(7,257)

Net increase (decrease) in cash and cash equivalents	6,116	(59,170)	63,085
Cash and cash equivalents at beginning of year	28,759	87,929	24,844

Cash and cash equivalents at end of year	$34,875	$28,759	$87,929

Supplemental disclosure of cash flow information:
Interest paid	$1,986	$3,386	$4,090

Supplemental disclosure of non-cash activities:
Conversions of convertible senior notes to common stock	$0	$0	$2,200

Property acquired under lease financing obligation	$14,756	$7,391	$0

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

Basis of Presentation

Upon the completion of the sale of the ligno cellulosic business (“LC business”) in September 2010, BP Biofuels North America, or BP, acquired all of the capital stock of the Company’s wholly-owned subsidiary, Verenium Biofuels Corporation, and became the sole investor in Galaxy Biofuels LLC, or Galaxy, and Vercipia Biofuels LLC, or Vercipia, the two joint ventures previously formed by the Company and BP. As a result, the Company’s continuing operations reflect only the financial statements of Verenium Corporation, and all results for Vercipia and Galaxy are reflected within discontinued operations on the Company’s consolidated financial statements. During 2010 through the date of the sale to BP, the Company consolidated the financial statements of Galaxy and accounted for Vercipia under the equity method.

The results of operations and assets and liabilities associated with the sale of the Company’s LC business in September 2010 have been reclassified and presented as discontinued operations in the accompanying consolidated statements of comprehensive income and balance sheets for current and all prior periods presented. The results of operations and assets and liabilities associated with the sale of the oilseed processing business to DSM Food Specialties B.V. (“DSM”) in March 2012 are included in continuing operations in the accompanying consolidated statements of comprehensive income and balance sheets for the current period and all prior periods presented.

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

Restricted Cash

As more fully described in Note 10, the Company has $2.5 million of cash in escrow pursuant to the terms of the sale of the LC business to BP, which is reflected as restricted cash within current assets on the Company’s Consolidated Balance Sheet as of December 31, 2012.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out method, and includes material, labor, and factory overhead. If necessary, the Company adjusts its inventories by an estimated allowance for excess and obsolete inventories. The determination of the need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as judgments, quality control testing data, and assumptions about the likelihood of obsolescence. The Company maintained a valuation allowance of $0.9 million and $0.2 million at December 31, 2012 and 2011.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method, or the lease term for leasehold improvements. The Company’s leased corporate headquarters and laboratory building in San Diego is capitalized and included in property and equipment based upon authoritative accounting guidance, pursuant to which the Company is the deemed owner of the building for accounting purposes. Building and building improvements are depreciated over a useful life of 40 years.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded depreciation expense from continuing operations of $2.2 million, $1.3 million and $1.7 million.

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

Derivative Financial Instruments

The Company’s warrants issued in October 2009 in connection with the sale of 2.2 million shares of the Company’s common stock (Note 11) and the warrants issued on December 7, 2012 to Athyrium (Note 5) have been accounted for in accordance with applicable authoritative guidance for derivative instruments which required identification of certain embedded features to be bifurcated and accounted for as derivative assets or liabilities. The warrants issued in October 2011 in conjunction with the Comerica credit facility contained a provision that allowed for price protection within six months of the warrants issuance date, or April 19, 2012

(Note 5). As a result of this provision, the warrants were required to be accounted for as a derivative liability. Upon the expiration of the provision on April 19, 2012, the fair market value of the warrants was reclassified to stockholders’ equity.

Additionally, prior to the repurchase of the 8% Senior Convertible Notes due April 1, 2012, or 2008 Notes, during the year ended December 31, 2010 and the 9% Convertible Senior Secured Notes due April 2027, or 2009 Notes, during the year ended December 31, 2011, certain provisions and warrants were accounted for as derivative financial instruments of the 2008 Notes and 2009 Notes.

The derivative assets and liabilities associated with the warrants described above were initially recorded at fair value and then at each reporting date, the change in fair value was recorded in the statement of comprehensive income.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The Company establishes a valuation allowance against its net deferred tax assets to reduce them to the amount expected to be realized.

The Company assesses the recoverability of its deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of its net deferred tax assets will be realized in future periods. This assessment requires significant judgment. The Company does not recognize current and future tax benefits until it is more likely than not that its tax positions will be sustained. In general, any realization of its net deferred tax assets will reduce its effective rate in future periods.

During the year ended December 31, 2012, a provision of $0.2 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $31.3 million taxable gain from the sale of the oilseed processing business to DSM. The Company currently believes it has available federal and California net operating loss carryforwards, or NOLs, to fully offset its taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

Segment Reporting

The Company operates in one operating segment, industrial enzymes, with four product lines: animal health and nutrition, grain processing, oilfield services and other industrial processes. The animal health and nutrition product line includes the Company’s Phyzyme® XP phytase enzyme. The grain processing product line includes the Company’s Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ and DELTAZYM® GA L-E5 enzymes. The oilfield services product line includes the Company’s Pyrolase® cellulase, Pyrolase® HT Cellulase and Eradicake™ aplha-amylase enzymes. The Company also generates nominal product revenue from its oilfield services and industrial processes product lines, for use in other specialty industrial processes.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$37,375	$0	$0	$37,375	$36,959	$0	$0	$36,959

Liabilities:
Derivative—warrants (2)	$0	$0	$3,909	$3,909	$0	$0	$347	$347

(1)	Included in cash and cash equivalents and restricted cash on the accompanying consolidated balance sheets.
(2)	Represents warrants issued in February 2008 related to the 2008 Notes, October 2009 related to the public offering, October 2011 related to the Comerica credit facility and December 2012 related to the Athyrium credit agreement, all of which qualified for liability accounting.

•

The warrants issued in 2008 had a fair value of zero as of December 31, 2012 and December 31, 2011, calculated using the Black-Scholes Merton methodology using significant unobservable inputs consistent with the inputs used for the Company’s share-based compensation expense adjusted for the warrants’ expected life (Level 3)

•

The warrants issued in 2009 had a fair value of less than $0.1 million as of December 31, 2012 and December 31, 2011, and were classified within other long term liabilities, calculated using the Black-Scholes Merton methodology using significant unobservable inputs consistent with the inputs used for the Company’s share-based compensation expense adjusted for the warrants’ expected life (Level 3).

•

The warrants issued in October 2011 in conjunction with the Comerica credit facility contained a provision that allowed for identical price-based anti-dilution protection to any equity-based security of the Company issued to any non-affiliate of the Company within six months of the warrants issuance date, or April 19, 2012. As a result of this provision, the warrants were required to be accounted for as a derivative liability. The warrants had a fair value of $0.3 million as of December 31, 2011, and were classified within other long term liabilities, using the Black-Scholes Merton methodology using significant unobservable inputs consistent with the inputs used for the Company’s share-based compensation expense adjusted for the warrants expected life (Level 3). Black-Scholes Merton methodology was deemed appropriate as the probability of the Company triggering the provision to a non-affilitate was deemed de minimis. Upon the expiration of the provision on April 19, 2012, the fair market value of the warrants of $0.7 million was reclassed to stockholders’ equity.

•

The warrants issued in December 2012 had a fair value of $3.9 million as of December 31, 2012, and are included in long term debt carrying value. The warrants are valued using a risk-neutral Monte Carlo valuation model, in order to capture the warrants’ anti-dilution protection features. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the warrants. The expected life of the warrants is based on their remaining contractual term. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion. In order to take into account the warrants’ anti-dilution provisions, Management’s expectations regarding the potential timing and likelihood of future financings are incorporated in the model.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2012 (in thousands):

Derivative Liability – Warrants
Balance at January 1, 2012	$347
Issuance of derivative liability (1)	3,758
Adjustment for change in classification from liability to stockholders’ equity (2)	(744)
Adjustment to fair value included in earnings (3)	548

Balance at December 31, 2012	$3,909

(1)	Represents the warrants issued to Athyrium as part of credit agreement entered into on December 7, 2012.
(2)	Represents the reclassification of warrants issued to Comerica into stockholders’ equity upon the expiration of price based anti-dilution protection provision on April 19, 2012.
(3)	The derivatives were revalued at the end of each reporting period and the resulting difference is included in the results of operations. The net adjustment to fair value is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying consolidated statements of comprehensive income.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of December 31, 2012, the Company had $2.2 million in current and long-term deferred revenue, of which $1.8 million related to funding from collaborative partners and $0.4 million related to product sales.

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

The Company recognizes revenue from royalties calculated as a share of profits from DuPont Nutrition Biosciences ApS (“DuPont”), a division of E. I. du Pont de Nemours and Company, during the quarter in which such revenue is earned. DuPont markets products based on the Company’s Phyzyme® XP phytase enzyme. Revenue from royalties calculated as a share of operating profit, as defined in the agreement, is recognized generally upon shipment of Phyzyme® XP phytase by DuPont to their customers, based on information provided by DuPont. Revenue from royalties is included in product revenue in the consolidated statements of comprehensive income.

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

Cost of Product Revenue

Cost of product revenue includes both internal and third-party fixed and variable costs including materials and supplies, labor, facilities, idle capacity charges and other overhead costs associated with its product and contract manufacturing revenues. The Company expenses the cost of idle manufacturing capacity to cost of product revenue as incurred. Shipping and handling costs are included in cost of product revenue.

Share-Based Compensation

The Company’s share-based compensation policy requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of comprehensive income based on their fair values.

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

Computation of basic net income (loss) per share for the three years ended December 31, 2012 was as follows (in thousands):

	2012	2011	2010
	As Restated
Numerator
Net income (loss) from continuing operations	$18,269	$5,630	$(14,166)

Net income (loss) from discontinued operations	$(56)	$(112)	$8,816

Net income attributed to Verenium Corporation	$18,213	$5,518	$19,933

Denominator
Weighted average shares outstanding during the period	12,693	12,612	12,325
Less: Weighted average unvested restricted shares outstanding	0	(4)	(4)

Weighted average shares used in computing basic net income (loss) per share	12,693	12,608	12,321

Net income (loss) per share, basic:
Continuing operations	$1.44	$0.45	$(1.15)

Discontinued operations	$0.00	$(0.01)	$0.72

Attributed to Verenium Corporation	$1.43	$0.44	$1.62

In accordance with the treasury stock method, for the years ended December 31, 2011 and 2010, convertible debt was deemed to be antidilutive as its interest per common share obtainable on conversion exceeds basic net income per share, and the average stock price was below the price of outstanding options and outstanding warrants, and so the outstanding options and warrants were deemed to be antidilutive. As such, diluted net income per share equaled basic net income per share for the year ended December 31, 2011 and 2010. Computation of diluted net income per share for the year ended December 31, 2012 was as follows (in thousands):

Year Ended December 31, 2012
Numerator
Net income from continuing operations	$18,269

Net loss from discontinued operations	$(56)

Net income attributed to Verenium Corporation	$18,213

Denominator
Weighted average shares used in computing basic net income per share	12,693
Plus: Effect of dilutive potential common shares from:
Stock options, awards and warrants	240

Diluted weighted average common shares outstanding	12,933

Net income per share, diluted:
Continuing operations	$1.41

Discontinued operations	$0.00

Attributed to Verenium Corporation	$1.41

For the year ended December 31, 2012, potentially dilutive securities covering 3.7 million shares related to warrants and 1.7 million shares related to stock options to purchase our common stock were not included in the diluted net income per share calculations because they had exercise prices less than the market value of the Company’s common stock, and therefore would be antidilutive.

2.    Restatement

The Company is restating its previously issued consolidated balance sheet for the year ended December 31, 2011 to correct an error for the improper application of Accounting Standards Codification No. 840, “Accounting for Leases” for the Company’s new headquarters and laboratory space.

On June 24, 2011, the Company entered into the lease with ARE-John Hopkins Court LLC (“landlord” or “lessor”). At the time the lease documents were signed, the building was only partially completed and had to undergo a period of construction that included structural improvements before the Company could occupy the space. As set forth in ASC 840-40-55, “The Effect of Lessee Involvement in Asset Construction, (previously EITF 97-10),” the form of a lessee’s involvement during the construction period raises questions about whether the lessee is, solely for accounting purposes, acting as an agent for the owner/lessor or is, in substance, the owner of the asset during the construction period. For accounting purposes, a lessee is considered the owner of a construction project during the construction period if the lessee has substantially all of the construction period risks. If, at any time during the construction period, the present value of amounts that could be due to the landlord is 90% or more of the total qualifying project costs incurred to date or violates any one or more of six “special” provisions, then the lessee would be deemed to have substantially all of the construction period risk and be deemed the accounting owner.

The Company initially determined that it should not have been deemed the owner for accounting purposes of the building and that the lease should be accounted for as an operating lease. During the 2012 audit, the Company concluded that based on the terms of the lease agreement, the Company had substantially all of the construction period risks and should be deemed the accounting owner of the asset during the construction period. Furthermore, upon completion of construction of the building in June 2012, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities; therefore, the lease should have been accounted for as a financing obligation commencing at the inception of the lease in June 2011.

Under ASC 840, the Company is required to record an asset representing the total cost of the buildings and improvements, paid by the lessor (the legal owner of the building), with a corresponding lease financing obligation. The assets will be depreciated over the term of the lease, and rental payments will be treated as principal and interest payments on the lease financing obligation. The lease financing obligation balance at the end of the lease term will approximate the net book value of the building to be relinquished to the lessor. The corrections impact the classification of cash flows from operations and financing activities, but have no impact on net increase or decrease in cash and cash equivalents reported in the Company’s consolidated statement of cash flows. The Company assessed the impact of the revisions on its annual consolidated financial statements for the year ended December 31, 2011 and determined that the impact to the consolidated financial statements was material and should be restated under generally accepted accounting principles (“GAAP”). In connection with the restatement, the Company also corrected certain immaterial amounts related to warrants issued in 2011, see Note 10, and other immaterial error corrections. The Company has also adjusted its consolidated statements of cash flows for the year ended December 31, 2011 to correct amounts previously reflected as cash paid for equipment purchases related to its new facility for the year ended December 31, 2011, but for which the cash had not been paid as of December 31, 2011. The adjustment had no impact on the reported cash and cash equivalents as of December 31, 2012 and 2011. The revised consolidated financial information as of December 31, 2011 included in this Annual Report on Form 10-K has been labeled as “As Restated.”

The following tables presents the impact of the revisions on the Company’s previously issued financial statements for the year ended December 31, 2011 (in thousands):

	December 31, 2011
	Previously Reported	Adjustments (1)	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,759	$0	$28,759
Restricted cash	5,000	0	5,000
Accounts receivable, net	11,371	0	11,371
Inventories, net	6,323	0	6,323
Other current assets	2,396	103	2,499

Total current assets	53,849	103	53,952
Property and equipment, net	7,806	7,805	15,611
Restricted cash	3,200	0	3,200
Other long term assets	482	27	509

Total assets	$65,337	$7,935	$73,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,543	$0	$8,543
Accrued expenses	6,519	108	6,627
Deferred revenue	4,137	0	4,137
Convertible debt, at carrying value	34,851	0	34,851
Other current liabilities	436	256	692

Total current liabilities	54,486	364	54,850
Lease financing obligation, net of current portion	0	7,135	7,135
Other long term liabilities	906	254	1,160

Total liabilities	55,392	7,753	63,145
Stockholders’ equity:
Common stock	12	0	12
Additional paid-in capital	610,781	(209)	610,572
Accumulated deficit	(600,848)	391	(600,457)

Total stockholders’ equity	9,945	182	10,127

Total liabilities and stockholders’ equity	$65,337	$7,935	$73,272

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments, including certain amounts related to warrants issued in 2011, that were not reflected in the previously reported numbers. Additionally, certain reclassifications have been made to the consolidated balance sheet to conform to the current presentation as of December 31, 2012.

	Consolidated Statements of Comprehensive Income For The Year Ended December 31, 2011
	Previously Reported	Adjustments(1)	As Restated
	(amounts in thousands, except per share data)
Revenue:
Product	$55,995	$0	$55,995
Collaborative and license	5,272	0	5,272

Total revenue	61,267	0	61,267

Operating expenses:
Cost of product and contract manufacturing revenue	34,481	0	34,481
Research and development	10,986	52	11,038
Selling, general and administrative	19,365	(374)	18,991
Restructuring charges	2,943	0	2,943

Total operating expenses	67,775	(322)	67,453

Income (loss) from operations	(6,508)	322	(6,186)
Other income and expenses:
Other income, net	56	0	56
Interest expense	(3,062)	(26)	(3,088)
Gain on debt extinguishment upon repurchase of convertible notes	15,349	0	15,349
Loss on net change in fair value of derivative assets and liabilities	(964)	95	(869)

Total other income, net	11,379	69	11,448

Net income from continuing operations before income taxes	4,871	391	5,262
Income tax benefit	368	0	368

Net income from continuing operations	5,239	391	5,630
Net loss from discontinued operations	(112)	0	(112)

Net income attributed to Verenium Corporation	$5,127	$391	$5,518

Net income per share, basic:
Continuing operations	$0.42	$0.03	$0.45

Discontinued operations	$(0.01)	$0.00	$(0.01)

Attributed to Verenium Corporation	$0.41	$0.03	$0.44

Net income per share, diluted:
Continuing operations	$0.42	$0.03	$0.45

Discontinued operations	$(0.01)	$0.00	$(0.01)

Attributed to Verenium Corporation	$0.41	$0.03	$0.44

Shares used in calculating net income per share, basic	12,608	0	12,608

Shares used in calculating net income per share, diluted	12,608	0	12,608

Comprehensive income	$5,127	$391	$5,518

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers.

	Consolidated Statement of Cash Flows For the Year Ended December 31, 2011
	Previously Reported	Adjustments(1)	As Restated
	(in thousands)
Operating Activities:
Net income	$5,127	$391	$5,518
Net loss from discontinued operations	112	0	112

Net income from continuing operations	5,239	391	5,630
Adjustments to reconcile net income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,348	0	1,348
Share-based compensation	1,347	0	1,347
Loss on extinguishment of debt	(15,349)	0	(15,349)
Amortization of debt net premium/discount from convertible notes	(140)	0	(140)
Loss on net change in fair value of derivative assets and liabilities	964	(95)	869
Non-cash restructuring charges	532	0	532
Non-cash income tax benefit	(368)	0	(368)
Change in operating assets and liabilities:
Accounts receivable	(4,663)	0	(4,663)
Inventories	(1,007)	0	(1,007)
Other assets	785	380	1,165
Accounts payable and accrued liabilities	(1,464)	(1,465)	(2,929)
Deferred revenue	3,175	0	3,175

Net cash used in operating activities of continuing operations	(9,601)	(789)	(10,390)
Investing activities:
Purchases of property and equipment, net	(6,540)	1,144	(5,396)
Restricted cash	(3,200)	0	(3,200)

Net cash used in investing activities of continuing operations	(9,740)	1,144	(8,596)
Financing activities:
Principal payments on debt obligations	(38,645)	0	(38,645)
Proceeds from sale of common stock and warrants	2	0	2
Proceeds from issuance of debt, net of issuance costs	0	(355)	(355)

Net cash used in financing activities of continuing operations	(38,643)	(355)	(38,998)
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(1,186)	0	(1,186)

Net cash used in discontinued operations	(1,186)	0	(1,186)

Net decrease in cash and cash equivalents	(59,170)	0	(59,170)
Cash and cash equivalents at beginning of year	87,929	0	87,929

Cash and cash equivalents at end of year	$28,759	$0	$28,759

Supplemental disclosure of cash flow information:
Interest paid	$3,386	$0	$3,386

Supplemental disclosure of non-cash activities:
Property acquired under lease financing obligations	$0	$7,391	$7,391

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers. The adjustments also correct amounts previously reflected as cash paid for equipment purchases related to its new facility, but for which the cash had not been paid as of the balance sheet date.

3.    Discontinued Operations

On September 2, 2010, the Company completed the sale of its LC business to BP Biofuels North America LLC (“BP”) pursuant to an asset purchase agreement. The transaction resulted in net cash proceeds to the Company of $96.0 million.

The consolidated financial statements for the year ended December 31, 2010 includes the accounts of the Company and its previously jointly owned subsidiary, Galaxy, which was determined to be variable interest entities. As a result, the Company’s consolidated statement of comprehensive income includes a line item “Loss attributed to noncontrolling interests in consolidated entities— discontinued operations” which reflects BP’s share of Galaxy losses for the year ended December 31, 2010. Upon the completion of the sale of the LC business, BP became the sole investor in both Galaxy. As a result, all results for Galaxy are reflected separately as discontinued operations on the Company’s consolidated financial statements.

The results of operations from discontinued operations for the three years ended December 31, 2012 are set forth below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Grant	$0	$0	$7,487
Collaborative	0	0	185

Total revenue	0	0	7,672

Operating expenses:
Research and development	0	(13)	38,060
Selling, general and administrative	56	125	6,952

Total operating expenses	56	112	45,012

Loss from discontinued operations	(56)	(112)	(37,340)
Gain on sale of LC Business	0	0	55,904
Income tax provision	0	0	(9,748)

Net (loss) income from discontinued operations	$(56)	$(112)	$8,816

As more fully described in Note 10, $5.0 million of the purchase price was placed in escrow to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the asset purchase agreement. The escrow agent disbursed $2.5 million to the Company during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The remaining $2.5 million in escrow is reflected as restricted cash within current assets on the Company’s consolidated balance sheet as of December 31, 2012.

4.    DSM Asset Purchase Agreement

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

As of the sale and close date of the agreements, March 23, 2012, the Company determined that the oilseed processing business and the alpha-amylase product and xylanase enzyme licenses had been fully delivered, and, as such, a net gain on sale of $31.3 million was recognized for the sale of the oilseed processing business and license revenue of $1.5 million was recognized as revenue. As of December 31, 2012, the Company had $0.9 million in deferred revenue attributed to DSM.

Based on proportional performance of efforts performed during the year ended December 31, 2012, a total of $1.3 million was recognized as revenue for the year ended December 31, 2012 pursuant to the DSM asset purchase agreement, primarily related to the transition services agreement and gene library efforts.

The $31.3 million gain on sale of oilseed processing business was calculated as the difference between the allocated consideration amount for the oilseed processing business and the net carrying amount of the assets and assumed liabilities transferred to DSM. The following sets forth the net assets and liabilities and calculation of the gain on sale as of the disposal date (in thousands):

Consideration received	$37,000
Carrying value of assets:
Assets	(33)
Liabilities	333

Carrying value	300
Transaction costs	(3,160)
Allocated license revenue for alpha-amylase and xylanase enzyme	(1,520)
Deferred revenue associated with undelivered elements	(1,342)

Gain on sale of oilseed processing business	$31,278

Due to the continuing involvement of the Company associated with the manufacturing of the products, the results of operations associated with the sale of the oilseed processing business are included in continuing operations in the accompanying consolidated statements of comprehensive income and balance sheets for the current period and all prior periods presented. Pro forma historical financials have not been included due to the immaterial nature of the pro forma adjustments to the Company’s historical financial statements that would have resulted from this transaction

5.    Debt

Future maturities and interest payments under the Company’s long term debt as of December 31, 2012 are set forth below (in thousands):

	December 31, 2012
	Term Loan	Equipment Loan	Total
Fiscal year 2013	$2,588	$437	$3,025
Fiscal year 2014	2,588	437	3,025
Fiscal year 2015	2,588	437	3,025
Fiscal year 2016	2,588	437	3,025
Fiscal year 2017	24,922	437	25,359
Thereafter	0	2,149	2,149

Total minimum payments	35,274	4,334	39,608
Less amount representing interest	(12,774)	(1,444)	(14,218)

Gross balance of long term debt	22,500	2,890	25,390
Plus derivative liability (1)	3,875	0	3,875
Less unamortized debt discount (2)	(4,187)	0	(4,187)

Total carrying value	22,188	2,890	25,078
Less current portion	0	(217)	(217)

Total carrying value, noncurrent portion	$22,188	$2,673	$24,861

(1)	Represents the detachable warrants issued to Athyrium, as further described below. The Company had the intent and the ability as of December 31, 2012 to settle the warrants in shares of common stock. As such, the asserted derivative liability was included in long term debt carrying value on its consolidated financial statements at December 31, 2012.
(2)	Includes the initial fair value of the detachable warrants in addition to cash fees paid to Athyrium.

Athyrium Credit Agreement

On December 7, 2012 the Company entered into a credit agreement with Athyrium Opportunities Fund (A) LP and Athyrium Opportunities Fund (B) LP (collectively “Athyrium”) for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term and, other than as described below, the Company is not required to make payments of principal for amounts outstanding under the term loan until maturity, December 7, 2017. Subject to certain exceptions, the term loan is secured by substantially all of the Company’s assets, including the Company’s intellectual property.

Pursuant to the terms of the credit agreement, in the event of certain disposition transactions, the Company is required to apply 50% of the net cash proceeds from such transaction to prepay amounts outstanding under the term loan. The Company is required to apply 100% of the net cash proceeds from such transaction to prepay amounts outstanding under the term loan if the disposition transaction was done involuntarily. Additionally, subject to certain exceptions and annual caps, the Company is required to apply 50% of the net cash proceeds from any extraordinary event to prepay amounts outstanding under the term loan. Extraordinary events include pension plan reversions, proceeds of insurance, condemnation awards, indemnity payments and purchase price adjustments (but specifically excludes the sale of the Company’s equity securities). Prepayments of amounts outstanding under the term loan are subject to a 15% prepayment premium if made prior to December 7, 2014, or a lesser premium based on the number of months elapsed from December 1, 2014 if made after December 7, 2014.

The credit agreement includes limitations on the Company’s ability to, among other things, grant certain liens, make certain investments, incur certain debt, engage in certain mergers and acquisitions, dispose of assets, make certain restricted payments such as dividend payments, engage in any business not related to the Company’s current business strategy, enter into certain transactions with affiliates and insiders, enter into certain agreements that encumber or restrict the Company’s ability to satisfy the Company’s obligations under the credit agreement, use the proceeds from the term loan to purchase margin stock, make certain voluntary prepayments on outstanding debt, make certain fundamental changes to the Company’s corporate organization, make certain changes to the Company’s Comerica credit facility and permit the Company’s total revenues for any fiscal quarter to be less than $7.5 million, and contains usual and customary covenants for an arrangement of its type.

The events of default under the credit agreement include, among other things, payment defaults, breaches of covenants, material misrepresentations by the Company, bankruptcy events, judgments against the Company, certain violations of the Employee Retirement Income Security Act of 1974, the invalidity of any document entered into in connection with the term loan, the occurrence of an event of default under the Comerica credit facility, and the occurrence of a change of control. The Company has obtained a waiver from Athyrium under the credit agreement for defaults arising from the restatement of certain of the Company’s historical financial statements more fully described in Note 2 and Note 14. In the event of future defaults under the credit agreement for which the Company is not able to obtain waivers, Athyrium may accelerate all of the repayment obligations and take control of the Company’s pledged assets.

As further described in Note 11, pursuant to the credit agreement the Company issued to Athyrium warrants to purchase up to 2.9 million shares of the Company’s common stock at a price of $2.49 per share, which represents a 17.5% premium over the closing price of the Company’s common stock on December 7, 2012. The warrant is immediately exercisable and has a term of seven years. The warrant is subject to price-based anti-dilution adjustments in the event of certain issuances by the Company of equity or equity-linked securities at effective prices per share of less than $2.12, subject to a floor exercise price per share for the warrant following any such anti-dilution adjustments of $2.12 per share. As a result of these anti-dilution provisions, at inception the warrants, in accordance with authoritative guidance, were required to be bifurcated and accounted for separately as a derivative liability. Since the Company has the intent and the ability to settle the warrants in shares of common stock, the asserted derivative liability is included in long term debt carrying value on its consolidated balance sheet at December 31, 2012. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of comprehensive income.

Comerica Credit Facility

On October 19, 2011, the Company entered into credit facilities with Comerica consisting of a $3.0 million domestic receivables and inventory revolving line and a $10.0 million export-import receivables revolving line (the “Ex-Im line”). No amounts had ever been outstanding on the lines. In conjunction with the sale of the oilseed processing business to DSM, the Comerica line was terminated. Unamortized costs of $0.5 million were expensed and are recorded in conjunction with the termination of the facility within the other income (expense), net line item on the Company’s condensed consolidated statement of comprehensive income for the year ended December 31, 2012.

Further, in connection with this line of credit, the Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time through the expiration of the warrant on October 19, 2016.

Subsequently on October 5, 2012, the Company entered into a new $10 million revolving credit facility with Comerica (the “Credit Facility” or the “Comerica Line”). The credit facility has a maturity date of October 5, 2014. On December 7, 2012, in connection with the Athyrium credit agreement, certain provisions of the Comerica credit facility were amended to reflect the credit agreement with Athyrium, including the aggregate maximum amount that may be borrowed by the Company which was reduced from $10 million to $7.5 million. The credit facility is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $7.5 million or (ii) 80% of certain eligible domestic accounts receivable held by us that arise in the ordinary course of the Company’s business and 90% of eligible foreign accounts receivable held by the Company that arise in the ordinary course of the Company’s business, in each case, reduced by the aggregate face amount of any outstanding letters of credit and the aggregate limits and credit card processing reserves in respect of any corporate credit cards issued to the Company. Advances under the credit facility bear interest at a daily adjusting LIBOR plus a margin of 4.75%.

The Comerica Line will allow the Company to borrow up to $5.9 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to the Company’s landlord. The Credit Facility also immediately freed up $1.6 million in restricted cash which had previously secured the letter of credit. The Credit Facility contains financial covenants that require minimum tangible net worth of not less than $10 million plus an escalation of 50% of any equity proceeds received by the Company from the sale of the Company’s equity securities up to an aggregate increase of no more than $5 million and minimum cash levels which must be met on an ongoing basis.

Subject to certain exceptions, all borrowings under the Credit Facility are secured by substantially all of the Company’s accounts receivable and inventory.

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

The events of default under the Credit Facility include, among other things, payment defaults, breaches of covenants, the occurrence of a material adverse change in the Company’s business, judgments against the Company, material misrepresentations by the Company and bankruptcy events. On March 29, 2013, the Company received a letter from Comerica stating that Comerica intends to work with the Company to issue, within 45 days, a waiver under the Credit Facility for defaults caused by the restatement of certain of the Company’s historical financial statements as more fully described in Note 2 and Note 14, and therefore the Company believes that it is probable the default will be cured within that period. If Comerica does not issue the waiver, or in the event of future defaults, Comerica may, among other remedies, eliminate its commitment to make further credit available, declare due all unpaid principal amounts outstanding, and foreclose on all collateral to satisfy any unpaid obligations. As of December 31, 2012, the Company had a $1.6 million letter of credit, and no borrowings, outstanding under the Credit Facility. If Comerica does not issue the waiver, the Company intends to terminate the Credit Facility with Comerica to prevent a cross-default under the Athyrium credit agreement, at which time the Company would likely be required to cash-secure the letter of credit.

Equipment Loan

In connection with the Company’s building lease, the Company put in place a facility for up to $3 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego. The facility is intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for the new building. The facility is to be paid at an interest rate of 9% over a term of 126 months. As of December 31, 2012, the Company had drawn $2.9 million under this facility.

Debt Extinguishment

On April 2, 2012, all noteholders validly tendered their 5.5% Senior Convertible Notes, or 2007 Notes, in response to the then-outstanding tender offer for the 2007 Notes, and the Company repurchased the remaining $34.9 million in principal amount of 2007 Notes outstanding for a total cash payment of $35.8 million, including accrued and unpaid interest. No further obligation remains outstanding for the 2007 Notes as of December 31, 2012.

During the years ended December 31, 2011 and 2010 the Company repurchased $39.9 million and $21 million in principal amount of the Company’s then outstanding 2009, 2008 and 2007 Notes. The repurchases qualified for debt extinguishment accounting, resulting in a gain of $15.3 million for the year ended December 31, 2011 and a loss of $3.4 million for the year ended December 31, 2010, representing the difference between the carrying value of the notes repurchased and the principal repurchase price as follows (in thousands):

	For the Years Ended December 31,
	2011	2010
Principal	$39,889	$21,000
Debt premium (discount), net	9,253	(3,944)
Compound embedded derivative	5,072	311
Issuance costs	(220)	(201)

Carrying value	53,994	17,166
Principal repurchase price	38,645	20,550

Gain (loss) on debt extinguishment	$15,349	$(3,384)

6.    Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	December 31, 2012	December 31, 2011
Raw materials	$325	$353
Work in progress	597	495
Finished goods	5,293	5,699

	6,215	6,547
Reserve	(904)	(224)

Net inventory	$5,311	$6,323

The Company reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf lives of raw materials, estimated demand for its enzyme products and historical write-offs.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method.

Property and equipment consists of the following (in thousands):

		December 31, 2012	December 31, 2011
			As Restated
Laboratory, machinery and equipment	3-5 years	$28,308	$24,927
Computer equipment	3 years	4,350	3,031
Furniture and fixtures	5 years	899	0
Building	40 years	18,748	7,298
Leasehold improvements	Over term of lease	4,529	506
Construction in progress		6,412	4,106

Property and equipment, gross		63,246	39,868
Less: Accumulated depreciation and amortization		(26,448)	(24,257)

Property and equipment, net		$36,798	$15,611

Construction in progress assets related primarily to equipment associated with the build out of the Company’s pilot bioprocess development plant and automation laboratory which the Company placed in service during the first quarter of 2013. The pilot bioprocess development plant is expected to have a useful life of 10 years. Depreciation expense related to the Company’s new building commenced in June 2012, on the commencement date of the lease.

Accrued expenses

Accrued expenses consists of the following (in thousands):

	December 31, 2012	December 31, 2011
		As Restated
Employee compensation	$3,129	$3,138
Professional and outside services costs	841	1,060
Accrued interest on debt	262	479
Royalties	980	1,202
Accrued restructuring	61	396
Accrued taxes	265	36
Other	155	316

	$5,693	$6,627

7.    Restructuring Activities

In connection with the sale of the LC business to BP in September 2010, the former Cambridge office space used by the former LC business employees was vacated and a restructuring liability was recorded representing the present value of the remaining lease term, net of contracted sublease. The liability was classified into discontinued operations on the Company’s condensed consolidated balance sheets.

The following table sets forth the activity in the restructuring plan related to discontinued operations (in thousands):

Facility Consolidation Costs
Balance at January 1, 2010	$0
Accrued and expensed	835
Adjustments and revisions	103

Balance at December 31, 2010	938
Charged against accrual	(447)
Adjustments and revisions	(125)

Balance at December 31, 2011	366
Charged against accrual	(281)
Adjustments and revisions	39

Balance at December 31, 2012	$124

The Company closed down its operations in Cambridge, Massachusetts on March 31, 2011, and subleased its office space to a third party. The restructuring plan included charges associated with the estimated loss on sublease for the Cambridge facility. The Company incurred total restructuring expense of $0.1 million, $2.9 million and zero for the years ended December 31, 2012, 2011 and 2010 and had restructuring accruals of $0.1 million and $0.4 million as of December 31, 2012 and December 31, 2011, as detailed below. The current portion of the restructuring liability is classified within accrued expense and the noncurrent portion is classified within other long term liabilities the Company’s consolidated balance sheets.

The following table sets forth the activity in the restructuring plan related to continuing operations (in thousands):

	Facility Consolidation Costs	Employee Separation Costs	Asset Impairment Costs	Total
Balance at January 1, 2011	$0	$0	$0	$0
Accrued and expensed	145	2,244	520	2,909
Charged against accrual	2	(2,021)	(520)	(2,539)
Adjustments and revisions	34	0	0	34

Balance at December 31, 2011	181	223	0	404
Charged against accrual	(159)	(214)	0	(373)
Adjustments and revisions	39	(9)	0	30

Balance at December 31, 2012	$61	$0	$0	$61

8.    Significant Collaborative Research and Development Agreements

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

The agreement was deemed to be a collaborative arrangement with multiple deliverables as defined under authoritative accounting guidance. Several contingent and non-contingent deliverables were identified within the agreement. Contingent deliverables will be evaluated separately as the related contingency is resolved. The Company identified the licenses required to produce the final end products and the reimbursement of development costs as separate non-contingent deliverables within the agreement. The license deliverables are estimated to be delivered in the next twelve months. The development and regulatory activities are currently estimated to be ongoing through 2013. All non-contingent deliverables were determined to have standalone value and qualify as separate units of accounting, allowing independent revenue recognition of each deliverable. Revenue associated with each deliverable is recognized when the item is delivered.

The animal feed enzyme licenses’ best estimated selling price was determined based on the Company’s analysis of the estimated future discounted cash flows. The best estimated selling price of the reimbursement of development costs was calculated based on a market rate established by evaluating historical collaboration agreements and calculations based on the actual expenses of the employees to be working on the collaboration. Due to the adoption of the new guidance on multiple-element revenue arrangements discussed in Note 1, once the license deliverables are delivered, the Company will be able to recognize up to the relative selling price of the license deliverables as revenue not to exceed cash received. During the first quarter 2012, the Company completed one of the identified deliverables in the agreement related to the delivery of one of the licenses required to produce the final end products and recognized $2.9 million related to the relative selling price of the delivered license. Collaborative revenue for the years ended December 31, 2012 and 2011 related to the Novus agreement equaled $3.6 million and $0.3 million. There was $0.5 million in deferred revenue related to the Novus agreement as of December 31, 2012.

9.    Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, DuPont, represented 54%, 49% and 63% of total revenue for the years ended December 31, 2012, 2011 and 2010. Revenue from the Company’s second largest customer, DSM, represented 15% of total revenue for the year ended December 31, 2012. Accounts receivable from these two customers comprised approximately 75% of accounts receivable at December 31, 2012 and 78% at December 31, 2011.

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
North America	$18,395	$18,971	$11,275
Europe	30,418	29,851	32,376
South America	7,224	11,300	7,287
Asia	1,134	1,145	1,135

	$57,171	$61,267	$52,073

The Company manufactures and sells enzymes primarily within four main product lines. Revenues from animal health and nutrition product line primarily includes the Phyzyme® XP phytase enzyme and from time to time toll manufacturing of other products in this market, Revenues from the grain processing product line includes Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ xylanase and DELTAZYM® GA L-E5 gluco-amylase enzymes. Revenues from all other product lines primarily include Luminase® PB-100 xlaynase and Pyrolase® cellulase.

The following table sets forth product revenues by individual product line (in thousands):

	Years Ended December 31,
	2012	% of Total	2011	% of Total	2010	% of Total
Product revenues:
Animal health and nutrition	$30,849	64%	$33,850	60%	$32,588	65%
Grain processing	10,865	22%	15,953	28%	13,439	27%
Oilseed processing (1)	579	1%	5,352	10%	3,322	6%
All other products	1,062	2%	840	2%	1,002	2%

Total product revenue	$43,355	89%	$55,995	100%	$50,351	100%
Contract manufacturing (1)	5,547	11%	0	0%	0	0%

Total product and contract manufacturing revenue	$48,902	100%	$55,995	100%	$50,351	100%

(1)	The Company continues to provide manufacturing services for the products sold and licensed to DSM. All revenue after the agreement date (March 23, 2012) is classified as contract manufacturing revenue within the Company’s product line item on the consolidated statements of comprehensive income. All historical amounts related to Purifine and Veretase will continue to be shown as oilseed processing and grain processing product revenue, respectively.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s consolidated balance sheets totaled approximately $1.5 million and $1.1 million at December 31, 2012 and at December 31, 2011.

10.    Commitment and Contingencies

As described in Note 3, as of September 2010, BP assumed the lease of the Company’s research and development facilities in San Diego, California, and the parties entered into a sublease agreement dated September 2, 2010 for a portion of the San Diego facilities which the Company occupied, rent free, through June 2012.

As a result of the lease accounting for the Company’s San Diego lease, described below, rent expense for the year ended December 31, 2012 was $0.2 million. Total cash rental payments made under the lease was $1.3 million for the year ended December 31, 2012, of which $1.0 million was accounted for as interest expense, $0.1 million as principal payments for the lease financing obligation and $0.2 million as rent expense.

Lease Financing Obligation

On June 24, 2011, the Company signed a lease agreement for 59,199 square feet of new office and laboratory space in San Diego for a term of 126 months commencing in June 2012. Upon lease commencement, rent is approximately $192,000 a month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on each annual anniversary of the first day of the first full month during the lease term. Further, the lease agreement allows for a “free rent” term starting with the seventh full month in the lease through the end of the sixteenth month. In addition to the tenant allowance incorporated in the lease payment, an additional tenant improvement allowance of $1.5 million was granted, which must be paid back in monthly payments at a 9% interest rate over the term of the lease. The lease provides the Company with two consecutive options to extend the term of the lease for five years each, which may be exercised with 12 months prior written notice. In the event the Company chooses to extend the term of the lease, the minimum monthly rent payable for the additional term will be determined according to the then-prevailing market rate.

Based on the terms of the lease agreement, the Company had substantially all of the construction period risks during the construction period and was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $23.3 million, representing the total costs of the building and improvements, including the costs paid by the lessor (the legal owner of the building), with corresponding liabilities. Upon completion of construction of the building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the lease is accounted for as a financing obligation. The assets will be depreciated over the term of the lease, and rental payments will be treated as principal and interest payments on the lease financing obligation. The lease financing obligation balance at the end of the lease term will approximate the net book value of the building to be relinquished to the lessor.

At December 31, 2012, the lease financing obligation balance was $22 million and recorded in long term liabilities on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $27.3 million. The lease financing obligation balance at the end of the lease term will be approximately $13.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

At December 31, 2012, the Company’s minimum commitments under the San Diego lease were as follows (in thousands):

San Diego Gross Rental Payments (1)
Fiscal year 2013	$622
Fiscal year 2014	2,652
Fiscal year 2015	2,731
Fiscal year 2016	2,813
Fiscal year 2017	2,898
Thereafter	15,561

Total minimum lease payments	$27,277

(1)	In addition to the tenant allowance included in the base rent, a second tenant allowance option of $1.5 million was exercised which must be paid back in monthly payments at a 9% interest rate over term of the lease. These payments are included in the above amounts.

Cambridge Lease

The Company has a lease obligation for approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company terminated its operations in Cambridge. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.7 million through the remainder of 2013. At December 31, 2012, the Company’s minimum rental commitment, net of sublease payments, under the Cambridge lease is $0.1 million through the lease term ending in December 2013.

Letter of Credit

Pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, as of December 31, 2012 the Company was required to maintain a letter of credit of $1.6 million on behalf of its landlord. The letter of credit expires on December 31, 2012, and will be automatically extended annually without amendment through December 31, 2022. The letter of credit will not be increased at any time but can be reduced based on certain financial and market capitalization requirements.

BP Indemnification Claim

Pursuant to the terms of the sale of the LC business to BP in September 2010, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the asset purchase agreement, most of which survived for a period of 18 months following the closing, or March 2, 2012. With respect to some claims, the Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount, and the Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations and warranties. However, some indemnification claims are not subject to the deductible amount or the cap on aggregate liability. BP has provided notice of a potential claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF”), against BP relating to a license granted by UFRF to a successor of Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP filed an action in the United States District Court for the Northern District of Florida against UFRF on March 5, 2012, for a judgment declaring that the UFRF allegations regarding the license are without merit. Of the $5 million held in escrow, the escrow agent disbursed $2.5 million to the Company during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the potential claim by BP against the Company for indemnity pertaining to the UFRF claim, are without merit. The remaining $2.5 million in escrow is reflected as restricted cash within current assets on the Company’s balance sheet as of December 31, 2012.

Legal Proceedings

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

Manufacturing Commitments

The Company has a manufacturing agreement with Fermic to provide the capacity to produce commercial quantities of enzyme products, pursuant to which it pays Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, the Company can cancel its commitment with 30 months’ notice. As of December 31, 2012, under this agreement minimum commitments to Fermic are approximately $49.5 million over the next two and half years.

In addition, under the terms of the agreement, the Company funds, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of the Company’s enzyme products. Since inception through December 31, 2012, the Company has incurred costs of approximately $23.2 million for property and equipment related to this agreement, of which $0.7 million was funded in 2012.

In 2008, the Company contracted with Genencor, a subsidiary of DuPont, to serve as a second-source manufacturer for Phyzyme® XP phytase. Its supply agreement with DuPont for Phyzyme® XP phytase contains provisions which allow DuPont, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If DuPont were to exercise this right, the Company may experience excess capacity at Fermic. If

DuPont assumed the right to manufacture Phyzyme® XP phytase and the Company was unable to absorb or otherwise reduce the excess capacity at Fermic with other products, its results of operations and financial condition would be adversely affected.

11.    Equity Incentive Plans and Warrants

Equity Incentive Plans

Celunol Equity Incentive Plan

As a part of the merger on June 20, 2007, each outstanding and unexercised option to purchase shares of Celunol common stock, whether vested or unvested, was assumed by Verenium and became an option to acquire shares of Verenium common stock, under the same terms and conditions that existed in the Celunol plan prior to the merger. Options granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The number of shares of Celunol common stock that was subject to each option prior to the effective time was converted into Verenium common stock based on the exchange ratio determined pursuant to the merger agreement. The Company’s stockholders approved the Celunol Equity Incentive Plan on June 20, 2007. A total of 3,998 shares of Verenium common stock are reserved for issuance under the Celunol Equity Incentive Plan and 3,998 options to purchase shares remain outstanding as of December 31, 2012.

2010 Equity Incentive Plan

In April 2010, the Board of Directors adopted the 2010 Equity Incentive Plan, or the 2010 Plan. The 2010 Equity Incentive Plan is the successor to the 2007 Equity Incentive Plan, or the 2007 Plan. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. Stock awards granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The Company’s stockholders approved the 2010 Plan on June 14, 2010. A total of 1,827,254 shares are reserved for issuance under the 2010 Plan and 1,359,840 options to purchase shares remain outstanding as of December 31, 2012.

2007 Equity Incentive Plan

In March 2007, the Board of Directors adopted the 2007 Equity Incentive Plan, and effective May 7, 2007, amended the 2007 Plan. The 2007 Equity Incentive Plan is the successor to the Diversa Corporation 1997 Equity Incentive Plan, or the 1997 Plan. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation. Stock awards granted under this plan generally vest over a four year period and expire 10 years from the date of the grant. The Company’s stockholders approved the 2007 Plan, as amended, on June 20, 2007. A total of 723,884 shares are reserved for issuance under the 2007 Plan and 553,555 options to purchase shares remain outstanding as of December 31, 2012.

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

The Board adopted the Directors’ Plan as the primary equity incentive program for the Company’s non-employee directors in order to secure and retain the services of such individuals, and to provide incentives for such persons to exert maximum efforts for the success of the Company. Stock awards granted under this plan generally vest monthly over a three year period and expire 10 years from the date of the grant. As of December 31, 2012, there were approximately 80,482 options to purchase shares outstanding under the Directors’ Plan and 75,888 shares outstanding.

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

Options granted under the 1997 Plan vest over periods ranging up to four years and are exercisable over periods not exceeding ten years. As of December 31, 2012, the aggregate number of shares awarded under the 1997 Plan is approximately 1,183,000, with no shares available for grant. A total of 425 options to purchase shares remain outstanding as of December 31, 2012 for the plan.

Share-Based Compensation Expense

The Company recognized in continuing operations $1.1 million, $1.3 million and $1.1 million in share-based compensation expense for its share-based awards for years ended December 31, 2012, 2011 and 2010. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Years Ended December 31,
	2012	2011	2010
Continuing Operations:
Cost of product and contract manufacturing revenue	$76	$0	$0
Research and development	191	280	0
Selling, general and administrative	801	484	1,091
Restructuring charges	0	583	0

	$1,068	$1,347	$1,091

Discontinued Operations:
Research and development	$0	$0	$16
Selling, general and administrative	0	90	213

	$0	$90	$229

	$1,068	$1,437	$1,320

In conjunction with the closure of the Cambridge office, as described in Note 7, two executives separated from the Company. Pursuant to their employment agreements, an additional 24 months of option vesting was accelerated for these executives as of their separation dates. This additional stock option expense attributable to the acceleration was classified as restructuring expense on the Company’s consolidated financial statements during the year ended December 31, 2011.

The Company has determined its share-based compensation expense for the three years ended December 31, 2012 as follows:

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

At least annually, typically upon material option grants or material Company events, the Company performs a review and assessment of all valuation input assumptions used to compute share based payment expense to ensure they remain accurate and indicative of current Company trends. The assessment is conducted by evaluating historical trends, future expectations as well as a comparison to peers. In conjunction with a non-executive company-wide grant completed during the third quarter of 2012, the Company performed an analysis and determined the assumptions were still reasonable.

The fair value of stock option awards for the three years ended December 31, 2012 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees along with peer companies. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion.

	December 31,
	2012	2011	2010
Risk-free interest rate	0.97% to 1.67%	1.4% to 3.0%	1.9% to 3.2%
Dividend Yield	0%	0%	0%
Volatility	66.91%	66.91% to 135%	135%
Expected Life	6 years	6 years	6 years

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

Forfeiture Rate for Options and Restricted Stock Awards

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards when significant events occur. The Company considers its historical experience of pre-vesting option forfeitures and peers as the basis to arrive at its estimated pre-vesting option forfeiture rate. As a result of an analysis of peer companies in the industrial enzyme industry and the Company’s historical and expected rates, the forfeiture rate remained consistent at 5% for the year ended December 31, 2012 and 2011 for all future grants, and was previously 10% for the 2010 for all share-based awards.

Unrecognized Share-Based Compensation Expense

As of December 31, 2012, there was approximately $1.8 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plans. All employees with outstanding unvested options that were assumed by BP as part of the sale of the LC business were cancelled. This remaining expense is expected to be recognized over a weighted-average period of 1.7 years as follows (in thousands):

Fiscal Year 2013	$1,013
Fiscal Year 2014	512
Fiscal Year 2015	216
Fiscal Year 2016	61
Thereafter	22

$1,824

Equity Incentive Awards Activity

Stock Options

Information with respect to all of the Company’s stock option plans is as follows (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	787	$15.75
Granted	784	$2.90
Exercised	(11)	$1.37
Cancelled	(351)	$22.62

Outstanding at December 31, 2010	1,209	$5.56
Granted	884	$2.20
Exercised	(2)	$0.72
Cancelled	(272)	$11.30

Outstanding at December 31, 2011	1,819	$3.07
Granted	551	$4.08
Exercised	(174)	$2.86
Cancelled	(203)	$3.12

Outstanding at December 31, 2012	1,993	$3.36	8.4	$257

Exercisable at December 31, 2012	715	$3.76	7.7	$81

The weighted-average estimated fair values of options granted, as determined by the BSM valuation model, were $2.42, $1.68, and $2.62 per share for the years ended December 31, 2012, 2011 and 2010. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $87,000, $8,000, and $27,000 respectively, which was determined as of the date of exercise.

At December 31, 2012, options to purchase 0.7 million shares with an aggregate intrinsic value of approximately $81,000 were exercisable, and approximately 0.6 million shares remain available for grant. At December 31, 2011, options to purchase 0.6 million shares with an aggregate intrinsic value of approximately $8,000 were exercisable, and approximately 1.0 million shares remain available for grant.

Non-Restricted and Restricted Share Awards

Information with respect to all of the Company’s non-restricted and restricted share awards is as follows (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Non-vested awards outstanding at January 1, 2010	8	$15.62
Granted	10	$3.05
Vested	(6)	$14.51
Forfeited and cancelled	(2)	$14.64

Non-vested awards outstanding at December 31, 2010	10	$3.67
Granted	0	$0.00
Vested	(6)	$3.87
Forfeited and cancelled	0	$0.00

Non-vested awards outstanding at December 31, 2011	4	$3.35
Granted	0	$0.00
Vested	(4)	$3.05
Forfeited and cancelled	0	$0.00

Non-vested awards outstanding at December 31, 2012	0	$0

Warrants

Information with respect to all of the Company’s outstanding warrants as of December 31, 2012 is as follows (in thousands, except per share data):

Warrant Holder	Shares	Exercise Price	Issue Date	Expiration Date
Athyrium Opportunities Fund	2,936	$2.49	December 2012	December 2019
Comerica Bank	246	$2.64	October 2011	October 2016
Various (Public offering)	900	$7.59	October 2009	October 2014
Various (Celunol)	28	$22.44	various	December 2016
Various (2008 Notes)	1,193	$29.72	February 2008	August 2013
Convertible hedge–Upper Call (2008 Notes)	1,107	$61.92	February 2008	October 2014
Syngenta	108	$208.73	February 2003	February 2018

Total	6,518

In connection with the Athyrium credit agreement the Company issued to Athyrium warrants to purchase up to 2.9 million shares of the Company’s common stock at a price of $2.49 per share. The warrant is immediately exercisable and has a term of seven years. The warrant is subject to price-based anti-dilution adjustments in the event of certain issuances by the Company of equity or equity-linked securities at effective prices per share of less than $2.12, subject to a floor exercise price per share for the warrant following any such anti-dilution adjustments of $2.12 per share. Pursuant to the terms of the warrant, in no event can the warrant be exercisable for more than 2.6 million shares of the Company’s common stock unless and until the Company has received shareholder approval for issuances of common stock under the warrant in excess of such amount. The Company has agreed to use commercially reasonable efforts to obtain such shareholder approval at the Company’s shareholders’ meetings that occur before July 1, 2014. In connection with issuing the warrant, the Company also entered into a registration rights agreement with Athyrium whereby the Company agreed to register the shares of common stock issuable pursuant to the warrant under the Securities Act of 1933, as amended, under certain circumstances upon demand of holders thereof or at their request to the extent the Company seeks to register other equity securities for sale.

As a result of these anti-dilution provisions, at inception the warrants, in accordance with authoritative guidance, were required to be bifurcated and accounted separately as a derivative liability. Since the Company has the intent and the ability to settle the warrants in shares of common stock, the asserted derivative liability is included in long term debt carrying value on its consolidated balance sheet at December 31, 2012. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of comprehensive income.

In connection with the Comerica credit lines entered into on October 2011, the Company’s issued warrants to purchase 0.2 million shares of common stock with an exercise price of $2.64 per share. The warrants have an exercise period commencing on April 19, 2012 and are exercisable for five years ending October 19, 2016. The warrants contained a provision that allowed for identical price-based anti-dilution protection to any equity-based security of the Company issued to any non-affiliate of the Company within six months of the warrants issuance date, or April 19, 2012. As a result of this provision, the warrants were deemed to qualify for liability accounting, which requires the change in fair value of the instrument to be recorded each reporting period. Upon the expiration of the provision on April 19, 2012, the fair market value of the warrants of $0.7 million was reclassified to stockholders’ equity.

In connection with the October 2009 sale of 2.2 million shares of the Company’s common stock, warrants to purchase an additional 0.9 million shares of common stock were also issued. Each unit consists of one share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants have an exercise price of $7.59 per share that are exercisable for five years starting October 9, 2009. As the warrants are required to be issued in registered shares, the warrants were deemed to qualify for liability accounting, which requires the change in fair value of the instrument to be recorded each reporting period.

In connection with the completion of the June 20, 2007 merger transaction with Celunol, the Company assumed 28,000 warrants to purchase common stock at $22.44 per share that expire in December 2016.

In connection with the 2008 Notes issuance in February 2008, the Company issued 0.7 million warrants to purchase common stock at $53.28 per share that expire in August 2013. The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the warrants are subject to weighted average anti-dilution protection. As a result of anti-dilution provisions triggered by the 2009 Notes exchange in September 2009, public offering of common stock and warrants in October 2009, warrants issued as part of the credit facility in October 2011, and warrants issued to Athyrium in December 2012 the number of shares issuable upon exercise of the warrants increased to approximately 1.2 million shares of the Company’s common stock and the exercise price was $29.72. Additionally, the Company entered into a convertible hedge transaction, whereby the Company issued warrants to purchase 1.1 million shares of common stock at $61.92 per share. The warrants are exercisable on three dates staggered in six month intervals beginning on October 1, 2013.

In connection with the closing of a series of transactions with Syngenta Participations AG in February 2003, the Company issued to Syngenta a warrant to purchase 0.1 million shares of common stock at $264 per share that is exercisable for ten years starting in 2008. The exercise price per share of the warrant is subject to downward adjustment in the event of certain dilutive issuances or deemed issuances of stock by the Company, and is currently exercisable at $208.73 per share.

As of December 31, 2012, none of the above warrants have been exercised.

Common Stock Reserved for Future Issuance

At December 31, 2012, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Shares
Equity Incentive Plans	2,636
Warrants (including shares issuable under the convertible hedge transaction)	6,518

9,154

12.    Benefit Plan

The Company has a 401(k) plan which allows participants to defer a portion of their income through contributions. Such deferrals are fully vested and are not taxable to the participant until distributed from the plan upon termination, retirement, permanent disability, or death. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions. The Company made consolidated cash contributions of approximately $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Income	Taxes

The reconciliation of continuing operations income tax computed at the Federal statutory tax rate to the provision (benefit) for income taxes is as follows (in thousands):

	December 31,
	2012	2011	2010
	As Restated
Tax at statutory rate	$6,453	$1,803	$(8,368)
State taxes, net of federal benefit	315	296	(1,374)
Gain (loss) on debt extinguishment	0	(6,255)	1,135
Change in valuation allowance	(11,761)	2,928	(3,400)
Cancellation of debt income	0	642	889
Debt repurchase premium	0	(213)	0
Gain (loss) on derivative assets and liability	201	354	59
Nondeductible interest expense	0	107	1,172
Share-based compensation expense	266	267	109
Monetized credits	(242)	(368)	0
State tax rate adjustment	4,821	0	0
Permanent differences and others	173	71	30

	$226	$(368)	$(9,748)

During the year ended December 31, 2012, a provision of $0.2 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $31.3 million taxable gain from the sale of the oilseed processing business to DSM. The Company currently believes it has available federal and California net operating loss carryforwards, or NOLs, to fully offset its taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

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

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. Because a change in tax law is accounted for in the period of enactment, the impact to the Company of the reinstated credit was not recognized in 2012. The additional credits that will be reported within the 2013 consolidated financial statements have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.

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

The Company adopted the provisions on January 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2012	2011	2010
	As Restated
Unrecognized tax benefits—January 1	$705	$0	$0
Gross increases related to current year tax positions	0	705	0
Gross decreases related to current year	(1)	—	—

Unrecognized tax benefits—December 31	$704	$705	$0

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2001 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

The balance of unrecognized tax benefits at December 31, 2012 of $0.7 million are tax benefits that, if the Company recognized, would not impact the Company’s effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three years ended December 31, 2012, the Company did not recognize any interest or penalties. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

At December 31, 2012, the Company had deferred tax assets of $56.4 million. These deferred tax assets are primarily composed of net operating loss carryforwards, research and development tax credits, depreciation and amortization, and capitalized research and development costs. The deferred tax assets net with a deferred tax liability of $8.1 million related to the deferral of cancelation of debt income. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $48.3 million and $60 million has been recognized to offset the deferred tax assets at December 31, 2012 and 2011 as realization of such assets is uncertain.

The following table sets forth the detail of the Company’s deferred taxes (in thousands):

	As of December 31,
	2012	2011
		As Restated
Deferred tax assets:
Net operating loss carryforward	$40,639	$45,927
Federal and state tax credits	2,168	1,944
Deferred revenue	293	312
Depreciation and amortization	9,785	14,162
Allowance and accrued liabilities	1,162	1,389
Share-based compensation expense	351	445
Capitalized research and development	1,978	3,958

Total deferred tax assets	56,376	68,137
Valuation allowance	(48,258)	(60,019)

Net deferred tax assets	$8,118	$8,118
Deferred tax liabilities:
Cancellation of debt	$8,118	$8,118

Total deferred tax liabilities	8,118	8,118

Net deferred tax assets	$—	$—

At December 31, 2012, the Company has federal and state net operating loss carry-forwards of approximately $100.4 million and $93.2 million, respectively. The federal net operating loss carry-forwards will begin to expire in 2026 unless utilized. The state net operating loss carry-forwards will begin to expire in 2013 unless utilized. The Company also has federal research credits of approximately $0.5 million which begin to expire in 2028 and California research credits of approximately $2.4 million which will carryover indefinitely. The Company experienced changes in control that triggered the limitations of Section 382 of the Internal Revenue Code on the Company’s net operating loss carryforwards and research and development tax credits. The Section 382 limitations are reflected in the deferred tax assets for the net operating loss carryforwards of $40.6 million and research and development tax credits of $2.2 million presented above.

As a result of certain realization requirements of authoritative accounting guidance, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2012, deferred tax assets do not include any excess tax benefits from share based compensation losses.

14.    Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 31, 2012. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2012 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
		(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data)
Total revenue	$13,983	$10,262	$15,697	$17,229
Gross profit	4,754	2,839	4,807	4,406
Operating expenses (income) (including cost of product revenue, gain on sale of oilseed processing business and restructuring)—continuing operations (1)	17,229	15,066	18,067	(14,887)
Net income (loss) attributed to Verenium Corporation	(3,622)	(5,213)	(2,253)	29,301
Basic net income (loss) attributed to Verenium Corporation per common share	(0.28)	(0.41)	(0.18)	2.32
Diluted net income (loss) attributed to Verenium Corporation per common share	(0.28)	(0.41)	(0.18)	2.26

2011 Quarter Ended	Dec. 31	Sep. 30	June 30	Mar. 31
	(As Restated)	(As Restated)
	(in thousands, except per share data)
Total revenue—continuing operations	$14,321	$18,416	$15,134	$13,396
Gross profit	5,436	6,044	5,086	4,948
Operating expenses (including cost of product revenue)—continuing operations	16,911	16,060	16,428	18,054
Net income (loss) attributed to Verenium Corporation	(2,896)	6,069	(1,468)	3,813
Basic and diluted net income (loss) attributed to Verenium Corporation per common share	(0.23)	0.48	(0.12)	0.30

(1)	Includes gain on sale of oilseed processing business of $31.3 million recorded in the first quarter of 2012.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly financial information for the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012. For further information regarding these adjustments, See Note 2.

	Consolidated Balance Sheet September 30, 2012			Consolidated Balance Sheet June 30, 2012			Consolidated Balance Sheet March 31, 2012
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,938	$0	$13,938	$14,357	$0	$14,357	$58,559	$0	$58,559
Restricted cash	2,500	0	2,500	2,500	0	2,500	2,500	0	2,500
Accounts receivable, net	7,250	0	7,250	10,017	0	10,017	9,065	0	9,065
Inventories, net	5,017	0	5,017	5,483	0	5,483	6,946	0	6,946
Other current assets	2,700	(69)	2,631	2,560	(104)	2,456	3,101	(638)	2,463

Total current assets	31,405	(69)	31,336	34,917	(104)	34,813	80,171	(638)	79,533
Property and equipment, net	14,346	22,515	36,861	13,502	20,944	34,446	10,468	12,334	22,802
Restricted cash	1,600	0	1,600	3,200	0	3,200	3,200	0	3,200
Other long term assets	653	(384)	269	692	(416)	276	283	0	283

Total assets	$48,004	$22,062	$70,066	$52,311	$20,424	$72,735	$94,122	$11,696	$105,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,517	$0	$4,517	$5,597	$0	$5,597	$9,232	$0	$9,232
Accrued expenses	4,363	79	4,442	5,341	106	5,447	6,127	99	6,226
Deferred revenue	1,806	0	1,806	1,813	0	1,813	2,037	203	2,240
Convertible debt, at face value	0	0	0	0	0	0	34,851	0	34,851
Other current liabilities	402	0	402	291	0	291	363	0	363

Total current liabilities	11,088	79	11,167	13,042	106	13,148	52,610	302	52,912
Long term debt, net of current portion	2,705	0	2,705	0	0	0	0	0	0
Lease financing obligation, net of current portion	0	21,352	21,352	0	19,962	19,962	0	11,357	11,357
Other long term liabilities	653	256	909	792	24	816	1,198	676	1,874

Total liabilities	14,446	21,687	36,133	13,834	20,092	33,926	53,808	12,335	66,143
Stockholders’ equity:
Common stock	13	0	13	13	0	13	12	0	12
Additional paid-in capital	612,007	535	612,542	611,669	536	612,205	611,028	(209)	610,819
Accumulated deficit	(578,462)	(160)	(578,622)	(573,205)	(204)	(573,409)	(570,726)	(430)	(571,156)

Total stockholders’ equity	33,558	375	33,933	38,477	332	38,809	40,314	(639)	39,675

Total liabilities and stockholders’ equity	$48,004	$22,062	$70,066	$52,311	$20,424	$72,735	$94,122	$11,696	$105,818

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers. Additionally, certain reclassifications have been made to the consolidated balance sheet to conform to the current presentation as of December 31, 2012.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly balance sheets for the quarters ended September 30, 2011 and June 30, 2011. For further information regarding these adjustments, See Note 2.

	Consolidated Balance Sheet September 30, 2011			Consolidated Balance Sheet June 30, 2011
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
	(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,672	$0	$35,672	$44,620	$0	$44,620
Restricted cash	5,000	0	5,000	5,000	0	5,000
Accounts receivable, net	7,981	0	7,981	9,447	0	9,447
Inventories, net	5,948	0	5,948	5,649	0	5,649
Other current assets	2,715	0	2,715	2,508	0	2,508

Total current assets	57,316	0	57,316	67,224	0	67,224
Property and equipment, net	5,513	5,695	11,208	3,645	3,067	6,712
Restricted cash	0	0	0	0	0	0
Other long term assets	463	0	463	602	0	602

Total assets	$63,292	$5,695	$68,987	$71,471	$3,067	$74,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,566	$0	$4,566	$5,316	$0	$5,316
Accrued expenses	5,572	59	5,631	5,387	16	5,403
Deferred revenue	3,894	0	3,894	3,499	0	3,499
Accrued restructuring	587	0	587	1,047	0	1,047
Convertible debt, at carrying value	34,851	0	34,851	48,242	0	48,242
Other current liabilities	458	145	603	549	38	587

Total current liabilities	49,928	204	50,132	64,040	54	64,094
Lease financing obligation, net of current portion	0	5,232	5,232	0	3,029	3,029
Other long term liabilities	980	(12)	968	946	(16)	930
Long term liabilities of discontinued operations	65	0	65	134	0	134

Total liabilities	50,973	5,424	56,397	65,120	3,067	68,187
Stockholders’ equity:
Common stock	12	0	12	12	0	12
Additional paid-in capital	610,139	0	610,139	609,969	0	609,969
Accumulated deficit	(597,832)	271	(597,561)	(603,630)	0	(603,630)

Total stockholders’ equity	12,319	271	12,590	6,351	0	6,351

Total liabilities and stockholders’ equity	$63,292	$5,695	$68,987	$71,471	$3,067	$74,538

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers. Additionally, certain reclassifications have been made to the consolidated balance sheet to conform to the current presentation as of December 31, 2012.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly statements of comprehensive income (loss) for the three months ended September 30, 2012, June 30, 2012 and March 31, 2012. For further information regarding these adjustments, See Note 2.

	Consolidated Statements of Comprehensive Income Three Months Ended September 30, 2012			Consolidated Statements of Comprehensive Income Three Months Ended June 30, 2012			Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2012
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Revenue:
Product	$8,004	$0	$8,004	$12,242	$0	$12,242	$11,721	$0	$11,721
Contract manufacturing	1,561	0	1,561	2,486	0	2,486	0	0	0
Collaborative and license	697	0	697	969	0	969	5,508	0	5,508

Total revenue	10,262	0	10,262	15,697	0	15,697	17,229	0	17,229

Operating (income) expenses:
Cost of product and contract manufacturing revenue	6,726	0	6,726	9,921	0	9,921	7,315	0	7,315
Research and development	4,045	(239)	3,806	3,880	(47)	3,833	3,161	0	3,161
Selling, general and administrative	4,783	(260)	4,523	4,428	(124)	4,304	5,928	(20)	5,908
(Gain) loss on sale of oilseed processing business	0	0	0	203	(203)	0	(31,481)	203	(31,278)
Restructuring charges	11	0	11	9	0	9	7	0	7

Total operating (income) expenses	15,565	(499)	15,066	18,441	(374)	18,067	(15,070)	183	(14,887)

Income (loss) from operations	(5,303)	499	(4,804)	(2,744)	374	(2,370)	32,299	(183)	32,116
Other income and expenses:
Other income (expense), net	5	0	5	11	0	11	(341)	(245)	(586)
Interest expense	(83)	(440)	(523)	(54)	(44)	(98)	(668)	(26)	(694)
Gain (loss) on net change in fair value of derivative assets and liabilities	0	0	0	232	(93)	139	(324)	(382)	(706)

Total other income and (expenses), net	(78)	(440)	(518)	189	(137)	52	(1,333)	(653)	(1,986)

Net income (loss) from continuing operations before income taxes	(5,381)	59	(5,322)	(2,555)	237	(2,318)	30,966	(836)	30,130
Income tax (provision) benefit	147	(15)	132	87	(11)	76	(829)	15	(814)

Net income (loss) from continuing operations	(5,234)	44	(5,190)	(2,468)	226	(2,242)	30,137	(821)	29,316
Net loss from discontinued operations	(23)	0	(23)	(11)	0	(11)	(15)	0	(15)

Net income (loss) attributed to Verenium Corporation	$(5,257)	$44	$(5,213)	$(2,479)	$226	$(2,253)	$30,122	$(821)	$29,301

Net income (loss) per share, basic:
Continuing operations	$(0.41)	$0.00	$(0.41)	$(0.20)	$0.02	$(0.18)	$2.39	$(0.07)	$2.33

Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.41)	$0.00	$(0.41)	$(0.20)	$0.02	$(0.18)	$2.39	$(0.07)	$2.32

Net income (loss) per share, diluted:
Continuing operations	$(0.41)	$0.00	$(0.41)	$(0.20)	$0.02	$(0.18)	$2.32	$(0.06)	$2.26

Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.41)	$0.00	$(0.41)	$(0.20)	$0.02	$(0.18)	$2.32	$(0.06)	$2.26

Shares used in calculating net income (loss) per share, basic	12,765	0	12,765	12,618	0	12,618	12,608	0	12,608

Shares used in calculating net income (loss) per share, diluted	12,765	0	12,765	12,618	0	12,618	13,192	(14)	13,178

Comprehensive income (loss)	$(5,257)	$44	$(5,213)	$(2,479)	$226	$(2,253)	$30,122	$(821)	$29,301

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly statements of comprehensive income (loss) for the three months ended December 31, 2011 and September 30, 2011. For further information regarding these adjustments, See Note 2.

	Consolidated Statements of Comprehensive Income Three Months Ended December 31, 2011			Consolidated Statements of Comprehensive Income Three Months Ended September 30, 2011
	As Reported	Adjustments (1)	As Restated	As Reported	Adjustments (1)	As Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Revenue:
Product	$13,743	$0	$13,743	$14,742	$0	$14,742
Collaborative and license	578	0	578	3,674	0	3,674

Total revenue	14,321	0	14,321	18,416	0	18,416

Operating expenses:
Cost of product and contract manufacturing revenue	8,307	0	8,307	8,698	0	8,698
Research and development	3,393	0	3,393	2,673	52	2,725
Selling, general and administrative	5,259	(51)	5,208	4,940	(323)	4,617
Restructuring charges	3	0	3	20	0	20

Total operating expenses	16,962	(51)	16,911	16,331	(271)	16,060

Income (loss) from operations	(2,641)	51	(2,590)	2,085	271	2,356
Other income and expenses:
Other income, net	5	0	5	7	0	7
Interest expense	(640)	(26)	(666)	(625)	0	(625)
Gain on debt extinguishment upon repurchase of convertible notes	0	0	0	4,065	0	4,065
Gain on net change in fair value of derivative assets and liabilities	41	95	136	290	0	290

Total other income (expense), net	(594)	69	(525)	3,737	0	3,737

Net income (loss) from continuing operations before income taxes	(3,235)	120	(3,115)	5,822	271	6,093
Income tax benefit	368	0	368	0	0	0

Net income (loss) from continuing operations	(2,867)	120	(2,747)	5,822	271	6,093
Net loss from discontinued operations	(149)	0	(149)	(24)	0	(24)

Net income (loss) attributed to Verenium Corporation	$(3,016)	$120	$(2,896)	$5,798	$271	$6,069

Net income (loss) per share, basic:
Continuing operations	$(0.23)	$0.01	$(0.22)	$0.46	$0.02	$0.48

Discontinued operations	$(0.01)	$0.00	$(0.01)	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.24)	$0.01	$(0.23)	$0.46	$0.02	$0.48

Net income (loss) per share, diluted:
Continuing operations	$(0.23)	$0.01	$(0.22)	$0.46	$0.02	$0.48

Discontinued operations	$(0.01)	$0.00	$(0.01)	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.24)	$0.01	$(0.23)	$0.46	$0.02	$0.48

Shares used in calculating net income (loss) per share, basic	12,608	0	12,608	12,607	0	12,607
Shares used in calculating net income (loss) per share, diluted	12,608	0	12,608	12,607	0	12,607

Comprehensive income (loss)	$(3,016)	$120	$(2,896)	$5,798	$271	$6,069

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly statements of comprehensive income (loss) for the nine months ended September 30, 2012 and six months ended June 30, 2012. For further information regarding these adjustments, See Note 2.

	Consolidated Statements of Comprehensive Income Nine Months Ended September 30, 2012			Consolidated Statements of Comprehensive Income Six Months Ended June 30, 2012
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Revenue:
Product	$31,967	$0	$31,967	$23,963	$0	$23,963
Contract manufacturing	4,047	0	4,047	2,486	0	2,486
Collaborative and license	7,174	0	7,174	6,477	0	6,477

Total revenue	43,188	0	43,188	32,926	0	32,926

Operating (income) expenses:
Cost of product and contract manufacturing revenue	23,962	0	23,962	17,236	0	17,236
Research and development	11,086	(286)	10,800	7,041	(47)	6,994
Selling, general and administrative	15,139	(404)	14,735	10,356	(144)	10,212
Gain on sale of oilseed processing business	(31,278)	0	(31,278)	(31,278)	0	(31,278)
Restructuring charges	27	0	27	16	0	16

Total operating expenses	18,936	(690)	18,246	3,371	(191)	3,180

Income from operations	24,252	690	24,942	29,555	191	29,746
Other income and expenses:
Other expense, net	(325)	(245)	(570)	(330)	(245)	(575)
Interest expense	(805)	(510)	(1,315)	(722)	(70)	(792)
Loss on net change in fair value of derivative assets and liabilities	(92)	(475)	(567)	(92)	(475)	(567)

Total other expenses, net	(1,222)	(1,230)	(2,452)	(1,144)	(790)	(1,934)

Net income from continuing operations before income taxes	23,030	(540)	22,490	28,411	(599)	27,812
Income tax provision	(595)	(11)	(606)	(742)	4	(738)

Net income from continuing operations	22,435	(551)	21,884	27,669	(595)	27,074
Net loss from discontinued operations	(49)	0	(49)	(26)	0	(26)

Net income attributed to Verenium Corporation	$22,386	$(551)	$21,835	$27,643	$(595)	$27,048

Net income per share, basic:
Continuing operations	$1.77	$(0.04)	$1.73	$2.19	$(0.05)	$2.15

Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$1.77	$(0.04)	$1.72	$2.19	$(0.05)	$2.14

Net income per share, diluted:
Continuing operations	$1.75	$(0.04)	$1.69	$2.15	$(0.05)	$2.11

Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$1.74	$(0.04)	$1.69	$2.14	$(0.05)	$2.11

Shares used in calculating net income per share, basic	12,664	0	12,664	12,614	0	12,614

Shares used in calculating net income per share, diluted	13,124	(181)	12,943	13,117	(44)	13,073

Comprehensive income	$22,386	$(551)	$21,835	$27,643	$(595)	$27,048

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly statements of comprehensive income (loss) for the nine months ended September 30, 2011. For further information regarding these adjustments, See Note 2.

	Consolidated Statements of Comprehensive Income Nine Months Ended September 30, 2011
	Previously Reported	Adjustments (1)	As Restated
	(amounts in thousands, except per share data)
Revenue:
Product	$42,252	$0	$42,252
Collaborative and license	4,694	0	4,694

Total revenue	46,946	0	46,946

Operating expenses:
Cost of product and contract manufacturing revenue	26,174	0	26,174
Research and development	7,593	52	7,645
Selling, general and administrative	14,106	(323)	13,783
Restructuring charges	2,940	0	2,940

Total operating expenses	50,813	(271)	50,542

Income (loss) from operations	(3,867)	271	(3,596)
Other income and expenses:
Other income, net	50	0	50
Interest expense	(2,421)	0	(2,421)
Gain on debt extinguishment upon repurchase of convertible notes	15,349	0	15,349
Loss on net change in fair value of derivative assets and liabilities	(1,005)	0	(1,005)

Total other income, net	11,973	0	11,973

Net income from continuing operations	8,106	271	8,377
Net income from discontinued operations	37	0	37

Net income attributed to Verenium Corporation	$8,143	$271	$8,414

Net income per share, basic:
Continuing operations	$0.64	$0.02	$0.66

Discontinued operations	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$0.65	$0.02	$0.67

Net income per share, diluted:
Continuing operations	$0.64	$0.02	$0.66

Discontinued operations	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$0.65	$0.02	$0.67

Shares used in calculating net income per share, basic	12,607	0	12,607

Shares used in calculating net income per share, diluted	12,607	0	12,607

Comprehensive income	$8,143	$271	$8,414

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly statements of cash flows for the nine months ended September 30, 2012, six months ended June 30, 2012 and three months ended March 31, 2012. For further information regarding these adjustments, See Note 2.

	Consolidated Statement of Cash Flows Nine Months Ended September 30, 2012			Consolidated Statement of Cash Flows Six Months Ended June 30, 2012			Consolidated Statement of Cash Flows Three Months Ended March 31, 2012
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
	(in thousands)			(in thousands)			(in thousands)
Operating Activities:
Net income (loss)	$22,386	$(551)	$21,835	$27,643	$(595)	$27,048	$30,122	$(821)	$29,301
Net (income) loss from discontinued operations	49	0	49	26	0	26	15	0	15

Net income (loss) from continuing operations	22,435	(551)	21,884	27,669	(595)	27,074	30,137	(821)	29,316
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,120	300	1,420	618	75	693	328	0	328
Share-based compensation	746	0	746	442	0	442	241	0	241
(Amortization) accretion of debt net premium/discount from convertible notes	73	0	73	73	0	73	73	0	73
Loss on net change in fair value of derivative assets and liabilities	92	475	567	92	475	567	324	382	706
Gain on sale of oilseed processing business	(31,278)	0	(31,278)	(31,278)	0	(31,278)	(31,481)	203	(31,278)
Non-cash restructuring charges	17	0	17	16	0	16	2	0	2
Change in operating assets and liabilities:
Accounts receivable	4,121	0	4,121	1,354	0	1,354	2,306	0	2,306
Inventories	1,306	0	1,306	840	0	840	(623)	0	(623)
Other assets	(548)	583	35	(447)	650	203	(578)	767	189
Accounts payable and accrued liabilities	(6,204)	1,020	(5,184)	(4,248)	304	(3,944)	(2,244)	91	(2,153)
Deferred revenue	(2,545)	0	(2,545)	(2,291)	0	(2,291)	(1,815)	0	(1,815)

Net cash used in operating activities of continuing operations	(10,665)	1,827	(8,838)	(7,160)	909	(6,251)	(3,330)	622	(2,708)
Investing activities:
Proceeds from sale of oilseed processing business, net of transaction costs paid	31,183	0	31,183	31,183	0	31,183	33,733	0	33,733
Purchases of property and equipment, net	(7,684)	(1,755)	(9,439)	(6,338)	(890)	(7,228)	(3,014)	(622)	(3,636)
Restricted cash	4,100	0	4,100	2,500	0	2,500	2,500	0	2,500

Net cash provided by (used in) investing activities of continuing operations	27,599	(1,755)	25,844	27,345	(890)	26,455	33,219	(622)	32,597
Financing activities:
Principal payments on debt obligations	(34,851)	0	(34,851)	(34,851)	0	(34,851)	0	0	0
Proceeds from sale of common stock and warrants	481	0	481	447	0	447	6	0	6
Proceeds from issuance of debt, net of issuance costs	2,889	0	2,889	0	0	0	0	0	0
Lease financing obligation payments	0	(72)	(72)	0	(19)	(19)	0	0	0

Net cash used in financing activities of continuing operations	(31,481)	(72)	(31,553)	(34,404)	(19)	(34,423)	6	0	6
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(274)	0	(274)	(183)	0	(183)	(95)	0	(95)

Net cash used in discontinued operations	(274)	0	(274)	(183)	0	(183)	(95)	0	(95)

Net increase (decrease) in cash and cash equivalents	(14,821)	0	(14,821)	(14,402)	0	(14,402)	29,800	0	29,800
Cash and cash equivalents at beginning of year	28,759	0	28,759	28,759	0	28,759	28,759	0	28,759

Cash and cash equivalents at end of year	$13,938	$0	$13,938	$14,357	$0	$14,357	$58,559	$0	$58,559

Supplemental disclosure of cash flow information:
Interest paid	$958	$555	$1,513	$958	$80	$1,038	$0	$0	$0

Supplemental disclosure of non-cash activities:
Property acquired under lease financing obligation	$0	$14,293	$14,293	$0	$12,551	$12,551	$0	$3,927	$3,927

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers. The adjustments also correct amounts previously reflected as cash paid for equipment purchases related to its new facility, but for which the cash had not been paid as of the balance sheet date.

The following tables present the effects of adjustments made to the Company’s previously reported unaudited consolidated quarterly statements of cash flows for the nine months ended September 30, 2011. For further information regarding these adjustments, See Note 2.

	Consolidated Statement of Cash Flows Nine Months Ended September 30, 2011
	Previously Reported	Adjustments(1)	As Restated
	(in thousands)
Operating Activities:
Net income	$8,143	$271	$8,414
Net income from discontinued operations	(37)	0	(37)

Net income from continuing operations	8,106	271	8,377
Adjustments to reconcile net income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,017	0	1,017
Share-based compensation	1,058	0	1,058
Amortization of debt net premium/discount from convertible notes	(140)	0	(140)
Loss on extinguishment of debt	(15,349)	0	(15,349)
Loss on net change in fair value of derivative assets and liabilities	1,005	0	1,005
Non-cash restructuring charges	377	0	377
Change in operating assets and liabilities:
Accounts receivable	(1,273)	0	(1,273)
Inventories	(632)	0	(632)
Other assets	278	0	278
Accounts payable and accrued liabilities	(6,017)	(955)	(6,972)
Deferred revenue	2,986	0	2,986

Net cash used in operating activities of continuing operations	(8,584)	(684)	(9,268)
Investing activities:
Purchases of property and equipment, net	(3,916)	684	(3,232)

Net cash used in investing activities of continuing operations	(3,916)	684	(3,232)
Financing activities:
Repurchase of convertible debt	(38,645)	0	(38,645)

Net cash used in financing activities of continuing operations	(38,645)	0	(38,645)
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(1,112)	0	(1,112)

Net cash used in discontinued operations	(1,112)	0	(1,112)

Net decrease in cash and cash equivalents	(52,257)	0	(52,257)
Cash and cash equivalents at beginning of year	87,929	0	87,929

Cash and cash equivalents at end of year	$35,672	$0	$35,672

Supplemental disclosure of cash flow information:
Interest paid	$2,428	$0	$2,428

Supplemental disclosure of non-cash activities:
Property acquired under lease financing obligation	$0	$5,377	$5,377

(1)	Adjustments include impact of revisions to lease accounting as well as corrections for immaterial adjustments that were not reflected in the previously reported numbers. The adjustments also correct amounts previously reflected as cash paid for equipment purchases related to its new facility, but for which the cash had not been paid as of the balance sheet date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our review and accounting associated with significant non-routine transactions.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintain adequate internal control over financial reporting (as defined in SEC Rules 13(a)—15(f). Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management, under the supervision of, our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management identified deficiencies related to our review and accounting associated with significant non-routine transactions.

On March 14, 2013, we announced that during the preparation process for the our 2012 Annual Report on Form 10-K, an error was identified in our consolidated financial statements for the year ended

December 31, 2011 and the Company’s previously issued consolidated interim financial statements for the quarterly periods ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012, and September 30, 2012 related to our accounting for our facility lease.

We concluded that this deficiency resulted in a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented on a timely basis. Therefore, management has concluded that we had a material weakness and that our internal control over financial reporting was not effective as of December 31, 2012.

Specifically, management has concluded the material weakness in its internal control over financial reporting related to the review and accounting associated with significant non-routine transactions.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Remediation Efforts to Address Material Weakness

This deficiency related to our review and accounting associated with significant non-routine transactions. To remediate the material weakness described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	engagement of independent third party experts to assist or review in accounting for non-routine, complex transactions;

•	additional training for staff involved in accounting for non-routine, complex transactions

Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor entitled “As of December 31, 2012, we identified a material weakness in internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected ” in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Verenium Corporation

We have audited Verenium Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Verenium Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to its review and accounting for significant non-routine transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Verenium Corporation as of December 31, 2012 and 2011 (restated) and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2012, December 31, 2011 (restated) and December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated April 1, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Verenium Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

San Diego, California

April 1, 2013

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012 under the heading “Directors, Executive Officer and Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012 under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012 under the heading “Certain Relationships and Related Party Transactions, and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012 under the heading “Principal Accounting Fees and Services.”

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

See the Exhibit Index immediately following the signature pages to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERENIUM CORPORATION

By:	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer

Date: April 1, 2013

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

Signature	Title	Date

/s/ JAMES E. LEVINE James E. Levine	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013

/s/ JEFFREY G. BLACK Jeffrey G. Black	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2013

/s/ JAMES H. CAVANAUGH James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	March 29, 2013

/s/ JOSHUA RUCH Joshua Ruch	Director	March 29, 2013

/s/ JOHN F. DEE John F. Dee	Director	March 29, 2013

/s/ FERNAND J. KAUFMANN Fernand J. Kaufmann, Ph.D.	Director	March 29, 2013

/s/ PETER JOHNSON Peter Johnson	Director	March 29, 2013

/s/ CHERYL WENZINGER Cheryl Wenzinger	Director	March 29, 2013

/s/ MICHAEL ZAK Michael Zak	Director	March 29, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of July 14, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 19, 2010, and incorporated herein by reference.

2.2†	Asset Purchase Agreement, dated as of March 23, 2012, by and between DSM Food Specialties B.V. and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-29173), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Amended and Restated Bylaws—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Form of Warrant issued to Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

4.3	Amended and Restated Warrant issued to Athyrium Opportunities Fund (A)—filed herewith.

4.4	Amended and Restated Warrant issued to Athyrium Opportunities Fund (B)—filed herewith.

4.5	Registration Rights Agreement, dated December 7, 2012, by and between the Company and Athyrium Opportunities Fund (A) LP and Athyrium Opportunities Fund (B) LP—filed herewith.

Exhibit Number	Description of Exhibit

10.1*	Form of Indemnity Agreement entered into between the Company and its directors and executive officers—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.

10.2*	1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, and incorporated herein by reference.

10.3*	Form of Stock Option Grant Notice and Stock Option Agreement under the 1997 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, and incorporated herein by reference.

10.4*	2005 Non-Employee Directors’ Equity Incentive Plan—filed as an exhibit to the Company’s Proxy Statement on Form 14-A (File No. 000-29173), filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by reference.

10.5*	Verenium 2007 Equity Incentive Plan—filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-145062), filed with the Securities and Exchange Commission on August 2, 2007, and incorporated herein by reference.

10.6*	Form of Executive Officer 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.7*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.8*	Form of Stock Option Grant Notice and Form of Exercise for use in connection with Executive Officer 2007 Equity Incentive Plan Option Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Option Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.9*	Form of Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.10*	Form of Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.11*	Form of Restricted Stock Bonus Grant Notice for use in connection with Executive Officer 2007 Equity Incentive Plan Restricted Stock Bonus Agreement and Non-Executive Employee and Consultant 2007 Equity Incentive Plan Restricted Stock Bonus Agreement—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by reference.

10.12†	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders identified therein, dated January 25, 1999—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission, and incorporated herein by reference.

10.13†	License Agreement by and between the Company and Finnfeeds International Limited (now Danisco Animal Nutrition), dated December 1, 1998—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853), filed with the Securities and Exchange Commission, and incorporated herein by reference.

Exhibit Number		Description of Exhibit

10.14	*	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Joshua Ruch—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by reference.

10.15	*	Indemnification Agreement, dated December, 2004, by and between Celunol Corp. and Michael Zak—filed as an exhibit to the Company’s registration statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by reference.

10.16		Office Lease Agreement for space at 55 Cambridge Parkway, Cambridge, MA, between 55 Cambridge Parkway, Inc. as landlord and Celunol Corp. as tenant, dated April 5, 2007—filed as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (No. 333-141392), filed with the Securities and Exchange Commission on May 8, 2007, and incorporated herein by reference.

10.17	*	Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated February 17, 2004—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-29173), filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.18	*	Amendment to Amended and Restated Fermentation Services Agreement between Diversa Corporation, and Fermic, S.A. de C.V., dated August 1, 2006—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-29173), filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

10.19	*	Employment Agreement, dated September 24, 2008, by and between the Company and Janet Roemer—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on November 10, 2008, and incorporated herein by reference.

10.20	*	Employment Agreement, dated January 13, 2009, by and between the Company and Jeffrey G. Black—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

10.21	*	Employment Agreement, dated April 24, 2009, by and between the Company and James E. Levine—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-29173), filed with the Securities and Exchange Commission on May 18, 2009, and incorporated herein by reference.

10.22	*	Amendment to Employment Agreement, effective March 31, 2011, by and between the Company and James E. Levine—filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.

10.23	*	Amendment to Employment Agreement, effective March 31, 2011, by and between the Company and Jeffrey G. Black—filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.

10.24		Form of Exchange Agreement, dated August 28, 2009, among the Company and certain holders of the Company’s 5.50% Convertible Senior Notes due 2027—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on September 4, 2009, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.25*	Verenium Corporation 2010 Equity Incentive Plan—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 18, 2010, and incorporated herein by reference.

10.26	Separation Agreement, dated October 28, 2009, between the Company and Syngenta Participations AG, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2010, and incorporated herein by reference.

10.27	Escrow Agreement, dated as of September 2, 2010, by and among the Company, BP Biofuels North America LLC and JPMorgan Chase Bank, National Association—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.28†	Verenium License Agreement, dated as of September 2, 2010, by and between the Company and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.29†	BP License Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.30†	Joint Intellectual Property Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011 and incorporated herein by reference.

10.31	Sublicense Agreement, dated as of September 2, 2010, by and between Verenium Biofuels Corporation and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.32	Verenium Non-Competition Agreement, dated as of September 2, 2010, by and between the Company and BP Biofuels North America LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.33†	BP Non-Competition Agreement, dated as of September 2, 2010, by and between BP Biofuels North America LLC and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on May 13, 2011, and incorporated herein by reference.

10.34	Indemnification Rights and Contribution Agreement, dated as of August 12, 2010, by and between Charles River Partnership XII, LP and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173 , filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.35	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., HealthCare Ventures V, L.P., HealthCare Ventures VI, L.P. and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.36	Indemnification Rights and Contribution Agreement, dated as of September 17, 2010, by and among Rho Ventures IV, L.P., Rho Ventures IV (QP), L.P., Rho Ventures IV GmbH & Co. Beteiligungs KG, Rho Management Trust I and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by reference.

10.37†	Collaboration Agreement, dated June 23, 2011, by and between the Company and Novus International, Inc.—filed as an exhibit to the Company’s Current Report on Form 8-K/A (File No. 000-29173), filed with the Securities and Exchange Commission on January 10, 2012, and incorporated herein by reference

10.38†	Lease Agreement, dated June 24, 2011, by and between the Company and ARE-John Hopkins Court, LLC—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-29173), filed with the Securities and Exchange Commission on August 12, 2011, and incorporated herein by reference

10.39†	First Amendment to Lease, dated August 6, 2012, by and between ARE-John Hopkins Court, LLC, and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.

10.40†	Second Amendment to Lease dated September 7, 2012 by and between ARE-John Hopkins Court, LLC, and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.

10.41†	Third Amendment to Lease dated October 17, 2012 by and between ARE-John Hopkins Court, LLC, and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.

10.42†	Loan and Security Agreement, dated October 19, 2011, by and between the Company and Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

10.43	Intellectual Property Security Agreement, dated October 19, 2011, by and between the Company and Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

10.44*	Employment Agreement, dated October 29, 2010, by and between the Company and Alexander A. Fitzpatrick —filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

10.45†	License Agreement, dated as of March 23, 2012, by and between DSM Food Specialties B.V. and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-29173), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated herein by reference.

10.46	Loan and Security Agreement, dated October 5, 2012, by and between Comerica Bank and the Company—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-29173), filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.47	First Amendment to Loan and Security Agreement, dated December 7, 2012, by and between Comerica Bank and the Company—filed herewith.

10.48†	Credit Agreement, dated December 7, 2012, by and between the Company and Athyrium Opportunities Fund (A) LP—filed herewith.

21.1	Subsidiaries of the Company—filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm—filed herewith.

24.1	Power of Attorney (included as part of the signature page).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management or compensatory plan or arrangement.
†	Confidential treatment has been requested with or granted respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Securities and Exchange Commission.