Form 10-Q
period 2013-03-31
VERENIUM CORP
filed 2013-05-10
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of May 6, 2013 was 12,784,894.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,196	$34,875
Restricted cash	2,500	2,500
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at March 31, 2013 and December 31, 2012	11,620	10,577
Inventories, net	5,140	5,311
Other current assets	2,517	3,039

Total current assets	48,973	56,302
Property and equipment, net	36,127	36,798
Other long term assets	624	676

Total assets	$85,724	$93,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,488	$7,573
Accrued expenses	3,804	5,693
Deferred revenue	1,377	1,929
Other current liabilities	335	428

Total current liabilities	12,004	15,623
Long term debt, at carrying value, net of current portion (face value of $25.1 million at March 31, 2013 and $25.2 million at December 31, 2012)	25,836	24,861
Lease financing obligation, net of current portion	22,413	22,020
Other long term liabilities	583	619

Total liabilities	60,836	63,123
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	0	0
Common stock—$0.001 par value; 245,000 shares authorized at March 31, 2013 and December 31, 2012; 12,783 shares issued and outstanding at March 31, 2013 and December 31, 2012	13	13
Additional paid-in capital	613,176	612,884
Accumulated deficit	(588,301)	(582,244)

Total stockholders’ equity	24,888	30,653

Total liabilities and stockholders’ equity	$85,724	$93,776

Note: The condensed consolidated balance sheet data at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Product	$10,216	$11,721
Contract manufacturing	2,218	0
Collaborative and license	1,352	5,508

Total revenue	13,786	17,229

Operating expenses (income):
Cost of product and contract manufacturing revenue	7,704	7,315
Research and development	5,078	3,161
Selling, general and administrative	4,763	5,915
Gain on sale of oilseed processing business	0	(31,278)

Total operating expenses (income)	17,545	(14,887)

Income (loss) from operations	(3,759)	32,116
Other income and expenses:
Other income (expense), net	5	(586)
Interest expense	(1,376)	(694)
Loss on net change in fair value of derivative assets and liabilities	(927)	(706)

Total other expense, net	(2,298)	(1,986)

Net income (loss) from continuing operations before income taxes	(6,057)	30,130
Income tax provision	0	(814)

Net income (loss) from continuing operations	(6,057)	29,316
Net loss from discontinued operations	0	(15)

Net income (loss) attributed to Verenium Corporation	$(6,057)	$29,301

Net income (loss) per share, basic:
Continuing operations	$(0.47)	$2.33

Attributed to Verenium Corporation	$(0.47)	$2.32

Net income (loss) per share, diluted:
Continuing operations	$(0.47)	$2.26

Attributed to Verenium Corporation	$(0.47)	$2.26

Shares used in calculating net income per share, basic	12,783	12,608

Shares used in calculating net income per share, diluted	12,783	13,178

Comprehensive income (loss)	$(6,057)	$29,301

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(6,057)	$29,301
Net loss from discontinued operations	0	15

Net income (loss) from continuing operations	(6,057)	29,316
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	937	328
Share-based compensation	299	241
Amortization of debt discount	139	73
Loss on net change in fair value of derivative assets and liabilities	927	706
Gain on sale of oilseed processing business	0	(31,278)
Non-cash restructuring charges	0	2
Change in operating assets and liabilities:
Accounts receivable	(1,043)	2,306
Inventories	171	(623)
Other assets	574	189
Accounts payable and accrued liabilities	(2,573)	(2,153)
Deferred revenue	(601)	(1,815)

Net cash used in operating activities of continuing operations	(7,227)	(2,708)
Investing activities:
Proceeds from sale of oilseed processing business, net of transaction costs paid	0	33,733
Purchases of property and equipment, net	(286)	(3,636)
Release of restricted cash	0	2,500

Net cash provided by (used in) investing activities of continuing operations	(286)	32,597
Financing activities:
Principal payments on debt obligations	(104)	0
Proceeds from sale of common stock	0	6

Net cash provided by (used in) financing activities of continuing operations	(104)	6
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(62)	(95)

Net cash used in discontinued operations	(62)	(95)

Net increase (decrease) in cash and cash equivalents	(7,679)	29,800
Cash and cash equivalents at beginning of year	34,875	28,759

Cash and cash equivalents at end of period	27,196	58,559

Supplemental disclosure of cash flow information:
Interest paid	$966	$0

Supplemental disclosure of non-cash activities:
Property acquired under lease financing obligation	$0	$3,927

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, discontinued operations, and related disclosures. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, income taxes and any other accounts. These estimates are based on historical experience, on information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$29,696	$0	$0	$29,696	$37,375	$0	$0	$37,375

Liabilities:
Warrants (2)	$0	$0	$4,836	$4,836	$0	$0	$3,909	$3,909

(1)	Included in cash and cash equivalents and restricted cash on the accompanying consolidated balance sheets.
(2)	Represents warrants issued in February 2008 in connection with a convertible debt offering, in October 2009 in connection with a public offering of common stock, and in December 2012 in connection with a credit agreement with Athyrium Opportunities Fund (“Athyrium”), all of which qualified for liability accounting.

•

The warrants issued in 2008 had a fair value of zero as of March 31, 2013 and December 31, 2012, calculated using the Black-Scholes Merton methodology using significant unobservable inputs consistent with the inputs used for the Company’s share-based compensation expense adjusted for the warrants’ expected life (Level 3).

•

The warrants issued in 2009 had a fair value of less than $0.1 million as of March 31, 2013 and December 31, 2012, and were classified within other long term liabilities, calculated using the Black-Scholes Merton methodology using significant unobservable inputs consistent with the inputs used for the Company’s share-based compensation expense adjusted for the warrants’ expected life (Level 3).

•

The warrants issued in December 2012 had a fair value of $4.8 million at March 31, 2013 and $3.9 million at December 31, 2012, and are included in long term debt carrying value. The warrants are valued using a risk-neutral Monte Carlo valuation model, in order to capture the warrants’ anti-dilution protection features. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the warrants. The expected life of the warrants is based on their remaining contractual term. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion. In order to take into account the warrants’ anti-dilution provisions, management’s expectations regarding the potential timing and likelihood of future financings are incorporated in the model.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2013 to March 31, 2013 (in thousands):

Derivative Liability – Warrants
Balance at January 1, 2013	$3,909
Adjustment to fair value included in earnings (1)	927

Balance at March 31, 2013	$4,836

(1)	The derivatives were revalued at the end of the reporting period and the resulting difference is included in the results of operations. For the three months ended March 31, 2013, the net adjustment to fair value is included in “Loss on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statements of comprehensive operations.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of March 31, 2013, the Company had $1.6 million in current and long-term deferred revenue, of which $1.4 million related to funding from collaborative partners and $0.2 million related to product sales.

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

The Company recognizes revenue from royalties calculated as a share of profits from DuPont Nutrition Biosciences ApS (“DuPont”), a division of E. I. du Pont de Nemours and Company, during the quarter in which such revenue is earned. DuPont markets products based on the Company’s Phyzyme® XP phytase enzyme. Revenue from royalties calculated as a share of operating profit, as defined in the agreement, is recognized generally upon shipment of Phyzyme® XP phytase by DuPont to their customers, based on information provided by DuPont. Revenue from royalties is included in product revenue in the consolidated statements of comprehensive operations.

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

During the three months ended March 31, 2012, a tax provision of $0.8 million was recorded for alternative minimum tax (“AMT”) liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $31.3 million taxable gain from the sale of the oilseed processing business to DSM. The Company currently believes it has available federal and California net operating loss carryforwards (“NOL’s”) to fully offset its taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOL’s to offset AMT taxable income.

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

Computation of basic net income (loss) per share for the three months ended March 31, 2013 and 2012 was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator
Net income (loss) from continuing operations	$(6,057)	$29,316

Net income (loss) from discontinued operations	$0	$(15)

Net income (loss) attributed to Verenium Corporation	$(6,057)	$29,301

Denominator
Weighted average shares outstanding during the period	12,783	12,611
Less: Weighted average unvested restricted shares outstanding	0	(3)

Weighted average shares used in computing basic net income per share	12,783	12,608

Net income (loss) per share, basic:
Continuing operations	$(0.47)	$2.33

Discontinued operations	$0.00	$0.00

Attributed to Verenium Corporation	$(0.47)	$2.32

Computation of diluted net income per share for the three months ended March 31, 2012 was as follows (in thousands, except per share data):

Numerator
Net income from continuing operations	$29,316
Plus: Income impact of assumed conversions (Interest on convertible debt)	479

Net income from continuing operations plus assumed conversions	$29,795

Net loss from discontinued operations	$(15)

Net income attributed to Verenium Corporation	$29,301
Plus: income impact of assumed conversions (interest on convertible debt)	479

Net income attributed to Verenium Corporation plus assumed conversions	$29,780

Denominator
Weighted average shares outstanding during the period	12,608
Plus: Effect of dilutive potential common shares from:
Stock options, awards and warrants	116
Convertible debt	454

Diluted weighted average common shares outstanding	13,178

Net income per share, diluted:
Continuing operations	$2.26

Discontinued operations	$0.00

Attributed to Verenium Corporation	$2.26

For the three months ended March 31, 2013, potentially dilutive securities covering 6.5 million shares related to warrants and 2.0 million shares related to stock options to purchase common stock were not included in the diluted per share calculations because they would be antidilutive.

For the three months ended March 31, 2012, potentially dilutive securities covering 3.4 million shares related to warrants and 1.8 million shares related to stock options to purchase common stock were not included in the diluted net income per share calculations because they would be antidilutive.

2. DSM Asset Purchase Agreement

On March 23, 2012, the Company entered into an agreement with DSM for the purchase of the Company’s oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition services agreement with DSM. Under the license agreement, the Company issued a license for its alpha-amylase product and xylanase enzyme product to DSM both for use in the food and beverage markets. The Company retains the rights to use the alpha-amylase and xylanase products outside of the food and beverage markets. In turn, DSM licensed to the Company the intellectual property purchased by DSM in the transaction and the intellectual property that the Company had previously licensed to BP Biofuels North America LLC (“BP”) under a license agreement with BP. Further in the license agreement, the Company agreed to provide DSM with three dedicated full time equivalents (“FTE”) for new gene libraries to be developed by the Company for one year, and to deliver any new gene libraries derived from these efforts to DSM in exchange for a royalty paid by DSM to the Company on any enzyme product discovered by DSM through the use of the new gene libraries. The supply agreement requires the continued manufacture by the Company of the purchased oilseed processing product and the licensed alpha-amylase and xylanase products for sale to DSM with minimum quantities. The Company may be obligated to share in cost overruns or increases, in whole or in part, in connection with the manufacturing. Under the transition services agreement the Company provided services to DSM paid on an hourly basis as services were incurred through March 2013.

The aggregate consideration received by the Company in connection with the transactions was $37 million, including reimbursement for transaction and related expenses incurred by the Company of $2.0 million.

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

Based on proportional performance of efforts performed during the three months ended March 31, 2013, the Company recognized collaborative revenue of $0.9 million pursuant to the DSM asset purchase agreement, primarily related to the final delivery and completion of the gene library efforts. As of March 31, 2013, the Company had $0.1 million in deferred revenue attributed to DSM.

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

Due to the continuing involvement of the Company associated with the manufacturing of the products, the results of operations associated with the sale of the oilseed processing business are included in continuing operations in the accompanying consolidated statements of comprehensive operations for the current period and all prior periods presented.

3. Debt

Future maturities and interest payments under the Company’s long term debt as of March 31, 2013 are set forth below (in thousands):

	March 31, 2013
	Term Loan	Equipment Loan	Total
April - December 2013	$1,941	$320	$2,261
Fiscal year 2014	2,588	427	3,015
Fiscal year 2015	2,588	427	3,015
Fiscal year 2016	2,588	427	3,015
Fiscal year 2017	24,922	427	25,349
Thereafter	0	2,135	2,135

Total minimum payments	34,627	4,163	38,790
Less amount representing interest	(12,127)	(1,377)	(13,504)

Gross balance of long term debt	22,500	2,786	25,286
Plus derivative liability (1)	4,785	0	4,785
Less unamortized debt discount (2)	(4,048)	0	(4,048)

Total carrying value	23,237	2,786	26,023
Less current portion	0	(187)	(187)

Total carrying value, noncurrent portion	$23,237	$2,599	$25,836

(1)	Represents the detachable warrants issued to Athyrium, as further described below. The Company has the intent and the ability to settle the warrants in shares of common stock. As such, the asserted derivative liability was included in long term debt carrying value on its consolidated financial statements at March 31, 2013 and December 31, 2012.
(2)	Includes the initial fair value of the detachable warrants in addition to cash fees paid to Athyrium.

Athyrium Credit Agreement

On December 7, 2012, the Company entered into a credit agreement with Athyrium for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term and, other than as described below, the Company is not required to make payments of principal for amounts outstanding under the term loan until maturity, December 7, 2017. Subject to certain exceptions, the term loan is secured by substantially all of the Company’s assets, including the Company’s intellectual property.

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

The credit agreement includes limitations on the Company’s ability to, among other things, grant certain liens, make certain investments, incur certain debt, engage in certain mergers and acquisitions, dispose of assets, make certain restricted payments such as dividend payments, engage in any business not related to the Company’s current business strategy, enter into certain transactions with affiliates and insiders, enter into certain agreements that encumber or restrict the Company’s ability to satisfy the Company’s obligations under the credit agreement, use the proceeds from the term loan to purchase margin stock, make certain voluntary prepayments on outstanding debt, make certain fundamental changes to the Company’s corporate organization, make certain changes to the Company’s credit facility with Comerica Bank (“Comerica”) and permit the Company’s total revenues for any fiscal quarter to be less than $7.5 million, and contains usual and customary covenants for an arrangement of its type.

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

Pursuant to the credit agreement, the Company issued to Athyrium warrants to purchase up to 2.9 million shares of the Company’s common stock at a price of $2.49 per share, which represents a 17.5% premium over the closing price of the Company’s common stock on December 7, 2012. The warrants are immediately exercisable and have a term of seven years. The warrants are subject to price-based anti-dilution adjustments in the event of certain issuances by the Company of equity or equity-linked securities at effective prices per share of less than $2.12, subject to a floor exercise price per share for the warrants following any such anti-dilution adjustments of $2.12 per share. As a result of these anti-dilution provisions, at inception the warrants, in accordance with authoritative guidance, were required to be bifurcated and accounted for separately as a derivative liability. Since the Company has the intent and the ability to settle the warrants in shares of common stock, the asserted derivative liability is included in long term debt carrying value on its consolidated balance sheets at March 31, 2013 and December 31, 2012. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of comprehensive operations.

As of March 31, 2013, the Company is in compliance with all covenants under the credit agreement with Athyrium.

Comerica Credit Facility

On October 19, 2011, the Company entered into credit facilities with Comerica consisting of a $3.0 million domestic receivables and inventory revolving line and a $10.0 million export-import receivables revolving line (the “Ex-Im line”). No amounts had ever been outstanding on the lines. In conjunction with the sale of the oilseed processing business to DSM, the Ex-Im line was terminated. Unamortized costs of $0.5 million were expensed and are recorded in conjunction with the termination of the facility within the other income (expense), net line item on the Company’s condensed consolidated statement of comprehensive operations for the three months ended March 31, 2012.

Further, in connection with this line of credit, the Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time through the expiration of the warrant on October 19, 2016.

Subsequently on October 5, 2012, the Company entered into a new $10.0 million revolving credit facility with Comerica (the “Credit Facility” or the “Comerica Line”). The Credit Facility has a maturity date of October 5, 2014. On December 7, 2012, in connection with the Athyrium credit agreement, certain provisions of the Credit Facility were amended to reflect the credit agreement with Athyrium, including the aggregate maximum amount that may be borrowed by the Company which was reduced from $10.0 million to $7.5 million. The credit facility is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $7.5 million or (ii) 80% of certain eligible domestic accounts receivable held by the Company that arise in the ordinary course of the Company’s business and 90% of eligible foreign accounts receivable held by the Company that arise in the ordinary course of the Company’s business, in each case, reduced by the aggregate face amount of any outstanding letters of credit and the aggregate limits and credit card processing reserves in respect of any corporate credit cards issued to the Company. Advances under the credit facility bear interest at a daily adjusting London Interbank Offered Rate plus a margin of 4.75%.

The Comerica Line allows the Company to borrow up to $5.9 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to the Company’s landlord. The Credit Facility also immediately freed up $1.6 million in restricted cash which had previously secured the letter of credit. The Credit Facility contains financial covenants that require minimum tangible net worth of not less than $10.0 million plus an escalation of 50% of any equity proceeds received by the Company from the sale of the Company’s equity securities up to an aggregate increase of no more than $5.0 million and minimum cash levels which must be met on an ongoing basis.

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

The events of default under the Credit Facility include, among other things, payment defaults, breaches of covenants, the occurrence of a material adverse change in the Company’s business, judgments against the Company, material misrepresentations by the Company and bankruptcy events. On March 29, 2013, the Company received a letter from Comerica stating that Comerica intends to work with the Company to issue, within 45 days, a waiver under the Credit Facility for defaults caused by the restatement of certain of the Company’s historical financial statements related to a revision in its accounting for its facility lease, as more fully described the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. On April 18, 2013, the Company received a waiver letter from Comerica, and is currently in compliance with all covenants under the Credit Facility.

Equipment Loan

In connection with the Company’s building lease, the Company put in place a facility for up to $3.0 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego, California. The facility is intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for the new building. The facility is to be paid at an interest rate of 9% over a term of 126 months. As of March 31, 2013, the Company had $2.8 million outstanding under this facility.

Debt Extinguishment

On April 2, 2012, all noteholders validly tendered their 5.5% Senior Convertible Notes (“2007 Notes”), in response to the then-outstanding tender offer for the 2007 Notes, and the Company repurchased the remaining $34.9 million in principal amount of 2007 Notes outstanding for a total cash payment of $35.8 million, including accrued and unpaid interest. No further obligation remains outstanding for the 2007 Notes.

4. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	March 31, 2013	December 31, 2012
Raw materials	$389	$325
Work in progress	514	597
Finished goods	4,719	5,293

	5,622	6,215
Reserve	(482)	(904)

Net inventory	$5,140	$5,311

The Company reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf life of raw materials, demand for its enzyme products and historical write-offs.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method.

Property and equipment consists of the following (in thousands):

		March 31, 2013	December 31, 2012
Laboratory, machinery and equipment	3-5 years	$28,543	$28,308
Computer equipment	3 years	4,430	4,350
Furniture and fixtures	5 years	899	899
Building	40 years	18,748	18,748
Leasehold improvements	Over term of lease	4,529	4,529
Pilot plant	10 years	6,363	6,412

Property and equipment, gross		63,512	63,246
Less: Accumulated depreciation and amortization		(27,385)	(26,448)

Property and equipment, net		$36,127	$36,798

Accrued expenses

Accrued expenses consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee compensation	$1,676	$3,129
Professional and outside services costs	1,003	841
Accrued interest on debt	0	262
Royalties	633	980
Accrued restructuring	31	61
Accrued taxes	47	265
Other	414	155

	$3,804	$5,693

5. Significant Collaborative Research and Development Agreements

Novus International, Inc

On June 23, 2011, the Company entered into a collaboration agreement with Novus International Inc. (“Novus”) to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late stage product pipeline in the animal health and nutrition product line (collectively referred to as “animal feed enzymes”). During the three months ended March 31, 2012, the Company completed one of the identified deliverables in the agreement related to the delivery of one of the licenses required to produce the final end products. Collaborative revenue for the three months ended March 31, 2013 was $0.3 million and $3.1 million for the three months ended March 31, 2012, which includes $0.2 million for research and development services during the quarter and $2.9 million related to the relative selling price of the delivered license deliverable. There was $0.8 million of deferred revenue for Novus as of March 31, 2013.

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

6. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, DuPont, represented 57% and 43% of total revenue for the three months ended March 31, 2013 and 2012. Revenue from the Company’s second largest customer, DSM, represented 22% and 9% of total revenue for the three months ended March 31, 2013 and 2012. Accounts receivable from these two customers comprised approximately 80% of accounts receivable at March 31, 2013 and 75% at December 31, 2012.

Revenue by geographic area was as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
North America	$4,023	$6,463
South America	2,520	2,388
Europe	7,228	7,876
Asia	15	502

	$13,786	$17,229

The Company manufactures and sells enzymes primarily within four main product lines. Revenues from the animal health and nutrition product line primarily include the Phyzyme® XP phytase enzyme and from time to time toll manufacturing of other products in this market. Revenues from the grain processing product line include Fuelzyme® alpha-amylase, Veretase® alpha-amylase, Xylathin™ xylanase and DELTAZYM® GA L-E5 gluco-amylase enzymes. Revenues from all other product lines primarily include Luminase® PB-100 xylanase and Pyrolase® cellulase.

The following table sets forth product revenues by individual product line (in thousands):

	Three Months Ended March 31,
	2013	% of Total	2012	% of Total
Product revenues:
Animal health and nutrition	$7,926	64%	$7,416	63%
Grain processing	2,166	17%	3,585	31%
Oilseed processing (1)	0	0%	579	5%
All other products	124	1%	141	1%

Total product revenue	$10,216	82%	$11,721	100%
Contract manufacturing (1)	2,218	18%	0	0%

Total product and contract manufacturing revenue	$12,434	100%	$11,721	100%

(1)

The Company continues to provide manufacturing services for the products sold and licensed to DSM. All revenue after the agreement date (March 23, 2012) is classified as contract manufacturing revenue within the Company’s product line item on the consolidated statements of comprehensive operations. All historical amounts related to Purifine® PLC and Veretase® are presented as oilseed processing and grain processing product revenue, respectively.

The Company manufactures most of its enzyme products through a manufacturing facility in Mexico City, owned by Fermic. The carrying value of property and equipment held at Fermic reported on the Company’s consolidated balance sheets totaled approximately $1.5 million at March 31, 2013 and December 31, 2012.

7. Share-based Compensation

Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Continuing Operations:
Cost of product and contract manufacturing revenue	$26	$12
Research and development	73	25
Selling, general and administrative	200	204

	$299	$241

As of March 31, 2013, there was $1.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 1.5 years as follows (in thousands):

Fiscal Year 2013 (April 1, 2013 to December 31, 2013)	$717
Fiscal Year 2014	509
Fiscal Year 2015	214
Fiscal Year 2016	61
Thereafter	23

$1,524

8. Commitment and Contingencies

Lease Financing Obligation

On June 24, 2011, the Company signed a lease agreement for 59,199 square feet of new office and laboratory space in San Diego, California for a term of 126 months commencing in June 2012. Upon lease commencement, rent is approximately $192,000 a month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% July 1 of each year during the lease term, commencing July 1, 2013. Further, the lease agreement allows for a “free rent” term from January 2013 through October 2013. In addition to the tenant allowance incorporated in the lease payment, an additional tenant improvement allowance of $1.5 million was exercised, which must be paid back in monthly payments at a 9% interest rate over the term of the lease. The lease provides the Company with two consecutive options to extend the term of the lease for five years each, which may be exercised with 12 months prior written notice. In the event the Company chooses to extend the term of the lease, the minimum monthly rent payable for the additional term will be determined according to the then-prevailing market rate.

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

At March 31, 2013, the lease financing obligation balance was $22.4 million and recorded in long term liabilities on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $27.2 million. The lease financing obligation balance at the end of the lease term will be approximately $13.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

At March 31, 2013, the Company’s minimum commitments under the San Diego lease were as follows (in thousands):

San Diego Gross Rental Payments (1)
April 1, 2013 – December 31, 2013	$567
Fiscal year 2014	2,653
Fiscal year 2015	2,732
Fiscal year 2016	2,814
Fiscal year 2017	2,899
Thereafter	15,568

Total minimum lease payments	$27,233

(1)	In addition to the tenant allowance included in the base rent, a second tenant allowance option of $1.5 million was exercised which must be paid back in monthly payments at a 9% interest rate over the term of the lease. These payments are included in the above amounts.

Cambridge Lease

The Company has a lease obligation for approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company terminated its operations in Cambridge. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.6 million through the remainder of 2013. At March 31, 2013, the Company’s minimum rental commitment, net of sublease payments, under the Cambridge lease is $0.1 million through the lease term ending in December 2013.

Letter of Credit

Pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, California, as of March 31, 2013 the Company was required to maintain a letter of credit of $1.6 million on behalf of its landlord. The letter of credit expires on December 31, 2013, and will be automatically extended annually without amendment through December 31, 2022. The letter of credit will not be increased at any time but can be reduced based on certain financial and market capitalization requirements.

BP Indemnification Claim

Pursuant to the terms of the sale of the Company’s ligno cellulosic ethanol business (the “LC Business”) to BP in September 2010, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the asset purchase agreement, most of which survived for a period of 18 months following the closing, or until March 2, 2012. With respect to some claims, the Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount, and the Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations and warranties. However, some indemnification claims are not subject to the deductible amount or the cap on aggregate liability. BP has provided notice of a potential claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF”), against BP relating to a license granted by UFRF to a successor of Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP filed an action in the United States District Court for the Northern District of Florida against UFRF on March 5, 2012, for a judgment declaring that the UFRF allegations regarding the license are without merit. Of the $5 million held in escrow, the escrow agent disbursed $2.5 million to the Company during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the potential claim by BP against the Company for indemnity pertaining to the UFRF claim, are without merit. The remaining $2.5 million in escrow is reflected as restricted cash within current assets on the Company’s balance sheet as of March 31, 2013 and December 31, 2012.

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

Manufacturing Commitments

The Company has a manufacturing agreement with Fermic to provide the capacity to produce commercial quantities of enzyme products, pursuant to which it pays Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, the Company can cancel its commitment with 30 months’ notice. As of March 31, 2013, under this agreement minimum commitments to Fermic are approximately $50.3 million over the next two and half years.

In addition, under the terms of the agreement, the Company funds, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of the Company’s enzyme products. Since inception through March 31, 2013, the Company has incurred costs of approximately $23.3 million for property and equipment related to this agreement, of which $0.1 million was funded during the three months ended March 31, 2013.

In 2008, the Company contracted with Genencor, a subsidiary of DuPont, to serve as a second-source manufacturer for Phyzyme® XP phytase. Its supply agreement with DuPont for Phyzyme® XP phytase contains provisions which allow DuPont, with six months’ advance notice, to assume the right to manufacture Phyzyme® XP phytase. If DuPont were to exercise this right, the Company may experience excess capacity at Fermic, which could have an adverse impact on the Company’s results of operations and financial condition if the Company was unable to absorb or otherwise reduce the excess capacity at Fermic with other products.

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

•

the timing and amount of expected revenue from our pipeline of enzyme candidates, or our Product Pipeline, that we expect to launch independently and/or in collaboration with strategic partners beginning in 2013;

•

our ability to secure partnerships for, and advance products from, our early- to mid-stage product candidates, or our Expansion Pipeline, that have the potential to both markets we serve today and existing or future markets that we have not historically addressed;

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

•	investments in our core technologies and in our internal product candidates;

•	our strategy;

•	the impact of dilution to our shareholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock or equity-linked securities;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

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

Overview

We are an industrial biotechnology company that develops and commercializes high performance enzymes for a broad array of industrial processes to enable higher productivity, lower costs, and improved environmental outcomes. We operate in one business segment with four main product lines: animal health and nutrition, grain processing, oilfield services and other industrial processes. We believe the most significant near-term commercial opportunity for our business will be derived from continued sales and gross product margins from our existing portfolio of enzyme products; however, our long-term growth opportunities will be heavily dependent upon our continued development and commercialization of products from our Product Pipeline and Expansion Pipeline.

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

Our intellectual property consists of patents, trademarks, copyrights, trade secrets, and know-how. Protection of our intellectual property is a strategic priority for our business. As of March 31, 2013, we owned 219 issued patents relating to our technologies and had 159 patents pending. Also, as of March 31, 2013, we either jointly owned or in-licensed from BP Biofuels North America LLC, or BP, 139 patents and 142 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. In addition, we also have the right to file patent applications and own other intellectual property rights to improvements we create relating to our discovery and evolution technology, as well as any newly developed discovery and evolution technology. We also in-license more than 100 patents from other parties that we believe strengthen our ability to efficiently manufacture our products and protect a portion of our Expansion pipeline.

Excluding our gain on sale of assets to DSM in 2012 and our non-cash gains related to our debt repurchases in 2011, we have typically incurred net losses from our continuing operations since our inception. As of March 31, 2013, we had an accumulated deficit of $588.3 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the three months ended March 31, 2013 we generated an operating loss of $3.8 million. We expect to incur losses throughout 2013, as a result of any combination of one or more of the following:

•	continued research and development expenses for the progression of Product Pipeline candidates;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields;

•	additional idle manufacturing capacity related to downtime to complete upgrades at Fermic, our contracted manufacturing facility in Mexico City;

•	maintaining or increasing our sales and marketing infrastructure to support our current products and the commercial launch of our Product Pipeline candidates;

•	lower gross margins as a result of the contract pricing under the DSM supply agreement; and

•

uncertainties surrounding our ability to adequately maintain and grow our revenue base for our current products due to unfavorable market conditions in the corn ethanol industry; slower-than-anticipated customer adoption of our products for hydraulic fracturing; and/or the impact of the of launch next-generation-products by DuPont and other competitors in animal health and nutrition.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations – Continuing Operations

Consolidated Results of Operations

Revenue

Revenues for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	% Change
Revenue:
Animal health and nutrition	$7,926	$7,416	7%
Grain processing	2,166	3,585	(40%)
Oilseed processing	0	579	(100%)
All other products	124	141	(12%)

Total product revenue	10,216	11,721	(13%)
Contract manufacturing	2,218	0	100%
Collaborative	1,352	5,508	(75%)

Total revenue	$13,786	$17,229	(20%)

In conjunction with the sale to DSM, we entered into a supply agreement to continue to produce and sell Purifine and Veretase to DSM at lower sales prices than in prior periods when we sold directly to end customers. Revenue from the DSM supply agreement is reported as contract manufacturing above, while pre-DSM sale revenue for Purifine® PLC and Veretase® alpha-amylase is included in oilseed processing and grain processing revenue respectively.

Animal Health and Nutrition

Revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, increased by 7%, or $0.5 million during the three months ended March 31, 2013, as compared to the same period in 2012 primarily due to an increase in Phyzyme® XP phytase royalty due primarily to reduced manufacturing costs.

We have contracted with Genencor, a division of DuPont, to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. Approximately 70% of PhyzymeXP® phytase production was manufactured by DuPont during the three months ended March 31, 2013 as compared to 60% during the three months ended March 31, 2012.

Phyzyme® XP phytase represented approximately 64% of total product and contract manufacturing revenues for the three months ended March 31, 2013 and 63% for the comparable period in 2012. We expect that revenue from Phyzyme® XP phytase will gradually decrease due to the launch of a competing next-generation phytase enzymes by DuPont and others, including the phytase product we expect to introduce with our partner Novus in 2013.

Grain Processing

Grain processing sales decreased by 40%, or $1.4 million over the three months ended March 31, 2013 as compared to the same period in 2012, primarily attributed to a decrease in sales of Veretase® alpha-amylase as a result of the license granted to DSM in the first quarter of 2012 and all subsequent revenue reflected as contract manufacturing revenue, timing of orders from our distributor in Europe, and a decrease in sales of Fuelzyme® alpha-amylase and DELTAZYM® GA L-E5 gluco-amylase enzymes which is being impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

•	Reduced demand for gasoline and thus for ethanol have depressed ethanol prices;

•

Depressed ethanol prices combined with continued high corn prices have resulted in low to negative margins for corn ethanol producers, and they have responded by reducing operating rates or idling operations until margins improve;

These factors suggest the sustained challenging industry conditions have continued to cause production rate cuts and plant suspensions or closures, which have negatively impacted our business. As a result of these factors, we experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions. While we have gained new customers recently, total ethanol production volume from our customers has declined since 2011, which in turn has decreased enzyme usage and demand for our products. While we have been encouraged by recent trial activity for Fuelzyme®, we expect current industry conditions could continue to impact our revenue growth for our grain processing product line for the remainder of 2013. In addition, reduced or idle operating rates combined with higher wheat prices in Europe impacting our Xylathin™ xylanase product sales have contributed to the overall decrease.

Collaborative and license

Collaborative revenue decreased $4.2 million, or 75%, to $1.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease for the three months ended March 31, 2013 was attributed to the following:

•

Collaborative revenue associated with our Novus collaboration decreased $2.8 million primarily due to recognition of $2.9 million during the first quarter of 2012 related to the delivery of a license under our existing collaboration agreement;

•

Our collaboration agreements associated with our commercial products, including our 2012 collaboration with Tate & Lyle, which generated revenue for the three months ended March 31, 2012 of $0.5 million related to a one-time up front license payment during the first quarter 2012; and

•

In conjunction with our agreement with DSM, collaborative revenue decreased $0.7 million for the three months ended March 31, 2013 primarily due to $1.5 million for the alpha amylase and xylanase licenses granted to DSM that were deemed to be delivered as of the end of the first quarter of 2012 in accordance with authoritative accounting guidance, partially offset by final delivery and completion of gene library development efforts.

We expect to have collaborative and license revenue attributable to our collaborations with Novus, Tate & Lyle and DSM in 2013. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

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

Product and Contract Manufacturing Gross Profit and Margin

Product and contract manufacturing gross profit and margin for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	% Change
Product and contract manufacturing revenue	$12,434	$11,721	6%
Cost of product and contract manufacturing revenue	7,704	7,315	5%

Product and contract manufacturing gross profit	4,730	4,406	7%
Product and contract manufacturing gross margin	38%	38%

Cost of product and contract manufacturing revenue includes both internal and third party fixed and variable costs, including materials and supplies, labor, facilities, royalties, idle capacity charges and other overhead costs associated with our product and contract manufacturing revenues. Excluded from cost of product and contract manufacturing revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product and contract manufacturing revenue increased 5%, or $0.4 million, to $7.7 million for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to higher product and contract manufacturing revenue.

Product and contract manufacturing gross profit totaled $4.7 million for the three months ended March 31, 2013 compared to $4.4 million for the same period in 2012. Gross margin remained flat at 38% of product and contract manufacturing revenue for the three months ended March 31, 2013 and 2012. The increase in our product and contract manufacturing gross profit was primarily due to higher product and contract manufacturing revenue, including an increase in Phyzyme® XP phytase royalty, partially offset by:

•	Our grain processing gross profit has decreased based on decreased sales compared to 2012;

•

Pursuant to our supply agreement with DSM, we sell Purifine® PLC and Veretase® alpha-amylase at substantially reduced rates than when we sold directly to customers in prior years, resulting in lower gross profit for these products; and

•

During the three months ended March 31, 2013, we incurred idle capacity charges related to downtime for in-process upgrades to one of the fermentation vessels at Fermic. Under current accounting rules, we expense the idle capacity charges related to downtime taken for such upgrades. We expect to incur additional idle capacity charges during 2013 as we bring the final vessel down for similar upgrades. Once fully implemented and back online, these upgrades are intended to improve overall manufacturing quality and improve yields, and as a result reduce overall cost of goods sold.

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

•

We will experience lower margins when contract manufacturing revenue comprises a larger percentage of our total product and contract revenue due to lower pricing under our supply agreement with DSM; and

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

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2013	2012	% Change
Commercial products	$1,481	$901	64%
New product development	2,915	1,903	53%
Contract research and development	209	0	100%
Other	473	357	32%

Research and development	$5,078	$3,161	61%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed under our collaboration agreements.

Our research and development expenses increased 61%, or $1.9 million to $5.1 million for the three months ended March 31, 2013 primarily due to our increased research and development efforts consistent with our planned investment in our Product Pipeline as well as higher allocated corporate overhead due to higher occupancy-related costs associated with our new building. We expect these expenses to continue to increase in 2013 as we expand our Product Pipeline and further advance enzyme product candidates through the development pipeline and commercialization efforts.

We estimate that our allocation of research and development costs for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
	2013	2012
Commercial products	29%	29%
New product development	58%	60%
Contract research and development	4%	0%
Other	9%	11%

Research and development	100%	100%

For the three months ended March 31, 2013, we estimate that approximately 68% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 32% of such costs were incurred on research activities funded in whole or in part by our partners. For the three months ended March 31, 2012, we estimate that approximately 71% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 29% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs, accelerate commercialization of, as well as enable us to expand commercial reach for, our Product Pipeline and Expansion Pipeline.

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

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product and technology development efforts. Accordingly, we are unable to predict which potential commercialization candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products or technologies approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in the section of this report entitled Risk Factors, beginning on page 31 of this quarterly report on Form 10-Q.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2013	2012	% Change
Selling, general and administrative expenses	$4,763	$5,915	(19%)

Selling, general and administrative expenses decreased 19%, or $1.1 million, to $4.8 million (including share-based compensation of $0.2 million) for the three months ended March 31, 2013 compared to $5.9 million (including share-based compensation of $0.2 million) for the three months ended March 31, 2012. The decrease for the three months ended March 31, 2013 compared to the comparable period in the prior year is primarily attributed to transaction costs associated with various financing alternatives we were pursuing during the three months ended March 31, 2012.

Gain on Sale of Oilseed Processing Business

On March 23, 2012, we entered into an asset purchase agreement with DSM for the purchase of our oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition service agreement with DSM. The aggregate consideration received was $37.0 million. The gain on sale was calculated as the difference between the allocated consideration amount for the oilseed processing business, in accordance with authoritative accounting guidance, of $31.3 million and the net carrying amount of the purchased assets and liabilities and transaction costs.

Interest and other income, net

In conjunction with the closing of the DSM agreement, we closed a credit line with Comerica Bank, or Comerica. Unamortized transaction costs of $0.5 million were expensed and are recorded within other (expense) income, net line item on our condensed consolidated statement of comprehensive operations for the three months ended March 31, 2012.

Share-Based Compensation Charges

We recognized $0.3 million and $0.2 million in share-based compensation expense for our share-based awards in continuing operations during the three months ended March 31, 2013 and 2012. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended March 31,
	2013	2012
Continuing Operations:
Cost of product revenue	$26	$12
Research and development	73	25
Selling, general and administrative	200	204

	$299	$241

Interest expense

Interest expense was $1.4 million and $0.7 million for the three months ended March 31, 2013 and 2012. This increase in interest expense from 2012 was primarily attributed to interest on our lease financing obligation of $0.5 million.

Loss on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of certain warrants, including the warrants issued to Athyrium Opportunities Fund, or Athyrium, as part of our December 2012 credit facility, was recorded as a derivative asset or liability and marked-to-market at each balance sheet date. In addition, the warrants issued in October 2011 in conjunction with the Comerica credit facility contained a provision that allowed for price protection within six months of the warrants issuance date, or April 19, 2012. As a result of this provision, the warrants were required to be accounted for as a derivative liability and marked-to-market at each balance sheet date until expiration of the provision, at which time the fair market value of the warrants was reclassified to stockholders’ equity. The change in fair value is recorded in the consolidated statements of comprehensive operations as “Loss on net change in fair value of derivative assets and liabilities.” We recorded a net loss of $0.9 million and $0.7 million for the three months ended March 31, 2013 and 2012 related to the change in fair value of our recorded derivative asset and liabilities.

Income Tax Provision

During the three months ended March 31, 2012, a tax provision of $0.8 million was recorded for alternative minimum tax, or AMT, liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $37.0 million taxable gain from the sale of the oilseed processing business to DSM. We currently believe we have available federal and California net operating loss carryforwards, or NOLs, to offset 100% of the taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOLs to offset AMT taxable income.

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of debt, asset sales and licensing and product sales. As of March 31, 2013, we had an accumulated deficit of approximately $588.3 million.

On March 23, 2012, we sold our oilseed processing business and additional assets to DSM for $37.0 million in proceeds. The proceeds were used to pay off our remaining convertible notes on April 2, 2012 in an aggregate principal amount of $34.9 million plus accrued and unpaid interest.

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

On October 5, 2012, we entered into a $10.0 million revolving credit facility with Comerica, which was subsequently amended in connection with the Athyrium credit agreement to reduce the aggregate maximum amount that may be borrowed from $10.0 million to $7.5 million The credit facility has a maturity date of October 5, 2014. This credit facility allows us to borrow up to $5.9 million against certain eligible foreign and domestic receivables and covers an existing $1.6 million letter of credit commitment to our landlord. The credit facility also immediately freed up $1.6 million in restricted cash which had previously secured the letter of credit. Advances under the credit facility bear interest at a daily adjusting London Interbank Offered Rate plus a margin of 4.75%. As of March 31, 2013, we had a $1.6 million letter of credit, and no borrowings, outstanding under the credit facility.

As of March 31, 2013, we had available cash and cash equivalents of approximately $27.2 million, and restricted cash of $2.5 million, which we currently estimate is sufficient to fund our operations through at least the next 12 months.

Balance Sheet

Our consolidated assets have decreased by $8.1 million to $85.7 million at March 31, 2013 from $93.8 million at December 31, 2012. This decrease is primarily attributed to a decrease in cash and cash equivalents of $7.7 million primarily to fund operations and working capital needs, including $2.6 million in cash paid against accruals and other payments we deferred from 2012.

Our consolidated liabilities have decreased by $2.3 million to $60.8 million at March 31, 2013 from $63.1 million at December 31, 2012. The decrease is primarily attributable to cash paid against accruals and other payments we deferred from 2012.

Cash Flows Related to Operating, Investing and Financing Activities

For the three months ended March 31, 2013 we used $7.2 million to fund our operations compared to $2.7 million for the three months ended March 31, 2012. The change in operating cash flows for the three months ended March 31, 2013 primarily reflects a decrease in accounts payable and accrued liabilities primarily due to timing of payments of accounts payables and accrued liabilities, including payment of 2012 bonuses.

Our investing activities for continuing operations used net cash of $0.3 million for the three months ended March 31, 2013 related to purchases of property and equipment. We plan to make between $3 million to $4 million of additional capital investments at Fermic over through 2013. These investments should enable us to improve both our manufacturing yields and the profitability of our enzymes over time

Our financing activities for continuing operations used cash of $0.1 million for the three months ended March 31, 2013 due to payments under our equipment loan.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013 (in thousands):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Lease financing obligation—San Diego (1)	$27,233	$1,219	$5,425	$5,755	$14,834
Facility lease—Cambridge, net (2)	93	93	0	0	0
Manufacturing costs to Fermic (3)	50,266	19,373	30,893	0	0
License and research agreements	410	70	140	100	100
Long Term Debt:
Equipment loan (4) (principal of $2.8 million and interest of $1.4 million)	4,163	427	854	854	2,028
Athyrium credit facility (5) (principal of $22.5 million and interest of $12.1 million)	34,627	2,588	5,176	26,863	0

Total Contractual Obligations	$116,792	$23,770	$42,488	$33,572	$16,962

(1)	On June 24, 2011, we signed a lease agreement for 59,199 square feet for new office and laboratory space in San Diego for a term of 126 months. The agreement includes the build out of the space and had a commencement date in June 2012. Rent is approximately $192,000 per month, which includes both base rent and a tenant improvement allowance. The rent will be increased by 3% on July 1 of each year during the lease term, commencing on July 1, 2013. In addition to the tenant allowance included in the base rent, a second tenant allowance option in the amount of $1.5 million was exercised which must be paid back in monthly payments over the lease term of 126 months at a 9% interest rate, and is included in the above amounts. The lease agreement provides for abatement of base rent including tenant allowances so long as no default has occurred, from January 2013 through October 2013. We are the deemed owner of the building for accounting purposes and therefore, the building is carried on our balance sheet as an asset, with a corresponding lease financing obligation included in our liabilities.
(2)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge. The closure was effective on March 31, 2011. We signed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.6 million from April 2013 through December 2013, the end of the lease term.
(3)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. This commitment represents 30 months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.
(4)	Pursuant to our facility lease, we made draws against our equipment loan for $2.9 million to help support the planned build-out of our research and bioprocess development laboratories and corporate headquarters in San Diego. The loan was intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for our new building. The facility is to be paid at an interest rate of 9% over a term of 126 months.
(5)	On December 7, 2012 we entered into a credit agreement with Athyrium for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described further below, we are not required to make payments of principal for amounts outstanding under the term loan until the maturity. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of March 31, 2013, under this agreement our minimum commitments to Fermic were approximately $50.3 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through March 31, 2013, we have incurred costs of approximately $23.3 million for property and equipment related to this agreement. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and reduce manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make $3 to $4 million of additional capital investments at Fermic through 2013. These investments should enable us to improve both our manufacturing yields and the profitability of our enzymes over time.

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

Pursuant to the terms of the credit agreement, in the event of certain disposition transactions, we are required to apply 50% of the net cash proceeds from any such transaction to prepay amounts outstanding under the term loan. We are required to apply 100% of the net cash proceeds from any such transaction to prepay amounts outstanding under the term loan if the disposition transaction was done involuntarily. Additionally, subject to certain exceptions and annual caps, we are required to apply 50% of the net cash proceeds from any extraordinary event to prepay amounts outstanding under the term loan. Extraordinary events include pension plan reversions, proceeds of insurance, condemnation awards, indemnity payments and purchase price adjustments (but specifically excludes the sale of our equity securities). Prepayments of amounts outstanding under the term loan are subject to a 15% prepayment premium if made prior to December 7, 2014, or a lesser premium based on the number of months elapsed from December 1, 2014 if made after December 7, 2014.

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

We are in compliance with all covenants under our credit agreement with Athyrium.

Comerica Credit Facility

On October 5, 2012, we entered into a $10.0 million revolving credit facility with Comerica. The credit facility has a maturity date of October 5, 2014. On December 7, 2012, in connection with the Athyrium credit agreement, certain provisions of the Comerica credit facility were amended to reflect the credit agreement with Athyrium, including the aggregate maximum amount that may be borrowed by us was reduced from $10.0 million to $7.5 million. The credit facility is pursuant to a Loan and Security Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $7.5 million or (ii) 80% of certain eligible domestic accounts receivable held by us that arise in the ordinary course of our business and 90% of eligible foreign accounts receivable held by us that arise in the ordinary course of our business, in each case, reduced by the aggregate face amount of any outstanding letters of credit and the aggregate limits and credit card processing reserves in respect of any corporate credit cards issued to us. Advances under the credit facility bear interest at a daily adjusting LIBOR plus a margin of 4.75%.

The Comerica credit facility allows us to borrow up to $5.9 million against certain eligible foreign and domestic receivables and covers an existing $1.6 million letter of credit commitment to our landlord. The credit facility contains financial covenants that require minimum tangible net worth of not less than $10.0 million plus an escalation of 50% of any equity proceeds received by us from the sale of our equity securities up to an aggregate increase of no more than $5.0 million and minimum cash levels which must be met on an ongoing basis.

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

We are in compliance with all covenants under our credit agreement with Comerica.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably expected to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our condensed financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

Information with respect to recent accounting standards is included in Note 1 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, we have elected not to provide the information called for by this Item 3.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on such evaluation, such officers have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our review and accounting associated with significant non-routine transactions, as described below.

Changes in Internal Control Over Financial Reporting

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we identified a material weakness in our internal control over financial reporting related to our review and accounting associated with significant non-routine transactions. As discussed in the Form 10-K, during the 2012 audit, we concluded that a modification was necessary in order to properly apply lease accounting principles to our corporate headquarters lease in San Diego, California, and we revised our historical financial results included in the Form 10-K to properly account for the lease. As a result of the need to correct the manner in which we apply lease accounting principles to our corporate headquarters lease, we did not historically have adequate internal controls and processes in place to account for significant non-routine transactions.

To remediate the material weakness in our internal control over financial reporting described above, we are evaluating, developing and implementing new control procedures regarding our accounting for significant non-routine transactions, which may include:

•	Engagement of independent third party experts to assist or review in accounting for non-routine, complex transactions; and

•	Additional training for staff involved in accounting for non-routine, complex transactions.

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended December 31, 2012.

Risks Applicable to Our Business Generally

*We have a history of net losses, we expect to continue to incur net losses, and we may not achieve or maintain profitability.

We have typically incurred net losses from our continuing operations since our inception. As of March 31, 2013, we had an accumulated deficit of approximately $588.3 million. We expect to continue to incur additional losses in the near term, and if we are unable to successfully execute on our business plan, for the foreseeable future.

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

We rely on our primary third party manufacturer, Fermic, to manufacture our products and have committed to a fixed amount of manufacturing capacity. Because our manufacturing costs are largely fixed, if we are unable to maintain or increase demand for our current and future products, we may experience periods of idle capacity, during which we would pay our fixed rent costs to Fermic whether or not we utilize the fermentation capacity under contract. We are also obligated to pay our fixed rent costs to Fermic during the implementation of improvements to our manufacturing processes, which may require us to incur downtime to one or more of our fermentation vessels for an extended period of time. For example, during the third quarter of 2012 and first quarter of 2013, we incurred idle capacity charges related to downtime for in-process upgrades to two of our fermentation vessels, and we expect to incur similar down time in connection with similar upgrades to our one additional fermentation vessel in 2013. In any case, idle capacity has had, and may in the future have, a negative impact on our product gross profit, our results of operations and financial condition.

If demand for our products increases we may not be able to supply our customers with sufficient quantities of product, which could harm our business.

We have in the past, and may experience in the future, manufacturing constraints, inventory losses and decreased manufacturing yields related to product quality and other manufacturing issues, which have prevented us from maintaining adequate supply of inventory to meet our customers’ demands. We may also experience further manufacturing constraints in connection with process improvements or manufacturing expansion and projects we, together with Fermic, have implemented and will continue to implement. For example, during the entire first quarter of 2013, we incurred constrained capacity related to downtime for in-process upgrades to one of our fermentation vessels. If such projects, which are intended to increase manufacturing yields and efficiency, are delayed, or do not adequately resolve manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

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

*If we increase contract manufacturing of our Phyzyme® XP phytase at Genencor, a subsidiary of DuPont, and decrease its manufacture at Fermic, our gross product revenues will be adversely impacted.

During the three months ended March 31, 2013, approximately 70% of Phyzyme® XP phytase production was manufactured by Genencor, a subsidiary of DuPont. Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased production demand from DuPont. As a result, we contracted with Genencor to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from DuPont, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

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

*We continue to rely heavily on product revenues from Phyzyme® XP phytase. Any unexpected decline in demand for this product will harm our operating results.

Revenues from Phyzyme® XP phytase represented approximately 64% of total product and contract manufacturing revenues for the three months ended March 31, 2013. We expect that revenue from Phyzyme® XP phytase will decrease due largely to the following factors:

•	Introduction of competing next-generation phytase enzymes, including a competing next-generation phytase enzyme by DuPont, which could adversely impact end user sales of Phyzyme® XP phytase; and

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. During the three months ended March 31, 2013, approximately 70% of PhyzymeXP® phytase production was manufactured by Genencor.

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

*Because a significant portion of our revenue comes from a small concentration of large customers, any decrease in sales to these customers could harm our operating results.

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the three months ended March 31, 2013, our two largest customers accounted for approximately 80% of total revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

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

•	Reduced operating rates or idle operations combined with higher wheat prices in Europe have impacted our Xylathin™ xylanase product sales.

In addition, the market for our Fuelzyme® alpha-amylase product is highly competitive, and dominated by two major suppliers with more than a 75% market share who have greater resources and experience than we do in serving this market. These factors suggest the sustained challenging industry conditions have continued to cause production rate cuts and plant suspensions or closures, which have negatively impacted our business. As a result of these factors, we have experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions. We expect that current industry conditions could continue to impact our revenue growth for our grain processing product line into 2013.

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

The existing global economic and financial market environment has caused, among other things, lower consumer and business spending, lower consumer net worth, a general tightening in the credit markets, and lower levels of liquidity. In addition, such conditions make it very difficult to forecast operating results. These factors have had, and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers have been severely affected by the current economic turmoil. Current or potential customers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. The timing and nature of a sustained recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected.

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

Additionally, we extend credit to our customers based on an evaluation of each customer’s financial condition, usually without requiring collateral. While customer credit losses have historically been within our expectations and reserves, we cannot assure that this will continue. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operations and financial condition.

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

Historically, DuPont and its predecessor, Danisco, has accounted for a significant percentage of our product revenue. However, DuPont is under no obligation to continue to market Phyzyme® XP phytase, and in fact has recently introduced a competing next-generation phytase enzyme. DuPont represented approximately 64% of total product and contract manufacturing revenues for the three months ended March 31, 2013. Under our agreement with DuPont, we receive a royalty equal to 50% of DuPont’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by DuPont. We have limited visibility into DuPont’s sales or operating profits related to Phyzyme® XP phytase, and therefore our ability to accurately estimate the royalty payments we may receive from DuPont is also limited. We expect to experience declines in Phyzyme XP sales as a result of DuPont’s introduction of its next-generation phytase that could negatively impact our product revenue and gross profit.

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

Pursuant to the terms of the sale of the LC business to BP in 2010, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover our indemnification obligations for potential liabilities and breaches of representations and warranties made by us, most of which survive for a period of 18 months following the closing. BP has provided notice of a potential claim for indemnification by us pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc., or UFRF, against BP relating to a license granted by UFRF to a successor of Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP filed an action in the United States District Court for the Northern District of Florida against UFRF on March 5, 2012, for a judgment declaring that the UFRF allegations regarding the license are without merit. Of the $5.0 million held in escrow, the escrow agent disbursed $2.5 million to us during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. We believe that the UFRF claim against BP, and the potential claim by BP against us for indemnity pertaining to the UFRF claim, are without merit. We cannot be certain of the timing of resolution of the UFRF claim, or whether the UFRF claim against BP, and the BP claim against us for indemnity pertaining to the UFRF claim, will be resolved in a manner that results in release to us of all or any of the amount held in escrow.

We should be viewed as an early stage company with limited experience bringing products to the marketplace.

Our business should be evaluated in light of the uncertainties and complexities affecting an early stage industrial biotechnology company. While our existing proprietary technologies are proven and our product portfolio includes several established products, our Product Pipeline includes several candidates in varying stages of development. We may not be successful in the continued commercialization of existing products or in the commercial development of new products, or any further technologies, products or processes. Successful products and processes require significant development and investment, including testing, to demonstrate their cost-effectiveness prior to regulatory approval and commercialization. To date, we have commercialized 15 of our own products, including our Fuelzyme® alpha-amylase, Xylathin® xylanase, Pyrolase® cellulase, Pyrolase® HT cellulase, and Luminase® PB-100 xylanase enzymes. In addition, five of our collaborative partners, Life Technologies Corporation, DuPont, Givaudan Flavors Corporation, Cargill Health and Food Technologies, and Syngenta Animal Nutrition (formerly known as Zymetrics, Inc.), have incorporated our technologies or inventions into their own commercial products from which we have generated and/or can generate royalties. Our products and technologies have only recently begun to generate significant revenues. Because of these uncertainties, our discovery process may not result in the identification of product candidates that we or our collaborative partners will successfully commercialize. If we are not able to use our technologies to discover new materials, products, or processes with significant commercial potential, we may continue to have significant losses in the future due to ongoing expenses for research, development and commercialization efforts and we may be unable to obtain additional funding to fund such efforts.

*We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment in us.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. In addition our ability to pay dividends is currently restricted by the terms of our credit agreement with Athyrium. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

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

*We will rely heavily on our new Pilot Plant, which has only recently started up, for research and development of our products and we cannot be sure that this new asset will perform as needed.

In connection with our move to our new corporate headquarters, we engineered and built a new bioprocess development plant, or Pilot Plant, which recently completed its start-up phase and became fully functional in the fourth quarter of 2012 and was placed in service in the first quarter of 2013. We rely on our Pilot Plant to develop products, produce test article for regulatory submissions and determine initial commercial scale manufacturing processes. We do not have an operating history with our new Pilot Plant and cannot be sure that it will continue to operate as designed or to meet our needs. In the event the Pilot Plant does not operate as intended, this could delay our introduction of new products, our research and development efforts both on our own and with our collaborative partners, our regulatory submissions and subsequent approvals, and otherwise delay our commercialization efforts. Any such delays could harm our relationships with strategic partners or customers and have a negative impact on our product gross profit, our results of operations and financial condition.

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

In connection with the assessment of our internal control over financial reporting for the Annual Report on Form 10-K we and our independent registered public accounting firm determined that as of December 31, 2012 our internal controls over financial reporting were ineffective due to a material weakness related to our review and accounting associated with significant non-routine transactions.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products, and business. The patent positions of companies whose businesses are based on biotechnology, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Although we have and intend to continue to apply for patent protection of our technologies, processes and products, even the resulting patents, if issued, may be challenged, invalidated, or circumvented by third parties. We cannot assure that patent applications or patents have not been filed or issued that could block our ability to obtain patents or to operate our business as currently planned. In addition, if third parties develop or otherwise obtain technologies that are similar to or duplicate our technologies, there can be no guarantee that our existing intellectual property protections will prevent such third parties from using such similar or duplicative technologies to compete with us. There may be patents in some countries that, if valid, may block our ability to commercialize processes or products in those countries. There also may be claims in patent applications in some countries that, if granted and valid, may block our ability to commercialize our processes or products in those countries. In any such event there can be no assurance that we will be able to secure the rights under such patents to commercialize our processes and products on reasonable terms or at all. Third parties may challenge our intellectual property rights, which, if successful could prevent us from selling products or significantly increase our costs to sell our products and we may be prevented from competing in our industry.

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

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and in some cases issued to, third parties. We cannot assure that if we are sued on these patents we would prevail.

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

Many competitors and potential competitors, who have greater resources and experience than we do, may develop products and technologies that make ours obsolete, or may use their greater resources to gain market share at our expense.

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

*The instruments governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.

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

The market price of our common stock has in the past been, and is likely to continue to be, subject to significant fluctuations. Between January 1, 2006 and May 6, 2013, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol Corp. on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on March 31, 2013 was $2.58, and the closing price of our common stock on May 6, 2013 was $2.26. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 18% of our outstanding common stock as of March 31, 2013. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our common stock in the public market could cause our stock price to fall.

As of March 31, 2013, we had 12,782,894 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Likewise the issuance of additional shares of our common stock, including upon the exercise of some or all of our outstanding warrants, could adversely affect the trading price of our common stock. In addition, the existence of these warrants may encourage short selling of our common stock by market participants. Moreover, we may need to raise additional capital in the future to fund our operations. If we raise additional capital by issuing equity securities or convertible debt, or couple any debt, receivables or royalty financings with an equity component, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Amended and Restated Bylaws—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Form of Warrant issued to Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

4.3	Amended and Restated Warrant issued to Athyrium Opportunities Fund (A)—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

4.4	Amended and Restated Warrant issued to Athyrium Opportunities Fund (B)—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

4.5	Registration Rights Agreement, dated December 7, 2012, by and between the Company and Athyrium Opportunities Fund (A) LP and Athyrium Opportunities Fund (B) LP—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

10.1*	Jeffrey G. Black Annual Target Bonus Percentage Increase, effective January 1, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

101	The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: May 10, 2013	/s/ JEFFREY G. BLACK
Jeffrey G. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.7	Amendment to Amended and Restated Bylaws—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on March 27, 2007, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Form of Warrant issued to Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

4.3	Amended and Restated Warrant issued to Athyrium Opportunities Fund (A)—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

4.4	Amended and Restated Warrant issued to Athyrium Opportunities Fund (B)—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

4.5	Registration Rights Agreement, dated December 7, 2012, by and between the Company and Athyrium Opportunities Fund (A) LP and Athyrium Opportunities Fund (B) LP—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

10.1*	Jeffrey G. Black Annual Target Bonus Percentage Increase, effective January 1, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

101	The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management compensatory arrangement.