Form 10-Q
period 2013-06-30
VERENIUM CORP
filed 2013-08-09
CIK 1049210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of August 7, 2013 was 12,784,894.

VERENIUM CORPORATION

VERENIUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,737	$34,875
Restricted cash	2,500	2,500
Accounts receivable, net of allowance for doubtful accounts of $0.1 million at June 30, 2013 and December 31, 2012	14,330	10,577
Inventories, net	5,252	5,311
Other current assets	1,999	3,039

Total current assets	45,818	56,302
Property and equipment, net	35,375	36,798
Other long term assets	552	676

Total assets	$81,745	$93,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,289	$7,573
Accrued expenses	5,155	5,693
Deferred revenue	616	1,929
Other current liabilities	319	428

Total current liabilities	12,379	15,623
Long term debt, at carrying value, net of current portion (face value of $25.0 million at June 30, 2013 and $25.2 million at December 31, 2012)	25,370	24,861
Lease financing obligation	22,846	22,020
Other long term liabilities	539	619

Total liabilities	61,134	63,123
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	0	0
Common stock—$0.001 par value; 245,000 shares authorized at June 30, 2013 and December 31, 2012; 12,785 and 12,783 shares issued and outstanding at June 30, 2013 and December 31, 2012	13	13
Additional paid-in capital	613,481	612,884
Accumulated deficit	(592,883)	(582,244)

Total stockholders’ equity	20,611	30,653

Total liabilities and stockholders’ equity	$81,745	$93,776

Note: The condensed consolidated balance sheet data at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Product	$11,031	$12,242	$21,247	$23,963
Contract manufacturing	2,512	2,486	4,730	2,486
Collaborative and license	1,844	969	3,196	6,477

Total revenue	15,387	15,697	29,173	32,926

Operating (income) expenses:
Cost of product and contract manufacturing revenue	8,667	9,921	16,371	17,236
Research and development	5,201	3,833	10,279	6,994
Selling, general and administrative	5,288	4,313	10,051	10,228
Gain on sale of oilseed processing business	0	0	0	(31,278)

Total operating expenses	19,156	18,067	36,701	3,180

(Loss) income from operations	(3,769)	(2,370)	(7,528)	29,746
Other income and expenses:
Other income (expense), net	4	11	9	(575)
Interest expense	(1,414)	(98)	(2,790)	(792)
Gain (loss) on net change in fair value of derivative assets and liabilities	597	139	(330)	(567)

Total other income (expenses), net	(813)	52	(3,111)	(1,934)

Net income (loss) from continuing operations before income taxes	(4,582)	(2,318)	(10,639)	27,812
Income tax benefit (provision)	0	76	0	(738)

Net income (loss) from continuing operations	(4,582)	(2,242)	(10,639)	27,074
Net loss from discontinued operations	0	(11)	0	(26)

Net income (loss) attributed to Verenium Corporation	$(4,582)	$(2,253)	$(10,639)	$27,048

Net income (loss) per share, basic:
Continuing operations	$(0.36)	$(0.18)	$(0.83)	$2.15

Attributed to Verenium Corporation	$(0.36)	$(0.18)	$(0.83)	$2.14

Net income (loss) per share, diluted:
Continuing operations	$(0.36)	$(0.18)	$(0.83)	$2.11

Attributed to Verenium Corporation	$(0.36)	$(0.18)	$(0.83)	$2.11

Shares used in calculating net income (loss) per share, basic	12,784	12,618	12,784	12,614

Shares used in calculating net income (loss) per share, diluted	12,784	12,618	12,784	13,073

Comprehensive income (loss)	$(4,582)	$(2,253)	$(10,639)	$27,048

See accompanying notes to condensed consolidated financial statements.

VERENIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(10,639)	$27,048
Net loss from discontinued operations	0	26

Net income (loss) from continuing operations	(10,639)	27,074
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,867	693
Share-based compensation	600	442
Amortization of debt discount	285	73
Loss on net change in fair value of derivative assets and liabilities	330	567
Gain on sale of oilseed processing business	0	(31,278)
Net loss on disposals of property and equipment	72	0
Non-cash restructuring charges	0	16
Change in operating assets and liabilities:
Accounts receivable	(3,753)	1,354
Inventories	59	840
Other assets	1,163	203
Accounts payable and accrued liabilities	(1,186)	(3,944)
Deferred revenue	(1,411)	(2,291)

Net cash used in operating activities of continuing operations	(12,613)	(6,251)
Investing activities:
Proceeds from sale of oilseed processing business, net of transaction costs paid	0	31,183
Purchases of property and equipment, net	(293)	(7,228)
Release of restricted cash	0	2,500

Net cash provided by (used in) investing activities of continuing operations	(293)	26,455
Financing activities:
Principal payments on debt obligations	(149)	(34,851)
Lease financing obligations	0	(19)
Proceeds from sale of common stock	0	447

Net cash used in financing activities of continuing operations	(149)	(34,423)
Cash used in discontinued operations:
Net cash used in operating activities of discontinued operations	(83)	(183)

Net cash used in discontinued operations	(83)	(183)

Net decrease in cash and cash equivalents	(13,138)	(14,402)
Cash and cash equivalents at beginning of year	34,875	28,759

Cash and cash equivalents at end of period	$21,737	$14,357

Supplemental disclosure of cash flow information:
Interest paid	$1,681	$1,038

Supplemental disclosure of non-cash activities:
Property acquired under lease financing obligation	$0	$12,551

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results of the interim periods presented, have been included. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited condensed consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013, as amended pursuant to a Form 10-K/A filed with the SEC on July 30, 2013.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$24,237	$0	$0	$24,237	$37,375	$0	$0	$37,375

Liabilities:
Derivative—warrants and embedded derivatives (2)(3)	$0	$0	$4,239	$4,239	$0	$0	$3,909	$3,909

(1)	Included in cash and cash equivalents and restricted cash on the accompanying condensed consolidated balance sheets.
(2)	Represents warrants and embedded derivatives related to certain features associated with the Company’s credit agreement with Athyrium Opportunities Fund (“Athyrium”) and is included in long term debt carrying value. The warrants are valued using a risk-neutral Monte Carlo valuation model, in order to capture the warrants’ anti-dilution protection features. The expected volatility in this model is based on the historical volatility of the Company’s stock since the merger date along with the historical volatility of peer companies due to the limited Company history since the merger date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the warrants. The expected life of the warrants is based on their remaining contractual term. The expected dividend rate takes into account the absence of any historical dividends paid by the Company and management’s intention to retain all earnings for future operations and expansion. In order to take into account the warrants’ anti-dilution provisions, management’s expectations regarding the potential timing and likelihood of future financings are incorporated in the model. The embedded derivatives value is based on the comparison of the fair value of the corporate loan with and without the embedded derivative features.
(3)	Represents warrants issued in February 2008 in connection with a convertible debt offering and in October 2009 in connection with a public offering of common stock which qualified for liability accounting. The warrants issued in 2008 had a fair value of zero and the warrants issued in 2009 had a fair value of less than $0.1 million as of June 30, 2013 and December 31, 2012, calculated using the Black-Scholes Merton methodology using significant unobservable inputs consistent with the inputs used for the Company’s share-based compensation expense adjusted for the warrants’ expected life (Level 3).

The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2013 to June 30, 2013 (in thousands):

Derivative Liabilities
Balance at January 1, 2013	$3,909
Adjustment to fair value included in earnings (1)	330

Balance at June 30, 2013	$4,239

(1)	The derivatives were revalued at the end of the reporting period and the resulting difference is included in the results of operations. For the three and six months ended June 30, 2013, the net adjustment to fair value is included in “Gain (loss) on net change in fair value of derivative assets and liabilities” on the accompanying condensed consolidated statements of comprehensive operations.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered or product has been delivered; (iii) price to the customer is fixed and determinable; and (iv) collection of the underlying receivable is reasonably assured.

Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met. As of June 30, 2013, the Company had $0.8 million in current and long-term deferred revenue, of which $0.7 million related to funding from collaborative partners and $0.1 million related to product sales.

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

The Company assesses the recoverability of its deferred tax assets on an ongoing basis. In making this assessment the Company considers all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. The Company does not recognize current and future tax benefits until it is more likely than not that its tax positions will be sustained. In general, any realization of the Company’s net deferred tax assets will reduce the Company’s effective rate in future periods.

During the six months ended June 30, 2012, a tax provision of $0.7 million was recorded for alternative minimum tax (“AMT”) liability equal to approximately 2.67% (federal and California) of estimated year-to-date taxable income. The provision is primarily attributable to the $31.3 million taxable gain from the sale of the oilseed processing business to DSM Food Specialties B.V. (“DSM”). The Company currently believes it has available federal and California net operating loss carryforwards (“NOL’s”) to fully offset its taxable income for regular tax purposes; however, AMT still applies as a result of limitations on the ability to utilize AMT NOL’s to offset AMT taxable income.

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

Computation of basic net income (loss) per share for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net income (loss) from continuing operations	$(4,582)	$(2,242)	$(10,639)	$27,074

Net loss from discontinued operations	$0	$(11)	$0	$(26)

Net income (loss) attributed to Verenium Corporation	$(4,582)	$(2,253)	$(10,639)	$27,048

Denominator
Weighted average shares outstanding during the period	12,784	12,619	12,784	12,615
Less: Weighted average unvested restricted shares outstanding	0	(1)	0	(1)

Weighted average shares used in computing basic net income (loss) per share	12,784	12,618	12,784	12,614

Net income (loss) per share, basic:
Continuing operations	$(0.36)	$(0.18)	$(0.83)	$2.15

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Attributed to Verenium Corporation	$(0.36)	$(0.18)	$(0.83)	$2.14

Diluted net income (loss) per share for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 was the same as basic net income (loss) per share. Computation of diluted net income per share for the six months ended June 30, 2012 was as follows (in thousands, except per share data):

Numerator
Net income from continuing operations	$27,074
Plus: Income impact of assumed conversions (Interest on convertible debt)	479

Net income from continuing operations plus assumed conversions	$27,553

Net loss from discontinued operations	$(26)

Net income attributed to Verenium Corporation	$27,048
Plus: Income impact of assumed conversions (Interest on convertible debt)	479

Net income attributed to Verenium Corporation plus assumed conversions	$27,527

Denominator
Weighted average shares used in computing basic net income per share	12,614
Plus: Effect of dilutive potential common shares from:
Stock options, awards and warrants	232
Convertible debt	227

Diluted weighted average common shares outstanding	13,073

Net income per share, diluted:
Continuing operations	$2.11

Discontinued operations	$0.00

Attributed to Verenium Corporation	$2.11

For the three and six months ended June 30, 2013, potentially dilutive securities covering 6.5 million shares related to warrants and 2.0 million shares related to stock options to purchase the Company’s common stock were not included in the diluted net income per share calculations because they would be antidilutive.

For the three and six months ended June 30, 2012, potentially dilutive securities covering 3.4 million and 3.3 million shares related to warrants and 1.3 million and 1.1 million shares related to stock options to purchase the Company’s common stock were not included in the diluted net income per share calculations because they would be antidilutive.

2. DSM Asset Purchase Agreement

On March 23, 2012, the Company entered into an agreement with DSM for the purchase of the Company’s oilseed processing business and concurrently entered into a license agreement, a supply agreement and a transition services agreement with DSM. Under the license agreement, the Company issued a license for its alpha-amylase product and xylanase enzyme product to DSM both for use in the food and beverage markets. The Company retains the rights to use the alpha-amylase and xylanase products outside of the food and beverage markets. In turn, DSM licensed to the Company the intellectual property purchased by DSM in the transaction and the intellectual property that the Company had previously licensed to BP Biofuels North America LLC (“BP”) under a license agreement with BP. The supply agreement also requires the continued manufacture by the Company of the purchased oilseed processing product and the licensed alpha-amylase and xylanase products for sale to DSM with minimum quantities. The Company may be obligated to share in cost overruns or increases, in whole or in part, in connection with the manufacturing.

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

The Company accounted for the agreement for the sale of the oilseed business as a sale of a business. The agreements entered into concurrently with the sale of the oilseed business including the license agreement, supply agreement, and transition services agreement contain various elements and, as such, are deemed to be an arrangement with multiple deliverables as defined under authoritative accounting guidance. Several non-contingent deliverables were identified within the agreements. The Company identified the alpha-amylase and xylanase licenses, the gene libraries’ full-time equivalents, the manufacturing services and the transition services agreement as separate non-contingent deliverables within the agreement. All the deliverables were determined to have standalone value and qualify as separate units of accounting. The Company performed an analysis to determine the fair value for all elements, and have allocated the non-contingent consideration based on the relative fair value. Revenue associated with each of the undelivered elements are recognized as the respective elements are delivered.

As of the sale and close date of the agreements, March 23, 2012, the Company determined that the oilseed processing business and the alpha-amylase product and xylanase enzyme licenses had been fully delivered, and, as such, a net gain on sale of $31.3 million was recognized for the sale of the oilseed processing business and license revenue of $1.5 million was recognized as revenue.

Based on proportional performance of efforts performed during the six months ended June 30, 2013, the Company recognized collaborative revenue of $0.9 million pursuant to the DSM asset purchase agreement, primarily related to the final delivery and completion of the gene library efforts during the three months ended March 31, 2013. As of June 30, 2013, the Company had less than $0.1 million in deferred revenue attributed to the DSM supply agreement.

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

3. Debt

Future maturities and interest payments under the Company’s long term debt as of June 30, 2013 are set forth below (in thousands):

	Term Loan	Equipment Loan	Total
July - December 2013	$1,294	$214	$1,508
Fiscal year 2014	2,588	427	3,015
Fiscal year 2015	2,588	427	3,015
Fiscal year 2016	2,588	427	3,015
Fiscal year 2017	24,922	427	25,349
Thereafter	0	2,135	2,135

Total minimum payments	33,980	4,057	38,037
Less amount representing interest	(11,480)	(1,316)	(12,796)

Gross balance of long term debt	22,500	2,741	25,241
Plus derivative liability (1)	4,222	0	4,222
Less unamortized debt discount (2)	(3,902)	0	(3,902)

Total carrying value	22,820	2,741	25,561
Less current portion	0	(191)	(191)

Total carrying value, noncurrent portion	$22,820	$2,550	$25,370

(1)	Represents warrants and certain features included in the Company’s credit agreement with Athyrium.
(2)	Includes the initial fair value of the detachable warrants in addition to cash fees paid to Athyrium.

Athyrium Credit Agreement

On December 7, 2012, the Company entered into a credit agreement with Athyrium for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term and, other than under certain circumstances as described in the credit agreement, the Company is not required to make payments of principal for amounts outstanding under the term loan until maturity, December 7, 2017. Subject to certain exceptions, the term loan is secured by substantially all of the Company’s assets, including the Company’s intellectual property.

Pursuant to the credit agreement, the Company issued to Athyrium warrants to purchase up to 2.9 million shares of the Company’s common stock at a price of $2.49 per share, which represents a 17.5% premium over the closing price of the Company’s common stock on December 7, 2012. The warrants are immediately exercisable and have a term of seven years. The warrants are subject to price-based anti-dilution adjustments in the event of certain issuances by the Company of equity or equity-linked securities at effective prices per share of less than $2.12, subject to a floor exercise price per share for the warrants following any such anti-dilution adjustments of $2.12 per share. As a result of these anti-dilution provisions, at inception the warrants, in accordance with authoritative guidance, were required to be bifurcated and accounted for separately as a derivative liability. Since the Company has the intent and the ability to settle the warrants in shares of common stock, the asserted derivative liability is included in long term debt carrying value on its consolidated balance sheets at June 30, 2013 and December 31, 2012. The derivative liability is marked-to-market at the end of each reporting period, with any change in value reported as a non-operating expense or income in the consolidated statement of comprehensive operations.

As of June 30, 2013, the Company is in compliance with all covenants under the credit agreement with Athyrium.

Comerica Credit Facility

On October 5, 2012, the Company entered into a new $10.0 million revolving credit facility with Comerica Bank (“Comerica”) (the “Credit Facility” or the “Comerica Line”). The Credit Facility has a maturity date of October 5, 2014. On December 7, 2012, in connection with the Athyrium credit agreement, certain provisions of the Credit Facility were amended to reflect the credit agreement with Athyrium, including the aggregate maximum amount that may be borrowed by the Company which was reduced from $10.0 million to $7.5 million. The credit facility is pursuant to a Loan and Security

Agreement with Comerica which allows for revolving cash borrowings under a secured credit facility of up to the lesser of (i) $7.5 million or (ii) 80% of certain eligible domestic accounts receivable held by the Company that arise in the ordinary course of the Company’s business and 90% of eligible foreign accounts receivable held by the Company that arise in the ordinary course of the Company’s business, in each case, reduced by the aggregate face amount of any outstanding letters of credit and the aggregate limits and credit card processing reserves in respect of any corporate credit cards issued to the Company. Advances under the credit facility bear interest at a daily adjusting London Interbank Offered Rate plus a margin of 4.75%.

The Comerica Line allows the Company to borrow up to $5.9 million against certain eligible foreign and domestic receivables and will cover an existing $1.6 million letter of credit commitment to the Company’s landlord. The Credit Facility also immediately freed up $1.6 million in restricted cash which had previously secured the letter of credit. Subject to certain exceptions, all borrowings under the Credit Facility are secured by substantially all of the Company’s accounts receivable and inventory. As of June 30, 2013, the Company had a $1.6 million letter of credit and no borrowings outstanding under the Credit Facility.

The Company issued to Comerica a warrant to purchase 246,212 shares of its common stock at a price per share of $2.64. The warrant is exercisable at any time through the expiration of the warrant on October 19, 2016.

Equipment Loan

In connection with the Company’s building lease, the Company put in place a facility for up to $3.0 million in secured equipment financing to help support the planned build-out of its research and bioprocess development laboratories and corporate headquarters in San Diego, California. The facility is intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for the new building. The facility is to be paid at an interest rate of 9% over a term of 126 months. As of June 30, 2013, the Company had $2.7 million outstanding under this facility.

4. Balance Sheet Details

Inventory

Inventories are recorded at standard cost on a first-in, first-out basis. Inventories consist of the following (in thousands) as of:

	June 30, 2013	December 31, 2012
Raw materials	$222	$325
Work in progress	628	597
Finished goods	5,415	5,293

	6,265	6,215
Reserve	(1,013)	(904)

Net inventory	$5,252	$5,311

The Company reviews inventory periodically and reduces the carrying value of items considered to be slow moving or obsolete to their estimated net realizable value. The Company considers several factors in estimating the net realizable value, including shelf lives of raw materials, demand for its enzyme products and historical write-offs.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method.

Property and equipment consists of the following (in thousands):

		June 30, 2013	December 31, 2012
Laboratory, machinery and equipment	3-5 years	$28,853	$28,308
Computer equipment	3 years	4,324	4,350
Furniture and fixtures	5 years	986	899
Building	40 years	18,748	18,748
Leasehold improvements	Over term of lease	4,495	4,529
Bioprocess development pilot plant	10 years	6,210	6,412

Property and equipment, gross		63,616	63,246
Less: Accumulated depreciation and amortization		(28,241)	(26,448)

Property and equipment, net		$35,375	$36,798

Accrued expenses

Accrued expenses consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee compensation	$2,514	$3,129
Professional and outside services costs	939	841
Accrued interest on debt	0	262
Royalties	1,138	980
Other	564	481

	$5,155	$5,693

5. Significant Collaborative Research and Development Agreements

Novus International, Inc

On June 23, 2011, the Company entered into a collaboration agreement with Novus International Inc. (“Novus”) to develop, manufacture and commercialize a suite of new enzyme products from the Company’s late stage product pipeline in the animal health and nutrition product line (collectively referred to as “animal feed enzymes”). During the quarter ended June 30, 2013, the Company delivered the second identified deliverable in the agreement related to one of the licenses required to produce the final end products. Collaborative revenue from Novus for the three and six months ended June 30, 2013 was $1.6 million and $1.9 million, which includes $1.2 million related to the relative selling price of the delivered license in the second quarter 2013. Collaborative revenue from Novus for the three and six months ended June 30, 2012 was $0.1 million and $3.3 million, which includes, for the six months ended June 30, 2012, $2.9 million related to the relative selling price of the first delivered license during the first quarter 2012. There was no deferred revenue for Novus as of June 30, 2013.

In accordance with the agreement, the Company will receive an additional cash payment of $2.5 million upon the earlier of (i) first commercial sale or (ii) first regulatory submission. This achievement is deemed to add value to the product candidate and will be based on past performance by the Company, and as such the amount was concluded to be a substantive milestone to be recognized upon achievement.

6. Concentration of Business Risk

A relatively small number of customers and collaboration partners historically have accounted for a significant percentage of the Company’s revenue. Revenue from the Company’s largest customer, DuPont, represented 52% and 59% of total revenue for the three months ended June 30, 2013 and 2012 and 55% and 51% for the six months ended June 30, 2013 and 2012. Revenue from the Company’s second largest customer, DSM, represented 16% and 18% of total revenue for the three months ended June 30, 2013 and 2012 and 19% and 13% for the six months ended June 30, 2013 and 2012. Accounts receivable from these two customers comprised approximately 81% of accounts receivable at June 30, 2013 and 75% at December 31, 2012.

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America	$5,370	$2,909	$9,393	$10,356
Europe	5,981	9,816	13,209	16,708
South America	4,036	2,804	6,556	5,163
Asia	0	168	15	699

	$15,387	$15,697	$29,173	$32,926

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

The following table sets forth product and contract manufacturing revenues by individual product line (in thousands):

	Three Months Ended June 30,
	2013	% of Total	2012	% of Total
Product revenues:
Animal health and nutrition	$8,061	60%	$9,256	63%
Grain processing	2,880	21%	2,256	15%
All other products	90	1%	730	5%

Total product revenue	$11,031	81%	$12,242	83%
Contract manufacturing (1)	2,512	19%	2,486	17%

Total product and contract manufacturing revenue	$13,543	100%	$14,728	100%

	Six Months Ended June 30,
	2013	% of Total	2012	% of Total
Product revenues:
Animal health and nutrition	$15,987	62%	$16,672	63%
Grain processing	5,046	19%	5,841	23%
Oilseed processing (1)	0	0%	579	2%
All other products	214	1%	871	3%

Total product revenue	$21,247	82%	$23,963	91%
Contract manufacturing (1)	4,730	18%	2,486	9%

Total product and contract manufacturing revenue	$25,977	100%	$26,449	100%

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

The Company manufactures its enzyme products through a manufacturing facility in Mexico City, owned by Fermic S.A. (“Fermic”). The carrying value of property and equipment held at Fermic reported on the Company’s consolidated balance sheets totaled approximately $1.7 million at June 30, 2013 and $1.5 million December 31, 2012.

7. Share-based Compensation

Share-based compensation expense by category totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product and contract manufacturing revenue	$25	$12	$51	$24
Research and development	72	26	145	51
Selling, general and administrative	204	163	404	367

	$301	$201	$600	$442

As of June 30, 2013, there was $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. The remaining expense attributed to existing outstanding unvested options is expected to be recognized over a weighted average period of 1.5 years as follows (in thousands):

July 1, 2013 to December 31, 2013	$435
Fiscal Year 2014	511
Fiscal Year 2015	207
Fiscal Year 2016	55
Thereafter	23

$1,231

8. Commitment and Contingencies

Lease Financing Obligation

At June 30, 2013, the Company’s minimum commitments under the San Diego lease were as follows (in thousands):

San Diego Gross Rental Payments (1)
July 1, 2013 – December 31, 2013	$511
Fiscal year 2014	2,653
Fiscal year 2015	2,732
Fiscal year 2016	2,814
Fiscal year 2017	2,899
Thereafter	15,567

Total minimum lease payments	$27,176

(1)	In addition to the tenant allowance included in the base rent, a second tenant allowance option of $1.5 million was exercised which must be paid back in monthly payments at a 9% interest rate over the term of the lease. These payments are included in the above amounts.

Based on the terms of the lease agreement, the Company had substantially all of the construction period risks during the construction period and was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $23.3 million, representing the total costs of the building and improvements, including the costs paid by the lessor (the legal owner of the building), with corresponding liabilities. The assets are being depreciated over the term of the lease, and rental payments are being treated as principal and interest payments on the lease financing obligation. The lease financing obligation balance at the end of the lease term will approximate the net book value of the building to be relinquished to the lessor.

At June 30, 2013, the lease financing obligation balance was $22.8 million and recorded in long term liabilities on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $27.2 million. The lease financing obligation balance at the end of the lease term will be approximately $13.8 million which will approximate the net book value of the buildings to be relinquished to the lessor.

Cambridge Lease

The Company has a lease obligation for approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to the Company under an operating lease with a term through December 2013. On March 31, 2011, the Company terminated its operations in Cambridge. Subsequently, the Company completed a sublease agreement in May 2011 for the full Cambridge facility, which will give the Company additional sublease income of approximately $0.4 million through the remainder of 2013. At June 30, 2013, the Company’s minimum rental commitment, net of sublease payments, under the Cambridge lease is less than $0.1 million through the lease term ending in December 2013.

Letter of Credit

Pursuant to the Company’s new facilities lease for office and laboratory space in San Diego, California, as of June 30, 2013 the Company was required to maintain a letter of credit of $1.6 million on behalf of its landlord. The letter of credit expires on December 31, 2013, and will be automatically extended annually without amendment through December 31, 2022. The letter of credit will not be increased at any time but can be reduced based on certain financial and market capitalization requirements.

BP Indemnification Claim

Pursuant to the terms of the sale of the Company’s ligno-cellulosic ethanol business (the “LC Business”) to BP in September 2010, $5.0 million of the purchase price was placed in escrow and is subject to the terms of an escrow agreement, to cover the Company’s indemnification obligations for potential liabilities and breaches of representations and warranties made by the Company in the asset purchase agreement, most of which survived for a period of 18 months following the closing, or until March 2, 2012. With respect to some claims, the Company is not required to make any indemnification payments until aggregate claims exceed $2.0 million, and then only with respect to the amount by which claims exceed that amount, and the Company’s maximum indemnification liability is generally capped at $10.0 million with respect to most representations and warranties. However, some indemnification claims are not subject to the deductible amount or the cap on aggregate liability. BP has provided notice of a potential claim for indemnification by the Company pursuant to the escrow agreement in connection with a claim made by University of Florida Research Foundation, Inc. (“UFRF”), against BP relating to a license granted by UFRF to a successor of Verenium Biofuels Corporation (now known as BP Biofuels Advanced Technology, Inc.), which was acquired by BP in the 2010 transaction. BP filed an action in the United States District Court for the Northern District of Florida against UFRF on March 5, 2012, for a judgment declaring that the UFRF allegations regarding the license are without merit. Of the $5.0 million held in escrow, the escrow agent disbursed $2.5 million to the Company during the first quarter 2012 and the remaining $2.5 million will remain in escrow pending resolution of the UFRF claim against BP. The Company believes that the UFRF claim against BP, and the potential claim by BP against the Company for indemnity pertaining to the UFRF claim, are without merit. The remaining $2.5 million in escrow is reflected as restricted cash within current assets on the Company’s balance sheet as of June 30, 2013 and December 31, 2012.

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

Manufacturing Commitments

The Company has a manufacturing agreement with Fermic to provide the capacity to produce commercial quantities of enzyme products, pursuant to which it pays Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, the Company can cancel its commitment with 30 months’ notice. As of June 30, 2013, under this agreement minimum commitments to Fermic are approximately $48 million over the next two and half years.

In addition, under the terms of the agreement, the Company funds, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of the Company’s enzyme products. Since inception through June 30, 2013, the Company has incurred costs of approximately $23.5 million for property and equipment related to this agreement, of which $0.3 million was incurred during the six months ended June 30, 2013.

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

•

our ability to secure partnerships for, and advance products from, our early- to mid-stage product candidates, or our Expansion Pipeline, that have the potential to address both markets we serve today and existing or future markets that we have not historically addressed;

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

•	investments in our core technologies and in our internal product candidates;

•	our strategy;

•	the impact of dilution to our stockholders and a decline in our share price and our market capitalization from future issuances of shares of our common stock or equity-linked securities;

•	the impact of litigation matters on our operations and financial results; and

•	the effect of critical accounting policies on our financial results.

Factors that could cause or contribute to differences include, but are not limited to, our operations and ability to continue as a going concern, risks involved with our new and uncertain technologies, risks involving manufacturing constraints which may prevent us from maintaining adequate supply of inventory to meet our customers’ demands, risks associated with our dependence on patents and proprietary rights, risks associated with our protection and enforcement of our patents and proprietary rights, our dependence on existing collaborations, our ability to enter into and/or maintain collaboration and joint venture agreements, our ability to commercialize products directly and through our collaborators, the timing of anticipated regulatory approvals and product launches, and the development or availability of competitive products or technologies, as well as other risks and uncertainties set forth below and in the section of this report entitled Risk Factors beginning on page 32.

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

Our business is supported by a research and development team with expertise in gene discovery and optimization, cell engineering, bioprocess development, biochemistry and microbiology. Over the past 20 years, our research and development team has developed a proprietary technology platform that has enabled us to apply advancements in science to discovering and developing unique solutions in complex industrial or commercial applications. We have dedicated substantial resources to the development of capabilities for sample collection from the world’s microbial populations, generation of DNA libraries, screening of these libraries using ultra high-throughput methods capable of analyzing more than one billion genes per day, and optimization based on our gene evolution technologies. We have continued to shift more of our resources from technology development to commercialization efforts for our existing and future technologies and products. While our technologies have the potential to serve many large markets, our primary areas of focus for product development are enzymes for animal health and nutrition, grain processing, oilfield services, and other industrial enzyme markets. We have current collaborations and agreements with key partners such as Novus International, Inc. (“Novus”), DuPont Nutrition Biosciences ApS (“DuPont”), Fermic S.A. (“Fermic”), Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”), WeissBioTech (“Weiss”), and DSM Food Specialties B.V. (“DSM”), each of which complement our internal technology, product development efforts, production and distribution efforts.

Our intellectual property consists of patents, trademarks, copyrights, trade secrets, and know-how. Protection of our intellectual property is a strategic priority for our business. As of June 30, 2013, we owned 222 issued patents relating to our technologies and had 177 patents pending. Also, as of June 30, 2013, we either jointly owned or in-licensed from BP Biofuels North America LLC, or BP, more than 160 patents and more than 185 patents pending. Our rights to sell our products and products in development are largely covered by the patents and patent applications we own, and to a lesser extent by patents and patent applications we jointly own with BP. Our rights to practice the discovery and evolution technology which we originally developed are covered by patents we in-license from BP. In addition, we also have the right to file patent applications and own other intellectual property rights to improvements we create relating to our discovery and evolution technology, as well as any newly developed discovery and evolution technology. We also in-license more than 100 patents from other parties that we believe strengthen our ability to efficiently manufacture our products and protect a portion of our future products we expect to launch from our Product Pipeline and Expansion Pipeline.

Excluding our gain on sale of assets to DSM in 2012 and our non-cash gains related to our debt repurchases in 2011, we have typically incurred net losses from our continuing operations since our inception. As of June 30, 2013, we had an accumulated deficit of $592.9 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future. During the six months ended June 30, 2013 we generated an operating loss of $10.6 million. We expect to incur losses throughout 2013, as a result of any combination of one or more of the following:

•

uncertainties surrounding our ability to adequately maintain and grow our revenue base for our current products due to unfavorable market conditions in the corn ethanol industry; slower-than-anticipated customer adoption of our products for hydraulic fracturing; and/or the impact of the of launch next-generation-products by DuPont and other competitors in animal health and nutrition;

•	continued research and development expenses for the progression of Product Pipeline and Expansion Pipeline candidates;

•	our continued investment in manufacturing facilities and/or capabilities necessary to meet anticipated demand for our products or improve manufacturing yields;

•	additional idle manufacturing capacity related to downtime to complete upgrades at Fermic, our contracted manufacturing facility in Mexico City;

•	maintaining or increasing our sales and marketing infrastructure to support our current products and the commercial launch of our Product Pipeline and Expansion Pipeline candidates; and

•	lower gross margins as a result of the contract pricing under the DSM supply agreement.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, we believe that our historical results are not a good indicator of our future operating results.

Results of Operations—Continuing Operations

Consolidated Results of Operations

Revenues

Revenues for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Revenues:
Animal health and nutrition	$8,061	$9,256	(13)%	$15,987	$16,672	(4)%
Grain processing	2,880	2,256	28%	5,046	5,841	(14)%
Oilseed processing	0	0	0%	0	579	(100)%
All other products	90	730	(88)%	214	871	(75)%

Total product	11,031	12,242	(10)%	21,247	23,963	(11)%
Contact manufacturing	2,512	2,486	1%	4,730	2,486	90%
Collaborative and license	1,844	969	90%	3,196	6,477	(51)%

Total revenues	$15,387	$15,697	(2)%	$29,173	$32,926	(11)%

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

Animal Health and Nutrition

Revenues from the animal health and nutrition product line, primarily Phyzyme® XP phytase, decreased by 13%, or $1.2 million and 4%, or $0.7 million, for the three and six months ended June 30, 2013, as compared to the same period in 2012 primarily due to a decrease in manufacturing revenue from lower volumes produced at Fermic.

We have contracted with Genencor, a division of DuPont, to serve as a second-source manufacturer of Phyzyme® XP phytase. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. Approximately 64% and 67% of Phyzyme XP® phytase production was manufactured by DuPont during the three and six months ended June 30, 2013 as compared to 51% and 55% during the three and six months ended June 30, 2012.

Phyzyme® XP phytase represented approximately 60% and 62% of total product and contract manufacturing revenues for the three and six months ended June 30, 2013 and 63% for both of the comparable periods in 2012. We expect that revenue from Phyzyme® XP phytase will gradually decrease due to the launch of competing next-generation phytase enzymes by us and our competitors, including DuPont.

Grain Processing

Grain processing sales increased 28%, or $0.6 million, for the three months ended June 30, 2013, as compared to the same period in 2012, primarily attributed to an increase in sales of Fuelzyme® alpha-amylase from new customers and trial opportunities. Grain processing sales decreased 14%, or $0.8 million, for the six months ended June 30, 2013, as compared to the same period in 2012, primarily attributed to a decrease in sales of Veretase® alpha-amylase as a result of the license granted to DSM in the first quarter of 2012 and all subsequent revenue reflected as contract manufacturing revenue, timing of orders from our distributor in Europe, and a decrease in sales of Fuelzyme alpha-amylase reflecting adverse business conditions in the corn ethanol industry due largely to reduced demand for gasoline and therefore ethanol, and the resulting low industry operating rates and idling of some capacity.

In this environment, production rate reductions and plant suspensions or closures have negatively impacted our business. While we have been encouraged by some recent improvement in industry conditions we expect industry conditions could continue to impact revenue growth for our grain processing product line. Though we have experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions, we expect to grow through market share gain by offering economic benefits to prospective customers as demonstrated during trials of our products in their plants, and through sales of new products from our pipeline. Our ability to grow Fuelzyme alpha-amylase revenues will be heavily dependent upon maintaining current customer volumes and growing market share through new customer adoption.

Collaborative and license

Collaborative revenue increased $0.9 million, or 90%, to $1.8 million for the three months ended June 30, 2013 as compared to the same period in 2012 primarily attributed to recognition of $1.2 million related to the delivery of a license under our existing Novus collaboration agreement. Collaborative revenue decreased $3.3 million, or 51%, to $3.2 million for the six months ended June 30, 2013 as compared to the same period in 2012 primarily attributed to the following:

•

Collaborative revenue associated with our Novus collaboration decreased $1.4 million primarily due to lower license revenue associated with delivery of a license during the second quarter 2013 as compared to the license delivered during the first quarter 2012 under our existing collaboration agreement;

•

Our collaboration agreements associated with our commercial products, including our 2012 collaboration with Tate & Lyle, which generated revenue of $0.5 million related to a one-time up front license payment during the first quarter 2012; and

•

In conjunction with our agreement with DSM, collaborative revenue decreased $1.3 million primarily due to $1.5 million for the alpha amylase and xylanase licenses granted to DSM that were deemed to be delivered as of the end of the first quarter of 2012 in accordance with authoritative accounting guidance, partially offset by final delivery and completion of gene library development efforts during the first quarter 2013.

We expect to generate collaborative and license revenue attributable to our existing collaborations, including Novus and Tate & Lyle, for the remainder of 2013. We continue to pursue opportunities to expand, renew, or enter into new collaborations that we believe fit our strategic focus and represent product commercialization opportunities in the future; however, there can be no assurance that we will be successful in renewing or expanding existing collaborations, or securing new collaboration partners.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate in the future based upon the adoption rates of our new and existing commercial products, timing and composition of funding under existing and future collaboration agreements, as well as regulatory approval timelines for new products. In addition, due to authoritative accounting guidance, cash may be received in advance of when we recognize revenue.

Product and Contract Manufacturing Gross Profit and Margin

Product and contract manufacturing gross profit and margin for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Product and contract manufacturing revenue	$13,543	$14,728	(8)%	$25,977	$26,449	(2)%
Cost of product and contract manufacturing revenue	8,667	9,921	(13)%	16,371	17,236	(5)%

Product and contract manufacturing gross profit	$4,876	$4,807	1%	$9,606	$9,213	4%
Product and contract manufacturing gross margin	36%	33%		37%	35%

Cost of product and contract manufacturing revenue includes both internal and third party fixed and variable costs, including materials and supplies, labor, facilities, royalties, idle capacity charges and other overhead costs associated with our product and contract manufacturing revenues. Excluded from cost of product and contract manufacturing revenue are costs associated with the scale-up of manufacturing processes for new products that have not reached commercial-scale production volumes, which we include in our research and development expenses. Cost of product and contract manufacturing revenue decreased 13%, or $1.3 million, and 5%, or $0.9 million, for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to lower product and contract manufacturing revenue, and to a lesser extent improved manufacturing yields.

Product and contract manufacturing gross profit increased 1% to $4.9 million and 4% to $9.6 million for the three and six months ended June 30, 2013 compared to the same periods in 2012. Gross margin improved to 36% and 37% of product and contract manufacturing revenue for the three and six months ended June 30, 2013 compared to 33% and 35% for the same periods of 2012. The increase in our product and contract manufacturing gross profit was primarily due to improved manufacturing yields. Gross margins are dependent upon the mix of product sales as the cost of product and contract manufacturing revenue varies from product to product. We typically experience lower margins in the early stages of commercial production for our newer enzyme products, as we optimize the manufacturing process for each particular product.

Our cost of product and contract manufacturing revenues will generally grow in proportion to revenues, although we expect to achieve benefits from the additional investments we are making at Fermic to improve our enzyme manufacturing capabilities. Because a large percentage of total manufacturing costs are fixed, we should realize margin improvements as product revenues increase; however, margins could be negatively impacted in the future by several factors, including the following:

•

We may incur idle capacity charges associated with additional downtime for implementing improvements to manufacturing equipment, or unplanned downtime from equipment failures. For example during 2012 and the first quarter of 2013, we incurred idle capacity charges related to downtime for in-process upgrades to two of the fermentation vessels at Fermic. Under current accounting rules, we expense the idle capacity charges related to downtime taken for such upgrades. We expect to incur additional idle capacity charges during the remainder of 2013 as we bring the final vessel down for similar upgrades. Once fully implemented and back on line, these upgrades are intended to improve overall manufacturing quality and improve yields, and as a result reduce overall cost of goods sold.

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

Research and Development

Our research and development expenses for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Commercial products	$1,300	$993	31%	$2,781	$1,683	65%
New product development	3,379	1,863	81%	6,294	3,947	60%
Contract research and development	74	285	(74)%	283	315	(10)%
Other	448	692	(35)%	921	1,049	(12)%

Research and development	$5,201	$3,833	36%	$10,279	$6,994	47%

Research and development expenses consist primarily of costs associated with internal development of our technologies and our product candidates, manufacturing scale-up and bioprocess development for our current products, and costs associated with research activities performed on behalf of our collaborators.

Our research and development expenses increased 36%, or $1.4 million, and 47%, or $3.3 million for the three and six months ended June 30, 2013 primarily due to our increased research and development efforts consistent with our planned investment in our Product Pipeline as well as higher allocated corporate overhead due to higher occupancy-related costs associated with our new building. We expect these expenses to continue to increase in 2013 as we expand our pipeline products and further advance enzyme product candidates through the development pipeline and commercialization efforts.

We estimate that our allocation of research and development costs for the three months and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial products	25%	26%	27%	24%
New product development	65%	48%	61%	56%
Contract research and development	1%	7%	3%	4%
Other	9%	19%	9%	16%

Research and development	100%	100%	100%	100%

For the three months ended June 30, 2013 and 2012, we estimate that approximately 75% and 72% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product development, and the remaining approximately 25% and 28% of such costs were incurred on research activities funded in whole or in part by our partners. For the six months ended June 30, 2013 and 2012, we estimate that approximately 72% of our research and development personnel costs, based upon hours incurred, were incurred for internally funded product and technology development, and the remaining approximately 28% of such costs were incurred on research activities funded by our collaborations. We will continue to pursue opportunities with strategic partners who can share our development costs and accelerate commercialization of, as well as enable us to expand commercial reach for, our Product Pipeline and Expansion Pipeline.

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

Any one of these risks and uncertainties could have a significant impact on the nature, timing, and costs to complete our product and technology development efforts. Accordingly, we are unable to predict which potential commercialization candidates we may proceed with, the time and costs to complete development, and ultimately whether we will have any products or technologies approved by the appropriate regulatory bodies. The various risks associated with our research and development activities are discussed more fully in the section of this report entitled Risk Factors, beginning on page 32 of this quarterly report on Form 10-Q.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Selling, general and administrative	$5,288	$4,313	23%	$10,051	$10,228	(2)%

Selling, general and administrative expenses increased 23%, or $1.0 million, to $5.3 million (including share-based compensation of $0.2 million) for the three months ended June 30, 2013 compared to $4.3 million (including share-based compensation of $0.2 million) for the three months ended June 30, 2012. The increase for the three months ended June 30, 2013 compared to the comparable period in the prior year is primarily related to higher allocated corporate overhead due to higher occupancy-related costs associated with our new building which began in June 2012, increased headcount for business development initiatives and higher professional fees.

Selling, general and administrative expenses decreased 2%, or $0.2 million, to $10.1 million (including share-based compensation of $0.4 million) for the six months ended June 30, 2013 compared to $10.2 million (including share-based compensation of $0.4 million) for the six months ended June 30, 2012. The decrease for the six months ended June 30, 2013 compared to the comparable period in the prior year is primarily attributed to transaction costs associated with various financing alternatives we were pursuing during the first quarter 2012, partially offset by the above mentioned increases in the second quarter 2013.

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

Share-Based Compensation Charges

We recognized $0.3 million and $0.6 million during the three and six months ended June 30, 2013 in share-based compensation expense compared to $0.2 million and $0.4 million during the three and six months ended June 30, 2012. The increase in share-based compensation expense is primarily attributed to annual employee grants. Share-based compensation expense was allocated among the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Continuing Operations:
Cost of product revenue	$25	$12	$51	$24
Research and development	72	26	145	51
Selling, general and administrative	204	163	404	367

	$301	$201	$600	$442

Interest expense

Interest expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2013 and $0.1 million and $0.8 million for the three and six months ended June 30, 2012. This increase in interest expense from 2012 was primarily attributed to the Athyrium Opportunities Fund, or Athyrium, credit agreement entered into in December 2012 and interest on our lease financing obligation which began in June 2012.

Gain (Loss) on Net Change in Fair Value of Derivative Assets and Liabilities

The fair value of certain warrants, including the warrants and embedded derivatives related to certain features associated with our December 2012 credit facility with Athyrium, was recorded as a derivative asset or liability and marked-to-market at each balance sheet date. In addition, the warrants issued in October 2011 in conjunction with the credit facility with Comerica Bank, or Comerica, contained a provision that allowed for price protection within six months of the warrants issuance date, or April 19, 2012. As a result of this provision, the warrants were required to be accounted for as a derivative liability and marked-to-market at each balance sheet date until expiration of the provision, at which time the fair market value of the warrants was reclassified to stockholders’ equity. The change in fair value is recorded in the consolidated statements of comprehensive operations as “Gain (loss) on net change in fair value of derivative assets and liabilities.” We recorded a net gain of $0.6 million and a net loss of $0.3 million for the three and six months ended June 30, 2013 and a net gain of $0.1 million and a net loss of $0.6 million for the three and six months ended June 30, 2012 related to the change in fair value of our recorded derivative asset and liabilities.

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

Liquidity and Capital Resources

Since inception, we have financed our business primarily through the sale of common and preferred stock, funding from strategic partners and government grants, the issuance of debt, asset sales and licensing and product sales. As of June 30, 2013, we had an accumulated deficit of approximately $592.9 million.

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

On October 5, 2012, we entered into a $10.0 million revolving credit facility with Comerica, which was subsequently amended in connection with the Athyrium credit agreement to reduce the aggregate maximum amount that may be borrowed from $10.0 million to $7.5 million. The credit facility has a maturity date of October 5, 2014. This credit facility allows us to borrow up to $5.9 million against certain eligible foreign and domestic receivables and covers an existing $1.6 million letter of credit commitment to our landlord. The credit facility also immediately freed up $1.6 million in restricted cash which had previously secured the letter of credit. Advances under the credit facility bear interest at a daily adjusting London Interbank Offered Rate (LIBOR) plus a margin of 4.75%. As of June 30, 2013, we had a $1.6 million letter of credit and no borrowings outstanding under the credit facility.

As of June 30, 2013, we had available cash and cash equivalents of approximately $21.7 million which we currently estimate is sufficient to fund our operations through at least the next 12 months.

Balance Sheet

Our consolidated assets have decreased by $12.1 million to $81.7 million at June 30, 2013 from $93.8 million at December 31, 2012. This decrease is primarily attributed to a decrease in cash and cash equivalents of $13.1 million primarily to fund operations and working capital needs, including cash paid against accruals and other payments we deferred from 2012. Accounts receivables increased $3.8 million from December 31, 2012 primarily due to timing of product and contract manufacturing revenue shipments.

Our consolidated liabilities have decreased by $2.0 million to $61.1 million at June 30, 2013 from $63.1 million at December 31, 2012 primarily attributable to cash paid against accruals and other payments we deferred from 2012.

Cash Flows Related to Operating, Investing and Financing Activities

For the six months ended June 30, 2013 we used $12.6 million to fund our operations compared to $6.3 million for the six months ended June 30, 2012. The change in operating cash flows for the six months ended June 30, 2013 primarily reflects an increase in accounts receivable of $3.8 million primarily due to timing of product and contract manufacturing shipments combined with a decrease in accounts payable and accrued liabilities primarily due to timing of payments, including payment of 2012 bonuses. Additionally, deferred revenue decreased as a result of recognition of license revenue under our Novus collaboration during the second quarter of 2013.

Our investing activities for continuing operations used net cash of $0.3 million for the six months ended June 30, 2013 related to purchases of property and equipment. We plan to make between $3.0 million to $5.0 million of additional capital investments at Fermic over the next 12 months. These investments should enable us to improve both our manufacturing yields and the profitability of our enzymes over time

Our financing activities for continuing operations used cash of $0.1 million for the six months ended June 30, 2013 due to payments under our equipment loan.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013 (in thousands):

	Total	Payments due by Period
		Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Lease financing obligation—San Diego (1)	$27,176	$1,821	$5,465	$5,797	$14,093
Facility lease—Cambridge, net (2)	62	62	0	0	0
Manufacturing costs to Fermic (3)	47,728	18,348	29,380	0	0
License and research agreements	410	70	140	100	100
Long Term Debt:
Equipment loan (4) (principal of $2.7 million and interest of $1.3 million)	4,057	427	854	854	1,922
Athyrium credit facility (5) (principal of $22.5 million and interest of $11.5 million)	33,980	2,588	5,176	26,216	0

Total Contractual Obligations	$113,413	$23,316	$41,015	$32,967	$16,115

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
(2)	We lease approximately 21,000 square feet of office space in a building in Cambridge, Massachusetts. The offices are leased to us under an operating lease with a term through December 2013. On December 14, 2010, we publicly announced that we were focusing all of our operations in San Diego and closed our office in Cambridge. The closure was effective on March 31, 2011. We signed a sublease agreement in May 2011 for the full Cambridge facility, which will give us additional sublease income of approximately $0.4 million from July 2013 through December 2013, the end of the lease term.
(3)	Pursuant to our manufacturing agreement with Fermic, we are obligated to reimburse monthly costs related to manufacturing activities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. This commitment represents 30 months of rent at current committed capacity, which is the maximum capacity allowed under the agreement.
(4)	Pursuant to our facility lease, we made draws against our equipment loan for $2.9 million to help support the planned build-out of our research and bioprocess development laboratories and corporate headquarters in San Diego. The loan was intended to fund no more than 30% of the total cost of the pilot plant and research and development equipment needed for our new building. The facility is to be paid at an interest rate of 9% over a term of 126 months.
(5)	On December 7, 2012 we entered into a credit agreement with Athyrium for a $22.5 million secured term loan. The term loan has a maturity date of December 7, 2017 and bears interest at 11.5% per annum. Interest payments are due quarterly over the five-year term of the term loan and, other than as described further below, we are not required to make payments of principal for amounts outstanding under the term loan until the maturity. Subject to certain exceptions, the term loan is secured by substantially all of our assets, including our intellectual property.

Manufacturing and Supply Agreements

We have a manufacturing agreement with Fermic to provide us with the capacity to produce commercial quantities of enzyme products, pursuant to which we pay Fermic a fixed monthly rent for minimum committed manufacturing capacity. Under the terms of the agreement, we can cancel the committed purchases with 30 months’ notice. As of June 30, 2013, under this agreement our minimum commitments to Fermic were approximately $47.7 million over the next 30 months.

In addition, under the terms of the agreement, we fund, in whole or in part, capital expenditures for certain equipment required for fermentation and downstream processing of our enzyme products. Since inception through June 30, 2013, we have incurred costs of approximately $23.5 million for property and equipment related to this agreement. Our ongoing strategy is to remove our manufacturing bottlenecks, increase manufacturing efficiencies, and reduce manufacturing variability, in order to manufacture more product and reduce our average production cost per unit. In order to improve our manufacturing capabilities, support growth, and reduce our average unit cost, we plan to make up to $5.0 million of additional capital investments at Fermic over the next 12 months. These investments should enable us to improve both our manufacturing yields and the profitability of our enzymes over time.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have or are reasonably expected to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on such evaluation, such officers have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our review and accounting associated with significant non-routine transactions, as described below.

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

The material weakness will be considered remediated once the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have typically incurred net losses from our continuing operations since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $592.9 million. We expect to continue to incur additional losses in the near term, and if we are unable to successfully execute on our business plan, for the foreseeable future.

Product revenues currently account for the majority of our annual revenues, and we expect that a significant portion of our revenue for 2013 will continue to result from the same sources. Future revenue from collaborations from which we expect to develop and market future products is uncertain and will depend upon our ability to maintain our current collaborations, enter into new collaborations and to meet research and development and commercialization objectives under new and existing agreements. Our product revenue may not continue to grow in either absolute dollars or as a percentage of total revenues. If product revenue increases, we would expect sales and marketing expenses to increase in support of increased volume, which could negatively affect our operating margins and profitability. We also plan to invest heavily in development efforts to commercialize our Product Pipeline, and the amounts we spend may impact our ability to become profitable.

We may not achieve any or all of our goals, and therefore, we cannot provide assurances that we will ever be profitable on an operating basis or maintain revenues at current levels or grow revenues. If we fail to achieve profitability and maintain or increase revenues, the market price of our common stock will likely decrease.

*If we require additional capital to fund our operations, we may need to enter into financing arrangements with unfavorable terms or which could adversely affect the ownership interest and rights of some or all or our stockholders. If such financing is not available, we may need to cease operations.

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

*If demand for our products increases we may not be able to supply our customers with sufficient quantities of product, which could harm our business.

We have in the past, and may experience in the future, manufacturing constraints, inventory losses and decreased manufacturing yields related to product quality and other manufacturing issues, which have prevented us from maintaining adequate supply of inventory to meet our customers’ demands. We may also experience further manufacturing constraints in connection with process improvements or manufacturing expansion and projects we, together with Fermic, have implemented and will continue to implement. For example, during the third quarter of 2012 and first quarter of 2013, we incurred constrained capacity related to downtime for in-process upgrades to one of our fermentation vessels. If such projects, which are intended to increase manufacturing yields and efficiency, are delayed, or do not adequately resolve manufacturing limitations, we may not be able to produce sufficient quantities of our enzyme products, and our results of operations and financial condition would be adversely affected.

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

During the six months ended June 30, 2013, approximately 67% of Phyzyme® XP phytase production was manufactured by Genencor, a subsidiary of DuPont. Due to capacity constraints at Fermic in 2008, we were not able to supply adequate quantities of Phyzyme® XP phytase necessary to meet the increased production demand from DuPont. As a result, we contracted with Genencor to serve as a second-source manufacturer for Phyzyme® XP phytase. Pursuant to current accounting rules, revenue from Phyzyme® XP phytase that is supplied to us by Genencor is recognized in an amount equal to the royalty calculated as a percentage of operating profit received from DuPont, as compared to the full value of the manufacturing costs plus the royalty we currently recognize for Phyzyme® XP phytase we manufacture at Fermic. While this revenue recognition treatment has little or no negative impact on the gross margin we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases.

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

Revenues from Phyzyme® XP phytase represented approximately 62% of total product and contract manufacturing revenues for the six months ended June 30, 2013. We expect that revenue from Phyzyme® XP phytase will decrease due largely to the following factors:

•	Introduction of competing next-generation phytase enzymes, including a competing next-generation phytase enzyme by DuPont, which could adversely impact end user sales of Phyzyme® XP phytase; and

•

A shift in manufacturing of Phyzyme® XP phytase to Genencor, and our related method of revenue recognition for Phyzyme® XP phytase product sales. We recognize revenue from Phyzyme® XP phytase manufactured at Fermic equal to the full value of the manufacturing costs plus royalties, as compared to revenue associated with product manufactured by Genencor which is recognized on a net basis equal to the royalty received from DuPont. While this revenue recognition treatment has little or no negative impact on the gross margin in absolute dollars we recognize for every sale of Phyzyme® XP phytase, it does have a negative impact on the gross product revenue we recognize for Phyzyme® XP phytase as the volume of Phyzyme® XP phytase manufactured by Genencor increases. During the six months ended June 30, 2013, approximately 67% of Phyzyme XP® phytase production was manufactured by Genencor.

Significant fluctuations in commodity availability and price, or a change in the use of production facilities that use our enzymes, could have a negative effect on demand for our enzymes.

Our product lines may be directly or indirectly dependent upon the pricing of commodities and, therefore, may be subject to changes in availability and price of commodities such as corn, wheat and ethanol in our grain processing product line, and poultry and phosphorous in our animal health and nutrition product line. Competitive conditions, government regulations, natural disasters and other events could limit the production of our customers’ products that use our enzymes. As a result, the price and availability of the raw materials used, or the end products which our enzymes are used to produce, may fluctuate substantially, and could significantly impact both the demand for, and average sales price of, our enzymes. Such fluctuations may result in reduced volumes of our enzymes being used, or may result in our enzymes not being used at all. Any change in the use of production facilities that currently use our enzymes to manufacture products could significantly impact the demand for, and average sales price of, our enzymes.

Any of these factors may materially and adversely affect our business, financial conditions and results of operations.

*Because a significant portion of our revenue comes from a small concentration of large customers, any decrease in sales to these customers could harm our operating results.

Our revenue and profitability are highly dependent on our relationships with a limited number of customers. For the six months ended June 30, 2013, our two largest customers accounted for approximately 74% of total revenue. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

*We may not be successful maintaining or increasing demand for our existing and future products for the grain processing industry.

Demand for our grain processing product line has been impacted by adverse business conditions in the corn ethanol industry due largely to the following factors:

•	Reduced demand for gasoline, and therefore for ethanol, have depressed ethanol prices;

•

Depressed ethanol prices combined with high corn prices have resulted in low to negative margins for corn ethanol producers, and they have responded by reducing operating rates or idling operations until margins improve; and

•	Reduced operating rates or idle operations combined with higher wheat prices in Europe have impacted our Xylathin™ xylanase product sales.

In addition, the market for our Fuelzyme® alpha-amylase product is highly competitive, and dominated by two major suppliers with more than a 75% market share who have greater resources and experience than we do in serving this market. As a result of these factors, we have experienced increased competitive pressure and delays or extensions of trials which consequently has affected the timing of new customer adoptions. We expect that current industry conditions could continue to impact our revenue growth for our grain processing product line in the near to mid term.

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

We sell our products to a limited number of customers, and we are likely to continue to experience a high degree of customer concentration in the future. Therefore, the loss or a significant reduction of business from any of our major customers has and may continue to adversely affect our results of operations. For example, if the general market conditions for corn ethanol were to continue to deteriorate, including as a result of over-supply and reduced demand, our Fuelzyme® alpha-amylase customers will continue to be adversely affected, which could continue to cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders, which would adversely affect our business and result in reduced sales, profits and cash flows.

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

Historically, we have relied upon a number of strategic partners, including current partners like Novus, DuPont, WeissBioTech, and Fermic to enhance and support our development and commercialization efforts for our industrial enzymes.

Historically, DuPont and its predecessor, Danisco, has accounted for a significant percentage of our product revenue. However, DuPont is under no obligation to continue to market Phyzyme® XP phytase, and in fact has recently introduced a competing next-generation phytase enzyme. DuPont represented approximately 62% of total product and contract manufacturing revenues for the six months ended June 30, 2013. Under our agreement with DuPont, we receive a royalty equal to 50% of DuPont’s operating profit from their sales of Phyzyme® XP phytase, as defined. We record our quarterly royalty defined by our agreement based on information reported to us by DuPont. We have limited visibility into DuPont’s sales or operating profits related to Phyzyme® XP phytase, and therefore our ability to accurately estimate the royalty payments we may receive from DuPont is also limited. We expect to experience declines in Phyzyme XP sales as a result of DuPont’s introduction of its next-generation phytase that could negatively impact our product revenue and gross profit.

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

In connection with the sale of our lingo-cellulosic business to BP on September 2, 2010, we transferred ownership of certain intellectual property for which BP has granted us a license for use within our enzymes business. While the provisions of the purchase agreement provide that BP maintain and protect such intellectual property, there can be no assurance that BP will continue to do so. In addition, BP may be unsuccessful in protecting the intellectual property which we have a license to, if such intellectual property rights are challenged by third parties. While we have certain rights to take action to maintain or protect such intellectual property, in the event that BP determines not to, we may be unsuccessful in protecting the intellectual property if challenged by third parties. If either of these events were to occur, we may lose our rights to certain intellectual property, which could severely harm our business. Similarly, we license additional intellectual property that we use to manufacture our products and otherwise use in our business. In the event that the licensors of this technology do not adequately protect it, our ability to use that technology will also be restricted, resulting in harm to our business.

In addition, BP’s rights to use the intellectual property that we have licensed are limited only by the non-competition agreements entered in connection with the sale of our LC business, which agreements expire in September 2015. Following expiration of these agreements, BP will have the right to use without limitation the same intellectual property that we have used and still use to develop our products. Should BP elect to compete with us following such expiration, such competition could harm our business.

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

Our $22.5 million secured term loan or the Term Loan, with Athyrium bears interest at 11.5% per annum and is secured by substantially all of our assets, including our intellectual property. The credit agreement governing the Term Loan contains customary affirmative and negative covenants and events of default. For example, pursuant to the terms of the credit agreement, our total revenues for any fiscal quarter may not be less than $7.5 million. Should we not meet these quarterly minimum revenue covenants, the lender has the right to demand repayment of the obligations under the Term Loan. There can be no assurance that we will be able to satisfy the operating and financial covenants under the credit agreement, and we cannot predict whether the lender would demand repayment of the outstanding balance of the Term Loan or exercise any other remedies available to it if we were unable to meet the minimum quarterly revenue covenants. In addition, the covenants in the credit agreement restrict our ability to, among other things, grant certain liens, make certain investments, incur certain debt, engage in certain mergers and acquisitions, dispose of assets, make certain restricted payments such as dividend payments, engage in any business not related to our current business strategy, enter into certain transactions with affiliates and insiders, enter into certain agreements that encumber or restrict our ability to satisfy our obligations under the credit agreement, use the proceeds from the Term Loan to purchase margin stock, make certain voluntary prepayments on outstanding debt, make certain fundamental changes to our corporate organization, and make certain changes to our existing revolving credit facility with Comerica Bank, or Comerica. In the event of certain disposition transactions, we are required to apply 50% of the net cash proceeds from such transaction to prepay amounts outstanding under the Term Loan, and we are required to apply 100% of the net cash proceeds from any such transaction to prepay amounts outstanding under the Term Loan if the disposition transaction was done involuntarily. Additionally, subject to certain exceptions and annual caps, we are required to apply 50% of the net cash proceeds from any enumerated extraordinary event, such as pension plan reversions, proceeds of insurance, condemnation awards, indemnity payments and purchase price adjustments, to prepay amounts outstanding under the Term Loan. Prepayments of amounts outstanding under the Term Loan are subject to a 15% prepayment premium if made prior to December 7, 2014, or a lesser premium based on the number of months elapsed from December 1, 2014 if made after December 7, 2014. The covenants and restrictions contained in the credit agreement could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, our inability to meet or otherwise comply with the covenants under the credit agreement could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our loan and security agreement with Comerica. In the event of future defaults under the credit agreement for which we are not able to obtain waivers, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate the credit agreement and Term Loan on terms less favorable to us, or to immediately cease operations.

We have also entered into a $7.5 million revolving credit facility with Comerica, or the Credit Line. Advances under the Credit Line bear interest at a rate equal to the LIBOR plus a margin of 4.75%, and are secured by substantially all of our assets, excluding our intellectual property. The loan and security agreement governing the Credit Line contains customary affirmative and negative covenants and events of default. Pursuant to the terms of the loan and security agreement, our tangible net worth may not fall below $10.0 million, plus an escalation of 50% of any equity proceeds received by us from the sale of our equity securities up to an aggregate increase of no more than $5.0 million, and we must maintain an aggregate balance of cash at Comerica covered by a control agreement of not less than $3.0 million. Should we not meet the tangible net worth or cash balance requirements, the lender may eliminate its commitment to make further credit available to us, declare due all unpaid principal amounts outstanding and foreclose on all collateral to satisfy any unpaid obligations. There can be no assurance that we will be able to satisfy the operating and financial covenants under the loan and security agreement, and we cannot predict whether the lender would demand repayment of outstanding advances under the Credit Line or exercise any other remedies available to it if we were unable to meet these covenants. In addition, in the event of our default or failure to perform under any agreement to which we are a party with a third party or parties resulting in a right by such third party or parties, whether or not exercised, to accelerate the maturity of any indebtedness in an amount in excess of $0.5 million, or that would reasonably be expected to have a material adverse effect on our business, we would be in default under the loan and security agreement. The loan and security agreement also places limitations (subject to customary baskets and exceptions) on our ability to, among other things, dispose of assets, engage in any business not related to our current business strategy, engage in certain mergers and acquisitions, incur debt, grant liens, make certain restricted payments such as dividend payments, make certain investments, enter into certain transactions with affiliates, make payments on subordinated debt, and store inventory or equipment with certain third parties, and contains usual and customary covenants for an arrangement of its type. These and other restrictions contained in the loan and security agreement could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders.

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

The market price of our common stock has in the past been, and is likely to continue to be, subject to significant fluctuations. Between January 1, 2006 and August 7, 2013, the closing market price of our common stock has ranged from a low of $1.42 to a high of $138.95. Since the completion of our merger with Celunol Corp. on June 20, 2007, the closing market price of our common stock has ranged from $1.42 to $81.96. The closing market price of our common stock on June 30, 2013 was $2.24, and the closing price of our common stock on August 7, 2013 was $2.63. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our officers, directors, and stockholders with at least 10% of our stock together controlled approximately 18% of our outstanding common stock as of June 30, 2013. If these officers, directors, and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could heavily contribute to our entering into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

*Future sales of our common stock in the public market could cause our stock price to fall.

As of June 30, 2013, we had 12,784,894 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Likewise the issuance of additional shares of our common stock, including upon the exercise of some or all of our outstanding warrants, could adversely affect the trading price of our common stock. In addition, the existence of these warrants may encourage short selling of our common stock by market participants. Moreover, we may need to raise additional capital in the future to fund our operations. If we raise additional capital by issuing equity securities or convertible debt, or couple any debt, receivables or royalty financings with an equity component, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation—filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-29173), filed with the Securities and Exchange Commission on May 12, 2000, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2007, and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-29173), filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation—filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-29173), filed with Securities and Exchange Commission on September 9, 2009, and incorporated herein by reference.

3.6	Amended and Restated Bylaws, as amended—filed herewith.

4.1	Form of Common Stock Certificate of the Company—filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-92853) filed with the Securities and Exchange Commission on January 20, 2000, and incorporated herein by reference.

4.2	Form of Warrant issued to Comerica Bank—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(File No. 000-29173), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated herein by reference.

4.3	Amended and Restated Warrant issued to Athyrium Opportunities Fund (A)—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

4.4	Amended and Restated Warrant issued to Athyrium Opportunities Fund (B)—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

4.5	Registration Rights Agreement, dated December 7, 2012, by and between the Company and Athyrium Opportunities Fund (A) LP and Athyrium Opportunities Fund (B) LP—filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-29173), filed with the Securities and Exchange Commission on April 1, 2013, and incorporated herein by reference.

10.1*	Verenium Corporation 2010 Equity Incentive Plan, as amended—filed as Annex A to the Company’s Proxy Statement on Schedule 14A (File No. 000-29173), filed with the Securities and Exchange Commission on April 26, 2013, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended—filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith.

101	The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERENIUM CORPORATION

Date: August 9, 2013	/s/ Jeffrey G. Black
Jeffrey G. Black
Senior Vice President and Chief Financial Officer (Principal Financial Officer)